Form 10-Q
period 1996-06-28
HARMONIC LIGHTWAVES INC
filed 1996-08-09
CIK 851310

                                                       TOTAL NUMBER OF PAGES 15
                                                   INDEX TO EXHIBITS AT PAGE 14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended June 28, 1996

                                       OR

      [   ]  Transition report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
             For the transition period from __________ to ___________

Commission File No.  0-25826

                            HARMONIC LIGHTWAVES, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                  77-0201147
  (State of incorporation)             (I.R.S. Employer Identification No.)

                              3005 Bunker Hill Lane
                              Santa Clara, CA 95054
                                 (408) 970-9880

               (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                                 --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes       X      No

As of June 28, 1996 there were 10,120,161 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index

PART I - FINANCIAL INFORMATION                                                                Page
Item 1.  Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets at June 28, 1996
   and December 31, 1995.........................................................................3

   Condensed Consolidated Statements of Operations for the Three Months and Six Months
   Ended June 28, 1996 and June 30, 1995.........................................................4

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 28, 1996 and June 30, 1995...............................................................5

   Notes to Condensed Consolidated Financial Statements..........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................7


PART  II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K .......................................................12

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            HARMONIC LIGHTWAVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     JUNE 28,        December 31,
                                                                       1996               1995
                                                                  -------------    ----------------
                                                                    (UNAUDITED)

Assets
Current assets:
  Cash and cash equivalents                                           $18,731           $22,126
  Accounts receivable, net                                             11,462             5,802
  Inventories                                                           8,972             9,176
  Prepaid expenses and other assets                                     1,552               199
                                                                  ---------------     -------------

  Total current assets                                                 40,717            37,303
 Property and equipment, net                                            5,186             4,514
                                                                  ---------------     -------------
                                                                      $45,903           $41,817
                                                                  ===============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                     $ 3,644           $ 2,201
 Accrued liabilities                                                    3,116             2,607
                                                                  ---------------     -------------
 Total current liabilities                                              6,760             4,808
                                                                  ---------------     -------------
Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized;
 no shares issued or outstanding                                          ---               ---

 Common Stock, $.001 par value, 50,000,000 shares authorized;
  10,120,161 and 9,903,501 shares issued and outstanding                   10                10

 Capital in excess of par value                                        54,227            53,865

 Accumulated deficit                                                  (15,094)          (16,866)
                                                                  ---------------     -------------
 Total stockholders' equity                                            39,143            37,009
                                                                  ---------------     -------------
                                                                     $ 45,903           $41,817
                                                                  ===============     =============

   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 28,       June 30          JUNE 28,       June 30,
                                                     --------------------------      --------------------------
                                                        1996            1995            1996             1995
                                                        --------------------            ----------------------
Net sales                                             $13,485          $9,623          $24,727         $17,844

Cost of sales                                           7,474           5,271           13,756           9,823
                                                      -------          ------         --------         -------
Gross profit                                            6,011           4,352           10,971           8,021
                                                      -------          ------         --------         -------
Operating expenses:
  Research and development                              2,038           1,481            3,931           2,754
  Sales and marketing                                   2,269           1,360            4,236           2,703
  General and administrative                              796             474            1,460             906
                                                      -------          ------         --------         -------
Total operating expenses                                5,103           3,315            9,627           6,363
                                                      -------          ------         --------         -------
Income from operations                                    908           1,037            1,344           1,658

Interest expense                                          ---             (64)             ---            (126)
Interest and other income (expense), net                  277             115              521             113
                                                      -------          ------         --------         -------
Income before income taxes                              1,185           1,088            1,865           1,645

Provision for income taxes                                 59              54               93              82
                                                      -------          ------         --------         -------
Net income                                            $ 1,126          $1,034         $  1,772         $ 1,563
                                                      -------          ------         --------         -------
Net income per share                                  $  0.10          $ 0.10         $   0.16         $  0.16
                                                      -------          ------         --------         -------
Weighted average common
  shares and equivalents                               11,452           9,936           11,336           9,579
                                                      -------          ------         --------         -------

   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                      JUNE 28,       June 30,
                                                                        1996           1995
                                                                     ---------------------------
Cash flows from operating activities:
  Net income                                                          $  1,772        $  1,563
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        1,143             710
    Changes in assets and liabilities:
     Accounts receivable                                                (5,660)         (2,265)
     Inventories                                                           204          (1,909)
     Prepaid expenses and other assets                                  (1,353)            (96)
     Accounts payable                                                    1,443           1,439
     Accrued liabilities                                                   509           1,042
                                                                      --------        --------
     Net cash provided by (used in) operating activities                (1,942)            484
                                                                      --------        --------
Cash flows used in investing activities for the
  acquisition of property and equipment                                 (1,815)           (992)
                                                                      --------        --------
Cash flows from financing activities:
  Repayments under bank line of credit                                      --            (922)
  Proceeds from issuance of common stock, net                              362          24,348
  Principal payments under capitalized lease obligations                    --            (422)
                                                                      --------        --------
  Net cash provided by financing activities                                362          23,004
                                                                      --------        --------
Net increase (decrease) in cash and cash equivalents                    (3,395)         22,496
Cash and cash equivalents at beginning of period                        22,126           1,743
                                                                      --------        --------
Cash and cash equivalents at end of period                            $ 18,731        $ 24,239
                                                                      ========        ========
Supplemental schedule of cash flow information and
  noncash financing activities:

  Interest paid during the period                                          --         $    126

  Income taxes paid during the period                                 $    121              --

  Issuance of common stock upon                                             --        $ 29,215
    conversion of mandatorily redeemable
    convertible preferred stock

  Acquisition of property and equipment under capital
    leases and equipment term loan                                          --        $    487

   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS  OF PRESENTATION

            The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Lightwaves, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 29, 1996. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996, or any other future period.

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                                             June 28,                   December 31,
                                                               1996                         1995
                                                            ----------                 ------------
                                                            (UNAUDITED)
    Raw materials.......................................... $  2,788                   $    2,866
    Work-in-process........................................    3,346                        2,372
    Finished goods.........................................    2,838                        3,938
                                                            --------                   ----------
                                                            $  8,972                   $    9,176
                                                            ========                   ==========


NOTE 3 - INITIAL  PUBLIC  OFFERING

            In May 1995, the Company completed its initial public offering ("IPO") of 2,600,000 shares of common stock, 600,000 of which were sold by existing stockholders, at a price of $13.50 per share. Net proceeds to the Company were approximately $24.2 million, after underwriter commissions and associated costs. Upon the closing of the IPO, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock automatically converted into an equal number of shares of Common Stock.

NOTE 4 - NET  INCOME  PER  SHARE

            Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist, where applicable, of Mandatorily Redeemable Convertible Preferred Stock (using the if converted method), and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive except that, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to stock options and warrants (using the treasury stock method and the initial public offering price) issued from April 1, 1994 through the date of the Company's IPO have been included in the computation for all periods presented through the Company's IPO, even if antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Harmonic Lightwaves develops, manufactures and sells highly integrated fiber optic transmission systems for emerging hybrid fiber coax ("HFC") cable television networks. The Company's products include optical transmitters and optical node receivers, return path transmitters and receivers, as well as network management hardware and software. These products are used in HFC networks by cable television and other broadband service providers.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Factors That May Affect Future Results Of Operations" below and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 40% from $9.6 million in the second quarter of 1995 to $13.5 million in the second quarter of 1996. For the six month periods, net sales increased 39% from $17.8 million in the first six months of 1995 to $24.7 million in the first six months of 1996. This growth in net sales was attributable in part to higher unit sales of the Company's existing products, particularly of the PWRLink transmitter. In addition, the Company began shipment of its 1550 nm MaxLink transmission system during the second quarter of 1996. These factors were partially offset by lower selling prices for certain products. In the second quarter of 1996, both domestic and international sales increased over the levels achieved in the second quarter of 1995. International sales represented 64% of net sales in the second quarter of 1996 compared to 69% of net sales in the second quarter of 1995.

GROSS PROFIT

Gross profit increased from $4.4 million (45% of net sales) in the second quarter of 1995 to $6.0 million (45% of net sales) in the second quarter of 1996 and from $8.0 million in the first six months of 1995 (45% of net sales) to $11.0 million (44% of net sales) in the first six months of 1996. The increases in gross profit were principally due to higher unit sales and lower material costs resulting from higher volume, and were partially offset by lower selling prices for certain products. Gross margins remained relatively constant in the second quarter of 1996 compared to the second quarter of 1995 despite an increase in revenue, due in part to start-up production costs associated with the launch of the 1550 nm MAXLink transmission system.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $1.5 million in the second quarter of 1995 to $2.0 million in the second quarter of 1996, but remained constant as a percentage of net sales at 15%, reflecting higher sales levels. For the six month periods, research and development expenses increased from $2.8 million in 1995 (15% of net sales) to $3.9 million in 1996 (16% of net sales). The increases in research and development expenses in both periods were principally attributable to increased headcount, particularly at the Company's Israeli subsidiary, and increased use of outside subcontractors and consultants in connection with the development of the Company's 1550 nm MaxLink transmission system and ISO 9001 certification process. Research and development expenses for the second quarters of 1995 and 1996 and first six months of 1995 and 1996 are net of grants from the BIRD Foundation of approximately $90,000, $67,000, $192,000 and $103,000 respectively. The Company anticipates that research and development expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

SALES AND MARKETING

Sales and marketing expenses increased from $1.4 million (14% of net sales) in the second quarter of 1995 to $2.3 million (17% of net sales) in the second quarter of 1996. For the six month periods, sales and marketing expenses increased from $2.7 million (15% of net sales) to $4.2 million (17% of net sales). The increases in expenses were primarily due to higher headcount associated with expansion of the direct sales force and technical support organization, as well as higher promotional expenses. The Company intends to further expand its sales and marketing headcount during the remainder of 1996 and anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $0.5 million (5% of net sales) in the second quarter of 1995 to $0.8 million (6% of net sales) in the second quarter of 1996. For the six month periods, general and administrative expenses increased from $0.9 million (5% of net sales) to $1.5 million (6% of net sales). The increases in expenses were principally attributable to costs of supporting the Company's growth in headcount and operations, and, to a lesser extent, to certain costs associated with being a public company. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) were $0.3 million and $0.5 million in the three and six month periods respectively, ended June 28, 1996, compared to $0.1 million and a nominal amount in the corresponding periods of 1995. The increases in interest and other income in both periods in 1996 were principally attributable to interest earned on cash balances, following closing of the Company's IPO on May 30, 1995.

INCOME TAXES

The provisions for income taxes for both periods of 1995 and 1996 are based on an estimated effective annual tax rate of 5% resulting from federal and state alternative minimum taxes. This rate reflects estimated future realization of deferred tax assets, primarily net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering of Common Stock in May 1995, raising approximately $24.2 million, net of offering costs. Prior to that, the Company satisfied its liquidity needs primarily from the net proceeds of private sales of Preferred Stock, and to a lesser extent, from capital equipment leases and bank borrowings.

Cash provided (used) by operations was approximately ($1.9 million) and $0.5 million for the six months ended June 28, 1996 and June 30, 1995, respectively. The decrease in cash provided by operations was primarily due to lower customer collections attributable to the timing of sales and customer payment terms. In addition, the Company paid approximately $1.1 million in prepaid rents and deposits during the first six months of 1996 in connection with signing a 10-year lease for a new corporate headquarters in Sunnyvale, California which it expects to occupy commencing in August 1996.

As of June 28, 1996, the Company had net working capital of $34.0 million, including $18.7 million of cash and cash equivalents. The Company currently has a bank line of credit which provides for up to $5.0 million in borrowings and expires in September 1996. The line of credit bears interest at the bank's prime rate plus 0.25%. There were no outstanding borrowings under this line during the first six months of 1996.

Additions to property, plant and equipment were approximately $1.8 million and $1.5 million in the six months ended June 28, 1996 and June 30, 1995, respectively. The increase in 1996 compared to 1995 was due principally to increased expenditures for manufacturing and test equipment resulting from higher demand for the Company's products, introduction of new products, and leasehold improvements at the new facility. The Company expects to spend between $5.0 million and $6.0 million on capital expenditures in 1996, primarily for manufacturing, test equipment and leasehold improvements at the new facility.

The Company believes that its cash balances, anticipated funds generated from operations, and funds available under its bank line of credit will be sufficient to satisfy its cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, the development of custom products, the level of international sales and general economic conditions. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1994, 1995 and the first six months of 1996 accounted for approximately 88%, 80% and 83%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer, could have a material adverse effect on the Company's business and operating results.

Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are affected by a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation and television deregulation, overall demand for cable television services, competitive pressures (including the availability of alternative video delivery technologies), discretionary customer spending patterns and general economic conditions. The Company believes that the consolidation of ownership of domestic cable television systems, by acquisition and system exchanges, together with uncertainty over regulatory issues, particularly the debate over the provisions of the Telecommunications Act of 1996, caused delays in capital spending by major domestic MSOs during the second half of 1995 and first quarter of 1996. Although the act was passed into law in February 1996 and the Company believes that its provisions will result in increased capital expenditures in the telecommunications industry, there can be no assurance that recent indications of an increase in capital spending by domestic MSOs will continue in the near future, or at all, or that the Company's sales will increase as a result of increased capital spending by the MSOs. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Highly Competitive Industry

The market for cable television transmission equipment is extremely competitive and has been characterized by rapid technological change. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than the Company. Many of such large competitors are in a better position than the Company to withstand any significant reduction in capital spending by cable television operators. In addition, many of the Company's competitors have more long standing and established relationships with domestic and foreign cable television operators than does the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business and operating results.

Rapid Technological Change

The market for the Company's products is relatively new, making it difficult to accurately predict the market's future growth rate, size and technological direction. In view of the evolving nature of this market, there can be no assurance that cable television operators, telephone companies or other suppliers of broadband services will not decide to adopt alternative architectures or technologies that are incompatible with the Company's products, which would have a material adverse effect on the Company's business and operating results.

The broadband communications markets are characterized by continuing technological advancement. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets for fiber optic transmission equipment continue to develop, the Company must successfully develop new products for these markets in order to remain competitive. For example, to compete successfully in the future, the Company believes that it must successfully develop and introduce products that will facilitate fiber optic digital signal transmission, and that it must successfully introduce and market a 1550nm transmission system. While the Company began initial shipments of its 1550nm MaxLink transmission systems in the second quarter of 1996, there can be no assurance that the Company will successfully complete the introduction of its 1550mn MaxLink transmission system, that the Company will successfully develop or introduce products that will facilitate fiber optic digital signal transmission, or that such products will achieve commercial acceptance. The failure of the Company to successfully develop and introduce new products that address the needs of the broadband communications market could have a material adverse effect on the Company's business and operating results. In addition, there can be no assurance that the successful introduction by the Company of new products will not have an adverse effect on the sales of the Company's existing products. For instance, an emerging trend in the domestic market toward narrowcasting (targeted delivery of advanced services to small groups of subscribers) is causing changes in the network architectures of some cable operators. This may have the effect of changing the Company's product mix toward lower price transmitters, which could adversely affect the Company's gross margins.

Sole or Limited Sources of Supply

Certain components and subassemblies necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components or subassemblies. The Company does not maintain long-term agreements with any of its suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business and operating results. The Company believes that investment in inventories will constitute a significant portion of its working capital in the future. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence in the future, which would materially and adversely affect its business and operating results.

Management of Growth

The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management systems. Any failure by the Company to manage effectively its future growth could have a material adverse effect on the Company's business and operating results. The Company is scheduled to move to a new facility in Sunnyvale, California in August 1996. This move could cause potential disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

PART  II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit #               Description of Document
      11.1               Computation of Net Income Per Share


B.  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 28, 1996.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 7, 1996

                                 HARMONIC LIGHTWAVES, INC.
                                (Registrant)

                        By:  /s/     Robin N. Dickson
                                ----------------------------------------
                                  Robin N. Dickson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits

EXHIBIT NO.           DESCRIPTION OF DOCUMENT                 BEGINS ON PAGE NO.
11.1                  Computation of Net Income Per Share              15
27.1                  Financial Data Schedule                          16