Form 10-Q
period 1996-09-27
HARMONIC LIGHTWAVES INC
filed 1996-11-12
CIK 851310

                                                        TOTAL NUMBER OF PAGES 15
                                                    INDEX TO EXHIBITS AT PAGE 14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 27, 1996

                                       OR

  [   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from            to

Commission File No.  0-25826

                            HARMONIC LIGHTWAVES, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                        77-0201147
(State of incorporation)                    (I.R.S. Employer Identification No.)



                                 549 Baltic Way
                               Sunnyvale, CA 94089
                                 (408) 542-2500

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
                                 Yes  X    No
                                     ---      ---



As of September 27, 1996 there were 10,152,035 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index

PART I - FINANCIAL INFORMATION                                                                         Page
Item 1.  Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets at September 27, 1996
   and December 31, 1995.........................................................................        3

   Condensed Consolidated Statements of Operations for the Three Months and Nine Months
   Ended September 27, 1996 and September 29, 1995...............................................        4

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   September 27, 1996 and September 29, 1995.....................................................        5

   Notes to Condensed Consolidated Financial Statements..........................................        6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................        7


PART  II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................       12

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            HARMONIC LIGHTWAVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                    SEPTEMBER 27,    DECEMBER 31,
                                                                        1996             1995
                                                                    ------------     -----------
                                                                    (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                            $ 17,700        $ 22,126
   Accounts receivable, net                                               12,693           5,802
   Inventories                                                            10,397           9,176
   Prepaid expenses and other assets                                       1,216             199
                                                                        --------        --------

      Total current assets                                                42,006          37,303
Property and equipment, net                                                7,728           4,514
Other assets                                                               1,204              --
                                                                        --------        --------
                                                                        $ 50,938        $ 41,817
                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $  5,604        $  2,201
   Accrued liabilities                                                     4,183           2,607
                                                                        --------        --------

      Total current liabilities                                            9,787           4,808
                                                                        --------        --------

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      no shares issued or outstanding                                         --              --

   Common Stock, $.001 par value, 50,000,000 shares authorized;
      10,152,035 and 9,903,501 shares issued and outstanding                  10              10

   Capital in excess of par value                                         54,494          53,865

   Accumulated deficit                                                   (13,353)        (16,866)
                                                                        --------        --------

      Total stockholders' equity                                          41,151          37,009
                                                                        --------        --------

                                                                        $ 50,938        $ 41,817
                                                                        ========        ========


     The accompanying notes are integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 27,  SEPTEMBER 29,   SEPTEMBER 27,   SEPTEMBER 29,
                                             ---------------------------    -----------------------------
                                                1996            1995          1996                 1995
                                             ----------      -----------    --------             --------
Net sales                                      $16,670          $10,659        $41,397            $28,503

Cost of sales                                    8,846            5,731         22,602             15,554
                                               -------          -------        -------            -------

Gross profit                                     7,824            4,928         18,795             12,949
                                               -------          -------        -------            -------

Operating expenses:
   Research and development                      2,617            1,755          6,548              4,509
   Sales and marketing                           2,732            1,404          6,968              4,107
   General and administrative                      865              619          2,325              1,525
                                               -------          -------        -------            -------

Total operating expenses                         6,214            3,778         15,841             10,141
                                               -------          -------        -------            -------

Income from operations                           1,610            1,150          2,954              2,808

Interest expense                                    --              (60)            --               (186)
Interest and other income (expense), net           223              340            744                453
                                               -------          -------        -------            -------

Income before income taxes                       1,833            1,430          3,698              3,075

Provision for income taxes                          92               72            185                154
                                               -------          -------        -------            -------

Net income                                     $ 1,741          $ 1,358        $ 3,513            $ 2,921
                                               =======          =======        =======            =======
Net income per share
                                               $  0.15          $  0.12        $  0.31            $  0.29
                                               =======          =======        =======            =======
Weighted average common
   shares and equivalents                       11,577           11,364         11,427             10,098
                                               =======          =======        =======            =======

   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                   SEPTEMBER 27,  SEPTEMBER 29,
                                                                      1996           1995
                                                                   ------------   -------------
Cash flows from operating activities:
   Net income                                                        $ 3,513        $ 2,921
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     1,803          1,143
     Changes in assets and liabilities:
        Accounts receivable                                           (6,891)        (2,158)
        Inventories                                                   (1,221)        (3,247)
        Prepaid expenses and other assets                             (2,221)          (151)
        Accounts payable                                               3,403            426
        Accrued liabilities                                            1,576          1,254
                                                                     -------        -------

           Net cash (used in) provided by operating activities           (38)           188
                                                                     -------        -------
Cash flows used in investing activities for the
   acquisition of property and equipment                              (5,017)        (1,273)
                                                                     -------        -------
Cash flows from financing activities:
   Repayments under bank line of credit                                   --           (922)
   Repayments of long-term debt                                           --         (1,825)
   Proceeds from issuance of common stock, net                           629         24,346
                                                                     -------        -------

           Net cash provided by financing activities                     629         21,599
                                                                     -------        -------

Net (decrease) increase in cash and cash equivalents                  (4,426)        20,514
Cash and cash equivalents at beginning of period                      22,126          1,743
                                                                     -------        -------

Cash and cash equivalents at end of period                           $17,700        $22,257
                                                                     =======        =======

Supplemental schedule of cash flow information and noncash financing activities:

   Interest paid during the period                                        --        $   175

   Income taxes paid during the period                               $   134        $    96

   Issuance of common stock upon conversion of
      mandatorily redeemable convertible preferred stock                  --        $29,215

   Acquisition of property and equipment under capital
      leases and  equipment term loan                                     --        $   752


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

NOTE 2 - INVENTORIES (IN THOUSANDS)

                   SEPTEMBER 27,  DECEMBER 31,
                      1996            1995
                   -------------  ------------
                   (UNAUDITED)
Raw  materials        $ 2,374       $ 2,866
Work-in-process         4,378         2,372
Finished goods          3,645         3,938
                      -------       -------
                      $10,397       $ 9,176
                      =======       =======


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

RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 56% from $10.7 million in the third quarter of 1995 to $16.7 million in the third quarter of 1996. For the nine month periods, net sales increased 45% from $28.5 million in the first nine months of 1995 to $41.4 million in the first nine months of 1996. This growth in net sales was primarily attributable to higher unit sales of the Company's existing products, particularly the PWRLink transmitter and 1550 nm MaxLink transmission system which began shipment during the second quarter of 1996. These factors were partially offset by lower unit sales of the YAGLink optical transmitter and lower selling prices for certain products. In the third quarter of 1996, both domestic and international sales increased over the levels achieved in the third quarter of 1995. International sales represented 55% of net sales in the third quarter of 1996 compared to 68% of net sales in the third quarter of 1995.

The Company received a letter dated October 17, 1996 from Tele-Communications, Inc. ("TCI"), asking it to stop product shipments to TCI until further notice. Based on published reports, the Company believes that it was one of approximately thirty equipment vendors to receive such a letter. In the third quarter of 1996, sales to TCI represented approximately 5% of the Company's net sales. The Company can not presently estimate when, if ever, it will be able to resume shipments to TCI. There can be no assurance that the Company will be able to replace shipments to TCI with shipments to new or existing customers or that, if shipments to TCI are resumed, such shipments will approach their historical level.

GROSS PROFIT

Gross profit increased from $4.9 million (46% of net sales) in the third quarter of 1995 to $7.8 million (47% of net sales) in the third quarter of 1996 and from $12.9 million in the first nine months of 1995 (45% of net sales) to $18.8 million (45% of net sales) in the first nine months of 1996. The increases in gross profit were principally due to higher unit sales, a more favorable product mix and lower material costs resulting from higher volumes, and were partially offset by lower selling prices for certain products.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $1.8 million in the third quarter of 1995 to $2.6 million in the third quarter of 1996, but remained constant as a percentage of net sales at 16%, reflecting higher sales levels. For the nine month periods, research and development expenses increased from $4.5 million in 1995 to $6.5 million in 1996, but remained constant as a percentage of net sales at 16% due to higher sales levels. The increases in research and development expenses in both periods were principally attributable to increased headcount, particularly at the Company's Israeli subsidiary, and increased use of outside subcontractors and consultants in Israel and in connection with the network management and 1550 nm MaxLink transmission system programs. Research and development expenses for the third quarters of 1995 and 1996 and first nine months of 1995 and 1996 are net of grants from the BIRD Foundation of approximately $33,000, $17,000, $233,000 and $120,000 respectively. The Company anticipates that research and development expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

SALES AND MARKETING

Sales and marketing expenses increased from $1.4 million (13% of net sales) in the third quarter of 1995 to $2.7 million (16% of net sales) in the third quarter of 1996. For the nine month periods, sales and marketing expenses increased from $4.1 million (14% of net sales) to $7.0 million (17% of net sales). The increases in expenses were primarily due to higher headcount associated with expansion of the direct sales force, customer service and technical support organizations, as well as higher promotional expenses. The Company intends to further expand its sales and marketing headcount during the remainder of 1996 and anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $0.6 million (6% of net sales) in the third quarter of 1995 to $0.9 million (5% of net sales) in the third quarter of 1996. For the nine month periods, general and administrative expenses increased from $1.5 million (5% of net sales) to $2.3 million (6% of net sales). The increases in expenses were principally attributable to costs of supporting the Company's growth in headcount and operations, and, to a lesser extent, to certain costs associated with being a public company. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) were $0.2 million and $0.7 million in the three and nine month periods respectively, ended September 27, 1996, compared to $0.3 million and $0.3 million in the corresponding periods of 1995. The decrease in interest and other income in the third quarter of 1996 compared to the same period of 1995 was principally attributable to lower interest income due to lower cash balances and certain nonrecurring costs associated with the Company's move to its new corporate headquarters in Sunnyvale, California in August
1996. The increase in interest and other income in the first nine months of 1996 compared to the same period of 1995 was principally due to interest earned on higher average cash balances in 1996 following closing of the Company's IPO on May 30, 1995.

INCOME TAXES

The provisions for income taxes for both periods of 1995 and 1996 were based on an estimated effective annual tax rate of 5% resulting from federal and state alternative minimum taxes. This rate reflects estimated future realization of deferred tax assets, primarily net operating loss carryovers.


LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering of Common Stock in May 1995, raising approximately $24.2 million, net of offering costs. Prior to that, the Company satisfied its liquidity needs primarily from the net proceeds of private sales of Preferred Stock, and to a lesser extent, from capital equipment leases and bank borrowings.

Cash (used) provided by operations was approximately $0.0 and $0.2 million for the nine months ended September 27, 1996 and September 29, 1995, respectively. The decrease in cash provided by operations was primarily due to higher accounts receivable and prepayment of rents and deposits of $2.1 million in connection with the Company's new corporate headquarters, partially offset by higher accounts payable, net income and depreciation expense. The increase in accounts receivable during the first nine months of 1996 was attributable principally to sales growth and higher days outstanding at September 27, 1996 compared to December 31, 1995 due to the seasonal pattern of sales in the fourth quarter of 1995.

As of September 27, 1996, the Company had net working capital of $32.2 million, including $17.7 million of cash and cash equivalents. During the third quarter, the Company renegotiated its bank line of credit which now provides for up to $10.0 million in borrowings and expires in September 1997. The line of credit bears interest at the bank's prime rate or LIBOR plus 2.0%. There were no outstanding borrowings under this line during the first nine months of 1996.

Additions to property, plant and equipment were approximately $5.0 million and $2.0 million in the nine months ended September 27, 1996 and September 29, 1995, respectively. The increase in 1996 compared to 1995 was due principally to increased expenditures for manufacturing and test equipment resulting from higher demand for the Company's products, introduction of new products, and leasehold improvements and furniture and fixtures for the new facility. The Company expects to spend approximately $6.0 million on capital expenditures in 1996.

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

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1994, 1995 and the first nine months of 1996 accounted for approximately 88%, 80% and 77%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Substantially all of the

Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer, could have a material adverse effect on the Company's business and operating results. The Company received a letter dated October 17, 1996 from Tele-Communications, Inc. ("TCI"), asking it to stop product shipments to TCI until further notice. Based on published reports, the Company believes that it was one of approximately thirty equipment vendors to receive such a letter. In the third quarter of 1996, sales to TCI represented approximately 5% of the Company's net sales. The Company can not presently estimate when, if ever, it will be able to resume shipments to TCI. There can be no assurance that the Company will be able to replace shipments to TCI with shipments to new or existing customers or that, if shipments to TCI are resumed, such shipments will approach their historical level.

Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are affected by a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation and television deregulation, overall demand for cable television services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. The Company believes that the consolidation of ownership of domestic cable television systems, by acquisition and system exchanges, together with uncertainty over regulatory issues, particularly the debate over the provisions of the Telecommunications Act of 1996, caused delays in capital spending by major domestic MSOs during the second half of 1995 and first quarter of 1996. Although the act was passed into law in February 1996 and the Company believes that its provisions will result in increased capital expenditures in the telecommunications industry, there can be no assurance that domestic MSOs will increase capital spending in the near future, or at all, or that the Company's sales will increase as a result of increased capital spending by the MSOs. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

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

The broadband communications markets are characterized by continuing technological advancement. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets for fiber optic transmission equipment continue to develop, the Company must successfully develop new products for these markets in order to remain competitive. For example, to compete successfully in the future, the Company believes that it must successfully develop and introduce products that will facilitate fiber optic digital signal transmission, and that it must successfully introduce and market a 1550nm transmission system. While the Company began initial shipments of its 1550nm MaxLink transmission systems in the second quarter of 1996, there can be no assurance that the Company will successfully complete the introduction of its 1550nm MaxLink transmission system, that the Company will successfully develop or introduce products that will facilitate fiber optic digital signal transmission, or that such products will achieve commercial acceptance. The failure of the Company to successfully develop and introduce new products that address the needs of the broadband communications market could have a material adverse effect on the Company's business and operating results. In addition, there can be no assurance that the successful introduction by the Company of new products will not have an adverse effect on the sales of the Company's existing products. For instance, an emerging trend in the domestic market toward narrowcasting (targeted delivery of advanced services to small groups of subscribers) is causing changes in the network architectures of some cable operators. This may have the effect of changing the Company's product mix toward lower price transmitters, which could adversely affect the Company's gross margins.

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

Risks of International Operations

Sales to customers outside of the United States, in 1995 and the first nine months of 1996, represented 65% and 62% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. In addition, the Company has an Israeli subsidiary that engages primarily in research and development. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems.

PART  II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit #        Description of Document

        11.1         Computation of Net Income Per Share

        27.1         Financial Data Schedule








B.  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended September 27, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 7, 1996

                                   HARMONIC LIGHTWAVES, INC.
                                   (Registrant)


                              By:  /s/        Robin N. Dickson
                                   --------------------------------------------
                                   Robin N. Dickson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits


EXHIBIT NO.    DESCRIPTION OF DOCUMENT

11.1           Computation of Net Income Per Share

27.1           Financial Data Schedule