Form 10-Q/A
period 1996-06-28
HARMONIC LIGHTWAVES INC
filed 1996-12-06
CIK 851310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                 549 Baltic Way
                               Sunnyvale, CA 94089


                                  408-542-2500
               (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

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

         The undersigned Registrant hereby amends its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 7, 1996 to include disclosure under Item 4 of Part II as set forth below.

PART  II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The following matters were approved at the Registrant's Annual Meeting of Stockholders held on May 15, 1996.

       (a)  The following directors were elected:

   Directors                      Votes For                      Votes Withheld
--------------------------------------------------------------------------------
Anthony J. Ley                    7,184,927                              -
Josef Berger                      7,184,927                              -
Moshe Nazarathy                   7,107,132                         77,795
Gill Cogan                        7,183,770                          1,157
E. Floyd Kvamme                   7,184,927                              -
David A. Lane                     7,184,727                            200
Barry D. Lemieux                  7,184,827                            100

       (b)  The stockholders also approved the following proposal:

                                              Number of Common Shares Voted
Independent Accountants                      For        Against       Abstain
--------------------------------------------------------------------------------
(1)  Ratification of Price Waterhouse
     LLP as independent accountants       7,202,691      2,825        35,036

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  December 2, 1996

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