Form 10-K
period 1996-12-31
HARMONIC LIGHTWAVES INC
filed 1997-03-28
CIK 851310

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                                 549 BALTIC WAY
                              SUNNYVALE, CA 94089
                                 (408) 542-2500
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock,
                           par value $.001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Common Stock on the Nasdaq National Market System on March 11, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $156,102,407. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 10,215,677 at March 11, 1997.
                      DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT                           LOCATION IN FORM 10-K
-----------------------------------------------------    ---------------------
1996 Annual Report to Stockholders (pages 17-36).        Parts II and IV
Portions of the Proxy Statement for the 1997 Annual      Part III
  Meeting of Stockholders (which will be filed with
  the Securities and Exchange Commission within 120
  days of the end of the fiscal year ended December
  31, 1996).

================================================================================

     The Board Compensation Committee Report and the Performance Graph to be included with the 1997 Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Commission or otherwise incorporated by reference into this report.

                                     PART I

ITEM 1.  BUSINESS

     Harmonic Lightwaves ("Harmonic" or the "Company") develops, manufactures and markets highly integrated fiber optic transmission, digital headend and element management systems for delivering interactive services over broadband networks. The Company's products include optical transmitters, nodes, receivers, digital video compression and modulation equipment, and element management hardware and software. These products are used by major communications providers, such as cable television operators, in bi-directional networks. Harmonic was incorporated in June 1988 in California. In May 1995, Harmonic reincorporated into Delaware and completed its initial public offering.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" and elsewhere in this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

     The introduction and deployment of fiber optic technology in cable television networks has significantly increased network quality and reliability. Fiber optic cables provide significant performance advantages compared to coaxial cables, including longer transmission distance, greater channel capacity, reduced cable size and weight, and resistance to interference from external electronic signals. By eliminating the need for amplifiers in the trunk section of a traditional coax network, fiber increases the reliability of a cable television network and the quality of the signal, while substantially lowering network installation and maintenance cost. The higher bandwidth of fiber can increase capacity to up to 110 analog channels on a typical hybrid fiber coax ("HFC") network and, together with the removal of amplifiers, facilitates the two-way communication necessary for the provision of advanced interactive services. As a result, HFC architectures are being increasingly adopted on a worldwide basis. In addition to upgrading network infrastructure with fiber optics, multiple system operators (MSOs) are beginning to introduce digital transmission capability. Digital compression technology, which will permit the system operator to provide new integrated voice, video and data services over HFC networks, is now becoming available. Transmissions in digital format are expected to allow operators to provide subscribers up to several hundred channels of high-quality television, as well as high-speed data communications, Internet access and telephony services.

     Cable television service is currently available to approximately 90% of all U.S. households. Accordingly, growth in the U.S. cable television equipment market is being driven primarily by the need to upgrade and rebuild existing cable television networks to provide improved and expanded services. Internationally, because of the relatively low availability of cable television networks and the stringent network performance criteria which have been imposed by many foreign governments, significant investment in advanced network infrastructure will be required to bring cable television service to large segments of the population. These trends are expected to contribute to the increased use of fiber optic transmission systems in the future.

     Cable television operators are facing increasing competition worldwide as a result of recent and proposed regulatory reform. The communications environment in the United States is likely to be more competitive as a result of the Telecommunications Act of 1996 ("the Telecom Act"). Historically, U.S. local exchange carriers, such as the regional Bell operating companies (RBOCs), have been prohibited from transmitting video programming in their local service areas. Likewise, U.S. cable television operators have been prohibited by federal regulation from offering telephony services. The Telecom Act permits cable television operators and local exchange carriers to enter each other's markets and to provide other services, such as high-speed data communications. To address this more competitive environment, the Company believes that cable television operators will be under increasing pressure to upgrade and rebuild their networks.

     In addition, the emergence of direct broadcast satellite (DBS) systems and other alternative video programming delivery systems has already subjected cable television operators to increasing competitive pressures. DBS systems broadcast compressed digital video over satellite to a receiving dish located at the subscriber's home and offer consumers up to 200 channels of video programming. The continued penetration of DBS is expected to put increasing pressure on cable television operators to provide additional programming and better quality service. In addition, other competitive technologies have emerged to support the delivery of video programming.

     Government initiatives and deregulation of telecommunications markets abroad have fostered substantial growth and competition in many foreign cable television markets. Because of the early stage of development of many foreign cable television markets and stringent system performance criteria established by foreign government regulations, the provision of cable television service in many foreign countries will require significant investment in advanced video transmission equipment. The major U.S. MSOs and RBOCs have used this opportunity to expand their presence internationally, through partnerships, joint ventures and other initiatives.

     The competitive pressures to upgrade cable television networks and the corresponding capital requirements have led to significant cable television industry consolidation in recent years. The upgrade of existing networks requires substantial expenditures and the replacement of significant parts of the transmission network. As a result, MSOs have sought to increase their size in order both to achieve the economies of scale made possible by the ownership of adjacent systems ("clustering") and to improve their financial strength. This has been accomplished largely through acquisitions of smaller MSOs and independent cable television operators, many of which cannot afford significant system upgrades. A number of sizable acquisitions and system exchanges by MSOs has been completed during the past several years.

     In order to offer the increased capabilities needed to provide these advanced services, MSOs are expected to continue to upgrade their systems by incorporating fiber optic technology and digital transmission capability. Similarly, telephone companies are expected to be under competitive pressure to upgrade their copper local loop systems, which have limited video and data communication capabilities, to incorporate fiber optic technology. In contrast to the past, when consumers were generally limited to a single choice for their video service and a single choice for local telephone service, consumers are expected to be able to choose between two or more providers of highly integrated services in the future. The factors affecting the selection of services in the future are expected to include network reliability, price, the number of television channels offered, the speed of data transmission, interactivity, and picture, sound and data quality.

PRODUCTS

     Harmonic develops, manufactures and markets highly integrated fiber optic transmission, digital headend and element management systems for delivering interactive services over broadband networks. The Company has applied its technical strengths in optics and electronics, including expertise with lasers, modulators, predistortion linearizers and compression technology, to produce products which provide enhanced network reliability and allow broadband service providers to deliver advanced services, including two-way interactive services. The Company's products incorporate control systems employing internally developed embedded firmware and software to facilitate a high degree of system integration. The "plug and play" design philosophy and communication structure employed in the Company's products enhance ease of installation.

  Optical Transmitters

     The Company offers PWRLink transmitters, YAGLink transmitters and MAXLink transmitters and optical amplifiers for a wide range of optical transmission requirements.

          PWRLink Transmitters. The PWRLink series of optical transmitters incorporates DFB semiconductor lasers and provides optical transmission primarily for use at a headend for local distribution to optical nodes and for narrowcasting (the transmission of programming to select subscribers within one system).

          MAXLink Transmitters and Optical Amplifiers. The MAXLink transmitters and optical amplifiers operate at a wavelength of 1550nm and serve long-haul applications and fiber dense architectures that are beyond the capability of 1310nm transmitters. This system is suited to evolving cable networks employing such features as redundant rings, broadcast layer transmission and hub interconnects.

          YAGLink Transmitters. The Company's YAGLink transmitters are high-powered 1310nm optical transmitters designed primarily for the transmission of optical signals over long distances, such as between headends on a redundant ring network, or in dense urban environments where a single headend supports a very large number of optical nodes. The increasing acceptance among cable operators of 1550nm transmitters for broadcast transmission has led to a decline in demand for YAGLink transmitters. This has resulted in a decrease in sales of YAGLink transmitters in 1996 and the Company expects sales of YAGLink transmitters to continue to decline.

  Optical Node Receivers

     The Company's optical node receivers convert optical signals received from the transmitters into RF signals for transmission to the home via coaxial cable. Harmonic's receivers cause low levels of distortion, which maintain the high performance levels provided by the Company's optical transmitters. The receivers are installed in rack mount or strand mount housings, each of which can accommodate return path transmitters and transponders in addition to the optical node receiver.

  Return Path and Element Management Products

     The Company offers a number of return path transmitters, return path receivers and element management hardware and software to provide two way transmission capability to enable the network operator to monitor and control the entire transmission network.

          Return Path Transmitters. The Company's return path transmitters send video, voice and data signals from the optical node to the headend. Signals originating at the home can be sent via the coaxial cable to the optical node and then transmitted in optical form to the headend by the return path transmitter.

          Return Path Receivers. Harmonic's return path receivers operate at the headend to receive return path optical transmission from the return path transmitters.

          Element Management System (EMS). Harmonic's EMS consists of transponders and element management software. The transponders operate in broadband networks to capture measurement data. Harmonic's Windows-based EMS software enables the broadband service operator to monitor and control the entire HFC network from a central office or remote locations. The Company's EMS software is designed to be integrated into larger network management systems through the use of simple network management protocol
     (SNMP).

  Digital Headend Products

     The company has recently announced the introduction of its initial products for digital headend applications.

          Encoders. The Company's encoders convert analog video and audio signals to compressed digital format fully compliant with the MPEG-2 standard.

          Modulators. Harmonic's modulators accept digital signals for modulation on to a radio frequency (RF) carrier for transmission over a broadband network.

     These products for headend applications have not yet been shipped to customers and are not expected to be shipped in volume until the fall of 1997. There can be no assurance that successful development of these products will be completed in a timely manner, if at all, that they will be successfully manufactured in volume, or that they will achieve market acceptance. See "Factors That May Affect Future Results of Operations -- Rapid Technological Change."

     In 1996, 1995 and 1994, sales of optical transmitters accounted for approximately 71%, 63%, and 72%, respectively, of net sales. In 1996, 1995 and 1994, sales of optical node receivers accounted for approximately 8%, 12%, and 15%, respectively, of net sales.

SALES AND MARKETING

     Harmonic markets its products worldwide through its own direct sales force as well as through system integrators and distributors. The Company's direct sales force supports domestic and international sales and operates from the Company's headquarters in Sunnyvale, California and from several sales offices. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and expects that domestic distributor and OEM revenues will be a smaller percentage of net sales in the future. In this regard, net sales to ANTEC Corporation ("ANTEC"), a leading manufacturer, system integrator and distributor of cable television equipment, and one of the Company's largest customers since 1992, are expected to be insignificant in the future. In September 1996, Harmonic and ANTEC terminated an agreement pursuant to which the Company manufactured ANTEC's LaserLink II(TM) DFB transmitter.

     Historically, the majority of Harmonic's sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future, notwithstanding the Company's strategy to sell to domestic customers through its own direct sales force. In 1996, sales to Tratec (the Company's U.K. distributor), Capella (the Company's Canadian distributor), and ANTEC accounted for 15%, 15%, and 13%, respectively, of net sales. In 1995, sales to Tratec, ANTEC and Capella accounted for 22%, 15% and 15%, respectively, of net sales. In 1994, sales to ANTEC, Capella, Siemens, Tratec and Scientific-Atlanta, Inc. accounted for 22%, 15%, 14%, 12% and 12%, respectively, of net sales. No other customer accounted for more than 10% of the Company's net sales in 1996, 1995 or 1994. Harmonic's products have been purchased by most of the ten largest domestic MSOs and by a number of large cable television operators outside the United States. These end users include Time-Warner, Inc., Cox Communications, Inc., and Tele-Communications, Inc. ("TCI"), in the U.S., Rogers Communications in Canada, CableTel and TeleWest in the U.K., Wharf Cable in Hong Kong and VCC in Argentina. The loss of a significant customer or any reduction in orders by any significant customer, or the failure of the Company to qualify its products with a significant MSO could adversely affect the Company's business and operating results.

     Sales to customers outside of the United States in 1996, 1995 and 1994 represented approximately 57%, 65% and 57% of net sales, respectively. Harmonic expects international sales to continue to account for a substantial portion of its net sales for the foreseeable future. International sales are made primarily to distributors, which are generally responsible for importing the products, installation and technical support and service to cable television operators within their territory. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. There can be no assurance that international markets will continue to develop or that the Company will receive future orders to supply its products in international markets at rates equal to or greater than those experienced in recent periods.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing processes consist primarily of integration and final assembly and test, performed by highly trained personnel employing technologically advanced electronic equipment and proprietary test programs. The manufacturing of the Company's products and subassemblies is a complex process and there can be no assurance that the Company will not experience production problems or manufacturing delays in the future. Because the Company utilizes its own manufacturing facility for this production, and because such manufacturing capabilities are not readily available from third parties, any interruption in operations could have a material adverse effect on the Company's business and operating results.

     The Company uses third party contract manufacturers to assemble certain standard parts for its products, including such items as printed circuit boards, metal frames and power supplies. The Company intends to subcontract an increasing number of tasks to third parties in the future. The Company's increasing reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of components on a timely basis.

     Certain components and subassemblies necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, the Company relies on Fujitsu as a major source of DFB lasers for its PWRLink and return path transmitters, for which there are limited alternative suppliers. In addition, the optical modulators used in the Company's MAXLink and YAGLink products are currently available only from Uniphase Corporation. Although the Company has qualified alternative suppliers for its lasers, in the event that the supply of optical modulators or lasers is interrupted for any reason, products from alternative suppliers are unlikely to be immediately available in sufficient volume to meet the Company's production needs. Further, certain key elements of the Company's digital headend products are expected to be provided initially by a sole foreign supplier. The reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components. Although the Company attempts to minimize its supply risks by holding safety stocks and continuously evaluating other sources, any interruption in supply could have a material adverse effect on the Company's business and operating results. The Company does not maintain long-term agreements with any of its suppliers. While the Company has historically been able to obtain adequate supplies of components in a timely manner from its principal suppliers, there can be no assurance that the Company will be able to obtain such adequate supplies in the future. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet its customers' demand. Any inability to obtain adequate deliveries of key components could affect the Company's ability to ship its products on a timely basis, which could damage relationships with its current and prospective customers and could have a material adverse effect on the Company's business and operating results.

INTELLECTUAL PROPERTY

     The Company currently holds nine United States patents and nine foreign patents, and has a number of patent applications pending. Although the Company attempts to protect its intellectual property rights through patents, trademarks, copyrights, maintaining certain technology as trade secrets and other measures, there can be no assurance that any patent, trademark, copyright or other intellectual property right owned by the Company will not be invalidated, circumvented or challenged, such intellectual property right will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which the Company does business or intends to do business in the future.

     The Company believes that the future success of its business will depend on its ability to translate the technological expertise and innovation of its personnel into new and enhanced products. The Company generally enters into confidentiality or license agreements with its employees, consultants, vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, the Company has taken in the past, and may take in the future, legal action to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results.

     In order to successfully develop and market its recently announced products for digital headend applications, the Company may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, there can be no assurance that such agreements will be negotiated on terms acceptable to the Company, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit the Company's ability to develop and market new products and could have a material adverse effect on the Company's business and operating results.

     As is common in its industry, the Company has from time to time received notification from other companies of intellectual property rights held by those companies upon which the Company's products may infringe. Any claim or litigation, with or without merit, could be costly, time consuming and could results in a diversion of management's attention, which could have a material adverse effect on the Company's business operating results and financial condition. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to the Company or that failure to obtain a license would not adversely affect the Company's operating results.

BACKLOG

     The Company schedules production of its systems based upon its backlog, informal commitments from customers and sales projections. The Company's backlog consists of firm purchase orders by customers for delivery within the next twelve months. At December 31, 1996, order backlog amounted to $9.8 million, compared to $4.8 million at December 31, 1995. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable television operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many of its major end-users, the Company's backlog at December 31, 1996 or any other date, is not necessarily indicative of actual sales for any succeeding period.

     The Company has excluded from its December 31, 1996 backlog significant orders from TCI which have been on hold since the Company received a letter from TCI dated October 17, 1996 asking it to stop product shipments until further notice. Based on published reports, the Company believes that it was one of approximately thirty equipment vendors to receive such a letter. The Company can not presently estimate when, if ever, it will resume shipments to TCI.

COMPETITION

     The market for cable television transmission equipment is extremely competitive and is characterized by rapid technological change. The principal competitive factors in this market include product performance, reliability, price, breadth of product line, network management capabilities, sales and distribution capability, technical support and service, relationships with cable television operators and general industry and economic conditions. Certain of these factors are outside of the Company's control.

     The Company's competitors for its fiber optic transmission products include established suppliers of cable television and telecommunications equipment such as ADC Telecommunications, ANTEC, Lucent Technologies, General Instrument, Philips and Scientific-Atlanta, as well as a number of smaller, more specialized companies. For digital headend products, the Company's competitors are expected to include many of the same competitors as in fiber optic transmission products, and may also include new competitors. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than the Company. Many of such large competitors are in a better position to withstand any significant reduction in capital spending by cable television operators and other broadband service providers. In addition, many of the Company's competitors have more long standing and established relationships with domestic and foreign MSOs than does the Company.

RESEARCH AND DEVELOPMENT

     The Company has historically devoted a significant amount of its resources to research and development. Research and development expenses in 1996, 1995 and 1994 were $9.2 million, $6.1 million, and $3.2 million, respectively. The Company expects that research and development expenses will continue to increase in the future.

     In 1994, the Company established a subsidiary in Israel in order to develop technologies and products for digital video communication systems. The Company has received a grant of $560,000, to be funded over an expected period of 31 months, from the BiNational Research & Development (BIRD) Foundation, a joint U.S.-Israel program to foster research and development activities beneficial to both countries. As of December 31, 1996, the Company had recognized approximately $440,000 of this grant as a credit to research and development expense. The full funding of the grant is conditioned upon the completion of the scope of work outlined in the funding application by certain deadlines. If the Company sells products which incorporate the technology developed in this program, the Company will be obligated to repay the grant by means of the payment of royalties to the BIRD Foundation. Royalties payable pursuant to the grant are capped at an aggregate of 150% of the original grant.

     Any success of the Company in designing, developing, manufacturing and selling new and/or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance and effective manufacturing and assembly processes and sales and marketing. Because of the complexity inherent in such research and development efforts, there can be no assurance that the Company will successfully develop new products, or that new products developed by the Company will achieve market acceptance. Any failure of the Company to successfully develop and introduce new products could have a material adverse effect on the Company's business and operating results.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  Potential Fluctuations in Future Operating Results

     The Company's operating results have fluctuated and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

  Dependence on Key Customers and End Users

     Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1996, 1995 and 1994 accounted for approximately 72%, 80% and 88%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and expects that domestic OEM and distributor revenues will be a smaller percentage of net sales in the future. In this regard, net sales to ANTEC in the fourth quarter of 1996 were less than 10% of net sales, and are expected to be insignificant in the future. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

  Dependence on Cable Television Industry Capital Spending

     To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation of telecommunications and television broadcasting, overall demand for cable television services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. The Company believes that the consolidation of ownership of domestic cable television systems, by acquisition and system exchanges, together with uncertainty over regulatory issues, particularly the debate over the provisions of the Telecommunications Act of 1996, caused delays in capital spending by major domestic MSOs during the second half of 1995 and first quarter of 1996. Although the Act became law in February 1996 and the Company believes that its provisions will result in increased capital expenditures in the telecommunications industry, there can be no assurance that capital spending by domestic MSOs will increase in the near future, or at all, or that Harmonic's sales will benefit. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

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

     The broadband communications markets are characterized by continuing technological advancement. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets for broadband communications equipment continue to develop, the Company must successfully develop new products for these markets in order to remain competitive. For example, to compete successfully in the future, the Company believes that it must successfully develop and introduce products that will facilitate the processing and transmission of digital signals over optical networks. While the Company has announced and demonstrated initial products for digital applications, there can be no assurance that the Company will successfully complete development of, or successfully introduce, products for digital applications, or that such products will achieve commercial acceptance. In addition, in order to successfully develop and market its planned products for digital applications, the Company may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, there can be no assurance that such agreements will be negotiated on terms acceptable to the Company, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit the Company's ability to develop and market new products and could have a material adverse effect on the Company's business and operating results.

     The failure of the Company to successfully develop and introduce new products that address the changing needs of the broadband communications market could have a material adverse effect on the Company's business and operating results. In addition, there can be no assurance that the successful introduction by the Company of new products will not have an adverse effect on the sales of the Company's existing products. For instance, an emerging trend in the domestic market toward narrowcasting (targeted delivery of advanced services to small groups of subscribers) is causing changes in the network architectures of some cable operators. This may have the effect of changing the Company's product mix toward lower price transmitters, which could adversely affect the Company's gross margins.

  Risks of International Operations

     Sales to customers outside of the United States in 1996, 1995 and 1994 represented 57%, 65% and 57% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. In addition, the Company has an Israeli subsidiary that engages primarily in research and development. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems.

EMPLOYEES

     As of December 31, 1996, the Company employed a total of 215 people, including 92 in manufacturing operations, 65 in research and development, 40 in sales and marketing and 18 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the communications industry is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel as the Company grows.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company and their ages as of March 1, 1997:

    NAME                                     AGE   POSITION
    ---------------------------------------  ---   ---------------------------------------
    Anthony J. Ley.........................  58    Chairman of the Board of Directors,
                                                   President and Chief Executive Officer
    Moshe Nazarathy........................  45    Senior Vice President, General Manager
                                                   of Israel R&D Center, and Director
    Robin N. Dickson.......................  49    Chief Financial Officer
    Michael Yost...........................  53    Vice President, Operations
    John E. Dahlquist......................  50    Vice President, Marketing

     Anthony J. Ley has served as the Company's President and Chief Executive Officer since November 1988. Mr. Ley was elected Chairman of the Board of Directors in February 1995. From 1963 to 1987, Mr. Ley was employed at Schlumberger, both in Europe and the United States, holding various senior business management and research and development positions, most recently as Vice President, Research and

Engineering at Fairchild Semiconductor/Schlumberger in Palo Alto, California. Mr. Ley holds an M.A. in mechanical sciences from the University of Cambridge and an S.M.E.E. from the Massachusetts Institute of Technology, is named as an inventor on 28 patents and is a Fellow of the I.E.E. (U.K.) and a senior member of the I.E.E.E.

     Moshe Nazarathy, a founder of the Company, has served as Senior Vice President, General Manager of Israel R&D Center, since December 1993, as a director of the Company since the Company's inception and as Vice President, Research, from the Company's inception through December 1993. From 1985 to 1988, Dr. Nazarathy was employed in the Photonics and Instruments Laboratory of Hewlett-Packard Company, most recently serving as Principal Scientist from 1987 to 1988. From 1982 to 1984, Dr. Nazarathy held post-doctoral and adjunct professor positions at Stanford University. Dr. Nazarathy holds a B.S. and a Ph.D. in electrical engineering from Technion-Israel Institute of Technology and is named as an inventor on twelve patents.

     Robin N. Dickson joined the Company in April 1992 as Chief Financial Officer. From 1989 to March 1992, Mr. Dickson was corporate controller of Vitelic Corporation, a semiconductor manufacturer. From 1976 to 1989, Mr. Dickson held various positions at Raychem Corporation, a materials science company, including regional financial officer of the Asia-Pacific Division of the International Group. Prior to joining Raychem Corporation, Mr. Dickson worked with the accounting firm of Deloitte, Haskins & Sells in Brussels, Belgium. Mr. Dickson holds a Bachelor of Laws from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

     Michael Yost joined the Company in September 1991 as Vice President, Operations. From 1983 until December 1990, Mr. Yost was employed at Vitalink Communications, a satellite communications systems manufacturer, holding various senior management positions, most recently as Vice President, Operations. Mr. Yost holds a B.S. in management from San Jose State University.

     John E. Dahlquist joined the Company in November 1993 as Vice President Marketing. From September 1990 to October 1993, Mr. Dahlquist served as Vice President, Marketing at Philips Broadband Networks, Inc. From 1967 to August 1990, Mr. Dahlquist was employed at the Jerrold Division of General Instrument Corporation, where he held various engineering and marketing management positions, including Director International Business Programs from 1989 to 1990 and Director of European Cable Operations, U.K. from 1984 to 1989. Mr. Dahlquist holds a B.S.E.E. and an M.B.A. from Drexel University.

ITEM 2.  PROPERTIES

     The Company's principal operations are located at its corporate headquarters in Sunnyvale, California. The lease on its headquarters building, of approximately 110,000 square feet, expires in July 2006. The Company has subleased approximately 25,000 square feet of its headquarters through July 1998. The Company also has a regional sales and support office in Pennsylvania, several sales offices in the United States and a research and development facility in Israel. The Company believes that its existing facilities will be adequate to meet its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this Item is set forth on page 17 of the 1996 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by reference. At December 31, 1996, there were 207 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     A summary of selected financial data for the Company for each of the last five fiscal years appears on page 17 of the 1996 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 18-23 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference to pages 24 to 36 of the 1996 Annual Report to Stockholders filed as Exhibit
13.1 to this Annual Report on Form 10-K. Selected quarterly financial data for the Company appear on page 17 of the 1996 Annual Report to Stockholders under the caption "Selected Financial Data" and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the 1997 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The following consolidated financial statements of the Company and subsidiary and Report of Independent Accountants are included in the 1996 Annual Report to Stockholders filed herewith as Exhibit 13.1 and are incorporated herein by reference:

                                                                               1996 ANNUAL
                                                                               REPORT PAGE
                                                                               ------------
    Consolidated Balance Sheet as at December 31, 1996 and 1995..............      24
    Consolidated Statement of Operations for the years ended                       25
      December 31, 1996, 1995 and 1994.......................................
    Consolidated Statement of Stockholders' Equity (Deficit) for the years         26
      ended
      December 31, 1996, 1995 and 1994.......................................
    Consolidated Statement of Cash Flows for the years ended                       27
      December 31, 1996, 1995 and 1994.......................................
    Notes to Consolidated Financial Statements...............................   28 - 35
    Report of Independent Accountants........................................      36

  (a)(2) Financial Statement Schedules

     Schedules have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

  (a)(3) Exhibits

     The documents listed on the Exhibit Index appearing at page 14 of this Report are filed herewith. The 1996 Annual Report to Stockholders and 1997 Proxy Statement shall be deemed to have been "filed" with the Securities and Exchange Commission only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

  (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Lightwaves, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 26, 1997.

                                          HARMONIC LIGHTWAVES, INC.

                                          By: /s/ ANTHONY J. LEY
                                            ------------------------------------
                                            Anthony J. Ley, Chairman of the
                                              Board, President and
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Anthony J. Ley and Robin N. Dickson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------

            /s/ ANTHONY J. LEY               Chairman of the Board, President     March 26, 1997
------------------------------------------   and Chief Executive Officer
             (Anthony J. Ley)                (Principal Executive Officer)

           /s/ ROBIN N. DICKSON              Chief Financial Officer              March 26, 1997
------------------------------------------   (Principal Financial and
            (Robin N. Dickson)               Accounting Officer)

            /s/ BARRY LEMIEUX                Director                             March 26, 1997
------------------------------------------
             (Barry Lemieux)

           /s/ E. FLOYD KVAMME               Director                             March 26, 1997
------------------------------------------
            (E. Floyd Kvamme)

            /s/ DAVID A. LANE                Director                             March 26, 1997
------------------------------------------
             (David A. Lane)

           /s/ MOSHE NAZARATHY               Director                             March 26, 1997
------------------------------------------
            (Moshe Nazarathy)

          /s/ MICHEL L. VAILLAUD             Director                             March 26, 1997
------------------------------------------
           (Michel L. Vaillaud)

             /s/ JOSEF BERGER                Director                             March 26, 1997
------------------------------------------
              (Josef Berger)

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with an asterisk (*) or double asterisk (**), are incorporated herein by reference.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
 3.1*      Certificate of Incorporation of Registrant
 3.2*      Form of Restated Certificate of Incorporation of Registrant
 3.3*      Bylaws of Registrant
 4.1*      Form of Common Stock Certificate
10.1*+     Form of Indemnification Agreement
10.2*+     1988 Stock Option Plan and form of Stock Option Agreement
10.3*+     1995 Stock Plan and form of Stock Option Agreement
10.4*+     1995 Employee Stock Purchase Plan and form of Subscription Agreement
10.5*+     1995 Director Option Plan and form of Director Option Agreement
10.6*      Registration and Participation Rights and Modification Agreement dated as of July
           22, 1994 among Registrant and certain holders of Registrant's Common Stock
10.7*      Distributor Agreement dated June 15, 1994 by and between Registrant and
           Scientific- Atlanta, Inc.
10.8*      Warrant to purchase Common Stock of Registrant issued to Scientific-Atlanta, Inc.
           on June 15, 1994
10.10*     Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco,
           Inc. on February 10, 1993
10.14**    Business Loan Agreement, Commercial Security Agreement and Promissory Note dated
           August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon
           Valley Bank
10.15**    Facility lease dated as of January 12, 1996 by and between Eastrich No. 137
           Corporation and Company
10.16      Loan Modification Agreement dated September 13, 1996 between Registrant and
           Silicon Valley Bank
10.17+     Change of Control Severance Agreement dated March 27, 1997 between Registrant and
           Anthony J. Ley
10.18+     Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant
11.1       Computation of Net Income (Loss) Per Share
13.1       1996 Annual Report (to be deemed filed with the Securities and Exchange Commission only to the extent required by the instruction to exhibits for reports on Form
           10-K)
21.1       Subsidiaries of Registrant
23.1       Consent of Independent Accountants
24.1       Power of Attorney

---------------
 * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 [No. 33-90752].

** Previously filed as an Exhibit to the Company's 10-K for the year ended
   December 31, 1995.

 + Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.