Form 10-K/A
period 1996-12-31
HARMONIC LIGHTWAVES INC
filed 1997-04-30
CIK 851310

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(MARK ONE)

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

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 10,215,677 at March 11, 1997.
================================================================================

   The undersigned Registrant hereby amends its Annual Report on Form 10-K/A, originally filed with the Securities and Exchange Commission on March 28, 1997,
                      to replace Exhibits 10.17 and 10.18.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Lightwaves, Inc., a Delaware corporation, has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on April 30, 1997.

                                          HARMONIC LIGHTWAVES, INC.

                                          By: /s/ ANTHONY J. LEY
                                            ------------------------------------
                                            Anthony J. Ley, Chairman of the
                                              Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed by the following persons in the capacities and on the date indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------

            /s/ ANTHONY J. LEY               Chairman of the Board, President     April 30, 1997
------------------------------------------   and Chief Executive Officer
             (Anthony J. Ley)                (Principal Executive Officer)

           /s/ ROBIN N. DICKSON              Chief Financial Officer              April 30, 1997
------------------------------------------   (Principal Financial and
            (Robin N. Dickson)               Accounting Officer)

                    *                        Director                             April 30, 1997
------------------------------------------
             (Barry Lemieux)

                    *                        Director                             April 30, 1997
------------------------------------------
            (E. Floyd Kvamme)

                    *                        Director                             April 30, 1997
------------------------------------------
             (David A. Lane)

                    *                        Director                             April 30, 1997
------------------------------------------
            (Moshe Nazarathy)

                    *                        Director                             April 30, 1997
------------------------------------------
           (Michel L. Vaillaud)

                    *                        Director                             April 30, 1997
------------------------------------------
              (Josef Berger)

           * /s/ ANTHONY J. LEY                                                   April 30, 1997
------------------------------------------
    (Anthony J. Ley, Attorney-in-Fact)

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with an asterisk (*) or double asterisk (**), are incorporated herein by reference.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
 3.1*      Certificate of Incorporation of Registrant
 3.2*      Form of Restated Certificate of Incorporation of Registrant
 3.3*      Bylaws of Registrant
 4.1*      Form of Common Stock Certificate
10.1*+     Form of Indemnification Agreement
10.2*+     1988 Stock Option Plan and form of Stock Option Agreement
10.3*+     1995 Stock Plan and form of Stock Option Agreement
10.4*+     1995 Employee Stock Purchase Plan and form of Subscription Agreement
10.5*+     1995 Director Option Plan and form of Director Option Agreement
10.6*      Registration and Participation Rights and Modification Agreement dated as of July
           22, 1994 among Registrant and certain holders of Registrant's Common Stock
10.7*      Distributor Agreement dated June 15, 1994 by and between Registrant and
           Scientific- Atlanta, Inc.
10.8*      Warrant to purchase Common Stock of Registrant issued to Scientific-Atlanta, Inc.
           on June 15, 1994
10.10*     Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco,
           Inc. on February 10, 1993
10.14**    Business Loan Agreement, Commercial Security Agreement and Promissory Note dated
           August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon
           Valley Bank
10.15**    Facility lease dated as of January 12, 1996 by and between Eastrich No. 137
           Corporation and Company
10.16**    Loan Modification Agreement dated September 13, 1996 between Registrant and
           Silicon Valley Bank
10.17+     Change of Control Severance Agreement dated March 27, 1997 between Registrant and
           Anthony J. Ley
10.18+     Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant
11.1**     Computation of Net Income (Loss) Per Share
13.1**     1996 Annual Report (to be deemed filed with the Securities and Exchange Commission only to the extent required by the instruction to exhibits for reports on Form
           10-K)
21.1**     Subsidiaries of Registrant
23.1**     Consent of Independent Accountants
24.1**     Power of Attorney

---------------
 * Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 [No. 33-90752].

** Previously filed as an Exhibit to the Company's 10-K for the year ended
   December 31, 1995.

 + Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.