Form 10-Q
period 1997-03-28
HARMONIC LIGHTWAVES INC
filed 1997-05-12
CIK 851310

                                    TOTAL NUMBER OF PAGES                  15
                                    INDEX TO EXHIBITS AT PAGE              14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 28, 1997

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


As of March 28, 1997 there were 10,234,639 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets at March 28, 1997
   and December 31, 1996...........................................................................................3

   Condensed Consolidated Statements of Operations for the Three Months
   Ended March 28, 1997 and March 29, 1996.........................................................................4

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
   March 28, 1997 and March 29, 1996...............................................................................5

   Notes to Condensed Consolidated Financial Statements............................................................6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................................7


PART  II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.........................................................................12

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HARMONIC LIGHTWAVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 28,            DECEMBER 31,
                                                                    1997                  1996
                                                             -------------------   -------------------
                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                          $ 14,548          $ 16,410
   Accounts receivable, net                                             14,318            12,643
   Inventories                                                          16,951            14,782
   Prepaid expenses and other assets                                     1,460             1,315
                                                                      --------           -------

   Total current assets                                                 47,277            45,150

Property and equipment, net                                              9,452             8,751

Other assets                                                               474               732
                                                                      --------          --------

                                                                      $ 57,203          $ 54,633
                                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                   $  5,859          $  5,604
   Accrued liabilities                                                   5,127             5,388
                                                                      --------          --------

     Total current liabilities                                          10,986            10,992
                                                                      --------          --------

Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      no shares issued or outstanding                                       --                --

   Common Stock, $.001 par value, 50,000,000 shares authorized;
      10,234,639 and 10,040,036 shares issued and outstanding               10                10

   Capital in excess of par value                                       55,059            54,579

   Accumulated deficit                                                  (8,852)          (10,948)
                                                                      --------          --------

     Total stockholders' equity                                         46,217            43,641
                                                                      --------          --------

                                                                      $ 57,203          $ 54,633
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

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                    ---------------- -------- --------------
                                                    MARCH 28,                      MARCH 29,
                                                       1997                           1996
                                                     -------                        -------
Net sales                                            $19,033                        $11,242

Cost of sales                                         10,042                          6,282
                                                     -------                        -------

Gross profit                                           8,991                          4,960
                                                     -------                        -------

Operating expenses:
   Research and development                            2,791                          1,893
   Sales and marketing                                 2,863                          1,967
   General and administrative                          1,110                            664
                                                     -------                        -------

Total operating expenses                               6,764                          4,524
                                                     -------                        -------

Income from operations                                 2,227                            436

Interest income and other
   income (expense), net                                 241                            244
                                                     -------                        -------

Income before income taxes                             2,468                            680

Provision for income taxes                               370                             34
                                                     -------                        -------

Net income                                           $ 2,098                        $   646
                                                     =======                        =======

Net income per share                                 $  0.18                        $  0.06

Weighted average common
   shares and equivalents                             11,568                         11,174
                                                     =======                        =======







   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                        ---------------------------
                                                         MARCH 28,        MARCH 29,
                                                            1997            1996
                                                        -----------    -------------
Cash flows from operating activities:
   Net income                                            $  2,098          $    646
   Adjustments to reconcile net income to
     cash used in operating activities:
     Depreciation and amortization                            763               558
     Changes in assets and liabilities:
       Accounts receivable                                 (1,675)           (4,505)
       Inventories                                         (2,169)              603
       Prepaid expenses and other assets                      113            (1,195)
       Accounts payable                                       255               463
       Accrued liabilities                                   (261)             (233)
                                                         --------          --------

         Net cash used in operating activities               (876)           (3,663)
                                                         --------          --------

Cash flows used in investing activities for the
   acquisition of property and equipment                   (1,466)             (959)
                                                         --------          --------

Cash flows provided by financing activities from
   issuance of common stock, net                              480               279
                                                         --------          --------

Net decrease in cash and cash equivalents                  (1,862)           (4,343)

Cash and cash equivalents at beginning of period           16,410            22,126
                                                         --------          --------

Cash and cash equivalents at end of period               $ 14,548          $ 17,783
                                                         ========          ========

Supplemental schedule of cash flow information

   Income taxes paid during the period                   $    145          $    100








   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Lightwaves, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 28, 1997. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1997, or any other future period.

NOTE 2 - INVENTORIES (IN THOUSANDS)


                                                                                           MARCH 28,          DECEMBER 31,
                                                                                            1997                    1996
                                                                                   -------------------    -------------------
                                                                                          (UNAUDITED)

    Raw materials...............................................................   $         3,045        $         3,104
    Work-in-process.............................................................             5,266                  4,704
    Finished goods..............................................................             8,640                  6,974
                                                                                   -------------------    -------------------
                                                                                   $        16,951        $        14,782
                                                                                   ===================    ===================

NOTE 3 - NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

NOTE 4 - RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:

                                                                                       MARCH 28,               MARCH 29,
NET INCOME PER SHARE - PRO FORMA (UNAUDITED)                                             1997                    1996
------------------------------------------------------------------------------------------------------    -------------------

    Basic net income per share  ................................................   $       0.21           $       0.06
                                                                                   ===================    ===================
    Diluted net income per share  ..............................................   $       0.18           $       0.06
                                                                                   ===================    ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Harmonic Lightwaves, Inc. ("Harmonic" or the "Company") is a worldwide supplier of highly integrated fiber optic transmission, digital headend and element management systems for the delivery of interactive services over broadband networks. The Company designs, manufactures and markets optical transmitters, nodes, receivers, digital video compression and modulation equipment and element management hardware and software. These products are used by major communications providers, such as cable television operators, in bi-directional networks.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors including those set forth under "Factors That May Affect Future Results Of Operations" below and elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Net Sales

The Company's net sales increased 69% from $11.2 million in the first quarter of 1996 to $19.0 million in the first quarter of 1997. This growth in net sales was attributable in part to higher unit sales of the Company's existing products, particularly its return path products and the 1550 nm MaxLink transmission system which began shipment during the second quarter of 1996. These factors were partially offset by lower unit sales of the YAGLink optical transmitter due in part to the increasing acceptance of 1550 nm transmitters among cable operators for broadcast transmission. In the first quarter of 1997, both domestic and international sales increased over the levels achieved in the first quarter of 1996. International sales represented 70% of net sales in the first quarter of 1997 compared to 71% of net sales in the first quarter of 1996.

Gross Profit

Gross profit increased from $5.0 million (44% of net sales) in the first quarter of 1996 to $9.0 million (47% of net sales) in the first quarter of 1997. The increase in gross profit was principally due to the higher unit sales of existing products, sales of the new 1550 nm MaxLink transmission system, higher selling prices for certain products due to customer and model mix and lower material costs. The increase in gross profit as a percentage of net sales in the first quarter of 1997 was also due to certain nonrecurring costs incurred in the first quarter of 1996, including start-up production costs associated with the launch of the MAXLink transmitter and reconfiguration of certain products to meet customer requirements and to ensure full compatibility with the Company's element management products.

Research and Development

Research and development expenses increased from $1.9 million (17% of net sales) in the first quarter of 1996 to $2.8 million (15% of net sales) in the first quarter of 1997. The increase in research and development expenses was principally attributable to increased headcount, particularly at the Company's Israeli subsidiary, which is developing Harmonic's first digital headend products. The Company anticipates that research and development expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $2.0 million (17% of net sales) in the first quarter of 1996 to $2.9 million (15% of net sales) in the first quarter of 1997. The increase in expenses was primarily due to higher headcount and costs associated with expansion of the direct sales force, customer service and technical support organizations, as well as higher promotional expenses. The Company anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $0.7 million (6% of net sales) in the first quarter of 1996 to $1.1 million (6% of net sales) in the first quarter of 1997. The increase in expenses was principally attributable to costs of supporting the Company's growth in headcount and operations. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Other Income (Expense)

Other income (expense), consisting principally of interest income, was $0.2 million in both the first quarter of 1996 and the first quarter of 1997. The Company expects interest expense to be nominal in the future as it currently has no capital lease obligations or bank debt.

Income Taxes

The provision for income taxes for the first quarter of 1996 and the first quarter of 1997 are based on estimated effective annual tax rates of 5% and 15%, respectively. The increase in effective rate in the first quarter of 1997 compared to the first quarter of 1996 is due to the expectation that the Company's deferred tax assets, consisting primarily of net operating loss carryovers, will be fully utilized during 1997. The Company's effective tax rate for 1996 resulted from federal and state alternative minimum taxes and estimated future realization of deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was approximately $3.7 million and $0.9 million for the first quarters of 1996 and 1997, respectively. The decrease in cash used in operations is primarily due to higher net income and improved customer collections, partially offset by cash used to fund inventory growth. In addition, the Company paid approximately $1.1 million in prepaid rents and deposits during the first quarter of 1996 in connection with signing a 10-year lease for the new corporate headquarters in Sunnyvale, California which it occupied in August 1996.

Additions to property, plant and equipment were approximately $1.0 million and $1.5 million in the first quarters of 1996 and 1997, respectively. The increase in 1997 compared to 1996 is due principally to leasehold improvements and furniture and fixtures for the Company's new research and development facility in Caesarea, Israel. The Company expects to spend approximately $5.0 million on capital expenditures in 1997, primarily for manufacturing and test equipment.

As of March 28, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $14.5 million and a bank line of credit which provides for up to $10.0 million in borrowings and expires in September 1997. The line of credit bears interest at the bank's prime rate or LIBOR plus 2.0%. There were no outstanding borrowings under this line during the first quarter of 1997. The Company expects that it will be able to renew or replace the line of credit upon its expiration on terms acceptable to the Company.

The Company believes that its existing liquidity sources and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.


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

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1995, 1996 and the first quarter of 1997 accounted for approximately 80%, 72% and 74%, respectively, of its net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and expects that domestic OEM and distributor revenues will be a smaller percentage of net sales in the future. In this regard, net sales to ANTEC in the first quarter of 1997 were not significant, and are expected to be insignificant in the future. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

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

Highly Competitive Industry

The market for cable television transmission equipment is extremely competitive and has been characterized by rapid technological change. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than the Company. Many of such large competitors are in a better position to withstand any significant reduction in capital spending by cable television operators. In addition, many of the Company's competitors have more long standing and established relationships with domestic and foreign cable television operators than does the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business and operating results.

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

Sole or Limited Sources of Supply

Certain components and subassemblies necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers, particularly foreign suppliers, and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components or subassemblies. Certain key elements of the Company's digital headend products are expected to be provided initially by a sole foreign supplier. The Company does not maintain long-term agreements with any of its suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business and operating results. The Company believes that investment in inventories will constitute a significant portion of its working capital in the future. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence in the future, which would materially and adversely affect its business and operating results.

Risks of International Operations

Sales to customers outside of the United States in 1995, 1996 and the first quarter of 1997 represented 65%, 57% and 70% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. To date, the Company has sold its products outside the United States primarily through distributors. The Company has recently established a subsidiary in the United Kingdom to market Harmonic's products and support its customers. In the future, the Company may establish its own sales and support offices in other countries. There can be no assurance that the establishment of any such sales and support offices will not adversely affect the Company's existing relationships abroad or will result in increased sales of the Company's products. The Company also has an Israeli subsidiary that engages primarily in research and development. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in establishing, staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive future orders to supply its products in international markets at rates equal to or greater than those experienced in recent periods.

Management of Growth

The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations, to retain key employees and to continue to improve its operational, financial and management systems. Any failure by the Company to manage effectively its future growth could have a material adverse effect on the Company's business and operating results.

PART  II


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit #        Description of Document
     ---------        -----------------------

       11.1           Computation of Net Income Per Share

       27.1           Financial Data Schedule

B.   Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 28, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 8, 1997

                           HARMONIC LIGHTWAVES, INC.
                           (Registrant)


                           By:  /s/       Robin N. Dickson
                                   ------------------------------
                                   Robin N. Dickson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits


EXHIBIT NO.               DESCRIPTION OF DOCUMENT

    11.1                  Computation of Net Income Per Share

    27.1                  Financial Data Schedule