Form 10-Q
period 1997-06-27
HARMONIC LIGHTWAVES INC
filed 1997-08-11
CIK 851310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 27, 1997

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

                             Yes  [X]    No  [ ]

As of June 27, 1997 there were 10,335,400 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index


PART I - FINANCIAL INFORMATION                                                              Page
                                                                                            ----

Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at June 27, 1997
  and December 31, 1996.......................................................................3

  Condensed Consolidated Statements of Operations for the Three Months and Six Months
  Ended June 27, 1997 and June 28, 1996.......................................................4

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 27, 1997 and June 28, 1996.............................................................5

  Notes to Condensed Consolidated Financial Statements........................................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................7


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................................12

Item 6.  Exhibits and Reports on Form 8-K....................................................12

PART I - FINANCIAL  INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HARMONIC LIGHTWAVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    JUNE 27,   DECEMBER 31,
                                                                     1997          1996
                                                                 -----------   ------------
                                                                 (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                        $ 10,964      $ 16,410
  Accounts receivable, net                                           21,481        12,643
  Inventories                                                        13,871        14,782
  Prepaid expenses and other assets                                   1,768         1,315
                                                                   --------      --------

    Total current assets                                             48,084        45,150

Property and equipment, net                                           9,835         8,751

Other assets                                                            214           732
                                                                   --------      --------

                                                                   $ 58,133      $ 54,633
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  4,246      $  5,604
  Accrued liabilities                                                 5,568         5,388
                                                                   --------      --------

    Total current liabilities                                         9,814        10,992
                                                                   --------      --------

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 5,000,000 shares
  authorized; no shares issued or outstanding                           --            --

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     10,335,400 and 10,040,036 shares issued and outstanding             10            10

  Capital in excess of par value                                     55,341        54,579

  Accumulated deficit                                                (7,012)      (10,948)

  Currency translation                                                  (20)         --
                                                                   --------      --------

    Total stockholders' equity                                       48,319        43,641
                                                                   --------      --------

                                                                   $ 58,133      $ 54,633
                                                                   ========      ========


     The accompanying notes are integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                 -------------------     -------------------
                                 JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                   1997        1996        1997        1996
                                 -------     -------     -------     -------

Net sales                        $20,514     $13,485     $39,547     $24,727

Cost of sales                     10,778       7,474      20,820      13,756
                                 -------     -------     -------     -------

Gross profit                       9,736       6,011      18,727      10,971
                                 -------     -------     -------     -------

Operating expenses:
  Research and development         2,876       2,038       5,667       3,931
  Sales and marketing              3,712       2,269       6,575       4,236
  General and administrative       1,132         796       2,242       1,460
                                 -------     -------     -------     -------

Total operating expenses           7,720       5,103      14,484       9,627
                                 -------     -------     -------     -------

Income from operations             2,016         908       4,243       1,344

Interest and other income
  (expense), net                     147         277         388         521
                                 -------     -------     -------     -------

Income before income taxes         2,163       1,185       4,631       1,865

Provision for income taxes           325          59         695          93
                                 -------     -------     -------     -------

Net income                       $ 1,838     $ 1,126     $ 3,936     $ 1,772
                                 =======     =======     =======     =======

Net income per share             $  0.16     $  0.10     $  0.34     $  0.16
                                 =======     =======     =======     =======

Weighted average common
  shares and equivalents          11,497      11,452      11,530      11,336
                                 =======     =======     =======     =======


   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                       ----------------------
                                                       JUNE 27,      JUNE 28,
                                                         1997          1996
                                                       --------      --------

Cash flows from operating activities:
  Net income                                           $  3,936      $  1,772
  Adjustments to reconcile net income to
    cash used in operating activities:
    Depreciation and amortization                         1,601         1,143
    Changes in assets and liabilities:
      Accounts receivable                                (8,838)       (5,660)
      Inventories                                           911           204
      Prepaid expenses and other assets                      65        (1,353)
      Accounts payable                                   (1,358)        1,443
      Accrued liabilities                                   180           509
                                                       --------      --------

        Net cash used in operating activities            (3,503)       (1,942)
                                                       --------      --------

Cash flows used in investing activities for the
  acquisition of property and equipment                  (2,685)       (1,815)
                                                       --------      --------

Cash flows provided by financing activities from
  issuance of common stock, net                             762           362
                                                       --------      --------

Effect of exchange rate changes on cash and
  equivalents                                               (20)         --

Net decrease in cash and cash equivalents                (5,446)       (3,395)

Cash and cash equivalents at beginning of period         16,410        22,126
                                                       --------      --------

Cash and cash equivalents at end of period             $ 10,964      $ 18,731
                                                       ========      ========

Supplemental schedule of cash flow information and noncash financing activities

  Income taxes paid during the period                  $    217      $    122


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

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                                        JUNE 27,      DECEMBER 31,
                                                          1997           1996
                                                       ---------      ---------
                                                      (UNAUDITED)

   Raw materials....................................   $   3,172      $   3,104
   Work-in-process..................................       3,589          4,704
   Finished goods...................................       7,110          6,974
                                                       ---------      ---------
                                                       $  13,871      $  14,782
                                                       =========      =========


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

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  --------------------------  --------------------------

                                                   JUNE 27,     JUNE 28,       JUNE 27,      JUNE 28,
  NET INCOME PER SHARE - PRO FORMA (UNAUDITED)       1997         1996           1997          1996
  ----------------------------------------------- --------------------------  --------------------------

  Basic net income per share ...................  $     0.18   $     0.11     $     0.38   $     0.18
                                                  ==========================  ==========================
  Diluted net income per share .................  $     0.16   $     0.10     $     0.34   $     0.16
                                                  ==========================  ==========================

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations as to future operating results, future expenditures, future cash requirements, future industry conditions and new product development. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results Of Operations" below and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Net Sales

The Company's net sales increased 52% from $13.5 million in the second quarter of 1996 to $20.5 million in the second quarter of 1997. For the six month periods, net sales increased 60% from $24.7 million in the first six months of 1996 to $39.5 million in the first six months of 1997. This growth in net sales was attributable to higher unit sales of the Company's existing products, particularly of the PWRLink transmitter, receiver and return path products and sales of the 1550 nm MAXLink transmission system, which began shipment during the second quarter of 1996. These factors were partially offset by lower unit sales of the YAGLink optical transmitter, which were due in part to the increasing acceptance of 1550 nm transmitters among cable operators for broadcast transmission. In the second quarter of 1997, both domestic and international sales increased over the levels achieved in the second quarter of 1996. International sales represented 59% of net sales in the second quarter of 1997 compared to 64% of net sales in the second quarter of 1996.

Gross Profit

Gross profit increased from $6.0 million (45% of net sales) in the second quarter of 1996 to $9.7 million (47% of net sales) in the second quarter of 1997 and from $11.0 million (44% of net sales) in the first six months of 1996 to $18.7 million (47% of net sales) in the first six months of 1997. The increases in gross profit, as a percentage of net sales, were principally due to higher unit sales and lower material costs resulting from higher unit volume. In addition, manufacturing costs of the Company's MAXLink products were substantially lower in the second quarter of 1997, compared to the second quarter of 1996, when the MAXLink entered volume production. These factors were partially offset by lower selling prices of certain products.

Research and Development

Research and development expenses increased from $2.0 million (15% of net sales) in the second quarter of 1996 to $2.9 million (14% of net sales) in the second quarter of 1997. For the six month periods, research and development expenses increased from $3.9 million in 1996 (16% of net sales) to $5.7 million in 1997 (14% of net sales). The increases in research and development expenses in both periods were principally attributable to increased headcount, particularly at the Company's Israeli subsidiary, which is developing Harmonic's first digital headend products. The Company anticipates that research and development expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $2.3 million (17% of net sales) in the second quarter of 1996 to $3.7 million (18% of net sales) in the second quarter of 1997. For the six month periods, sales and marketing expenses increased from $4.2 million to $6.6 million, but remained constant as a percentage of net sales at 17%, reflecting higher sales levels. The increases in expenses were primarily due to higher headcount associated with expansion of the direct sales force, customer service and technical support organizations, as well as higher promotional expenses. The Company anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $0.8 million in the second quarter of 1996 to $1.1 million in the second quarter of 1997, but represented 6% of net sales in both quarters, reflecting higher sales levels. For the six month periods, general and administrative expenses increased from $1.5 million to $2.2 million, but remained constant as a percentage of net sales at 6%. The increases in expenses were principally attributable to costs of supporting the Company's growth in headcount and operations. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Other Income (Expense)

Other income (expense), consisting principally of interest income, was $0.1 million and $0.4 million in the three and six month periods respectively, ended June 27, 1997, compared to $0.3 million and $0.5 million in the corresponding periods of 1996. The decreases in both periods in 1997 were principally due to interest earned on lower average cash balances.

Income Taxes

The provisions for income taxes for both periods of 1996 and 1997 are based on an estimated effective annual tax rate of 5% and 15%, respectively. The increase in effective rate in 1997 compared to 1996 is due primarily to the expectation that the Company's net operating loss carryovers will be fully utilized during 1997. The Company's effective tax rate for 1996 resulted from federal and state alternative minimum taxes.



LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was approximately $1.9 million and $3.5 million for the six months ended June 28,1996 and June 27, 1997, respectively. The increase in cash used in operations was primarily due to higher accounts receivable and lower accounts payable, partially offset by higher net income, cash generated from reduction in inventory and lower prepaid expenses. The increase in accounts receivable during the first six months of 1997 was attributable principally to the pattern of sales in the second quarter of 1997, which were concentrated in the latter part of the quarter compared to the fourth quarter of 1996, in which sales were concentrated in the first part of the quarter. The higher prepaid expenses at June 28, 1996 compared to June 27, 1997 was due to payment by the Company of approximately $1.1 million in prepaid rents and deposits during the first half of 1996 in connection with signing a 10-year lease for the new corporate headquarters in Sunnyvale, California which the Company occupied in August 1996.

Additions to property, plant and equipment were approximately $1.8 million and $2.7 million in the first six months of 1996 and 1997, respectively. The increase in 1997 compared to 1996 was due principally to leasehold improvements and furniture and fixtures for the Company's new research and development facility in Caesarea, Israel. The Company expects to spend approximately $5.0 million on capital expenditures in 1997, primarily for manufacturing and test equipment.

As of June 27, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $11.0 million and a bank line of credit which provides for up to $10.0 million in borrowings and expires in September 1997. The line of credit bears interest at the bank's prime rate or LIBOR plus 2.0%. There were no outstanding borrowings under this line during the second quarter of 1997. The Company expects that it will be able to renew or replace the line of credit upon its expiration on terms acceptable to the Company.

The Company believes that its existing liquidity sources and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.



FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. In addition, in the first and second quarters of 1997, the Company recognized a substantial portion of its revenues in the last month of the quarter. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1995, 1996 and the first six months of 1997 accounted for approximately 80%, 72% and 65%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and expects that domestic OEM and distributor revenues will be a smaller percentage of net sales in 1997 and beyond than they have been in prior years. In this regard, net sales to ANTEC in the first half of 1997 were not significant, and are expected to be insignificant in the future. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

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

Risks of International Operations

Sales to customers outside of the United States in 1995, 1996 and the first six months of 1997 represented 65%, 57% and 64% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. In addition, the Company has an Israeli subsidiary that engages primarily in research and development. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were approved at the Registrant's Annual Meeting of Stockholders held on April 30, 1997.


        (a)     The following directors were elected:

  Directors                                  For        Against
----------------------------------------------------------------

Floyd Kvamme                             7,772,568      55,122
David Lane                               7,772,068      55,622
Barry Lemieux                            7,768,868      58,822
Anthony Ley                              7,802,611      25,079
Moshe Nazarathy                          7,804,418      23,272
Michel Vaillaud                          7,767,117      60,573


        (b)     Amendment of the 1995 Stock Plan

                                             Number of Common Shares Voted
    1995 Stock Plan                        For         Against           Abstain
--------------------------------------------------------------------------------

Amendment to 1995 Stock Plan             4,964,079      2,847,435         16,176


        (c)     The stockholders also approved the following proposal:

                                             Number of Common Shares Voted
    Independent Accountants                For         Against           Abstain
--------------------------------------------------------------------------------

Ratification of Price Waterhouse
LLP as independent accountants           7,814,728      6,797             6,165



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit #     Description of Document
        ---------     -----------------------

          11.1        Computation of Net Income Per Share

          27.1        Financial Data Schedule

B.      Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended June 27, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 11, 1997

                           HARMONIC LIGHTWAVES, INC.
                           (Registrant)


                           By:  /s/ ROBIN N. DICKSON
                                -----------------------------------------------
                                    Robin N. Dickson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits


EXHIBIT NO.          DESCRIPTION OF DOCUMENT

   11.1              Computation of Net Income Per Share

   27.1              Financial Data Schedule