Form 10-Q
period 1997-09-26
HARMONIC LIGHTWAVES INC
filed 1997-11-10
CIK 851310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 26, 1997

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

As of September 26, 1997 there were 10,407,503 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index


PART I - FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at September 26, 1997
  and December 31, 1996.......................................................................3

  Condensed Consolidated Statements of Operations for the Three Months and Nine Months
  Ended September 26, 1997 and September 27, 1996.............................................4

  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 26, 1997 and September 27, 1996...................................................5

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


PART  II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................................12

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HARMONIC LIGHTWAVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     SEPTEMBER 26,       DECEMBER 31,
                                                                          1997               1996
                                                                     -------------       ------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  9,938           $ 16,410
  Accounts receivable, net                                                21,995             12,643
  Inventories                                                             14,360             14,782
  Prepaid expenses and other assets                                        2,419              1,315
                                                                        --------           --------

    Total current assets                                                  48,712             45,150

Property and equipment, net                                               10,416              8,751

Other assets                                                                 122                732
                                                                        --------           --------

                                                                        $ 59,250           $ 54,633
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  4,725           $  5,604
  Accrued liabilities                                                      5,236              5,388
                                                                        --------           --------

    Total current liabilities                                              9,961             10,992
                                                                        --------           --------

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 5,000,000 shares
  authorized; no shares issued or outstanding                                 --                 --

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     10,407,503 and 10,040,036 shares issued and outstanding                  10                 10

  Capital in excess of par value                                          55,869             54,579

  Accumulated deficit                                                     (6,599)           (10,948)

  Currency translation                                                         9                 --
                                                                        --------           --------

    Total stockholders' equity                                            49,289             43,641
                                                                        --------           --------

                                                                        $ 59,250           $ 54,633
                                                                        ========           ========

     The accompanying notes are integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                 ----------------------------  ----------------------------
                                 SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 26,  SEPTEMBER 27,
                                     1997           1996           1997           1996
                                 -------------  -------------  -------------  -------------
Net sales                           $17,545        $16,670        $57,092        $41,397

Cost of sales                         9,646          8,846         30,466         22,602
                                    -------        -------        -------        -------

Gross profit                          7,899          7,824         26,626         18,795
                                    -------        -------        -------        -------

Operating expenses:
  Research and development            2,852          2,617          8,519          6,548
  Sales and marketing                 3,332          2,732          9,907          6,968
  General and administrative          1,355            865          3,597          2,325
                                    -------        -------        -------        -------

Total operating expenses              7,539          6,214         22,023         15,841
                                    -------        -------        -------        -------

Income from operations                  360          1,610          4,603          2,954

Interest and other income
  (expense), net                        126            223            514            744
                                    -------        -------        -------        -------

Income before income taxes              486          1,833          5,117          3,698

Provision for income taxes               73             92            768            185
                                    -------        -------        -------        -------

Net income                          $   413        $ 1,741        $ 4,349        $ 3,513
                                    =======        =======        =======        =======

Net income per share                $  0.04        $  0.15        $  0.38        $  0.31
                                    =======        =======        =======        =======

Weighted average common
  shares and equivalents             11,588         11,577         11,573         11,427
                                    =======        =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                        -------------    -------------
                                                        SEPTEMBER 26,    SEPTEMBER 27,
                                                            1997              1996
                                                        -------------    -------------
Cash flows from operating activities:
  Net income                                              $  4,349         $  3,513
  Adjustments to reconcile net income to
    cash used in operating activities:
    Depreciation and amortization                            2,496            1,803
    Changes in assets and liabilities:
      Accounts receivable                                   (9,352)          (6,891)
      Inventories                                              422           (1,221)
      Prepaid expenses and other assets                       (494)          (2,221)
      Accounts payable                                        (879)           3,403
      Accrued liabilities                                     (152)           1,576
                                                          --------         --------

        Net cash used in operating activities               (3,610)             (38)
                                                          --------         --------

Cash flows used in investing activities for the
  acquisition of property and equipment                     (4,161)          (5,017)
                                                          --------         --------

Cash flows provided by financing activities from
  issuance of common stock, net                              1,290              629
                                                          --------         --------

Effect of exchange rate changes on cash and                      9               --
  equivalents

Net decrease in cash and cash equivalents                   (6,472)          (4,426)

Cash and cash equivalents at beginning of period            16,410           22,126
                                                          --------         --------

Cash and cash equivalents at end of period                $  9,938         $ 17,700
                                                          ========         ========

Supplemental schedule of cash flow information and noncash financing activities

  Income taxes paid during the period                     $    288         $    134







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

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                     SEPTEMBER 26,     DECEMBER 31,
                                         1997              1996
                                     -------------     ------------
                                      (UNAUDITED)
Raw materials.......................    $ 2,981           $ 3,104
Work-in-process.....................      4,307             4,704
Finished goods......................      7,072             6,974
                                        =======           =======
                                        $14,360           $14,782
                                        =======           =======

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

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                   SEPTEMBER 26,  SEPTEMBER 27,   SEPTEMBER 26,  SEPTEMBER 27,
NET INCOME PER SHARE - PRO FORMA       1997           1996            1997           1996
--------------------------------   ----------------------------   ----------------------------
(UNAUDITED)
Basic net income per share........    $   0.04       $   0.17       $   0.42       $   0.35
                                      ========       ========       ========       ========
Diluted net income per share......    $   0.04       $   0.15       $   0.38       $   0.31
                                      ========       ========       ========       ========

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

In September 1997, the Company announced that it had entered into an agreement to acquire N. M. New Media Communication Ltd. ("New Media"). In connection with the acquisition, Harmonic will issue 1,037,911 shares of its Common Stock to the shareholders of New Media, and will assume all of New Media's outstanding stock options. [See "Factors That May Affect Results of Operations - Risks Associated with New Media Acquisition."] The acquisition will be accounted for under the purchase method of accounting, and Harmonic expects to recognize a substantial portion of the acquisition cost as a one-time charge for in-process technology in the quarter in which the transaction is completed. The transaction is currently expected to be completed in the last week of December 1997 or the first week of January 1998.

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

RESULTS OF OPERATIONS

Net Sales

The Company's net sales increased 5% from $16.7 million in the third quarter of 1996 to $17.5 million in the third quarter of 1997. For the nine month periods, net sales increased 38% from $41.4 million in the first nine months of 1996 to $57.1 million in the first nine months of 1997. The growth in net sales in both periods was attributable to higher unit sales of the Company's receiver and return path products and sales of the 1550 nm MAXLink transmission system, which began shipment during the second quarter of 1996. These factors were partially offset by lower unit sales of the PWRLink and YAGLink transmitters. The lower sales of YAGLink transmitters was due in part to the increasing acceptance of 1550 nm transmitters among cable operators for broadcast transmission.

In the third quarter of 1997, both domestic and international sales increased over the levels achieved in the third quarter of 1996, but were lower than sales in the second quarter of 1997. The lower domestic and international sales in the third quarter compared to the second quarter of 1997 were due principally to a slow-down in capital spending in the industry. These factors include consolidation and system exchanges by domestic cable customers, which generally has the effect of delaying certain system upgrades, uncertainty related to development of industry standards for digital transmission, evaluation by many cable customers as to which advanced services and system architectures to provide and use, and emphasis on marketing and customer service strategies by certain international customers to increase their subscriber base instead of continued construction of networks. International sales represented 54% of net sales in the third quarter of 1997 compared to 55% of net sales in the third quarter of 1996.

Gross Profit

Gross profit increased from $7.8 million (47% of net sales) in the third quarter of 1996 to $7.9 million (45% of net sales) in the third quarter of 1997 and from $18.8 million (45% of net sales) in the first nine months of 1996 to $26.6 million (47% of net sales) in the first nine months of 1997. The decrease in gross profit percentage during the third quarter of 1997 compared to the third quarter of 1996 was principally due to lower production volumes, start-up costs for the new digital products and higher manufacturing period expenses. The increase in gross profit percentage during the first nine months of 1997 compared to the first nine months of 1996 was due primarily to lower manufacturing costs of the Company's MAXLink products, which commenced shipment during the second quarter of 1996, and improved margins on return path products resulting from product design changes. These factors were partially offset by lower selling prices of certain products.


Research and Development

Research and development expenses increased from $2.6 million in the third quarter of 1996 to $2.9 million in the third quarter of 1997 but remained constant as a percentage of sales at 16%, reflecting higher sales. For the nine month periods, research and development expenses increased from $6.5 million in 1996 (16% of net sales) to $8.5 million in 1997 (15% of net sales). The increases in research and development expenses in absolute dollars in both periods were principally attributable to increased headcount, particularly at the Company's Israeli subsidiary, which is developing Harmonic's digital headend products. The Company anticipates that research and development expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $2.7 million (16% of net sales) in the third quarter of 1996 to $3.3 million (19% of net sales) in the third quarter of 1997. For the nine month periods, sales and marketing expenses increased from $7.0 million to $9.9 million, but remained constant as a percentage of net sales at 17%, reflecting higher sales levels. The increases in expenses in absolute dollars in both periods were primarily due to higher headcount associated with expansion of the direct sales force and the customer service and technical support organizations, as well as higher promotional expenses. The Company anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $0.9 million (5% of net sales) in the third quarter of 1996 to $1.4 million (8% of net sales) in the third quarter of 1997. For the nine month periods, general and administrative expenses increased from $2.3 million to $3.6 million, but remained constant as a percentage of net sales at 6%. The increases in expenses in absolute dollars in both periods were principally attributable to costs of supporting the Company's growth in headcount and operations and providing for a higher accounts receivable reserve. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Other Income (Expense)

Other income (expense), consisting principally of interest income, was $0.1 million and $0.5 million in the three and nine month periods respectively, ended September 26, 1997, compared to $0.2 million and $0.7 million in the corresponding periods of 1996. The decreases in both periods in 1997 were principally due to less interest earned on lower average cash balances.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was approximately $0.0 million and $3.6 million for the nine months ended September 27, 1996 and September 26, 1997, respectively. The increase in cash used in operations was primarily due to higher accounts receivable, partially offset by higher net income and cash generated from reduction in inventory. The increase in accounts receivable during the first nine months of 1997 was attributable principally to the pattern of sales in the third quarter of 1997, which were concentrated in the latter part of the quarter compared to the fourth quarter of 1996, in which sales were concentrated in the first part of the quarter, and slower collections from certain customers.

Additions to property, plant and equipment were approximately $5.0 million and $4.2 million in the first nine months of 1996 and 1997, respectively. The decrease in capital expenditures in 1997 compared to 1996 was due principally to leasehold improvements and the acquisition of furniture and fixtures in 1996 in connection with the new corporate headquarters in Sunnyvale, California which the Company occupied in August 1996. The Company expects to spend a total of approximately $5.0 million on capital expenditures in 1997, primarily for manufacturing and test equipment.

As of September 26, 1997, the Company had cash and cash equivalents of $9.9 million. During the third quarter, the Company renegotiated its bank line of credit, which now provides for up to $12.0 million in borrowings, and entered into a $3.0 million equipment term loan facility. The bank line and equipment term loan expire in October 1998. There were no outstanding borrowings during the third quarter of 1997.

The Company believes that its existing liquidity sources and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.



FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. In addition, in each of the first three quarters of 1997, the Company has recognized a substantial portion of its revenues in the last month of the quarter. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales has caused, and may in the future cause, significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1995, 1996 and the first nine months of 1997 accounted for approximately 80%, 72% and 59%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of export sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and domestic OEM and distributor revenues were a smaller percentage of net sales in the first three quarters of 1997 than they have been in prior years. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.


Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation of telecommunications and television broadcasting, overall demand for cable television services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. The Company believes that the consolidation of ownership of domestic cable television systems, by acquisition and system exchanges, together with uncertainty over regulatory issues, particularly the debate over the provisions of the Telecommunications Act of 1996, caused delays in capital spending by major domestic MSOs during the second half of 1995 and first quarter of 1996. The Company's net sales in the third quarter of 1997 were adversely affected by a slow-down in spending by cable television operators. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

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

Risks of International Operations

Sales to customers outside of the United States in 1995, 1996 and the first nine months of 1997 represented 65%, 57% and 61% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. In addition, the Company has an Israeli subsidiary that engages primarily in research and development. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems.

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

The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train and manage new employees successfully, to integrate new employees into its overall operations, to retain key employees and to continue to improve its operational, financial and management systems. Any failure by the Company to manage effectively its future growth could have an adverse effect on the Company's business and operating results.

Risks Associated with New Media Acquisition

In September 1997 the Company announced that it had entered into an agreement to acquire N.M. New Media Communication Ltd. ("New Media"), a provider of broadband high-speed data delivery software and hardware technology based in Tel Aviv, Israel. Pursuant to the agreement, the Company will issue 1,037,911 shares of Common Stock to the shareholders of New Media and will assume all of New Media's outstanding stock options. The consummation of the New Media acquisition is subject to a number of conditions, and there can be no assurance that the acquisition will be consummated. The acquisition of New Media is subject to a number of risks and uncertainties. These include, but are not limited to, difficulties in combining and integrating the two companies' operations, product lines and research and development efforts, the potential adverse effects of the acquisition on relationships with customers, distributors, suppliers and other business partners of the two companies, dependence on communications industry capital spending, New Media's dependence on the evolution of wireless and satellite broadband services, regulatory developments, rapid technological change, the highly competitive nature of the telecommunciations industry, and the Company's ability to successfully develop, manufacture and gain market acceptance of new products, in particular its digital TRANsend products and the products of New Media. Any failure on the part of the Company to successfully integrate the operations of New Media could have a material adverse effect on the Company's business and operating results.

PART  II       OTHER  INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit #     Description of Document
    ---------     -----------------------
      11.1        Computation of Net Income Per Share

      27.1        Financial Data Schedule

B.  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 26, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 10, 1997

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