Form 10-K
period 1997-12-31
HARMONIC LIGHTWAVES INC
filed 1998-03-31
CIK 851310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $93,516,535. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 11,503,212 at March 11, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE




                        Document                                                          Location in Form 10-K
                        --------                                                          ---------------------
1997 Annual Report to Stockholders (pages 16 - 34).                                            Parts II and IV

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders
   (which will be filed with the Securities and Exchange Commission within 120
   days of the end of the fiscal year ended December 31, 1997).                                Part III

















         The Board Compensation Committee Report and the Performance Graph to be included with the 1998 Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Commission or otherwise incorporated by reference into this report.

                                     PART I

ITEM 1. BUSINESS

Harmonic Lightwaves, Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and lightwave based communications systems that deliver video, audio and data over hybrid fiber/coax ("HFC"), satellite and wireless networks. The Company's advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high speed Internet access and video on demand. The Company offers a broad range of fiber optic transmission and digital headend products for HFC networks, and through its acquisition of N.M. New Media Communication Ltd. ("NMC") in January 1998 expanded its product offerings to include high speed data delivery software and hardware. Harmonic was incorporated in June 1988 in California and in May 1995 reincorporated into Delaware.

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


INDUSTRY BACKGROUND

Communications service providers worldwide are facing increasing competition as a result of recent and proposed regulatory reform. For example, the United States Telecommunications Act of 1996 (the "Telecom Act") permits cable television multiple system operators ("MSOs") and local exchange carriers such as the regional Bell operating companies ("RBOCs") to enter each other's markets and to provide other services, such as high-speed data communications. Historically, U.S. local exchange carriers have been prohibited from transmitting video programming in their local service areas. Likewise, MSOs have been prohibited by federal regulation from offering telephony services. In addition, the emergence of direct broadcast satellite ("DBS") systems and other alternative video programming delivery systems has subjected cable television operators to increasing competitive pressures. DBS systems broadcast compressed digital video over satellite to a receiving dish located at the subscriber's home and offer consumers up to 200 channels of video programming. The continued penetration of DBS is expected to put increasing pressure on cable television operators to provide additional programming and better quality service. In addition, telephone companies are introducing alternative technologies such as DSL ("Digital Subscriber Loop") which support the delivery of video programming and data services over their existing copper loop networks. To address this more competitive environment and to take advantage of new business opportunities, such as the provision of Internet access and high-speed data services, the Company believes that domestic cable television operators will be under increasing pressure to upgrade and rebuild their networks.

Similar government initiatives and deregulation of telecommunications markets abroad have fostered substantial growth and competition in many foreign cable television markets. Because of the early stage of development of many foreign cable television markets and stringent system performance criteria established by foreign government regulations, the provision of cable television service in many foreign countries will require significant investment in advanced video transmission equipment. These trends are expected to contribute to the increased use of fiber optic transmission systems in the future.

Basic cable television service is currently available to approximately 90% of all U.S. households. Accordingly, growth in the U.S. cable television equipment market is being driven primarily by the need to upgrade and rebuild existing cable television networks to provide improved and expanded services. Internationally, significant investment in advanced network infrastructure will be required to bring cable television service to large segments of the population.

The introduction and deployment of fiber optic technology in cable television networks has significantly increased network capacity, quality and reliability. Fiber optic cables provide significant performance advantages compared to coaxial cables, including longer transmission distance, greater channel capacity, reduced cable size and weight, and resistance to interference from external electronic signals. By eliminating the need for amplifiers in the trunk section of a traditional coax network, fiber increases the reliability of a cable television network and the quality of the signal, while substantially lowering network installation and maintenance cost. The higher bandwidth of fiber can increase capacity to up to 110 analog channels on a typical HFC network and, together with the removal of amplifiers, facilitates the two-way communication necessary for the provision of advanced interactive services. As a result, HFC architectures are being increasingly adopted on a worldwide basis. In addition to upgrading network infrastructure with fiber optics, MSOs are beginning to introduce digital transmission capability. Digital compression technology, which will permit the system operator to provide new integrated voice, video and data services over HFC networks, is now becoming available. Transmissions in digital format are expected to allow operators to provide subscribers up to several hundred channels of high-quality television, as well as high-speed data communications, Internet access and telephony services.

The competitive pressures to upgrade cable television networks and the corresponding capital requirements have led to significant domestic cable television industry consolidation in recent years. The upgrade of existing networks requires substantial expenditures and the replacement of significant parts of the transmission network. As a result, MSOs have sought to increase their size in order both to achieve the economies of scale made possible by the ownership of adjacent systems ("clustering") and to improve their financial strength. This has been accomplished largely through acquisitions of smaller MSOs and independent cable television operators, many of which cannot afford significant system upgrades. A number of sizable acquisitions and system exchanges by MSOs have been completed during the past several years.

In addition to HFC networks and copper-based telephony networks, other delivery methods, such as satellites and LMDS (Local Multipoint Distribution System), a wireless-based technology, are expected to be utilized for the provision of video and high speed data services in many areas of the world. The first LMDS service operating in the United States offers both video and high speed data service to residents of Queens and Manhattan in New York. The F.C.C. has held recent auctions for licenses required for new LMDS service areas in the United States, and a number of LMDS systems are already in operation in several foreign countries.

Satellite service providers are now introducing data services in addition to multiple television channels. Although such satellite systems have relatively low penetration rates in the United States, operators in other countries are introducing satellite data services to meet the growing demand for connection to the Internet. New satellite systems employing low earth orbit ("LEO") satellites, which are being developed and implemented by a number of major international consortia, are expected to further increase the demand for integrated communications services, including high speed data.

In contrast to the past when consumers were generally limited to a single choice for video service and a single choice for local telephone service, consumers are expected to be able to choose between two or more providers of highly integrated services in the future. The factors affecting the selection of services in the future are expected to include network reliability, price, the number of television channels offered, the speed of data transmission, ease of access, interactivity, and picture, sound and data quality.

N.M. NEW MEDIA COMMUNICATION LTD. ("NMC")

NMC develops systems for the delivery of high-speed data over broadband networks. The products, which have only recently been introduced, include transmitters, data encoders and network management software for the system headend and PCI-based broadband receiver cards for the subscriber.

Initial customers of NMC include operators of satellite, cable television and LMDS networks. These customers are deploying NMC products for the delivery of high-speed data services to residential and business customers. NMC sells its products through its own sales force and a distribution network, including the Company's direct sales force and its distributors. The Company anticipates that a significant portion of NMC's future revenues will be generated in international markets. In the cable television market, NMC's competitors include many of the Company's existing competitors as well as certain large consumer electronics and data networking companies and smaller companies such as Hybrid Networks, Com21 and a number of private companies. In the satellite market, NMC's competitors include Adaptec Inc., Groupe SAGEM and Media4, Inc.

NMC's hardware products are manufactured by Rockwell Semiconductor Systems in the U.S. Certain of its products have been developed in collaboration with IBM Israel, although it is anticipated that in the future NMC will undertake a greater proportion of its development projects internally. NMC is based in Tel Aviv, Israel, operates a sales and technical support office in San Diego and had 16 employees at December 31, 1997. NMC's revenues have not been material in relation to those of the Company, and it incurred a net loss of $2.6 million in 1997.

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

Optical Transmitters

The Company offers PWRLink transmitters, and MAXLink transmitters and optical amplifiers for a wide range of optical transmission requirements.

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

         Element Management System ("EMS"). Harmonic's EMS consists of transponders and element management software. The transponders operate in broadband networks to capture measurement data. Harmonic's Windows-based EMS software enables the broadband service operator to monitor and control the entire HFC network from a central office or remote locations. The Company's EMS software is designed to be integrated into larger network management systems through the use of simple network management protocol ("SNMP").

Digital Headend Products

The Company offers products for the headend for encoding, compression and modulation of digital signals over broadband networks.

         Encoders. The Company's encoders convert analog video and audio signals to compressed digital format fully compliant with the MPEG-2 standard.

         Modulators. Harmonic's modulators accept digital signals for modulation on to a radio frequency ("RF") carrier for transmission over a broadband network.

Initial shipments of these products for headend applications were made in the fourth quarter of 1997. There can be no assurance that continued development of these and other digital products will be completed in a timely manner, if at all, that they will be successfully manufactured in volume, or that they will achieve market acceptance. See "Factors That May Affect Future Results of Operations - Rapid Technological Change."

In 1997, 1996 and 1995, sales of optical transmitters accounted for approximately 63%, 71%, and 63%, respectively, of net sales. In 1997, 1996 and 1995, sales of optical node receivers accounted for approximately 11%, 8%, and 12%, respectively, of net sales.


SALES AND MARKETING

Harmonic markets its products worldwide through its own direct sales force as well as through system integrators and distributors. The Company's direct sales force supports domestic and international sales and operates from the Company's headquarters in Sunnyvale, California and from several sales offices. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and OEM and distributor revenues were a smaller percentage of net sales in 1997 than they have been in prior years.

Historically, the majority of Harmonic's sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future, notwithstanding the Company's strategy to sell to domestic customers through its own direct sales force. In 1997, sales to Capella (the Company's Canadian distributor) accounted for 17% of net sales. In 1996, sales to Tratec (the Company's former U.K. distributor), Capella, and ANTEC Corporation ("Antec") accounted for 15%, 15%, and 13%, respectively, of net sales. In 1995, sales to Tratec, ANTEC and Capella accounted for 22%, 15% and 15%, respectively, of net sales. No other customer accounted for more than 10% of the Company's net sales in 1997, 1996 or 1995. Harmonic's products have been purchased by each of the ten largest domestic MSOs and by a number of large cable television operators outside the United States. These end users include Time-Warner, Inc., Cox Communications, Inc., and TeleCommunications, Inc. ("TCI"), in the U.S., Rogers Communications in Canada, CableTel and TeleWest in the U.K., Wharf Cable in Hong Kong and a major provincial telecommunications company in China. The loss of a significant customer or any reduction in orders by any significant customer, or the failure of the Company to qualify its products with a significant MSO could adversely affect the Company's business and operating results.

Sales to customers outside of the United States in 1997, 1996 and 1995 represented approximately 59%, 57% and 65% of net sales, respectively. Harmonic expects international sales to continue to account for a substantial portion of its net sales for the foreseeable future. International sales are made primarily to distributors, which are generally responsible for importing the products, installation and technical support and service to cable television operators within their territory. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. In recent months, certain Asian currencies have devalued significantly in relation to the U.S. dollar. The Company is currently evaluating the effect of recent developments in Asia on the Company's business, and there can be no assurance that the Company's sales in Asia will not be materially adversely affected by such developments. There can be no assurance that international markets will continue to develop or that the Company will receive future orders to supply its products in international markets at rates equal to or greater than those experienced in recent periods.


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

Certain components and subassemblies necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, the Company relies on Fujitsu as a major source of DFB lasers for its PWRLink and return path transmitters, for which there are limited alternative suppliers. In addition, the optical modulators used in the Company's MAXLink products are currently available only from Uniphase Corporation. Although the Company has qualified alternative suppliers for its lasers, in the event that the supply of optical modulators or lasers is interrupted for any reason, products from alternative suppliers are unlikely to be immediately available in sufficient volume to meet the Company's production needs. Further, certain key elements of the Company's digital headend products are being provided by a sole foreign supplier. The reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components. Although the Company attempts to minimize its supply risks by holding safety stocks and continuously evaluating other sources, any interruption in supply could have a material adverse effect on the Company's business and operating results. The Company does not maintain long-term agreements with any of its suppliers. While the Company has historically been able to obtain adequate supplies of components in a timely manner from its principal suppliers, there can be no assurance that the Company will be able to obtain such adequate supplies in the future. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for the Company's products, the Company could be unable to manufacture certain products in a quantity sufficient to meet its customers' demand. Any inability to obtain adequate deliveries of key components could affect the Company's ability to ship its products on a timely basis, which could damage relationships with its current and prospective customers and could have a material adverse effect on the Company's business and operating results.


INTELLECTUAL PROPERTY

The Company currently holds 11 United States patents and 9 foreign patents, and has a number of patent applications pending. Although the Company attempts to protect its intellectual property rights through patents, trademarks, copyrights, maintaining certain technology as trade secrets and other measures, there can be no assurance that any patent, trademark, copyright or other intellectual property right owned by the Company will not be invalidated, circumvented or challenged, that such intellectual property right will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which the Company does business or intends to do business in the future.

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

In order to successfully develop and market its planned products for digital headend applications, the Company may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, there can be no assurance that such agreements will be negotiated on terms acceptable to the Company, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit the Company's ability to develop and market new products and could have a material adverse effect on the Company's business and operating results.

As is common in its industry, the Company has from time to time received notification from other companies of intellectual property rights held by those companies upon which the Company's products may infringe. Any claim or litigation, with or without merit, could be costly, time consuming and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business operating results and financial condition. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to the Company or that failure to obtain a license would not adversely affect the Company's operating results.


BACKLOG

The Company schedules production of its systems based upon its backlog, informal commitments from customers and sales projections. The Company's backlog consists of firm purchase orders by customers for delivery within the next twelve months. At December 31, 1997, order backlog amounted to $5.5 million, compared to $9.8 million at December 31, 1996. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable television operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many of its major end-users, the Company's backlog at December 31, 1997 or any other date, is not necessarily indicative of actual sales for any succeeding period.

In October 1996, the Company and several other equipment vendors received a letter from TCI asking them to stop product shipments until further notice. The Company has excluded from its December 31, 1997 and 1996 backlog all orders from TCI other than those for which firm shipment dates and instructions had been provided by TCI.


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

The Company's competitors for its fiber optic transmission products include established suppliers of cable television and telecommunications equipment such as ADC Telecommunications, ANTEC, Lucent Technologies, General Instrument, Philips and Scientific-Atlanta, as well as a number of smaller, more specialized companies. For digital headend products, the Company's competitors include many of the same competitors as in headend fiber optic transmission products, and a number of new competitors. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than the Company. Many of such large competitors are in a better position to withstand any significant reduction in capital spending by cable television operators and other broadband service providers. In addition, many of the Company's competitors have more long standing and established relationships with domestic and foreign MSOs than does the Company.


RESEARCH AND DEVELOPMENT

The Company has historically devoted a significant amount of its resources to research and development. Research and development expenses in 1997, 1996 and 1995 were $11.7 million, $9.2 million, and $6.1 million, respectively. The Company expects that research and development expenses will continue to increase in the future.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control. Such factors include the level of capital spending in the cable television industry, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company and its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. In addition, in each quarter of 1997 the Company recognized a substantial portion of its revenues in the last month of the quarter. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation of telecommunications and television broadcasting, overall demand for cable television services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. The Company believes that the consolidation of ownership of domestic cable television systems, by acquisition and system exchanges, together with uncertainty over regulatory issues, particularly the debate over the provisions of the Telecommunications Act of 1996, caused delays in capital spending by major domestic MSOs during the second half of 1995 and first quarter of 1996. Also, the Company's net sales in the second half of 1997 were adversely affected by a slow-down in spending by cable television operators. The factors contributing to this slow capital spending include consolidation and system exchanges by domestic cable customers, which generally has had the effect of delaying certain system upgrades, uncertainty related to development of industry standards for digital transmission, evaluation by many cable customers of which advanced services and system architectures to provide and use, and emphasis on marketing and customer service strategies by certain international customers rather than continued construction of networks. The Company is unable to predict when cable television industry capital spending will increase. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Dependence on Key Customers and End Users

Historically, a majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1997, 1996 and 1995 accounted for approximately 56%, 72% and 80%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and domestic OEM and distributor revenues were a smaller percentage of net sales in 1997 than they have been in prior years. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

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

The broadband communications markets are characterized by continuing technological advancement. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets for broadband communications equipment continue to develop, the Company must successfully develop new products for these markets in order to remain competitive. For example, to compete successfully in the future, the Company believes that it must successfully develop and introduce products that will facilitate the processing and transmission of digital signals over optical networks. While the Company has commenced shipment of products for digital applications, there can be no assurance that the Company will successfully complete development of, or successfully introduce, products for digital applications, or that such products will achieve commercial acceptance. In addition, in order to successfully develop and market its planned products for digital applications, the Company may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, there can be no assurance that such agreements will be negotiated on terms acceptable to the Company, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit the Company's ability to develop and market new products and could have a material adverse effect on the Company's business and operating results.

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

Risks Associated with the Acquisition of N.M. New Media Communication, Ltd.

The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's limited personnel, management and other resources. Through its acquisition of NMC in January 1998, the Company increased the scope of its product line to include broadband, high-speed data delivery software and hardware and increased the scope of its international operations in Israel. The acquisition of NMC involves numerous risks and challenges, including: difficulties in the assimilation of operations, research and development efforts, products, personnel and cultures of Harmonic and NMC; the potential adverse effects of the acquisition on relationships with customers, distributors, suppliers and other business partners of the two companies; the dependence on the evolution and growth of the market for wireless and satellite broadband services; regulatory developments; rapid technological change; the highly competitive nature of the telecommunications industry; the Company's ability to successfully develop, manufacture and gain market acceptance of the products of NMC; the ability to manage geographically remote units; the integration of NMC's management information systems with those of the Company; potential adverse short-term effects on the Company's operating results; the amortization of acquired intangible assets; the risk of entering emerging markets in which the Company has limited or no direct experience; and the potential loss of key employees of NMC. The Company's future operating results will be significantly affected by its ability to successfully integrate NMC, to implement operating, manufacturing and financial procedures and controls, to improve coordination among different operating functions, to strengthen management information and telecommunications systems and to continue to attract, train and motivate additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a materially adverse effect upon the Company's operating results. The Company expects that the inclusion of NMC's operations, combined with seasonally low sales to both domestic and international cable customers, will result in an operating loss for the Company in the first quarter of 1998. In addition, the acquisition of NMC has resulted in significant additional working capital requirements. While the Company believes that it currently has sufficient funds to finance its operations for at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.

Sole or Limited Sources of Supply

Certain components and subassemblies necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components or subassemblies. The Company does not maintain long-term agreements with any of its suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business and operating results. The Company believes that investment in inventories will continue to constitute a significant portion of its working capital in the future. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence in the future, which could materially and adversely affect its business and operating results.

Risks of International Operations

Sales to customers outside of the United States in 1997, 1996 and 1995 represented 59%, 57% and 65% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. In addition, the Company has two Israeli subsidiaries, NMC and a subsidiary that engages primarily in research and development. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems. In recent months, certain Asian currencies have devalued significantly in relation to the U.S. dollar. The Company is currently evaluating the effect of recent developments in Asia on the Company's business, and there can be no assurance that the Company's sales in Asia will not be materially adversely affected by such developments.


Risks of Information Systems

The Company has commenced, for all its information systems, a Year 2000 date conversion project to address all necessary changes to be Year 2000 compliant. The Company is expensing the costs of addressing the "Year 2000 issue" as incurred. The Company does not expect that Year 2000 issues from its own information systems will have a material adverse impact on its financial position or results of operations. However, the Company could be adversely impacted by Year 2000 issues faced by major customers and suppliers and other organizations with which the Company interacts. The Company is in the process of determining the impact that third parties who are not Year 2000 compliant may have on the operations of the Company.


EMPLOYEES

As of December 31, 1997, the Company employed a total of 253 people, including 95 in manufacturing operations, 75 in research and development, 54 in sales and marketing and 29 in a general and administrative capacity. The Company also employs a number of temporary employees and consultants on a contract basis. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the communications industry and in the Company's immediate geographic area is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel as the Company grows.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company and their ages as of March 1, 1998:

        NAME                              AGE      POSITION
        ----                              ---      --------
        Anthony J. Ley                    59       Chairman of the Board of Directors,
                                                   President and Chief Executive Officer
        Moshe Nazarathy                   46       Senior Vice President, General Manager of Israel R&D
                                                   Center, and Director
        Robin N. Dickson                  50       Chief Financial Officer
        Michael Yost                      54       Vice President, Operations
        John E. Dahlquist                 51       Vice President, Marketing


Anthony J. Ley has served as the Company's President and Chief Executive Officer since November 1988. Mr. Ley was elected Chairman of the Board of Directors in February 1995. From 1963 to 1987, Mr. Ley was employed at Schlumberger, both in Europe and the United States, holding various senior business management and research and development positions, most recently as Vice President, Research and Engineering at Fairchild Semiconductor/Schlumberger in Palo Alto, California. Mr. Ley holds an M.A. in mechanical sciences from the

University of Cambridge and an S.M.E.E. from the Massachusetts Institute of Technology, is named as an inventor on 29 patents and is a Fellow of the I.E.E. (U.K.) and a senior member of the I.E.E.E.

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


ITEM 2. PROPERTIES

The Company's principal operations are located at its corporate headquarters in Sunnyvale, California. The lease on its headquarters building, of approximately 110,000 square feet, expires in July 2006. The Company has subleased approximately 25,000 square feet of its headquarters through July 1998. The Company also has several sales offices in the United States, a sales and support center in the United Kingdom and two subsidiaries, N.M. New Media Communication Ltd., and a research and development facility in Israel. The Company believes that its existing facilities will be adequate to meet its needs in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information required by this Item is set forth on page 16 of the 1997 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by reference. At December 31, 1997, there were 171 holders of record of the Company's Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the Company for each of the last five fiscal years appears on page 16 of the 1997 Annual Report to Stockholders under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 17 - 22 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 23 - 34 of the 1997 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K. Selected quarterly financial data for the Company appear on page 16 of the 1997 Annual Report to Stockholders under the caption "Selected Financial Data" and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.



                                    PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1998 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers - See the section entitled "Executive Officers" in
         Part I, Item 1 hereof.

     (b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 1998 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

Not applicable.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)   Financial Statements

              The following consolidated financial statements of the Company and subsidiaries and Report of Independent Accountants are included in the 1997 Annual Report to Stockholders filed herewith as Exhibit
              13.1 and are incorporated herein by reference:

                                                                                             1997 Annual
                                                                                             Report Page
                                                                                             -----------

        Consolidated Balance Sheets as at                                                         23
         December 31, 1997, and 1996

        Consolidated Statement of Operations                                                      24
         for the years ended,
         December 31, 1997, 1996 and 1995

        Consolidated Statement of                                                                 25
         Stockholders' Equity (Deficit)
         for the years ended
         December 31, 1997, 1996, and 1995

        Consolidated Statement of Cash Flows                                                      26
         for the years ended
         December 31, 1997, 1996, and 1995

        Notes to Consolidated Financial Statements                                              27 - 34

        Report of Independent Accountants                                                         34


     (a)(2)   Financial Statement Schedules

              Schedules have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

     (a)(3)   Exhibits

              The documents listed on the Exhibit Index appearing at page 18 of this Report are filed herewith. The 1997 Annual Report to Stockholders and 1998 Proxy Statement shall be deemed to have been "filed" with the Securities and Exchange Commission only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

     (b)      Reports on Form 8-K

              A report on Form 8-K was filed on September 16, 1997. As reported in such report, the Registrant, N.M. New Media Communication
              Ltd., a corporation organized under the laws of Israel ("NMC"), and each shareholder of NMC (collectively, the "Sellers"), entered into a Stock Purchase Agreement (the "Purchase Agreement"), whereby, among other things, the Sellers agreed to sell, and the Registrant agreed to purchase, all of the issued outstanding securities of NMC (the "Acquisition") and NMC was to become a wholly-owned subsidiary of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Lightwaves, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on March 27, 1998.

                                  HARMONIC LIGHTWAVES, INC.

                                  By: /s/Anthony J. Ley
                                      -----------------------------------------
                                      Anthony J. Ley, Chairman of the Board,
                                      President and Chief Executive Officer

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

           SIGNATURE                                           TITLE                                            DATE
           ---------                                           -----                                            ----
/s/Anthony J. Ley                                Chairman of the Board, President and                       March 27, 1998
------------------------------------             Chief Executive Officer (Principal
(Anthony J. Ley)                                 Executive Officer)


/s/Robin N. Dickson                              Chief Financial Officer (Principal                         March 27, 1998
------------------------------------             Financial and Accounting Officer)
(Robin N. Dickson)


/s/Barry Lemieux                                 Director                                                   March 27, 1998
------------------------------------
(Barry Lemieux)


/s/E. Floyd Kvamme                               Director                                                   March 27, 1998
------------------------------------
(E. Floyd Kvamme)


/s/David A. Lane                                 Director                                                   March 27, 1998
------------------------------------
(David A. Lane)


/s/Moshe Nazarathy                               Director                                                   March 27, 1998
------------------------------------
(Moshe Nazarathy)


/s/Michel L. Vaillaud                            Director                                                   March 27, 1998
------------------------------------
(Michel L. Vaillaud)

                                  EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with a
(i), (ii), (iii), (iv), (v), (vi), or a (vii) are incorporated herein by reference.

Exhibit
Number         Description
------         -----------
3.1    (i)    Certificate of Incorporation of Registrant
3.2    (i)    Form of Restated Certificate of Incorporation of Registrant
3.3    (i)    Bylaws of Registrant
4.1    (i)    Form of Common Stock Certificate
10.1   (i)+   Form of Indemnification Agreement
10.2   (i)+   1988 Stock Option Plan and form of Stock Option Agreement
10.3   (i)+   1995 Stock Plan and form of Stock Option Agreement
10.4   (i)+   1995 Employee Stock Purchase Plan and form of Subscription
              Agreement
10.5   (i)+   1995 Director Option Plan and form of Director Option Agreement
10.6   (i)    Registration and Participation Rights and Modification Agreement
              dated as of July 22, 1994 among Registrant and certain holders of Registrant's Common Stock
10.7   (i)    Distributor Agreement dated June 15, 1994 by and between
              Registrant and Scientific-Atlanta, Inc.
10.8   (i)    Warrant to purchase Common Stock of Registrant issued to
              Scientific-Atlanta, Inc. on June 15, 1994
10.10  (i)    Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco, Inc. on February 10, 1993
10.14  (ii)   Business Loan Agreement, Commercial Security Agreement and
              Promissory Note dated August 26, 1993, as amended on September
              14, 1995, between Registrant and Silicon Valley Bank
10.15  (ii)   Facility lease dated as of January 12, 1996 by and between
              Eastrich No. 137 Corporation and Company
10.16         Amended and Restated Loan and Security Agreement dated December
              24, 1997 between Registrant and Silicon Valley Bank
10.17  (iii)+ Change of Control Severance Agreement dated March 27, 1997 between Registrant and Anthony J. Ley
10.18  (iii)+ Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant
10.19  (iv)   Stock Purchase Agreement, dated September 16, 1997 among
              Registrant, N.M. New Media Communication Ltd., ("NMC") and
              Sellers of NMC.
10.20  (v)    First Amendment to Stock Purchase Agreement, dated November 25,
              1997 among Registrant, N. M. New Media Communication Ltd.,
              ("NMC") and Sellers of NMC.
10.21  (vi)   Registration Rights Agreement dated as of January 5, 1998 by and among the Registrant and the persons and entities listed in
              Schedule A thereto (the "NMC Shareholders").
10.22  (vii)  1997 Nonstatutory Stock Option Plan.
13.1          1997 Annual Report (to be deemed filed with the Securities and
              Exchange Commission only to the extent required by the
              instruction to exhibits for reports on Form 10-K)
21.1          Subsidiaries of Registrant
23.1          Consent of Independent Accountants
24.1          Power of Attorney
27.17         Financial Data Schedule

(i) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 No. 33-90752.

(ii) Previously filed as an Exhibit to the Company's 10-K for the year ended December 31, 1995.

(iii) Previously filed as an Exhibit to the Company's 10-K for the year ended December 31, 1996.

(iv) Previously filed as an Exhibit to the Company's Current Report on 8-K dated September 29, 1997.

(v) Previously filed as an Exhibit to the Company's Current Report on 8-K dated January 6, 1998.

(vi) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 8, 1998.

(vii) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 dated January 14, 1998.

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit to this report on Form 10-K.