Form 10-Q
period 1998-04-03
HARMONIC LIGHTWAVES INC
filed 1998-05-19
CIK 851310

                                          TOTAL NUMBER OF PAGES           16
                                          INDEX TO EXHIBITS AT PAGE       16

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 3, 1998

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______

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


As of April 3, 1998 there were 11,526,695 shares of the Registrant's Common Stock outstanding.


                            HARMONIC LIGHTWAVES, INC.

                                      Index
PART I - FINANCIAL INFORMATION                                                              Page
                                                                                            ----
Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at April 3, 1998
  and December 31, 1997.......................................................................3

  Condensed Consolidated Statements of Operations for the Three Months
  Ended April 3, 1998 and March 28, 1997......................................................4

  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  April 3, 1998 and March 28, 1997............................................................5

  Notes to Condensed Consolidated Financial Statements........................................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................9


PART  II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................................16


PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HARMONIC LIGHTWAVES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           APRIL 3,       DECEMBER 31,
                                                                             1998             1997
                                                                           --------       -----------
                                                                           (UNAUDITED)
          ASSETS
          Current assets:
            Cash and cash equivalents                                       $ 12,483       $ 13,670
            Accounts receivable, net                                          14,397         16,458
            Inventories                                                       16,269         15,474
            Prepaid expenses and other assets                                  1,885          1,774
                                                                            --------       --------

              Total current assets                                            45,034         47,376

          Note receivable                                                         --          1,300

          Property and equipment, net                                         10,070         10,077

          Intangibles and other assets                                         1,571            134
                                                                            --------       --------
                                                                            $ 56,675       $ 58,887
                                                                            ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
            Accounts payable                                                $  4,981       $  3,708
            Accrued liabilities                                                5,212          4,896
            Borrowings under short-term credit facilities                        615             --
                                                                            --------       --------
              Total current liabilities                                       10,808          8,604
                                                                            --------       --------

          Other liabilities                                                      420            352

          Stockholders' equity (deficit):
            Preferred stock, $.001 par value, 5,000,000 shares
            authorized; no shares issued or outstanding                           --             --

            Common Stock, $.001 par value, 50,000,000 shares authorized;
               11,526,695 and 10,414,297 shares issued and outstanding            12             10

            Capital in excess of par value                                    69,816         55,917

            Accumulated deficit                                              (24,384)        (6,019)

            Currency translation                                                   3             23
                                                                            --------       --------
              Total stockholders' equity                                      45,447         49,931
                                                                            --------       --------
                                                                            $ 56,675       $ 58,887
                                                                            ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        APRIL 3,      MARCH 28,
                                                          1998          1997
                                                       --------       -------
          Net sales                                    $ 16,204       $19,033

          Cost of sales                                  11,114        10,042
                                                       --------       -------

          Gross profit                                    5,090         8,991
                                                       --------       -------

          Operating expenses:
            Research and development                      3,423         2,791
            Sales and marketing                           4,072         2,863
            General and administrative                    2,148         1,110
            Acquired in-process technology charge        14,000            --
                                                       --------       -------

          Total operating expenses                       23,643         6,764
                                                       --------       -------

          Income (loss) from operations                 (18,553)        2,227

          Interest and other income, net                    188           241
                                                       --------       -------

          Income (loss) before income taxes             (18,365)        2,468

          Provision for income taxes                         --           370
                                                       --------       -------

          Net income (loss)                            $(18,365)      $ 2,098
                                                       ========       =======

          Net income (loss) per share
            Basic                                      $  (1.60)      $  0.21
                                                       ========       =======
            Diluted                                    $  (1.60)      $  0.18
                                                       ========       =======

          Weighted average shares
            Basic                                        11,475        10,210
                                                       ========       =======
            Diluted                                      11,475        11,568
                                                       ========       =======



              The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                           -------------------------
                                                                                           APRIL 3,        MARCH 28,
                                                                                             1998            1997
                                                                                           --------        --------
          Cash flows from operating activities:
            Net income (loss)                                                              $(18,365)      $  2,098
            Adjustments to reconcile net income (loss) to
              cash used in operating activities:
              Depreciation and amortization                                                   1,080            763
              Acquired in-process technology charge                                          14,000             --
              Changes in assets and liabilities, net of effects
              of acquisition:
                Accounts receivable                                                           2,209         (1,675)
                Inventories                                                                    (262)        (2,169)
                Prepaid expenses and other assets                                               454            113
                Accounts payable                                                                634            255
                Accrued and other liabilities                                                  (186)          (261)
                                                                                           --------       --------

                  Net cash used in operating activities                                        (436)          (876)

          Cash flows used in investing activities:
            Acquisition of property and equipment                                              (761)        (1,466)
            Acquisition of New Media Communication; net of cash received                       (272)            --
                                                                                           --------       --------

                  Net cash used in investing activities                                      (1,033)        (1,466)
                                                                                           --------       --------

          Cash flows from financing activities:
            Proceeds from issuance of Common Stock, net                                         478            480
            Repayments under short-term credit facilities                                      (185)            --
                                                                                           --------       --------
                  Net cash provided by financing activities                                     293            480

          Effect of exchange rate changes on cash
            and cash equivalents                                                                (11)            --

          Net decrease in cash and cash equivalents                                          (1,187)        (1,862)

          Cash and cash equivalents at beginning of period                                   13,670         16,410
                                                                                           --------       --------

          Cash and cash equivalents at end of period                                       $ 12,483       $ 14,548
                                                                                           ========       ========

          Supplemental schedule of cash flow information:

            Income taxes paid during the period                                            $     68       $    145

            Interest paid during the period                                                $      9       $     --


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HARMONIC LIGHTWAVES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS  OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Lightwaves, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1998. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998, or any other future period.


NOTE 2 - ACQUISITION OF N.M. NEW MEDIA COMMUNICATION LTD.

In January 1998, the Company acquired N.M. New Media Communication Ltd. ("NMC"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 1,037,911 shares of Harmonic common stock and the assumption of all outstanding NMC stock options. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price of $17.6 million was allocated to the acquired assets, in-process technology and goodwill. A one-time charge of $14.0 million was recorded in the first quarter of 1998 for in-process technology acquired. Goodwill of $1.5 million is being amortized over the estimated useful life of five years.

The following table sets forth the pro-forma net sales, net income and net income per share of the Company for the quarter ended March 28, 1997, giving effect to the acquisition of NMC as if it had occurred on January 1, 1997:

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                          MARCH 28,
                                                             1997
--------------------------------------------          ------------------
 IN THOUSANDS, EXCEPT PER SHARE DATA                      (UNAUDITED)
 Net sales                                               $     19,232

 Net income                                              $      1,754

 Net income per share
Basic                                                    $       0.16
Diluted                                                  $       0.14

 Weighted average shares
Basic                                                          11,248
Diluted                                                        12,606

NOTE 3 - INVENTORIES

                                                                       APRIL 3,         DECEMBER 31,
                                                                         1998               1997
------------------------------------------------------------------------------------   ------------
   IN THOUSANDS                                                      (UNAUDITED)        (UNAUDITED)
   Raw materials                                                    $      4,556       $      4,356
   Work-in-process                                                         3,355              3,127
   Finished goods                                                          8,358              7,991
                                                                    ------------       ------------
                                                                    $     16,269       $     15,474
                                                                    ============       ============

NOTE 4 - NET INCOME (LOSS) PER SHARE

During the quarter ended December 31, 1997, the Company adopted and retroactively applied the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") to all periods presented. SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options and warrants. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants rather than the higher of the average or ending price as used in the computation of fully diluted EPS. Net income per share for all prior periods presented has been restated to conform to the provisions of SFAS 128.

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                         THREE MONTHS ENDED
                                                                 ---------------------------------
                                                                     APRIL 3,            MARCH 28,
                                                                       1998                1997
----------------------------------------------------------------------------         -------------
   IN THOUSANDS                                                   (UNAUDITED)         (UNAUDITED)
   Net income (loss) (numerator)                                 $   (18,365)        $      2,098
                                                                 ===========         ============

   Shares calculation (denominator):

   Average shares outstanding - basic                                  11,475              10,210

   Effect of Dilutive Securities:

   Potential Common Stock relating
     to stock options and warrants                                        --                1,358
                                                                 -----------         ------------
   Average shares outstanding - diluted                               11,475               11,568
                                                                 ===========         ============

   Net income (loss) per share - basic                           $     (1.60)        $       0.21
                                                                 ===========         ============

   Net income (loss) per share - diluted                         $     (1.60)        $       0.18
                                                                 ===========         ============

Options and warrants to purchase 980,018 shares of Common Stock at prices ranging from $0.30 to $22.75 per share were outstanding during the quarter ended April 3, 1998, but were not included in the computation of diluted EPS as a result of the loss incurred by the Company for the quarter ended April 3, 1998, since such potential common shares were antidilutive.

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130). SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income was as follows:

                                                                           THREE MONTHS ENDED
                                                                   -------------------------------
                                                                       APRIL 3,          MARCH 28,
                                                                        1998               1997
--------------------------------------------------------------------------------------------------
  IN THOUSANDS                                                       (UNAUDITED)        (UNAUDITED)
 Net income (loss)                                                    $(18,365)          $  2,098
 Other comprehensive loss                                                  (20)                --
                                                                      ----------         --------
      Total comprehensive income (loss)                               $ (18,385)         $  2,098
                                                                      ==========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Harmonic Lightwaves, Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and lightwave based communications systems that deliver video, audio and data over hybrid fiber/coax ("HFC"), satellite and wireless networks. The Company's advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access and video-on-demand. The Company offers a broad range of fiber optic transmission and digital headend products for HFC networks, and through its acquisition of N.M. New Media Communication Ltd. ("NMC") in January 1998, expanded its product offerings to include high-speed data delivery software and hardware.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenues, gross margins, and expense levels, future capital expenditures and future cash flows. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Net Sales

The Company's net sales decreased 15% from $19.0 million in the first quarter of 1997 to $16.2 million in the first quarter of 1998. This decrease in net sales was attributable to lower shipments to international cable customers caused primarily by severe weather conditions in Canada and the uncertain financial situation in Asia. International sales were down 47% compared to the first quarter of 1997 and represented 43% of net sales in the first quarter of 1998 compared to 70% of net sales in the first quarter of 1997. The lower international sales were partially offset by higher domestic sales, which increased by 58% over the level achieved in the first quarter of 1997, and a modest revenue contribution by NMC.

Gross Profit

Gross profit decreased from $9.0 million (47% of net sales) in the first quarter of 1997 to $5.1 million (31% of net sales) in the first quarter of 1998. The decrease in gross profit was due to lower sales volume and corresponding lower factory absorption of fixed costs, less favorable geographic and product mix, and pricing pressure for certain products. In addition, in the first quarter of 1998, the Company increased its inventory reserves for certain existing products following the introduction of several new products. The Company expects gross margins for 1998 to be lower than 1997 gross margins due to new product introductions, continuing softness in certain international markets and pricing pressures in some markets.

Research and Development

Research and development expenses increased from $2.8 million (15% of net sales) in the first quarter of 1997 to $3.4 million (21% of net sales) in the first quarter of 1998. The increase in spending was principally attributable to increased headcount, particularly at the Company's subsidiary in Caesarea, Israel which is developing Harmonic's TRANsend digital headend products, and to higher prototype expenses in connection with the PWRBlazer Scaleable Node, PWRLink II transmitter and TRANsend development programs. In addition, the inclusion of NMC's research and development expenses in the first quarter of 1998 contributed to the increase. The increase in research and development expenses as a percentage of net sales was also due to the lower sales level in the first quarter of 1998 compared to the first quarter of 1997. The Company anticipates that research and development expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $2.9 million (15% of net sales) in the first quarter of 1997 to $4.1 million (25% of net sales) in the first quarter of 1998. The increase in expenses was primarily due to higher headcount and costs associated with expansion of the direct sales force, technical support and marketing organizations, as well as higher promotional expenses. In addition, the inclusion of NMC's sales and marketing expenses in the first quarter of 1998 contributed to the increase. The increase in sales and marketing expenses as a percentage of net sales was also due to the lower sales level in the first quarter of 1998 compared to the first quarter of 1997. The Company anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $1.1 million (6% of net sales) in the first quarter of 1997 to $2.1 million (13% of net sales) in the first quarter of 1998. The increase in expenses was principally attributable to adjustments to accounts receivable reserve levels as a result of the financial situation in Asia, which has impacted certain of the Company's distributors, and the inclusion of NMC's expenses in the first quarter of 1998. The increase in general and administrative expenses as a percentage of net sales was also due to the lower sales level in the first quarter of 1998 compared to the first quarter of 1997. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Interest and Other Income

Interest and other income, consisting principally of interest income, was $0.2 million in both the first quarter of 1997 and the first quarter of 1998.

Income Taxes

No provision for income, taxes was recorded for the first quarter of 1998 due to the net loss for the quarter. A provision of $370K was recorded for the first quarter of 1997 based on an estimated effective annual tax rate of 15%.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was approximately $0.9 million and $0.4 million for the first quarters of 1997 and 1998, respectively. The decrease in cash used in operations was primarily due to improved customer collections and lower inventory levels partially offset by a net loss in the first quarter of 1998 compared to net income in the comparable period of 1997.

Additions to property, plant and equipment were approximately $1.5 million and $0.6 million in the first quarters of 1997 and 1998, respectively. The decrease in 1998 compared to 1997 was due principally to higher expenditures incurred in the first quarter of 1997 for leasehold improvements and furniture and fixtures for the Company's research and development facility in Caesarea, Israel. The Company expects to spend approximately $5.0 million on capital expenditures in 1998, primarily for manufacturing and test equipment.

As of April 3, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $12.5 million and a bank line of credit which provides for up to $12.0 million in borrowings and expires in December 1998. The line of credit bears interest at the bank's prime rate or LIBOR plus 2.0%.The Company has guaranteed certain borrowing facilities of its subsidiaries totaling $1.4 million via letters of credit issued under this credit facility. The Company also has a $3.0 million term loan facility to be used for the purchase of capital equipment. This loan facility expires in December 1998 and bears interest at the bank's prime rate plus 0.5%. Outstanding borrowings under credit facilities were $615,000 as of April 3, 1998. The Company expects that it will be able to renew or replace the line of credit and equipement term loan upon their expiration on terms acceptable to the Company.

The Company believes that its existing liquidity sources and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry both in the U.S. and foreign markets, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. In addition, in each quarter of 1997 and the first quarter of 1998, the Company recognized a substantial portion of its revenues in the last month of the quarter. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation of telecommunications and television broadcasting, overall demand for cable television services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather. The Company's net sales in the second half of 1997 and the first quarter of 1998 were adversely affected by a slow-down in spending by cable television operators in the U.S. and in foreign markets. The factors contributing to this slow capital spending include consolidation and system exchanges by domestic cable customers, which generally has had the effect of delaying certain system upgrades, uncertainty related to development of industry standards for digital transmission, evaluation by many cable customers of alternative advanced services and system architectures and emphasis on marketing and customer service strategies by certain international customers rather than continued construction of networks. The Company is unable to predict when cable television industry capital spending will increase.

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1996, 1997 and the first quarter of 1998 accounted for approximately 72%, 56% and 65%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and, as a result, domestic OEM and distributor revenues were a smaller percentage of net sales in 1997 and the first quarter of 1998 than they were in prior periods. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

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

Risks Associated with the Acquisition of NMC

The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's limited personnel, management and other resources. Through its acquisition of NMC in January 1998, the Company increased the scope of its product line to include broadband, high-speed data delivery software and hardware and increased the scope of its international operations in Israel. The acquisition of NMC involves numerous risks and challenges, including: difficulties in the assimilation of operations, research and development efforts, products, personnel and cultures of Harmonic Lightwaves and NMC; the potential adverse effects of the acquisition on relationships with customers, distributors, suppliers and other business partners of the two companies; the dependence on the evolution and growth of the market for wireless and satellite broadband services; regulatory developments; rapid technological change; the highly competitive nature of the telecommunications industry; the Company's ability to successfully develop, manufacture and gain market acceptance of the products of NMC; the ability to manage geographically remote units; the integration of NMC's management information systems with those of the Company; potential adverse short-term effects on the Company's operating results; the amortization of acquired intangible assets; the risk of entering emerging markets in which the Company has limited or no direct experience; and the potential loss of key employees of NMC. The Company's future operating results will be significantly affected by its ability to successfully integrate NMC, to implement operating, manufacturing and financial procedures and controls, to improve coordination among different operating functions, to strengthen management information and telecommunications systems and to continue to attract, train and motivate additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a materially adverse effect upon the Company's operating results. The acquisition of NMC has resulted in significant additional working capital requirements. While the Company believes that it currently has sufficient funds to finance its operations for at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities, including any potential acquisitions, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.

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

Risks of International Operations

Sales to customers outside of the United States in 1996, 1997 and the first quarter of 1998 represented 57%, 59% and 43% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems. In recent months, certain Asian currencies have devalued significantly in relation to the U.S. dollar. The Company believes that recent financial developments in Asia were a major factor contributing to the Company's lower net sales in Asia in the first quarter of 1998 than in the first quarter of 1997. In addition, the uncertain financial situation in Asia has put financial pressure on some of the Company's distributors. In response, the Company increased its accounts receivable reserves in the first quarter of 1998. The Company is continuing to evaluate the effect of recent financial developments in Asia, including efforts to stabilize economic conditions, on the Company's business. There can be no assurance that the Company's sales and payment cycles in Asia will not continue to be materially adversely affected by the uncertain financial climate.

Risks of Information Systems

The Company has commenced, for all its information systems, a Year 2000 date conversion project to address all necessary changes to be Year 2000 compliant. The Company is expensing the costs of addressing the "Year 2000 issue" as incurred. The Company does not expect that Year 2000 issues from its own information systems will have a material adverse impact on its financial position or results of operations. However, the Company could be adversely affected by Year 2000 issues faced by major customers and suppliers and other organizations with which the Company interacts. The Company is in the process of determining the impact that third parties who are not Year 2000 compliant may have on the operations of the Company.

PART  II

ITEM 2.  CHANGES IN SECURITIES

      In January 1998, the Company acquired N.M. New Media Communication Ltd. ("NMC") in exchange for the issuance of 1,037,911 shares of Common Stock of the Company, payment of $1,000 in cash and the assumption of all outstanding NMC stock options. The issuances of securities of the Company were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Act as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information regarding the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit #     Description of Document

      27.1        Financial Data Schedule

B.  Reports on Form 8-K

      In a Report dated January 6, 1998, the Company reported the closing and the principal terms of the acquisition of N.M. New Media Communication Ltd.
(NMC) which was consummated on January 5, 1998. The Company filed an amended Report dated March 23, 1998, which included financial statements, pro-forma financial information and certain exhibits in connection with the acquisition of NMC.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 18, 1998

                          HARMONIC LIGHTWAVES, INC.
                          (Registrant)


                          By:  /s/ Robin N. Dickson
                               ------------------------------------------------
                                Robin N. Dickson
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits

EXHIBIT NO.          DESCRIPTION OF DOCUMENT
----------           -----------------------
   27.1              Financial Data Schedule