Form 10-Q
period 1998-07-03
HARMONIC LIGHTWAVES INC
filed 1998-08-14
CIK 851310

                                                        TOTAL NUMBER OF PAGES 17
                                                    INDEX TO EXHIBITS AT PAGE 17


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 3, 1998

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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


As of July 3, 1998 there were 11,665,508 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index

                                                                                             Page
                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets at July 3, 1998
   and December 31, 1997........................................................................3

   Condensed Consolidated Statements of Operations for the Three Months and Six Months
   Ended July 3, 1998 and June 27, 1997.........................................................4

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   July 3, 1998 and June 27, 1997...............................................................5

   Notes to Condensed Consolidated Financial Statements.........................................6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................9


PART  II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..................................14

Item 6.   Exhibits and Reports on Form 8-K.....................................................15

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HARMONIC LIGHTWAVES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JULY 3,     DECEMBER 31,
                                                                         1998           1997
                                                                       --------       --------
                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 13,237       $ 13,670
   Accounts receivable, net                                              13,425         16,458
   Inventories                                                           18,700         15,474
   Prepaid expenses and other assets                                      1,367          1,774
                                                                       --------       --------
     Total current assets                                                46,729         47,376

Note receivable                                                              --          1,300

Property and equipment, net                                              10,653         10,077

Intangibles and other assets                                              1,502            134
                                                                       --------       --------
                                                                       $ 58,884       $ 58,887
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                    $  6,941       $  3,708
   Accrued liabilities                                                    8,270          4,896
   Borrowings under short term credit facilities                            152           --
                                                                       --------       --------
     Total current liabilities                                           15,363          8,604
                                                                       --------       --------
Other liabilities                                                           442            352

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
   no shares issued or outstanding                                           --             --

   Common Stock, $.001 par value, 50,000,000 shares authorized;
   11,665,508 and 10,414,297 shares issued and outstanding                   12             10

   Capital in excess of par value                                        70,311         55,917

   Accumulated deficit                                                  (27,269)        (6,019)

   Currency translation                                                      25             23
                                                                       --------       --------
     Total stockholders' equity                                          43,079         49,931
                                                                       --------       --------
                                                                       $ 58,884       $ 58,887
                                                                       ========       ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HARMONIC LIGHTWAVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------        ----------------------
                                                  JULY 3,      JUNE 27,         JULY 3,      JUNE 27,
                                                   1998          1997            1998          1997
                                                 --------      --------        --------      --------
Net sales                                        $ 18,174      $ 20,514        $ 34,378      $ 39,547
Cost of sales                                      11,512        10,778          22,626        20,820
                                                 --------      --------        --------      --------
Gross profit                                        6,662         9,736          11,752        18,727
                                                 --------      --------        --------      --------

Operating expenses:
   Research and development                         3,243         2,876           6,666         5,667
   Sales and marketing                              4,797         3,712           8,869         6,575
   General and administrative                       1,551         1,132           3,699         2,242
   Acquired in-process technology charge               --           --           14,000            --
                                                 --------      --------        --------      --------

Total operating expenses                            9,591         7,720          33,234        14,484
                                                 --------      --------        --------      --------

Income (loss) from operations                      (2,929)        2,016         (21,482)        4,243

Interest and other income, net                         44           147             232           388
                                                 --------      --------        --------      --------

Income (loss) before income taxes                  (2,885)        2,163         (21,250)        4,631

Provision for income taxes                             --           325              --           695
                                                 --------      --------        --------      --------

Net income (loss)                                $ (2,885)     $  1,838        $(21,250)      $ 3,936
                                                 ========      ========        ========      ========

Net income (loss) per share
   Basic                                         $  (0.25)     $   0.18        $  (1.85)      $  0.38
                                                 ========      ========        ========      ========
   Diluted                                       $  (0.25)     $   0.16        $  (1.85)      $  0.34
                                                 ========      ========        ========      ========

Weighted average shares
   Basic                                           11,591        10,295          11,481        10,252
                                                 ========      ========        ========      ========
   Diluted                                         11,591        11,497          11,481        11,530
                                                 ========      ========        ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                           ------------------------
                                                                            JULY 3,        JUNE 27,
                                                                             1998            1997
                                                                           ---------       --------
Cash flows from operating activities:
   Net income (loss)                                                       $ (21,250)      $  3,936
   Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
     Depreciation and amortization                                             2,199          1,601
     In-process technology charge                                             14,000             --
     Changes in assets and liabilities, net of effect of acquisition:
       Accounts receivable                                                     3,181         (8,838)
       Inventories                                                            (2,685)           911
       Prepaid expenses and other assets                                         973             65
       Accounts payable                                                        2,594         (1,358)
       Accrued and other liabilities                                           2,894            180
                                                                           ---------       --------
         Net cash provided by (used in) operating activities                   1,906         (3,503)

Cash flows used in investing activities:
   Acquisition of property and equipment                                      (2,410)        (2,685)
   Acquisition of New Media Communication; net of cash
   received                                                                     (272)            --
                                                                           ---------       --------
         Net cash used in investing activities                                (2,682)        (2,685)
                                                                           ---------       --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net                                   973            762
   Repayments under bank line and term loan                                     (648)            --
                                                                           ---------       --------
         Net cash provided by financing activities                               325            762

Effect of exchange rate changes on cash
and cash equivalents                                                              18            (20)
                                                                           ---------       --------

Net decrease in cash and cash equivalents                                       (433)        (5,446)

Cash and cash equivalents at beginning of period                              13,670         16,410
                                                                           ---------       --------
Cash and cash equivalents at end of period                                 $  13,237       $ 10,964
                                                                           =========       ========

Supplemental schedule of cash flow information:
   Income taxes paid during the period                                     $     80       $    217

   Interest paid during the period                                         $     35       $     --

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


NOTE 2 - ACQUISITION OF N.M. NEW MEDIA COMMUNICATION LTD.

In January 1998, the Company acquired N.M. New Media Communication Ltd. ("NMC"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 1,037,911 shares of Harmonic common stock and the assumption of all outstanding NMC stock options. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price of $17.6 million was allocated to the acquired assets, in-process technology and goodwill. A one-time charge of $14.0 million was recorded in the first quarter of 1998 for in-process technology acquired. Goodwill of $1.5 million is being amortized over the estimated useful life of five years. NMC has been a development stage company since its founding in 1996 and its revenues through July 3, 1998 were not material in relation to those of the Company.

The following table sets forth the actual and pro forma net sales, net income and net income per share of the Company for the six month periods ended July 3, 1998 and June 27, 1997, respectively. The pro forma information gives effect to the acquisition of NMC as if it had occurred on January 1, 1997:

                                                                PRO FORMA
                                          SIX MONTHS ENDED   SIX MONTHS ENDED
                                          ----------------   ----------------
                                               JULY 3,           JUNE 27,
                                                1998               1997
----------------------------------------------------------   ----------------
IN THOUSANDS, EXCEPT PER SHARE DATA (UNAUDITED)
Net sales                                    $  34,378           $ 40,131

Net income                                   $ (21,250)          $  3,175

Net income  per share
   Basic                                     $   (1.85)          $   0.28
   Diluted                                   $   (1.85)          $   0.25

Weighted average shares
   Basic                                        11,481             11,290
   Diluted                                      11,481             12,568

NOTE 3 - INVENTORIES

                                               JULY 3,          DECEMBER 31,
                                                1998               1997
----------------------------------------------------------   ----------------
IN THOUSANDS                                (UNAUDITED)
    Raw materials                            $   4,939           $   4,356
    Work-in-process                              3,158               3,127
    Finished goods                              10,603               7,991
                                             =========           =========
                                             $  18,700           $  15,474
                                             =========           =========


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

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------        ----------------------
                                                  JULY 3,      JUNE 27,         JULY 3,      JUNE 27,
                                                   1998          1997            1998          1997
-----------------------------------------------  --------      --------        --------      --------
IN THOUSANDS, EXCEPT PER SHARE DATA (UNAUDITED)
Net income (loss) (numerator)                    $ (2,885)     $  1,838        $(21,250)     $  3,936
                                                 =========     ========        ========      ========

Shares calculation (denominator):
Average shares outstanding - basic                 11,591        10,295          11,481        10,252

Effect of Dilutive Securities:
Potential Common Stock relating
  to stock options and warrants                        --         1,202              --         1,278
                                                 ---------     --------        --------      --------

Average shares outstanding - diluted               11,591        11,497          11,481        11,530
                                                 =========     ========        ========      ========

Net income (loss) per share - basic              $  (0.25)     $   0.18        $  (1.85)     $   0.38
                                                 =========     ========        ========      ========

Net income (loss) per share - diluted            $  (0.25)     $   0.16        $  (1.85)     $   0.34
                                                 =========     ========        ========      ========

Options and warrants to purchase approximately 3.0 million shares of Common Stock at prices ranging from $0.30 to $22.75 per share were outstanding during the three and six month periods ended July 3, 1998, but were not included in the computation of diluted EPS as a result of the losses incurred by the Company or because the option's exercise price was greater than the average market price of the Common Shares.

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income was as follows:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------        ----------------------
                                                  JULY 3,      JUNE 27,         JULY 3,      JUNE 27,
                                                   1998          1997            1998          1997
------------------------                         --------      --------        --------      --------
IN THOUSANDS (UNAUDITED)
Net income (loss)                                $ (2,885)     $  1,838        $(21,250)     $  3,936
Other comprehensive income (loss)                      22           (20)              2           (20)
                                                 --------      --------        --------      --------
    Total comprehensive income (loss)            $ (2,863)    $  1,818        $(21,248)     $  3,916
                                                 =========     ========        ========      ========

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenue, expense and margin levels, future capital expenditures, future cash flows, and future borrowing capability. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Net Sales

The Company's net sales decreased 11% from $20.5 million in the second quarter of 1997 to $18.2 million in the second quarter of 1998. For the six month periods, net sales decreased 13% from $39.5 million in the first six months of 1997 to $34.4 million in the first six months of 1998. This decrease in net sales was attributable to lower shipments to international cable customers, particularly in Canada, Latin America and Asia. International sales were down 37% in the second quarter of 1998, compared to the second quarter of 1997 and represented 42% of net sales in the second quarter of 1998 compared to 59% of net sales in the second quarter of 1997. The lower international sales were partially offset by higher domestic sales, which increased by 25% over the level achieved in the second quarter of 1997, the first volume shipments during the second quarter of 1998 of the Company's digital headend products, and a modest revenue contribution by NMC.

Gross Profit

Gross profit decreased from $9.7 million (47% of net sales) in the second quarter of 1997 to $6.7 million (37% of net sales) in the second quarter of 1998 and from $18.7 million (47% of net sales) in the first six months of 1997 to $11.8 million (34% of net sales) in the first six months of 1998. The decreases in gross profit, as a percentage of net sales, were principally due to lower unit sales volume and corresponding lower factory absorption of fixed costs, less favorable geographic and product mix, and pricing pressure for certain products. In addition, in both the three and six month periods of 1998, the Company increased its inventory reserves for existing products following the introduction of several new products. The Company expects gross margins to continue to be below 1997 levels in the next several quarters due to new product introductions, continuing softness in certain international markets and pricing pressures in some markets.

Research and Development

Research and development expenses increased from $2.9 million (14% of net sales) in the second quarter of 1997 to $3.2 million (18% of net sales) in the second quarter of 1998. For the six month periods, research and development expenses increased from $5.7 million in 1997 (14% of net sales) to $6.7 million in 1998 (19% of net sales). The increases in spending in both periods were principally attributable to increased headcount, particularly at the Company's subsidiary in Caesarea, Israel which is developing Harmonic's TRANsend digital headend products, and to the inclusion of NMC's research and development expenses starting in January 1998. The increases in research and development expenses as a percentage of net sales in both periods were also due to the lower sales level in 1998 compared to 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $3.7 million (18% of net sales) in the second quarter of 1997 to $4.8 million (26% of net sales) in the second quarter of 1998. For the six month periods, sales and marketing expenses increased from $6.6 million in 1997 (17% of net sales) to $8.9 million in 1998 (26% of net sales). The increases in expenses were primarily due to higher headcount and costs associated with expansion of the direct sales force, sales support and marketing organizations, as well as higher promotional expenses. The inclusion of NMC's sales and marketing expenses starting in January 1998 also contributed to the increases. The increases in sales and marketing expenses as a percentage of net sales in both periods were also due to the lower sales level in 1998 compared to 1997. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $1.1 million (6% of net sales) in the second quarter of 1997 to $1.5 million (9% of net sales) in the second quarter of 1998. For the six month periods, general and administrative expenses increased from $2.2 million in 1997 (6% of net sales) to $3.7 million in 1998 (11% of net sales). The increases in expenses in both periods were attributable to costs of supporting the Company's growth in headcount, costs of establishing international sales and support offices, and the inclusion of NMC's expenses starting in January 1998. In addition, for the six month period, the increase was partially attributable to adjustments to accounts receivable reserve levels as a result of the financial situation in Asia, which has impacted certain of the Company's distributors. The increases in general and administrative expenses as a percentage of net sales in both periods were also due to the lower sales level in 1998 compared to 1997. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Interest and Other Income

Interest and other income, consisting principally of interest income, decreased from $0.1 million in the second quarter of 1997 to a nominal amount in the second quarter of 1998 and from $0.4 million for the six month period of 1997 to $0.2 million for the six month period of 1998. The decrease was due primarily to lower other income in both periods of 1998.

Income Taxes

No provision for income taxes was recorded for either period of 1998 due to the net losses incurred. The provisions for income taxes for both periods of 1997 were based on an effective annual tax rate of 15%.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was approximately $1.9 million for the six months ended July 3, 1998 compared to cash used in operations of $3.5 million for the six months ended June 27, 1997. The improved cash flow was primarily due to improved customer collections and higher accounts payable and accrued liabilities, partially offset by higher inventory levels and a net loss in the first six months of 1998 compared to net income in the comparable period of 1997.

Additions to property, plant and equipment were approximately $2.7 million and $2.4 million in the first six months of 1997 and 1998, respectively. The decrease in 1998 compared to 1997 was due principally to higher expenditures incurred in the first quarter of 1997 for leasehold improvements and furniture and fixtures for the

Company's research and development facility in Caesarea, Israel. The Company expects to spend approximately $5.0 million on capital expenditures in 1998, primarily for manufacturing and test equipment.

As of July 3, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $13.2 million and a bank line of credit which provides for up to $12.0 million in borrowings and expires in December 1998. The line of credit bears interest at the bank's prime rate or LIBOR plus 2.0%.The Company has guaranteed certain borrowings and other obligations of its subsidiaries totaling $2.1 million via letters of credit issued under this credit facility. The Company also has a $3.0 million term loan facility to be used for the purchase of capital equipment. This loan facility expires in December 1998 and bears interest at the bank's prime rate plus 0.5%. Outstanding borrowings under credit facilities were $152,000 as of July 3, 1998. The Company expects that it will be able to renew or replace the line of credit upon its expiration on terms acceptable to the Company.

The Company believes that its existing liquidity sources and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry, both in the U.S. and in foreign markets, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. In addition, in each quarter of 1997 and the first two quarters of 1998, the Company recognized a substantial portion of its revenues in the last month of the quarter. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation of telecommunications and television broadcasting, overall demand for cable television and advanced broadband services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. The Company's net sales in the second half of 1997 and the first quarter of 1998 were adversely affected by a slow-down in spending by cable television operators in the U.S. and in foreign markets. The factors contributing to this slow capital spending include consolidation and system exchanges by domestic cable customers, which generally has had the effect of delaying certain system upgrades, uncertainty related to development of industry standards for digital transmission, evaluation by many cable customers of which advanced services and system architectures to provide and use, and emphasis on marketing and customer service strategies by certain international customers rather than continued construction of networks. While the Company's net sales increased in the second quarter of 1998 from the levels achieved in the first quarter of 1998 due to improved U.S. cable spending, spending by international cable television operators remainded weak. The
Company is unable to predict when international cable television spending will increase and whether U.S. cable television spending will continue to grow. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1996, 1997 and the first six months of 1998 accounted for approximately 72%, 56% and 60%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. Harmonic has adopted a strategy to sell to major domestic customers through its own direct sales force and, as a result, domestic OEM and distributor revenues were a smaller percentage of net sales in 1997 and the first half of 1998 than they were in prior periods. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

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

The broadband communications markets are characterized by continuing technological advancement. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets for broadband communications equipment continue to develop, the Company must successfully develop new products for these markets in order to remain competitive. For example, to compete successfully in the future, the Company believes that it must successfully develop and introduce products that will facilitate the processing and transmission of digital signals over optical networks. While the Company shipped its first significant volumes of its digital headend products during the second quarter of 1998, there can be no assurance that these products will achieve commercial acceptance or that the Company will successfully complete development of, or successfully introduce other products for digital headend applications, or that such products will achieve commercial acceptance. In addition, in order to successfully develop and market its planned products for digital applications, the Company may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, there can be no assurance that such agreements will be negotiated on terms acceptable to the Company, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit the Company's ability to develop and market new products and could have a material adverse effect on the Company's business and operating results.

The failure of the Company to successfully develop and introduce new products that address the changing needs of the broadband communications market could have a material adverse effect on the Company's business and operating results. There can be no assurance that the successful introduction by the Company of new products will not have an adverse effect on the sales of the Company's existing products. Further, newly introduced products may have lower gross margins than the Company's other products, which would have an adverse effect on the Company's margin levels.

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

Sole or Limited Sources of Supply

Certain components and subassemblies necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers, particularly foreign suppliers, and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components or subassemblies. Certain key elements of the Company's digital headend products and NMC's products are provided by sole source suppliers. The Company does not maintain long-term agreements with any of its suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply could affect the Company's ability to ship its products on a timely basis, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business and operating results. The Company believes that investment in inventories will constitute a significant portion of its working capital in the future. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence in the future, which would materially and adversely affect its business and operating results.

Risks of International Operations

Sales to customers outside of the United States in 1996, 1997 and the first six months of 1998 represented 57%, 59% and 43% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems. In recent months, certain Asian currencies have devalued significantly in relation to the U.S. dollar. The Company believes that recent financial developments in Asia were a major factor contributing to the Company's lower net sales in Asia in the first half of 1998. In addition, the uncertain financial situation in Asia has put financial pressure on some of the Company's distributors. In response, the Company increased its accounts receivable reserves in the first quarter of 1998. The Company is continuing to evaluate the effect of recent financial developments in Asia, including efforts to stabilize economic conditions, on the Company's business. There can be no assurance that the Company's sales and payment cycles in Asia will not continue to be materially adversely affected by the uncertain financial climate.

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



PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held initially on April 29, 1998 and reconvened and completed on May 1, 1998, the following matters were acted upon by the stockholders of the Company:

1. The election of Anthony J. Ley, Moshe Nazarathy, E. Floyd Kvamme, David A. Lane, Barry D. Lemieux and Michel L. Vaillaud as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2. The approval of an amendment to the Company's 1995 Stock Plan, to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 575,000 shares;

3. The approval of an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 200,000 shares; and

4. The ratification of the appointment of Price Waterhouse, LLP as the independent accountants of the Company for the fiscal year ending December 31, 1998.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 11,503,212 and 10,792,559 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                      VOTES FOR       VOTES AGAINST     ABSTENTIONS    BROKER NON-VOTE
                                                   ----------------  ---------------- ---------------- ----------------
1.  Election of Directors
    a.  Anthony J. Ley                                10,523,947          268,612
    b.  Moshe Nazarathy                               10,709,909           82,650
    c.  E. Floyd Kvamme                               10,524,083          268,476
    d.  Barry D. Lemieux                              10,710,709           81,850
    e.  David A. Lane                                 10,524,283          268,276
    f.  Michel L. Vaillaud                            10,441,183          351,376

2.  Amendment to Company's 1995 Stock Plan             4,524,010        3,246,961          23,825          2,997,763

3.  Amendment to Company's 1995 Employee
    Stock Purchase Plan                                7,478,684          295,687          20,425          2,997,763

4.  Ratification of Independent Accountants           10,763,479           14,664          14,416


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit #       Description of Document
     ---------       -----------------------
       27.1          Financial Data Schedule

B.   Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended July 3, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 14, 1998                   HARMONIC LIGHTWAVES, INC.
                                          (Registrant)


                                          By: /s/ Robin N. Dickson
                                             -----------------------------------
                                             Robin N. Dickson
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits


EXHIBIT NO.             DESCRIPTION OF DOCUMENT
   27.1                 Financial Data Schedule