Form 10-Q
period 1998-10-02
HARMONIC LIGHTWAVES INC
filed 1998-11-16
CIK 851310

                                                    TOTAL NUMBER OF PAGES     18
                                                    INDEX TO EXHIBITS AT PAGE 18

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 2, 1998 OR

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


As of October 2, 1998 there were 11,694,197 shares of the Registrant's Common Stock outstanding.

                            HARMONIC LIGHTWAVES, INC.

                                      Index

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets at October 2, 1998
   and December 31, 1997........................................................................  3

   Condensed Consolidated Statements of Operations for the Three Months and Nine Months
   Ended October 2, 1998 and September 26, 1997.................................................  4

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   October 2, 1998 and September 26, 1997.......................................................  5

   Notes to Condensed Consolidated Financial Statements.........................................  6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................  9


PART  II - OTHER INFORMATION

Item 5.   Other Items........................................................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................................................... 16

PART I - FINANCIAL  INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            HARMONIC LIGHTWAVES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           OCTOBER 2,        DECEMBER 31,
                                                                             1998               1997
                                                                           --------           --------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                               $  8,215           $ 13,670
   Accounts receivable, net                                                  17,343             16,458
   Inventories                                                               20,658             15,474
   Prepaid expenses and other assets                                          1,557              1,774
                                                                           --------           --------

     Total current assets                                                    47,773             47,376

Note receivable                                                                  --              1,300

Property and equipment, net                                                  10,400             10,077

Intangibles and other assets                                                  1,390                134
                                                                           --------           --------

                                                                           $ 59,563           $ 58,887
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  6,392           $  3,708
   Accrued liabilities                                                        9,594              4,896
   Borrowings under short term credit facilities                                382                 --
                                                                           --------           --------

     Total current liabilities                                               16,368              8,604
                                                                           --------           --------

Other liabilities                                                               462                352

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      no shares issued or outstanding                                            --                 --

   Common Stock, $.001 par value, 50,000,000 shares authorized;
      11,694,197 and 10,414,297 shares issued and outstanding                    12                 10

   Capital in excess of par value                                            70,825             55,917

   Accumulated deficit                                                      (28,100)            (6,019)

   Currency translation                                                          (4)                23
                                                                           --------           --------

     Total stockholders' equity                                              42,733             49,931
                                                                           --------           --------

                                                                           $ 59,563           $ 58,887
                                                                           ========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HARMONIC LIGHTWAVES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                               ------------------------       ------------------------
                                               OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                                 1998            1997           1998            1997
                                               --------        --------       --------        --------
Net sales                                      $ 22,382        $ 17,545       $ 56,760        $ 57,092

Cost of sales                                    13,948           9,646         36,574          30,466
                                               --------        --------       --------        --------

Gross profit                                      8,434           7,899         20,186          26,626
                                               --------        --------       --------        --------

Operating expenses:
   Research and development                       3,507           2,852         10,173           8,519
   Sales and marketing                            4,436           3,332         13,305           9,907
   General and administrative                     1,535           1,355          5,234           3,597
   Acquired in-process technology charge             --              --         14,000              --
                                               --------        --------       --------        --------

Total operating expenses                          9,478           7,539         42,712          22,023
                                               --------        --------       --------        --------

Income (loss) from operations                    (1,044)            360        (22,526)          4,603

Interest and other income, net                      213             126            445             514
                                               --------        --------       --------        --------

Income (loss) before income taxes                  (831)            486        (22,081)          5,117

Provision for income taxes                           --              73             --             768
                                               --------        --------       --------        --------

Net income (loss)                              $   (831)       $    413       $(22,081)       $  4,349
                                               ========        ========       ========        ========


Net income (loss) per share
   Basic                                       $  (0.07)       $   0.04       $  (1.91)       $   0.42
                                               ========        ========       ========        ========
   Diluted                                     $  (0.07)       $   0.04       $  (1.91)       $   0.38
                                               ========        ========       ========        ========

Weighted average shares
   Basic                                         11,674          10,384         11,573          10,321
                                               ========        ========       ========        ========
   Diluted                                       11,674          11,588         11,573          11,573
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

                            HARMONIC LIGHTWAVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                               ---------------------------
                                                                              OCTOBER 2,       SEPTEMBER 26,
                                                                                1998               1997
                                                                               --------           --------
Cash flows from operating activities:
   Net income (loss)                                                           $(22,081)          $  4,349
   Adjustments to reconcile net income (loss) to
     cash used in operating activities:
     Depreciation and amortization                                                3,290              2,496
     In-process technology charge                                                14,000                 --
     Changes in assets and liabilities, net of effect of acquisition:
       Accounts receivable                                                         (737)            (9,352)
       Inventories                                                               (4,660)               422
       Prepaid expenses and other assets                                            895               (494)
       Accounts payable                                                           2,045               (879)
       Accrued and other liabilities                                              4,238               (152)
                                                                               --------           --------

         Net cash used in operating activities                                   (3,010)            (3,610)

Cash flows used in investing activities:
   Acquisition of property and equipment                                         (3,251)            (4,161)
   Acquisition of New Media Communication; net of
   cash received                                                                   (272)                --
                                                                               --------           --------

         Net cash used in investing activities                                   (3,523)            (4,161)
                                                                               --------           --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net                                    1,487              1,290
   Repayments under bank line and term loan, net of borrowings                     (418)                --
                                                                               --------           --------

         Net cash provided by financing activities                                1,069              1,290

Effect of exchange rate changes on cash
   and cash equivalents                                                               9                  9
                                                                               --------           --------

Net decrease in cash and cash equivalents                                        (5,455)            (6,472)

Cash and cash equivalents at beginning of period                                 13,670             16,410
                                                                               --------           --------

Cash and cash equivalents at end of period                                     $  8,215           $  9,938
                                                                               ========           ========

Supplemental schedule of cash flow information:

   Income taxes paid during the period                                         $     99           $    288

   Interest paid during the period                                             $     48           $     --



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


NOTE 2 - ACQUISITION OF NEW MEDIA COMMUNICATION LTD.

In January 1998, the Company acquired New Media Communication Ltd. ("NMC"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 1,037,911 shares of Harmonic common stock and the assumption of all outstanding NMC stock options. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price of $17.6 million was allocated to the acquired assets, in-process technology and goodwill. A one-time charge of $14.0 million was recorded in the first quarter of 1998 for in-process technology acquired. Goodwill of $1.5 million is being amortized over the estimated useful life of five years. NMC has been a development stage company since its founding in 1996 and its revenues through October 2, 1998 were not material in relation to those of the Company.

The following table sets forth the pro-forma net sales, net income and net income per share of the Company for the nine month periods ended October 2, 1998 and September 26, 1997, giving effect to the acquisition of NMC as if it had occurred on January 1, 1997:

                                                                        PRO FORMA
                                                 NINE MONTHS ENDED   NINE MONTHS ENDED
                                                 -----------------   -----------------
                                                      OCTOBER 2,       SEPTEMBER 26,
                                                        1998               1997
                                                      --------           --------
IN THOUSANDS, EXCEPT PER SHARE DATA (UNAUDITED)

Net sales                                             $ 56,760           $ 57,685

Net income (loss)                                     $(22,081)          $  2,678

Net income (loss) per share
Basic                                                 $  (1.91)          $   0.24
Diluted                                               $  (1.91)          $   0.21

Weighted average shares
Basic                                                   11,573             11,359
Diluted                                                 11,573             12,611

NOTE 3 - INVENTORIES

                        OCTOBER 2,      DECEMBER 31,
                          1998             1997
                         -------          -------
IN THOUSANDS           (UNAUDITED)
Raw materials            $ 3,657          $ 4,356
Work-in-process            3,704            3,127
Finished goods            13,297            7,991
                         -------          -------
                         $20,658          $15,474
                         =======          =======


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

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the three and nine month periods ended October 2, 1998 and September 26, 1997:

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                --------------------------------    ---------------------------------
                                                  OCTOBER 2,       SEPTEMBER 26,      OCTOBER 2,       SEPTEMBER 26,
                                                     1998              1997              1998              1997
                                                --------------    --------------    --------------     --------------
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

Net income (loss) (numerator)                   $         (831)   $          413    $      (22,081)    $        4,349
                                                ==============    ==============    ==============     ==============

Shares calculation (denominator):

Average shares outstanding - basic                      11,674            10,384            11,573             10,321

Effect of Dilutive Securities:

Potential Common Stock relating
       to stock options and warrants                        --             1,204                --              1,252
                                                --------------    --------------    --------------     --------------

Average shares outstanding - diluted                    11,674            11,588            11,573             11,573
                                                ==============    ==============    ==============     ==============

Net income (loss) per share - basic             $        (0.07)   $         0.04    $        (1.91)    $         0.42
                                                ==============    ==============    ==============     ==============

Net income (loss) per share - diluted           $        (0.07)   $         0.04    $        (1.91)    $         0.38
                                                ==============    ==============    ==============     ==============

Options and warrants to purchase approximately 3.0 million shares of Common Stock at prices ranging from $0.30 to $22.75 per share were outstanding during the three and nine month periods ended October 2, 1998, but were not included in the computation of diluted EPS as a result of the loss incurred by the Company or because the option's exercise price was greater than the average market price of the Common Shares.


NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income was as follows:

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               ---------------------------          ---------------------------
                                               OCTOBER 2,        SEPTEMBER 26,     OCTOBER 2,        SEPTEMBER 26,
                                                 1998               1997              1998               1997
                                               --------           --------          --------           --------
IN THOUSANDS (UNAUDITED)

Net income (loss)                              $   (831)          $    413          $(22,081)          $  4,349
Other comprehensive income (loss)                   (29)                29               (27)                 9
                                               --------           --------          --------           --------

    Total comprehensive income (loss)          $   (860)          $    442          $(22,108)          $  4,358
                                               ========           ========          ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Harmonic Lightwaves, Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and lightwave based communications systems that deliver video, audio and data over hybrid fiber/coax ("HFC"), satellite and wireless networks. The Company's advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access and video-on-demand. The Company offers a broad range of fiber optic transmission and digital headend products for HFC networks, and through its acquisition of New Media Communication Ltd. ("NMC") in January 1998, expanded its product offerings to include high-speed data delivery software and hardware.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenue and expense levels, future capital expenditures, future cash flows, and future borrowing capability. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Net Sales

The Company's net sales increased 28% from $17.5 million in the third quarter of 1997 to $22.4 million in the third quarter of 1998. Net sales decreased from $57.1 million in the first nine months of 1997 to $56.8 million in the first nine months of 1998. The growth in net sales in the third quarter of 1998 compared to the third quarter of 1997 was attributable to the sale of new products which began shipment during the second quarter of 1998 including the TRANsend digital headend products, MetroLink DWDM systems and PWRBlazer Scaleable Node, and an increase in domestic cable industry spending. Domestic and international sales increased 48% and 10%, respectively, in the third quarter of 1998 compared to the third quarter of 1997. International sales represented 46% of net sales in the third quarter of 1998 compared to 54% in the third quarter of 1997. The decrease in sales for the nine month period of 1998 compared to the nine month period of 1997 was due to lower international sales particularly in Canada, Latin America and Asia, partially offset by increased domestic sales.

Gross Profit

Gross profit increased from $7.9 million in the third quarter of 1997 to $8.4 million in the third quarter of 1998 due primarily to an increase in net sales but decreased as a percentage of net sales from 45% in the third quarter of 1997 to 38% in the third quarter of 1998. However, gross profit decreased from $26.6 million (47% of net sales) in the first nine months of 1997 to $20.2 million (36% of net sales) in the first nine months of 1998. The decreases in gross profit as a percentage of net sales ("gross margins") were principally due to less favorable geographic and product mix and pricing pressure for certain products. In addition, gross margins were negatively impacted by continuing start-up costs associated with new product introductions and an increase in inventory reserves for existing products following the introduction of new products. The Company expects gross margins to continue to be below 1997 levels for the foreseeable future due to new product introductions, continuing softness in certain international markets and pricing pressures in some markets.

Research and Development

Research and development expenses increased from $2.9 million (16% of net sales) in the third quarter of 1997 to $3.5 million (16% of net sales) in the third quarter of 1998. For the nine month periods, research and development expenses increased from $8.5 million in 1997 (15% of net sales) to $10.2 million in 1998 (18% of net sales). The increases in spending in both periods were principally attributable to increased headcount, particularly at the Company's subsidiary in Caesarea, Israel which is developing Harmonic's TRANsend digital headend products, and to the inclusion of NMC's research and development expenses starting in January 1998. The Company anticipates that research and development expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $3.3 million (19% of net sales) in the third quarter of 1997 to $4.4 million (20% of net sales) in the third quarter of 1998. For the nine month periods, sales and marketing expenses increased from $9.9 million in 1997 (17% of net sales) to $13.3 million in 1998 (23% of net sales). The increases in expenses were primarily due to higher headcount and costs associated with expansion of the direct sales force, technical support and marketing organizations, including expenses incurred in connection with the opening of new international sales and technical support centers, as well as higher promotional expenses. In addition, the inclusion of NMC's sales and marketing expenses starting in January 1998 contributed to the increases. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $1.4 million in the third quarter of 1997 to $1.5 million in the third quarter of 1998, but decreased as a percentage of net sales from 8% in the third quarter of 1997 to 7% in the third quarter of 1998. For the nine month periods, general and administrative expenses increased from $3.6 million in 1997 (6% of net sales) to $5.2 million in 1998 (9% of net sales). The increases in expenses were attributable to costs of supporting the Company's growth in headcount, establishment of international sales and support offices, and the inclusion of NMC's expenses starting in January 1998. In addition, for the nine month period the increase also was due to adjustments to accounts receivable reserve levels as a result of the financial situation in Asia, which adversely affected certain of the Company's distributors. The Company expects general and administrative costs will continue to increase in the future, although such expenses may vary as a percentage of net sales.

Interest and Other Income

Interest and other income, consisting principally of interest income, increased from $0.1 million in the third quarter of 1997 to $0.2 million in the third quarter of 1998 and decreased from $0.5 million for the nine month period of 1997 to $0.4 million for the nine month period of 1998. The increase in the third quarter of 1998 was due to higher other income partially offset by lower interest income while the decrease for the nine month period of 1998 was primarily due to lower interest income.

Income Taxes

No provision for income taxes was recorded for the three and nine month periods of 1998 due to the net losses incurred. The provisions for income taxes for the three and nine month periods of 1997 were based on an effective annual tax rate of 15%.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was approximately $3.6 million for the nine months ended September 26, 1997 compared to $3.0 million for the nine months ended October 2, 1998. The decrease in cash used by operations was primarily due to higher inventory levels and a net loss in the first nine months of 1998 compared to net income in the comparable period of 1997, partially offset by improved customer collections and higher accounts payable and accrued liabilities.

Additions to property, plant and equipment were approximately $4.2 million and $3.3 million in the first nine months of 1997 and 1998, respectively. The decrease in 1998 compared to 1997 was principally due to expenditures incurred in the first quarter of 1997 for leasehold improvements and furniture and fixtures for the Company's research and development facility in Caesarea, Israel.

As of October 2, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $8.2 million and a bank line of credit which provides for up to $12.0 million in borrowings and expires in December 1998. The line of credit bears interest at the bank's prime rate or LIBOR plus 2.0%.The Company has guaranteed certain borrowings of its subsidiaries totaling $2.2 million via letters of credit and has total letters of credit issued under this credit facility of $3.2 million. The Company also has a $3.0 million term loan facility to be used for the purchase of capital equipment. This loan facility expires in December 1998 and bears interest at the bank's prime rate plus 0.5%. Outstanding borrowings under credit facilities were $0.4 million as of October 2, 1998. The Company expects that it will be able to renew or replace the line of credit upon its expiration on terms acceptable to the Company.

The Company believes that its existing liquidity sources and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.


YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" or "Y2K" requirements.

The Company has established a corporate-wide program to address the Y2K issue. This program encompasses product, internal systems and supplier and business partner compliance. The project is comprised of identification of risks, assessment of risks, development of remediation or contingency plans and implementation and testing.

Based upon the assessments to date, all hardware products currently under development or released, and all software products currently under development are Y2K compliant. Certain software products currently installed at customer sites are not Y2K compliant and the Company is working with its customers to provide migration paths for each product. The Company's significant internal systems have been purchased from outside vendors and are already Y2K compliant. The Company is in the process of upgrading internal systems that are not currently Y2K compliant, and expects to have this process completed by mid-1999. The Company currently does not have a contingency plan to address Y2K issues related to its products and internal systems, but will develop a contingency plan by mid-1999 if its products and internal systems are not yet Y2K compliant. In addition, the Company is working with its suppliers and business partners to identify at what stage they are in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. The Company will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. The Company currently does not anticipate that the cost of its Y2K program will be material to its financial condition and results of operations.

Although the Company has established and commenced its program to address Y2K issues, the failure of the Company's products to operate properly with regard to the Year 2000 requirements could (i) cause the Company to incur unanticipated expenses to remedy any problems, (ii) cause a reduction in sales and (iii) expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company and third parties with whom it conducts business may utilize equipment or software that may not be Y2K compliant. Failure of the Company's or any such third party's equipment or software to operate properly with regard to the Year 2000 requirements could cause, among other things, the Company or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to evaluate and to correct their equipment or software for Y2K compliance and as they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of the Company's control, including the level of capital spending in the cable television industry, both in the U.S. and in foreign markets, changes in the regulatory environment, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, development of custom products, the level of international sales and general economic conditions. In addition, in each quarter of 1997 and the first three quarters of 1998, the Company recognized a substantial portion of its revenues in the last month of the quarter. The Company establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of the Company's business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Dependence on Cable Television Industry Capital Spending

To date, substantially all of the Company's sales have been derived, directly or indirectly, from sales to cable television operators. Demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including access to financing, cable television operators' annual budget cycles, the status of federal, local and foreign government regulation of telecommunications and television broadcasting, overall demand for cable television services, and advanced broadband services, competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting), discretionary customer spending patterns and general economic conditions. The Company's net sales in the second half of 1997 and the first quarter of 1998 were adversely affected by a slow-down in spending by cable television operators in the U.S. and in foreign markets. The factors contributing to this slow capital spending include consolidation and system exchanges by domestic cable customers, which generally has had the effect of delaying certain system upgrades, uncertainty related to development of industry standards for digital transmission, evaluation by many cable customers of which advanced services and system architectures to provide and use, and emphasis on marketing and customer service strategies by certain international customers rather than continued construction of networks. While the Company's net sales increased in the second and third quarters of 1998 from the levels achieved in the first quarter of 1998 due to improved U.S. cable spending, spending by international cable television operators remained weak. The Company is unable to predict when international cable television spending will increase and whether U.S. cable television spending will continue to grow. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Dependence on Key Customers and End Users

Historically, a substantial majority of the Company's sales have been to relatively few customers. Sales to the Company's ten largest customers in 1996, 1997 and the first nine months of 1998 accounted for approximately 72%, 56% and 63%, respectively, of its net sales. Due in part to the consolidation of ownership of domestic cable television systems, the Company expects that sales to relatively few customers will continue to account for a significant percentage of net sales for the foreseeable future. In this regard, sales to Tele-Communications, Inc. (TCI) represented approximately 22% of the Company's net sales in the third quarter of 1998. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, a significant customer would have a material adverse effect on the Company's business and operating results.

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

The broadband communications markets are characterized by continuing technological advancement. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets for broadband communications equipment continue to develop, the Company must successfully develop new products for these markets in order to remain competitive. For example, to compete successfully in the future, the Company believes that it must successfully develop and introduce in a timely manner, products that will facilitate the processing and transmission of digital signals over optical networks. While the Company began volume shipments of its digital headend products during the second quarter of 1998, there can be no assurance that these products will achieve commercial acceptance or that the Company will successfully complete development of, or successfully introduce other products for digital headend applications, or that such products will achieve commercial acceptance. In addition, in order to successfully develop and market its planned products for digital applications, the Company may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, there can be no assurance that such agreements will be negotiated on terms acceptable to the Company, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit the Company's ability to develop and market new products and could have a material adverse effect on the Company's business and operating results.

The failure of the Company to successfully develop and introduce new products that address the changing needs of the broadband communications market could have a material adverse effect on the Company's business and operating results. There can be no assurance that the successful introduction by the Company of new products will not have an adverse effect on the sales of the Company's existing products. Further, newly introduced products may have lower gross margins than the Company's other products, which would have an adverse effect on the Company's historic margin levels.

Management of Growth

The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations, to retain key employees and to continue to improve its operational, financial and management systems. Any failure by the Company to manage its future growth effectively could have an adverse effect on the Company's business and operating results.

In addition, the success of the Company will depend to a significant extent upon a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, Company employees are generally not otherwise subject to employment agreements or to noncompetition covenants. The loss of services of any key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with the Acquisition of NMC

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

Risks of International Operations

Sales to customers outside of the United States in 1996, 1997 and the first nine months of 1998 represented 57%, 59% and 44% of net sales, respectively, and the Company expects that international sales will continue to represent a substantial portion of its net sales for the foreseeable future. International operations are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Payment cycles for international customers are typically longer than those for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign broadband systems. In recent quarters, certain Asian currencies have devalued significantly in relation to the U.S. dollar. The Company believes that financial developments in Asia in recent quarters were a major factor contributing to the Company's lower net sales in Asia in the first nine months of 1998 than in the first nine months of 1997. In addition, the uncertain financial situation in Asia has put financial pressure on some of the Company's distributors. In response, the Company increased its accounts receivable reserves in the first quarter of 1998. In addition, the Company has received purchase orders from customers in China which represent a significant percentage of the Company's backlog at October 2, 1998. Given the current economic uncertainties in China and throughout Asia, there can be no assurance that shipment of these orders will be made as scheduled, or at all. The Company is continuing to evaluate the effect of recent financial developments in Asia, including efforts to stabilize economic conditions, on the Company's business. There can be no assurance that the Company's sales and payment cycles in Asia will not continue to be materially adversely affected by the uncertain financial climate.

Year 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" or "Y2K" requirements.

The Company has established a corporate-wide program to address the Y2K issue. This program encompasses product, internal systems and supplier and business partner compliance. The project is comprised of identification of risks, assessment of risks, development of remediation or contingency plans and implementation and testing.

Based upon the assessments to date, all hardware products currently under development or released, and all software products currently under development are Y2K compliant. Certain software products currently installed at customer sites are not Y2K compliant and the Company is working with its customers to provide migration paths for each product. The Company's significant internal systems have been purchased from outside vendors and are already Y2K compliant. The Company is in the process of upgrading internal systems that are not currently Y2K compliant, and expects to have this process completed by mid-1999. The Company currently does not have a contingency plan to address Y2K issues related to its products and internal systems, but will develop a contingency plan by mid-1999 if its products and internal systems are not yet Y2K compliant. In addition, the Company is working with its suppliers and business partners to identify at what stage they are in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. The Company will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. The Company currently does not anticipate that the cost of its Y2K program will be material to its financial condition and results of operations.

Although the Company has established and commenced its program to address Y2K issues, the failure of the Company's products to operate properly with regard to the Year 2000 requirements could (i) cause the Company to incur unanticipated expenses to remedy any problems, (ii) cause a reduction in sales and (iii) expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company and third parties with whom it conducts business may utilize equipment or software that may not be Y2K compliant. Failure of the Company's or any such third party's equipment or software to operate properly with regard to the Year 2000 requirements could cause, among other things, the Company or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to evaluate and to correct their equipment or software for Y2K compliance and as they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.


PART  II

ITEM 5.    OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on March 27, 1998, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is February 10, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit #        Description of Document
     ---------        -----------------------
       27.1           Financial Data Schedule

B.   Reports on Form 8-K

       None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 13, 1998

                                        HARMONIC LIGHTWAVES, INC.
                                        (Registrant)


                                        By: /s/       Robin N. Dickson
                                           -------------------------------------
                                           Robin N. Dickson
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                            HARMONIC LIGHTWAVES, INC.

                                Index to Exhibits


EXHIBIT NO.               DESCRIPTION OF DOCUMENT
  27.1                    Financial Data Schedule