Form 10-K/A
period 1998-12-31
HARMONIC INC
filed 1999-04-07
CIK 851310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

                                AMENDMENT NO. 1
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-25826

                                 HARMONIC INC.
                     (FORMERLY, HARMONIC LIGHTWAVES, INC.)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $85,570,254. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 11,969,776 at March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            LOCATION IN FORM 10-K
                          --------                            ---------------------
Portions of the Proxy Statement for the 1999 Annual Meeting         Part III
of Stockholders (which will be filed with the Securities and
Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1998)

---------------
     The Board Compensation Committee Report and the Performance Graph to be included with the 1999 Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Commission or otherwise incorporated by reference into this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding Harmonic's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to Harmonic on the date hereof, and Harmonic assumes no obligation to update any such forward-looking statements. Harmonic's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results of Operations."

OVERVIEW

     Harmonic designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Our advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access, telephony and video on demand. We offer a broad range of fiber optic transmission and digital headend products for hybrid fiber coax, satellite and wireless networks, and our acquisition of New Media Communication Ltd. in January 1998 has allowed us to develop and expand our product offerings to include high-speed data delivery software and hardware.

     On March 23, 1999, Harmonic Lightwaves, Inc. announced the merger of its subsidiary, Harmonic Inc. with and into Harmonic Lightwaves, Inc. pursuant to a Certificate of Ownership and Amendment dated March 22, 1999. Pursuant to this merger, Harmonic Lightwaves, Inc. changed its corporate name to Harmonic Inc.

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

     CyberStream System. Our CyberStream product line, which we developed and introduced in 1998 following our purchase of New Media Communication Ltd., provides a low cost, end to end hardware and software solution for high-speed data delivery, primarily over satellite and wireless networks to residential and business users. These products can support transmission rates of up to 48 Megabits per second.

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

     Expand in Broadband Wireless and Satellite Markets. Through our acquisition of New Media Communication Ltd. in January 1998, we have developed and now offer our CyberStream high-speed, broadband data delivery hardware and software products, which enable satellite and broadband wireless operators as well as cable operators to offer high-speed Internet access and video distribution. In addition, our TRANsend digital headend platform allows wireless and satellite providers to combine content from a variety of sources for seamless integration and delivery of digital video and high-speed data. We intend to expand our presence in these emerging markets as wireless and satellite operators introduce broadband services.

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

             UNITED STATES                             INTERNATIONAL
             -------------                             -------------
Armstrong                                A provincial PTT in China
Charter                                  Golden Channels
Comcast                                  NTL
Cox                                      Rogers
Jones Intercable                         Shaw
MediaOne                                 Tele-2
RCN                                      Telewest
TCI                                      Videotron
Time-Warner

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

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of March 1, 1999:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Anthony J. Ley............................  60     Chairman of the Board of Directors,
                                                   President and Chief Executive Officer
Moshe Nazarathy...........................  47     Senior Vice President, General Manager
                                                   Israel R&D Center, Director
Robin N. Dickson..........................  51     Chief Financial Officer
Michael Yost..............................  55     Vice President, Operations
D. Colin Boyd.............................  47     Vice President, Sales (North America) and
                                                   Marketing
Israel Levi...............................  59     Vice President, Research and Development

     Anthony J. Ley has served as Harmonic's President and Chief Executive Officer since November 1988. Mr. Ley was elected Chairman of the Board of Directors in February 1995. From 1963 to 1987, Mr. Ley was employed at Schlumberger, both in Europe and the United States, holding various senior business management and research and development positions, most recently as Vice President, Research and Engineering at Fairchild Semiconductor/Schlumberger in Palo Alto, California. Mr. Ley holds an M.A. in mechanical sciences from the University of Cambridge and an S.M.E.E. from the Massachusetts Institute of Technology, is named as an inventor on 29 patents and is a Fellow of the I.E.E. (U.K.) and a senior member of the I.E.E.E.

     Moshe Nazarathy, a founder of Harmonic, has served as Senior Vice President, General Manager of Israel R&D Center, since December 1993, as a director of Harmonic since Harmonic's inception and as Vice President, Research, from Harmonic's inception through December 1993. From 1985 to 1988, Dr. Nazarathy was employed in the Photonics and Instruments Laboratory of Hewlett-Packard Company, most recently serving as Principal Scientist from 1987 to 1988. From 1982 to 1984, Dr. Nazarathy held post-doctoral and adjunct professor positions at Standard University. Dr. Nazarathy holds a B.S. and a Ph.D. in electrical engineering from Technion-Israel Institute of Technology and is named as an inventor on twelve patents.

     Robin N. Dickson joined Harmonic in April 1992 as Chief Financial Officer. From 1989 to March 1992, Mr. Dickson was corporate controller of Vitelic Corporation, a semiconductor manufacturer. From 1976 to 1989, Mr. Dickson held various positions at Raychem Corporation, a materials science company, including regional financial officer of the Asia-Pacific Division of the International Group. Mr. Dickson holds a Bachelor of Laws from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

     Michael Yost joined Harmonic in September 1991 as Vice President, Operations. From 1983 until December 1990, Mr. Yost was employed at Vitalink Communications, a satellite communications systems manufacturer, holding various senior management positions, most recently as Vice President, Operations. Mr. Yost holds a B.S. in management from San Jose State University.

     D. Colin Boyd joined Harmonic in June 1998 as Vice President, Sales (North America) and Marketing. From January 1997 to May 1998, Mr. Boyd was Vice President of International Sales Operations, Satellite Networks Division at General Instrument, a communications equipment manufacturer. Previously, Mr. Boyd was employed at Scientific-Atlanta, a communications equipment manufacturer, where he held the position of Director, Business Television and Specialty Markets from December 1994 to December 1996 and the position of Director, Domestic Product Line from November 1989 until December 1994. Mr. Boyd holds an M.Sc. in Electrical Engineering from the University of British Columbia and a B.Sc. in Electronics Engineering from Queen's University, Belfast, Northern Ireland.

     Israel Levi joined Harmonic in July 1989 and has served as Vice President, Research and Development since May 1996. Between July 1989 and May 1996, Mr. Levi held various product management and product development positions at Harmonic. From 1988 to 1989, Mr. Levi served in product development at DSC, a telecommunications systems company, and from 1984 to 1988, Mr. Levi served as Director of CATV Products Division at Catel Communications, a telecommunications equipment manufacturer. Mr. Levi holds an M.S. in Electrical Engineering from Carleton University, Ottawa, Canada and a B.S. in Electrical Engineering from Technion-Israel Institute of Technology.

ITEM 2. PROPERTIES

     Our principal operations are located at our corporate headquarters in Sunnyvale, California. The lease on our headquarters building, of approximately 110,000 square feet, expires in July 2006. We have subleased approximately 25,000 square feet of our headquarters through December 1999. We also have several sales offices in the United States, sales and support centers in Europe and Asia and two subsidiaries, New Media Communication Ltd., and a research and development facility in Israel. We believe that our existing facilities will be adequate to meet our needs for the foreseeable future.

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

                                                               HIGH      LOW
                                                              ------    ------
1997
First quarter...............................................  $25.25    $12.75
Second quarter..............................................  $21.00    $11.25
Third quarter...............................................  $21.25    $14.88
Fourth quarter..............................................  $16.50    $10.25

1998
First quarter...............................................  $16.25    $10.63
Second quarter..............................................  $19.00    $12.13
Third quarter...............................................  $18.00    $ 7.63
Fourth quarter..............................................  $18.88    $ 8.75

     (b) Holders of record: At March 1, 1999, there were approximately 111 stockholders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998      1997      1996      1995       1994
                                                 --------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................  $ 83,857   $74,442   $60,894   $39,180   $ 18,224
Gross profit...................................    30,555    34,605    27,731    17,851      6,467
Income (loss) from operations(1)...............   (21,943)    4,506     5,204     3,761     (2,189)
Net income (loss)(1)...........................   (21,453)    4,929     5,918     4,121     (2,368)
Basic net income (loss) per share(2)(3)........     (1.85)     0.48      0.59      0.71         --
Diluted net income (loss) per share(2)(3)......     (1.85)     0.43      0.52      0.40         --
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................  $  9,178   $13,670   $16,410   $22,126   $  1,743
Working capital................................    32,318    38,772    34,321    32,495      6,893
Total assets...................................    62,424    58,887    54,633    41,817     14,578
Long term debt, including current portion......       577        --        --        --      1,480
Mandatorily Redeemable Convertible Preferred
  Stock........................................        --        --        --        --     29,215
Stockholders' equity (deficit).................    43,474    49,931    43,641    37,009    (20,717)

---------------
(1) The 1998 loss from operations and net loss include a one-time charge of $14.0 million for acquired in-process technology. See Note 2 of Notes to Consolidated Financial Statements.

(2) Net loss per share data for periods prior to the commencement of public trading of the company's Common Stock on May 22, 1995 have not been presented as such presentation is not meaningful.

(3) See Note 5 to Consolidated Financial Statements for a discussion of the shares used to compute net income (loss) per share.

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

RESULTS OF OPERATIONS

     Harmonic's historical consolidated statements of operations data for each of the three years ended December 31, 1996, 1997 and 1998 as a percentage of net sales, are as follows:

                                                               FISCAL YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Net sales...................................................  100%    100%    100%
Cost of sales...............................................   64      54      54
                                                              ---     ---     ---
Gross profit................................................   36      46      46
Operating expenses
  Research and development..................................   16      16      15
  Sales and marketing.......................................   21      18      16
  General and administrative................................    8       6       6
  Acquired in-process technology............................   17      --      --
                                                              ---     ---     ---
          Total operating expenses..........................   62      40      37
                                                              ---     ---     ---
Income (loss) from operations...............................  (26)      6       9
Interest and other income, net..............................   --       1       1
                                                              ---     ---     ---
Income (loss) before income taxes...........................  (26)      7      10
Provision for income taxes..................................   --      --      --
                                                              ---     ---     ---
Net income (loss)...........................................  (26)%     7%     10%
                                                              ===     ===     ===

  Net Sales

     Harmonic's net sales increased by 13% to $83.9 million in 1998 as compared to $74.4 million in 1997. This growth in net sales was primarily attributable to the sale of new products, including TRANsend digital headend products, METROLink DWDM systems and PWRBlazer Scaleable Nodes, which began volume shipment during the middle of 1998, as well as to an increase in spending by our domestic customers in the second half of 1998. During 1998 domestic sales increased by 55%, principally due to increased shipments to TCI, while international sales decreased by 17% due to continued weakness in many international markets. The increase in net sales was also due to higher unit sales of existing products partially offset by lower selling prices for certain products. Net sales increased by 22% to $74.4 million in 1997 from $60.9 million in 1996. This growth in net sales in 1997 was primarily attributable to higher unit sales of Harmonic's receiver and return path products and sales of the 1550nm MAXLink transmission system, which began shipment during the second quarter of 1996. These factors were partially offset by lower unit sales of YAGLink transmitters due in part to the increasing acceptance of 1550nm transmitters among cable operators for broadcast transmission.

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

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

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

  Our Customer Base is Concentrated and the Loss of One or More of Our Key Customers Would Harm Our Business.

     Historically, a significant majority of our sales have been to relatively few customers. Sales to our ten largest customers in 1996, 1997 and 1998 accounted for approximately 72%, 56% and 66%, respectively, of net sales. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. For example, in 1998, sales to Tele-Communications, Inc., or TCI, which was recently acquired by AT&T, represented approximately 17% of our net sales and sales to a Chinese distributor represented approximately 11%. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

  The Market in Which We Operate is Intensely Competitive and Many of Our Competitors are Larger and More Established.

     The market for cable television transmission equipment is extremely competitive and has been characterized by rapid technological change. Harmonic's current competitors include significantly larger corporations such as ADC Telecommunications, ANTEC (a company owned in part by TCI), General Instrument, Philips and Scientific-Atlanta. Additional competition could come from new entrants in the broadband communications equipment market, such as Lucent Technologies. Most of these companies are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by cable television operators. In addition, many of our competitors have more long standing and established relationships with domestic and foreign cable television operators than we do. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

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

  Broadband Communications Markets are Relatively Immature and Characterized by Rapid Technological Change.

     Broadband communications markets are relatively immature, making it difficult to accurately predict the markets' future growth rate, size and technological direction. In view of the evolving nature of these markets, it is possible that cable television operators, telephone companies or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer.

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

  Our Acquisition of NMC Has Created Numerous Risks and Challenges for Us.

     The acquisition of New Media Communication Ltd., or NMC, has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. The acquisition of NMC in January 1998 has allowed us to develop and expand our product offerings to include broadband high-speed data delivery hardware and software and increased the scope of our international operations in Israel. The acquisition of NMC continues to impose challenges, including:

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

  We May Need Additional Capital in the Future and May Not be Able to Secure Adequate Funds in Terms Acceptable to Us.

     We currently anticipate that our existing cash balances and available line of credit and cash flow expected to be generated from future operations will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

  Our Stock Price May Be Volatile.

     The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources. See "Market for the Registrant's Common Stock and Related Security Holder Matters."

  Our Certificate of Incorporation and Bylaws and Delaware Law Contain Provisions that Could Discourage a Takeover.

     Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   PAGE
                                                                   ----
(a)  Index to Consolidated Financial Statements
     Report of Independent Accountants...........................   29
     Consolidated Balance Sheets as of
       December 31, 1998, and 1997...............................   30
     Consolidated Statement of Operations
       for the years ended, December 31, 1998, 1997 and 1996.....   31
     Consolidated Statement of Stockholders' Equity
       for the years ended December 31, 1998, 1997, and 1996.....   32
     Consolidated Statement of Cash Flows
       for the years ended December 31, 1998, 1997, and 1996.....   33
     Notes to Consolidated Financial Statements..................   34

     (b) Financial Statement Schedules: All financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

     (c) Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

FISCAL YEARS BY QUARTER (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1998                                    1997
                                    -------------------------------------   -------------------------------------
         QUARTERLY DATA:              4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
         ---------------            -------   -------   -------   -------   -------   -------   -------   -------
Net sales.........................  $27,097   $22,382   $18,174   $16,204   $17,350   $17,545   $20,514   $19,033
Gross profit......................   10,369     8,434     6,662     5,090     7,979     7,899     9,736     8,991
Income (loss) from
  operations(1)...................      583    (1,044)   (2,929)  (18,553)      (97)      360     2,016     2,227
Net income (loss)(1)..............      628      (831)   (2,885)  (18,365)      580       413     1,838     2,098
Basic net income (loss) per
  share(2)........................     0.05     (0.07)    (0.25)    (1.60)     0.06      0.04      0.18      0.20
Diluted net income (loss) per
  share(2)........................     0.05     (0.07)    (0.25)    (1.60)     0.05      0.04      0.16      0.18

---------------
(1) The loss from operations and net loss for the first quarter of 1998 includes a one-time charge of $14.0 million for acquired in-process technology. See
    Note 2 of Notes to Consolidated Financial Statements.

(2) See Note 5 of Notes to Consolidated Financial Statements for a discussion of the shares used to compute net income (loss) per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PRICEWATERHOUSECOOPERS LLP

San Jose, CA
January 20, 1999, except as to
  Note 14, which is as of March 15, 1999

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,178     $13,670
  Accounts receivable, net..................................    17,646      16,458
  Inventories...............................................    22,385      15,474
  Prepaid expenses and other assets.........................     1,175       1,774
                                                              --------     -------
          Total current assets..............................    50,384      47,376
Notes receivable............................................        --       1,300
Property and equipment, net.................................    10,726      10,077
Intangibles and other assets................................     1,314         134
                                                              --------     -------
                                                              $ 62,424     $58,887
                                                              ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,534     $ 3,708
  Accrued liabilities.......................................    10,355       4,896
  Current portion of long-term debt.........................       177          --
                                                              --------     -------
          Total current liabilities.........................    18,066       8,604
Long-term debt, less current portion........................       400          --
Other non-current liabilities...............................       484         352
Commitments and Contingencies (Notes 11 and 13)
Stockholders' equity:
  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized; no shares issued or outstanding............        --          --
  Common Stock, $.001 par value, 50,000,000 shares
     authorized; 11,725,844 and 10,414,297 shares issued and
     outstanding............................................        12          10
  Capital in excess of par value............................    70,924      55,917
  Accumulated deficit.......................................   (27,472)     (6,019)
  Accumulated other comprehensive income....................        10          23
                                                              --------     -------
          Total stockholders' equity........................    43,474      49,931
                                                              --------     -------
                                                              $ 62,424     $58,887
                                                              ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998           1997          1996
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $ 83,857       $74,442       $60,894
Cost of sales...............................................     53,302        39,837        33,163
                                                               --------       -------       -------
Gross profit................................................     30,555        34,605        27,731
                                                               --------       -------       -------
Operating expenses:
  Research and development..................................     13,524        11,676         9,237
  Sales and marketing.......................................     18,162        13,599         9,827
  General and administrative................................      6,812         4,824         3,463
  Acquired in-process technology............................     14,000            --            --
                                                               --------       -------       -------
     Total operating expenses...............................     52,498        30,099        22,527
                                                               --------       -------       -------
Income (loss) from operations...............................    (21,943)        4,506         5,204
Interest and other income, net..............................        490           682         1,025
                                                               --------       -------       -------
Income (loss) before income taxes...........................    (21,453)        5,188         6,229
Provision for income taxes..................................         --           259           311
                                                               --------       -------       -------
Net income (loss)...........................................   $(21,453)      $ 4,929       $ 5,918
                                                               ========       =======       =======
Net income (loss) per share:
     Basic..................................................   $  (1.85)      $  0.48       $  0.59
                                                               ========       =======       =======
     Diluted................................................   $  (1.85)      $  0.43       $  0.52
                                                               ========       =======       =======
Weighted average shares:
     Basic..................................................     11,622        10,345        10,106
                                                               ========       =======       =======
     Diluted................................................     11,622        11,523        11,474
                                                               ========       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                           ACCUMULATED
                              COMMON STOCK     CAPITAL IN                     OTHER
                             ---------------   EXCESS OF    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                             SHARES   AMOUNT   PAR VALUE      DEFICIT        INCOME          EQUITY       INCOME(LOSS)
                             ------   ------   ----------   -----------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Balance at December 31,
  1995.....................   9,904    $10      $53,865      $(16,866)        $ --          $ 37,009
Net income.................      --     --           --         5,918           --             5,918        $  5,918
                                                                                                            --------
Other comprehensive
  income...................                                                                                 $  5,918
                                                                                                            ========
Exercise of stock
  options..................     208     --          240            --           --               240
Issuance of Common Stock
  under Stock Purchase
  Plan.....................      49     --          474            --           --               474
                             ------    ---      -------      --------         ----          --------
Balance at December 31,
  1996.....................  10,161     10       54,579       (10,948)          --            43,641
Net income.................      --     --           --         4,929           --             4,929        $  4,929
Currency translation.......      --     --           --            --           23                23              23
                                                                                                            --------
Other comprehensive
  income...................                                                                                 $  4,952
                                                                                                            ========
Exercise of stock
  options..................     185     --          612            --           --               612
Issuance of Common Stock
  under Stock Purchase
  Plan.....................      68     --          726            --           --               726
                             ------    ---      -------      --------         ----          --------
Balance at December 31,
  1997.....................  10,414     10       55,917        (6,019)          23            49,931
Net loss...................      --     --           --       (21,453)          --           (21,453)       $(21,453)
Currency translation.......      --     --           --            --          (13)              (13)            (13)
                                                                                                            --------
Other comprehensive loss...                                                                                 $(21,466)
                                                                                                            ========
Exercise of stock
  options..................     187     --          784            --           --               784
Issuance of Common Stock
  under Stock Purchase
  Plan.....................      87     --          830            --           --               830
Acquisition of New Media
  Communication Ltd........   1,038      2       13,393            --           --            13,395
                             ------    ---      -------      --------         ----          --------
Balance at December 31,
  1998.....................  11,726    $12      $70,924      $(27,472)        $ 10          $ 43,474
                             ======    ===      =======      ========         ====          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $(21,453)   $ 4,929    $ 5,918
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
  Depreciation and amortization.............................     4,283      3,441      2,506
  Acquired in-process technology............................    14,000         --         --
  Changes in assets and liabilities, net of effects of
     acquisition:
     Accounts receivable....................................    (1,040)    (3,815)    (6,841)
     Inventories............................................    (6,393)      (692)    (5,606)
     Prepaid expenses and other assets......................     1,697        139     (1,848)
     Accounts payable.......................................     3,187     (1,896)     3,403
     Accrued and other liabilities..........................     3,694       (140)     2,781
                                                              --------    -------    -------
       Net cash (used in) provided by operating
          activities........................................    (2,025)     1,966        313
Cash flows used in investing activities:
  Acquisition of property and equipment.....................    (4,384)    (4,767)    (6,743)
  Acquisition of New Media Communication Ltd., net of cash
     received...............................................      (280)        --         --
  Long-term advances........................................        --     (1,300)        --
                                                              --------    -------    -------
       Net cash used in investing activities................    (4,664)    (6,067)    (6,743)
Cash flows from financing activities:
  Proceeds from issuance of Common Stock....................     1,614      1,338        714
  Borrowings under bank line and term loan..................     1,377         --         --
  Repayments under bank line and term loan..................      (800)        --         --
                                                              --------    -------    -------
       Net cash provided by financing activities............     2,191      1,338        714
Effect of exchange rate changes on cash and cash
  equivalents...............................................         6         23         --
                                                              --------    -------    -------
Net decrease in cash and cash equivalents...................    (4,492)    (2,740)    (5,716)
Cash and cash equivalents at beginning of period............    13,670     16,410     22,126
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $  9,178    $13,670    $16,410
                                                              ========    =======    =======
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................  $     80    $    --    $    21
  Income taxes paid during the period.......................  $    146    $   323    $   285

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Harmonic Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Our advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access, telephony and video on demand. We offer a broad range of fiber optic transmission and digital headend products for hybrid fiber coax, satellite and wireless networks, and our acquisition of New Media Communication Ltd. in January 1998 has allowed us to develop and expand our product offerings to include high-speed data delivery software and hardware.

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

     Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which has been applied for all periods presented.

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

     The following table sets forth the pro-forma net sales, net income and net income per share of the Company for the year ended December 31, 1997, giving effect to the acquisition of NMC as if it had occurred as of the beginning of the period presented:

                                                                  PRO FORMA
                                                                 (UNAUDITED)
                                                            ----------------------
                                                                     1997
                                                            ----------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net sales.................................................         $75,086
Net income................................................         $ 1,903
Net income per share:
  Basic...................................................         $  0.17
  Diluted.................................................         $  0.15
Weighted average shares:
  Basic...................................................          11,383
  Diluted.................................................          12,561

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

                                                              DECEMBER 31,
                                                              ------------
                                                             1998      1997
                                                            ------    -------
                                                             (IN THOUSANDS)
Commercial paper..........................................  $2,154    $ 7,956
Cash and money market accounts............................   7,024      5,714
                                                            ------    -------
          Total cash and cash equivalents.................  $9,178    $13,670
                                                            ======    =======

NOTE 4: BALANCE SHEET DETAILS

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable..............................  $18,646    $17,208
  Less: allowance for doubtful accounts..................   (1,000)      (750)
                                                           -------    -------
                                                           $17,646    $16,458
                                                           =======    =======
Inventories:
  Raw materials..........................................  $ 3,747    $ 4,356
  Work-in-process........................................    4,557      3,127
  Finished goods.........................................   14,081      7,991
                                                           -------    -------
                                                           $22,385    $15,474
                                                           =======    =======
Property and equipment:
  Furniture and fixtures.................................  $ 2,051    $ 1,585
  Machinery and equipment................................   19,854     15,692
  Leasehold improvements.................................    2,779      2,779
                                                           -------    -------
                                                            24,684     20,056
  Less: accumulated depreciation and amortization........  (13,958)    (9,979)
                                                           -------    -------
                                                           $10,726    $10,077
                                                           =======    =======
Intangibles and other assets:
  Other assets...........................................  $    98    $   134
  Goodwill...............................................    1,520         --
                                                           -------    -------
                                                             1,618        134
  Less: accumulated amortization.........................     (304)        --
                                                           -------    -------
                                                           $ 1,314    $   134
                                                           =======    =======
Accrued liabilities:
  Accrued compensation...................................  $ 3,655    $ 1,837
  Customer deposits......................................    2,234        101
  Deferred revenue.......................................    1,466        402
  Accrued warranties.....................................      575        626
  Other..................................................    2,425      1,930
                                                           -------    -------
                                                           $10,355    $ 4,896
                                                           =======    =======

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations:

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net income (loss) (numerator)........................  $(21,453)   $ 4,929    $ 5,918
                                                       ========    =======    =======
Shares calculation (denominator):
Average shares outstanding -- basic..................    11,622     10,345     10,106
Effect of Dilutive Securities:
Potential Common Stock relating to stock options
  and warrants.......................................        --      1,178      1,368
                                                       --------    -------    -------
Average shares outstanding -- diluted................    11,622     11,523     11,474
                                                       ========    =======    =======
Net income (loss) per share -- basic.................  $  (1.85)   $  0.48    $  0.59
                                                       ========    =======    =======
Net income (loss) per share -- diluted...............  $  (1.85)   $  0.43    $  0.52
                                                       ========    =======    =======

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

     Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------    -----
                                                              (IN THOUSANDS)
Equipment term loan.........................................  $ 577     $ --
Less: current portion.......................................   (177)      --
                                                              -----     ----
                                                              $ 400     $ --
                                                              =====     ====

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

     Common Stock Warrants. In June 1994, the Company entered into a distribution agreement, in connection with which it issued a warrant to purchase up to 798,748 shares of Common Stock at $5.55 per share. The warrant had a fair value of $200,000, which was charged to results of operations in the second quarter of 1994. The warrant will become exercisable in June 1999 and expire at the earlier of six years from the date of issuance or the closing of a significant acquisition transaction, as defined in the warrant. The Company has reserved 798,748 shares of Common Stock for issuance upon exercise of this warrant.

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

NOTE 9: BENEFIT AND COMPENSATION PLANS

     Stock Option Plans. In 1988, the Company adopted an incentive and non-statutory stock option plan (the "1988 Plan") for which 1,125,917 shares have been reserved for issuance. Following adoption of the 1995 Stock Plan (the "1995 Plan") at the effectiveness of the Company's IPO, no further grants have been, or will be, made under the 1988 Plan. Options granted under the 1988 Plan and the 1995 Plan are for periods not to exceed ten years. Exercise prices of incentive stock option grants under both plans must be at least 100% of the fair market value of the stock at the date of grant and for nonstatutory stock options must be at least 85% of the fair market value of the stock at the date of grant. Under both plans, the options generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. The Company has reserved 1,620,000 shares of Common Stock for issuance under the 1995 Plan. Upon the closing of the acquisition of New Media Communication Ltd. ("NMC") in January 1998, the 1997 Non-Statutory Option Plan (the "1997 Plan") became effective. The Company assumed all outstanding NMC options and issued new options at the closing totaling 400,000 shares. No further grants have been, or will be, made under the 1997 Plan. Options granted under the 1997 Plan were at fair market value and for periods not to exceed ten years with vesting generally under the same terms as the 1988 and 1995 plans.

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

     The following table summarizes activities under the Plans:

                                                                                               WEIGHTED
                                                         SHARES AVAILABLE   STOCK OPTIONS      AVERAGE
                                                            FOR GRANT        OUTSTANDING    EXERCISE PRICE
                                                         ----------------   -------------   --------------
                                                               (IN THOUSANDS, EXCEPT EXERCISE PRICE)
Balance at December 31, 1995...........................          442            1,153           $ 3.67
Options granted........................................         (344)             344            12.72
Options exercised......................................           --             (208)            0.98
Options canceled.......................................            7              (48)            5.75
                                                              ------            -----           ------
Balance at December 31, 1996...........................          105            1,241             6.56
Shares authorized......................................          480               --               --
Options granted........................................         (504)             504            18.08
Options exercised......................................           --             (185)            3.31
Options canceled.......................................          154             (177)           14.26
                                                              ------            -----           ------
Balance at December 31, 1997...........................          235            1,383            10.22
Shares authorized......................................          975               --               --
Options granted........................................       (1,064)           1,064            12.48
Options exercised......................................           --             (187)            4.21
Options canceled.......................................          120             (137)           14.56
                                                              ------            -----           ------
Balance at December 31, 1998...........................          266            2,123           $11.60
                                                              ======            =====           ======

     The following table summarizes information regarding stock options outstanding at December 31, 1998:

                                        STOCK OPTIONS OUTSTANDING
                           ----------------------------------------------------       STOCK OPTIONS EXERCISABLE
                                            WEIGHTED-AVERAGE                      ---------------------------------
                               NUMBER          REMAINING                              NUMBER
        RANGE OF           OUTSTANDING AT   CONTRACTUAL LIFE   WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
     EXERCISE PRICES       DEC. 31, 1998        (YEARS)         EXERCISE PRICE    DEC. 31, 1998     EXERCISE PRICE
     ---------------       --------------   ----------------   ----------------   --------------   ----------------
                                                (IN THOUSANDS, EXCEPT EXERCISE PRICE AND LIFE)
$ 0.30 -  1.80                   345              3.8               $ 0.72             345              $ 0.72
  2.25 -  4.65                   125              8.1                 3.36             118                3.35
  7.20 - 13.75                   788              8.2                11.40             284               11.16
 14.13 - 22.75                   865              8.9                17.30             181               18.55
                               -----              ---               ------             ---              ------
                               2,123              7.7               $11.60             928              $ 7.73
                               =====              ===               ======             ===              ======

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

                                                                1998       1997      1996
                                                              --------    ------    ------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Net income (loss):
  As reported...............................................  $(21,453)   $4,929    $5,918
  Pro forma.................................................   (26,457)    3,209     4,474
Basic net income (loss) per share:
  As reported...............................................  $  (1.85)   $ 0.48    $ 0.59
  Pro forma.................................................     (2.28)     0.31      0.44
Diluted net income (loss) per share:
  As reported...............................................  $  (1.85)   $ 0.43    $ 0.52
  Pro forma.................................................     (2.28)     0.28      0.39

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                EMPLOYEE STOCK OPTIONS              EMPLOYEE STOCK PURCHASE PLAN
                        ---------------------------------------   --------------------------------
                           1998          1997          1996          1998          1997       1996
                        -----------   -----------   -----------   -----------   -----------   ----
Dividend yield........     0.0%          0.0%          0.0%          0.0%          0.0%          0.0%
Volatility............      65%           55%          47.5%          65%           55%         47.5%
Risk-free interest
  rate................  4.4% - 5.6%   5.6% - 6.7%   5.2% - 6.5%   4.6% - 5.5%   5.1% - 6.3%      5.7%
Expected life
  (years).............       4             4             4             2             2           2

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

NOTE 10: INCOME TAXES

     The provision for income taxes consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Current:
  Federal...................................................  $ --    $168    $246
  Foreign...................................................    --      90      41
  State.....................................................    --       1      24
                                                              ----    ----    ----
                                                              $ --    $259    $311
                                                              ====    ====    ====

     The income tax provision reconciles to the provision at the federal statutory rate as follows:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                               1998       1997       1996
                                                              -------    -------    ------
                                                                     (IN THOUSANDS)
Provision at statutory rate.................................  $(7,294)   $ 1,764    $2,118
Differential in rates on foreign earnings...................      774       (111)       --
State taxes, net of federal benefit.........................       --          1        16
Foreign sales corporation benefit...........................       --       (176)       --
Acquired in-process technology and non-deductible
  goodwill..................................................    4,863         --        --
Utilization of net operating loss carryovers................       --     (1,661)   (2,490)
Future benefits not currently recognized....................    2,116        364       429
Alternative minimum tax.....................................       --         51       162
Other.......................................................     (459)        27        76
                                                              -------    -------    ------
                                                              $    --    $   259    $  311
                                                              =======    =======    ======

     Deferred tax assets comprise the following:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Net operating loss carryovers...............................  $   845    $   303    $ 1,964
Research and development credit carryovers..................    3,285      2,452
                                                                                      2,112
Capitalized research and development costs..................       71        234
                                                                                        254
Reserves not currently deductible...........................    2,814      1,657      1,187
Other.......................................................      419         96         12
                                                              -------    -------    -------
          Total deferred tax assets.........................    7,434      4,742      5,529
Valuation allowance.........................................   (7,434)    (4,742)    (5,529)
                                                              -------    -------    -------
Net deferred assets.........................................  $    --    $    --    $    --
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

NOTE 11: RESEARCH AND DEVELOPMENT GRANTS

     BIRD. In accordance with separate agreements signed with the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD") in December 1994 and December 1997, the Company obtained grants for research and development projects amounting to 50% of the actual expenditures incurred on each of the two projects subject to a maximum of $560,000 and $845,000, respectively. The Company earned the maximum of $560,000 under the first grant, which was offset against research and development expenses from 1995 through 1997. Under the second grant, the Company earned approximately $81,000 in 1998, which was also offset against research and development expenses for the same period. The Company is not obligated to repay the grants regardless of the outcome of its development efforts; however, it is obligated to pay the BIRD royalties at the rate of 2.5% - 5% of sales of any products or development resulting from such research, but not in excess of 150% of each grant. During 1998, approximately $175,000 of royalty expense was incurred.

     Chief Scientist. An agreement was signed in May 1998 with the Israeli Chief Scientist Office ("Chief Scientist") in which the Company obtained a grant for a research and development project amounting to 50% of the actual expenditures incurred, subject to a maximum of 1,113,000 Israeli Shekels which translated at the December 31, 1998 exchange rate approximates $265,000. The Company earned $265,000 during 1998, which was offset against research and development expense for the same period. The Company is not obligated to repay the grants regardless of the outcome of its development efforts; however, it is obligated to pay the Chief Scientist royalties at the rate of 3% - 5% of sales of any products or development resulting from such research, but not in excess of 100% of the grant. During 1998, royalty expenses incurred were not significant.

NOTE 12: GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in one industry segment and markets its products worldwide through its own direct sales force and through systems integrators and distributors. The Company has a manufacturing facility located in the U.S., international sales and support centers in Europe and Asia, and its New Media Communication Ltd. subsidiary and a research and development facility in Israel.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Geographic information consists of the following:
Net Sales:
  United States.......................................  $47,422    $30,651    $26,122
  Canada..............................................    7,208     12,806      9,119
  China...............................................   11,647      8,254      1,139
  United Kingdom......................................    3,511      5,530      9,323
  Other foreign countries.............................   14,069     17,201     15,191
                                                        -------    -------    -------
     Total............................................  $83,857    $74,442    $60,894
                                                        =======    =======    =======
Long-lived assets:
  United States.......................................  $10,384    $ 8,617    $ 8,076
  Israel..............................................    1,501      1,373        675
  Other foreign countries.............................       57         87         --
                                                        -------    -------    -------
     Total............................................  $11,942    $10,077    $ 8,751
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

1999.......................................................  $ 1,479
2000.......................................................    1,511
2001.......................................................    1,415
2002.......................................................    1,324
2003.......................................................    1,352
Thereafter.................................................    3,848
                                                             -------
                                                             $10,929
                                                             =======

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

     Exercise of Common Stock Warrant. In March 1999, the Common Stock warrant issued in connection with the 1994 distribution agreement was amended whereby the warrant shall become exercisable immediately prior to the effectiveness of a registration statement of the Company's Common Stock, subject to certain conditions. In consideration of the acceleration of exercisability of the warrant, the warrant holder agreed to reduce the number of shares issuable under the warrant from 798,748 shares to 720,000 shares.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. See Index to Financial Statements at Item 8 on page 27 of this Report:

(a)(2) Exhibits. The documents listed on the Exhibit Index of this Report are filed herewith. The 1999 Proxy Statement shall be deemed to have been "filed" with the Securities and Exchange Commission only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

(b)    Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on April 6, 1999.

                                          HARMONIC INC.

                                          By: /s/    ANTHONY J. LEY

                                            ------------------------------------
                                                       Anthony J. Ley
                                                   Chairman of the Board,
                                                    President and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----
            /s/ ANTHONY J. LEY                 Chairman of the Board, President and      April 6, 1999
------------------------------------------            Chief Executive Officer
             (Anthony J. Ley)                      (Principal Executive Officer)

           /s/ ROBIN N. DICKSON                 Chief Financial Officer (Principal       April 6, 1999
------------------------------------------       Financial and Accounting Officer)
            (Robin N. Dickson)

            /s/ BARRY LEMIEUX*                               Director                    April 6, 1999
------------------------------------------
             (Barry Lemieux)

           /s/ E. FLOYD KVAMME*                              Director                    April 6, 1999
------------------------------------------
            (E. Floyd Kvamme)

            /s/ DAVID A. LANE*                               Director                    April 6, 1999
------------------------------------------
             (David A. Lane)

           /s/ MOSHE NAZARATHY*                              Director                    April 6, 1999
------------------------------------------
            (Moshe Nazarathy)

         /s/ MICHEL L. VAILLAUD*                             Director                    April 6, 1999
------------------------------------------
           (Michel L. Vaillaud)

        *By: /s/ ROBIN N. DICKSON
   ------------------------------------
            (Robin N. Dickson)
             Attorney-In-Fact

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), or (vii) are incorporated herein by reference.

  EXHIBIT
  NUMBER
  -------
 3.1(i)      Certificate of Incorporation of Registrant.
 3.2(i)      Form of Restated Certificate of Incorporation of Registrant.
 3.3(i)      Bylaws of Registrant.
 4.1(i)      Form of Common Stock Certificate.
10.1(i)+     Form of Indemnification Agreement.
10.2(i)+     1988 Stock Option Plan and form of Stock Option Agreement.
10.3(i)+     1995 Stock Plan and form of Stock Option Agreement.
10.4(i)+     1995 Employee Stock Purchase Plan and form of Subscription
             Agreement.
10.5(i)+     1995 Director Option Plan and form of Director Option
             Agreement.
10.6(i)      Registration and Participation Rights and Modification
             Agreement dated as of July 22, 1994 among Registrant and
             certain holders of Registrant's Common Stock.
10.7(i)      Distributor Agreement dated June 15, 1994 by and between
             Registrant and Scientific-Atlanta, Inc.
10.8(i)      Warrant to purchase Common Stock of Registrant issued to
             Scientific-Atlanta, Inc. on June 15, 1994.
10.10(i)     Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco, Inc. on February 10, 1993.
10.14(ii)    Business Loan Agreement, Commercial Security Agreement and
             Promissory Note dated August 26, 1993, as amended on
             September 14, 1995, between Registrant and Silicon Valley
             Bank.
10.15(ii)    Facility lease dated as of January 12, 1996 by and between
             Eastrich No. 137 Corporation and Company.
10.16(iv)    Amended and Restated Loan and Security Agreement dated
             December 24, 1997 between Registrant and Silicon Valley
             Bank.
10.17(iii)+  Change of Control Severance Agreement dated March 27, 1997 between Registrant and Anthony J. Ley.
10.18(iii)+  Form of Change of Control Severance Agreement between
             Registrant and certain executive officers of Registrant.
10.19(iv)    Stock Purchase Agreement, dated September 16, 1997 among
             Registrant, N.M. New Media Communication Ltd., ("NMC") and
             Sellers of NMC.
10.20(v)     First Amendment to Stock Purchase Agreement, dated November
             25, 1997 among Registrant, N.M. New Media Communication
             Ltd., ("NMC") and Sellers of NMC.
10.21(vi)    Registration Rights Agreement dated as of January 5, 1998 by and among the Registrant and the persons and entities listed on Schedule A thereto (the "NMC Shareholders").
10.22*       Second Amended and Restated Loan and Security Agreement
             dated March 5, 1999 between Registrant and Silicon Valley
             Bank.
10.23(vii)   1997 Nonstatutory Stock Option Plan.

  EXHIBIT
  NUMBER
  -------
21.1*        Subsidiaries of Registrant.
23.1         Consent of Independent Accountants.
24.1*        Power of Attorney.
27.1*        Financial Data Schedule.

---------------
  *  Previously Filed

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