Form 10-Q
period 1999-04-02
HARMONIC INC
filed 1999-05-17
CIK 851310

                                                    TOTAL NUMBER OF PAGES  17
                                                                          ----
                                                INDEX TO EXHIBITS AT PAGE  17
                                                                          ----

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended April 2, 1999

                                       OR

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from __________ to ___________

Commission File No.  0-25826


                                  HARMONIC INC.
                      (formerly Harmonic Lightwaves, Inc.)

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

                                 Yes [X] No [ ]


As of May 7, 1999 there were 14,888,265 shares of the Registrant's Common Stock outstanding.

                                  HARMONIC INC.

                                      Index


PART I - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at April 2, 1999
  and December 31, 1998.................................................................        3

  Condensed Consolidated Statements of Operations for the Three Months
  Ended April 2, 1999 and April 3, 1998.................................................        4

  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  April 2, 1999 and April 3, 1998.......................................................        5

  Notes to Condensed Consolidated Financial Statements..................................        6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................        9


PART  II - OTHER INFORMATION

Item 5.  Other Information..............................................................       18
Item 6.  Exhibits and Reports on Form 8-K...............................................       18

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HARMONIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                APRIL 2,             DECEMBER 31,
                                                                                 1999                   1998
                                                                              -----------            -----------
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                                   $    11,432            $     9,178
  Accounts receivable, net                                                         20,753                 17,646
  Inventories                                                                      21,246                 22,385
  Prepaid expenses and other assets                                                 1,282                  1,175
                                                                              -----------            -----------


    Total current assets                                                           54,713                 50,384

Property and equipment, net                                                        11,071                 10,726

Intangibles and other assets                                                        1,241                  1,314
                                                                              -----------            -----------

                                                                              $    67,025            $    62,424
                                                                              ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $     8,252            $     7,534
  Accrued liabilities                                                               9,766                 10,355
  Borrowings under bank facilities                                                    840                     --
  Current portion of long term debt                                                   177                    177
                                                                              -----------            -----------

    Total current liabilities                                                      19,035                 18,066
                                                                              -----------            -----------

Long-term debt, less current portion                                                  350                    400

Other non-current liabilities                                                         510                    484

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
     no shares issued or outstanding                                                   --                     --

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     12,020,306 and 11,725,844 shares issued and outstanding                           12                     12
  Capital in excess of par value                                                   73,159                 70,924
  Accumulated deficit                                                             (26,123)               (27,472)
  Currency translation                                                                 82                     10
                                                                              -----------            -----------
    Total stockholders' equity                                                     47,130                 43,474
                                                                              -----------            -----------

                                                                              $    67,025            $    62,424
                                                                              ===========            ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                               ---------------------------------
                                                  APRIL 2,             APRIL 3,
                                                   1999                 1998
                                               -----------           -----------
Net sales                                      $    30,263           $    16,204

Cost of sales                                       17,852                11,114
                                               -----------           -----------

Gross profit                                        12,411                 5,090
                                               -----------           -----------

Operating expenses:
  Research and development                           3,694                 3,423
  Sales and marketing                                5,180                 4,072
  General and administrative                         1,770                 2,148
  Acquired in-process technology                        --                14,000
                                               -----------           -----------

Total operating expenses                            10,644                23,643
                                               -----------           -----------

Income (loss) from operations                        1,767               (18,553)

Interest and other income, net                          32                   188
                                               -----------           -----------

Income (loss) before income taxes                    1,799               (18,365)

Provision for income taxes                             450                    --
                                               -----------           -----------

Net income (loss)                              $     1,349           $   (18,365)
                                               ===========           ===========

Net income (loss) per share
  Basic                                        $      0.11           $     (1.60)
                                               ===========           ===========
  Diluted                                      $      0.10           $     (1.60)
                                               ===========           ===========

Weighted average shares
  Basic                                             11,924                11,475
                                               ===========           ===========
  Diluted                                           13,346                11,475
                                               ===========           ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                 ------------------------------------
                                                                                 APRIL 2, 1999          APRIL 3, 1998
                                                                                 ------------           -------------
Cash flows from operating activities:
  Net income (loss)                                                               $     1,349            $   (18,365)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                       1,230                  1,080
    Acquired in-process technology                                                         --                 14,000
    Changes in assets and liabilities, net of effect of acquisition:
      Accounts receivable                                                              (3,107)                 2,209
      Inventories                                                                       1,173                   (262)
      Prepaid expenses and other assets                                                  (105)                   454
      Accounts payable                                                                    718                    634
      Accrued and other liabilities                                                      (564)                  (186)
                                                                                  -----------            -----------

        Net cash provided by (used in) operating activities                               694                   (436)

Cash flows used in investing activities:
  Acquisition of property and equipment                                                (1,499)                  (761)
  Acquisition of New Media Communication Ltd., net of cash
     received                                                                              --                   (272)
                                                                                  -----------            -----------

        Net cash used in investing activities                                          (1,499)                (1,033)
                                                                                  -----------            -----------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                           2,235                    478
  Borrowings under bank line                                                              840                     --
  Repayments under bank line and term loan                                                (50)                  (185)
                                                                                  -----------            -----------

        Net cash provided by financing activities                                       3,025                    293

Effect of exchange rate changes on cash
  and cash equivalents                                                                     34                    (11)
                                                                                  -----------            -----------

Net increase (decrease) in cash and cash equivalents                                    2,254                 (1,187)

Cash and cash equivalents at beginning of period                                        9,178                 13,670
                                                                                  -----------            -----------

Cash and cash equivalents at end of period                                        $    11,432            $    12,483
                                                                                  ===========            ===========

Supplemental disclosure of cash flow information:

  Interest paid during the period                                                 $        25            $         9

  Income taxes paid during the period                                             $        21            $        68


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS  OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report Form 10-K and on Form 10-K/A which were filed with the Securities and Exchange Commission on March 17, 1999 and April 7, 1999 respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999, or any other future period.


NOTE 2 - ACQUISITION OF N.M. NEW MEDIA COMMUNICATION LTD.

In January 1998, the Company acquired N.M. New Media Communication Ltd. ("NMC"), which has recently changed its name to Harmonic Data Systems Ltd. ("HDS"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 1,037,911 shares of Harmonic common stock, and the assumption of all outstanding NMC stock options. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price of $17.6 million was allocated to the acquired assets, in-process technology and goodwill. A one-time charge of $14.0 million was recorded in the first quarter of 1998 for in-process technology acquired. Goodwill of $1.5 million is being amortized over the estimated useful life of five years. NMC has been a development stage company since its founding in 1996 and its revenues through April 2, 1999 were not material in relation to those of the Company.


NOTE 3 - INVENTORIES


                               APRIL 2,           DECEMBER 31,
                                1999                 1998
----------------------------------------          -----------
IN THOUSANDS                 (UNAUDITED)
Raw materials                $     4,865          $     3,747
Work-in-process                    4,009                4,557
Finished goods                    12,372               14,081
                             -----------          -----------
                             $    21,246          $    22,385
                             ===========          ===========


NOTE 4 - NET INCOME (LOSS) PER SHARE

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options and warrants. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants rather than the higher of the average or ending price as used in the computation of fully diluted EPS.

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                                           THREE MONTHS ENDED
                                                   ---------------------------------
                                                     APRIL 2,              APRIL 3,
                                                       1999                 1998
--------------------------------------------------------------           -----------
IN THOUSANDS  (UNAUDITED)

Net income (loss) (numerator)                      $     1,349           $   (18,365)
                                                   ===========           ===========

Shares calculation (denominator):

Average shares outstanding - basic                      11,924                11,475

Effect of Dilutive Securities:

Potential Common Stock relating
  to stock options and warrants                          1,422                    --
                                                   -----------           -----------

Average shares outstanding - diluted                    13,346                11,475
                                                   ===========           ===========

Net income (loss) per share - basic                $      0.11           $     (1.60)
                                                   ===========           ===========

Net income (loss) per share - diluted              $      0.10           $     (1.60)
                                                   ===========           ===========


Options and warrants to purchase 89,800 and 980,018 shares of Common Stock were outstanding during the quarters ended April 2, 1999 and April 3, 1998, respectively, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the Common Stock or inclusion of such options would have been antidilutive. The price ranges of these options and warrants were from $22.75 to $27.63 per share for the quarter ended April 2, 1999 and $0.30 to $22.75 per share for the quarter ended April 3, 1998.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income (loss) was as follows:


                                                       THREE MONTHS ENDED
                                                  ------------------------------
                                                   APRIL 2,             APRIL 3,
                                                    1999                  1998
----------------------------------------------------------              --------
IN THOUSANDS (UNAUDITED)
Net income (loss)                                 $  1,349              $(18,365)
Other comprehensive income (loss)                       72                   (20)
                                                  --------              --------

   Total comprehensive income (loss)              $  1,421              $(18,385)
                                                  ========              ========

NOTE 6 - SUBSEQUENT EVENT

In April 1999, the Company completed a public offering of 2,800,000 at a price of $30.25 per share. Of these 2,800,000 shares, 2,000,000 shares were sold by the Company and 800,000 shares were sold by selling shareholders. An additional 50,000 shares were sold by the Company to the underwriters to cover over-allotments. Total net proceeds to the Company were approximately $58.3 million, after underwriter discounts and commissions and estimated costs. The shares sold by selling shareholders included 720,000 shares held by Scientific-Atlanta, Inc. pursuant to the exercise of a warrant for which the Company received $4.0 million upon such warrant's exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Harmonic Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Our solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access, telephony and video on demand. We offer a broad range of fiber optic transmission and digital headend products for hybrid fiber coax, satellite and wireless networks, and our acquisition of New Media Communication Ltd., which has recently changed its name to Harmonic Data Systems Ltd., in January 1998 has allowed us to develop and expand our product offerings to include high-speed data delivery software and hardware.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenue, gross margins, and expense levels, future capital expenditures, future cash flows and future borrowing capability. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Net Sales

The Company's net sales increased 87% from $16.2 million in the first quarter of 1998 to $30.3 million in the first quarter of 1999. The increase in net sales was attributable primarily to the sale of new products, including METROLink DWDM systems, PWRBlazer Scaleable Nodes and TRANsend digital headend products, which began volume shipment during the middle of 1998. This increase was also attributable to increases in spending by domestic and international customers. During the first quarter of 1999, domestic sales increased by 89%, principally due to increased shipments to TCI, which was recently acquired by AT&T, while international sales increased 84% due primarily to higher shipments to Canada as severe weather conditions impacted sales to Canada in the first quarter of 1998. International sales represented 42% of net sales in the first quarter of 1999 compared to 43% in the first quarter of 1998.

Gross Profit

Gross profit increased from $5.1 million (31% of net sales) in the first quarter of 1998 to $12.4 million (41% of net sales) in the first quarter of 1999. The increases in gross profit and gross margins were due principally to higher unit sales volume which allowed the Company to improve fixed cost absorption and realize increasing economies of scale through higher absorption and purchasing volumes. In addition, in the first quarter of 1998, the Company increased its inventory reserves for certain existing products following the introduction of several new products.

Research and Development

Research and development expenses increased from $3.4 million in the first quarter of 1998 to $3.7 million in the first quarter of 1999, but decreased as a percentage of net sales from 21% to 12%. The increase in absolute spending was principally attributable to higher payroll expenses partially offset by lower prototype material costs in connection with the PWRBlazer Scaleable Node and TRANsend digital development programs due to commencement of volume shipment of these products during the middle of 1998. The decrease in research and development expenses as a percentage of net sales was principally attributable to increased net sales. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $4.1 million in the first quarter of 1998 to $5.2 million in the first quarter of 1999, but decreased as a percentage of net sales from 25% to 17%. The increase in absolute expenses was primarily due to higher headcount and costs associated with expansion of the sales and marketing organizations to provide wider geographic coverage and support for the new digital products, as well as higher sales commissions related to increased net sales. In addition, higher promotional expenses including one-time costs associated with the Company's name change contributed to the increase. The decrease in sales and marketing expenses as a percentage of net sales was principally attributable to increased net sales. Harmonic anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses decreased from $2.1 million (13% of net sales) in the first quarter of 1998 to $1.8 million (6% of net sales) in the first quarter of 1999. The decrease in expenses was attributable to an increase in accounts receivable reserve levels in the first quarter of 1998 as a result of the financial situation in Asia which had impacted certain of the Company's distributors, partially offset by higher payroll expenses in the first quarter of 1999. The decrease in expenses as a percentage of net sales was also attributable to higher net sales in the first quarter of 1999. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Interest and Other Income, Net

Interest and other income, net, consisting principally of interest income, was not significant in the first quarter of 1999 compared to $0.2 million in the first quarter of 1998. The decrease in the first quarter of 1999 was due primarily to lower interest income on lower average cash and cash equivalents balances.

Income Taxes

A provision for income taxes of $450,000 was recorded for the first quarter of 1999 based on an estimated annual tax rate of 25%. No provision for income taxes was recorded for the first quarter of 1998 due to the net loss for the quarter. Beyond 1999, the Company expects to have an effective annual tax rate that approximates statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was approximately $0.7 million in the first quarter of 1999 compared to cash used in operations of approximately $0.4 million in the first quarter of 1998. The increase in cash provided by operations was primarily due to net income in the first quarter of 1999 compared to a net loss in the first quarter of 1998 and lower inventory partially offset by higher accounts receivable.

Additions to property, plant and equipment were approximately $0.8 million and $1.5 million in the first quarters of 1998 and 1999, respectively. The increase in 1999 compared to 1998 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity. The Company expects to spend approximately $6.0 million on capital expenditures in 1999, primarily for manufacturing and test equipment.

As of April 2, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $11.4 million and a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires in March 2000. Borrowings pursuant to the line bear interest at the bank's prime rate plus 0.5% (prime rate plus 1.0% under the term loan) and are payable monthly. The Company has guaranteed certain borrowing of its subsidiaries totaling $0.7 million with letters of credit and had total letters of credit issued under the line of $2.0 million, which expire at various dates over the next twelve months. Outstanding borrowings under credit facilities were $1.4 million as of April 2, 1999. The

Company expects that it will be able to renew or replace the line of credit facility upon its expiration on terms acceptable to the Company.

Subsequent to the end of the first quarter, Harmonic raised approximately $58.3 million, net of offering costs from a public offering of its Common Stock which was completed in April 1999. The Company believes that the net proceeds from the public offering, together with its existing liquidity sources and anticipated funds from operations, will satisfy its cash requirements for at least the next twelve months.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic's subsidiaries in Israel and in the United Kingdom. Harmonic has not engaged in hedging activities as of April 2, 1999 and does not expect to do so in the foreseeable future.

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

Based upon the assessments to date, all hardware products currently under development or released, and all software products currently under development are Y2K compliant. Certain software products currently installed at customer sites are not Y2K compliant and Harmonic is working with its customers to provide migration paths for each product. Harmonic's significant internal systems have been purchased from outside vendors and are Y2K compliant. Harmonic is in the process of upgrading internal systems that are not currently Y2K compliant, and expects to have this process completed during the third quarter of 1999. To date, Y2K costs have not been material to Harmonic and Harmonic does not expect that its Y2K costs will exceed $100,000 in the future. Harmonic currently does not have a contingency plan to address Y2K issues related to its products and internal systems, but will develop a contingency plan by the end of the third quarter of 1999 if its products and internal systems are not yet Y2K compliant. In addition, Harmonic is working with its suppliers and business partners to identify at what stage they are in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. Harmonic will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. Harmonic currently does not anticipate that the cost of its Y2K program will be material to its financial condition and results of operations.

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

While our net sales increased during the last four quarters from the level achieved in the first quarter of 1998 due to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. We cannot predict when cable television spending outside of North America will increase and whether North American cable television spending will continue to grow. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Historically, a significant majority of our sales have been to relatively few customers. Sales to our ten largest customers in 1996, 1997 and 1998 and the first quarter of 1999 accounted for approximately 72%, 56%, 66% and 77%, respectively, of net sales. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. For example, in the second half of 1998 and first quarter of 1999, sales to TeleCommunications, Inc., or TCI, which was recently acquired by AT&T, represented approximately 23% and 22%, respectively, of our net sales. In addition, in 1998 sales to a Chinese distributor represented approximately 11% of our net sales and in the first quarter of 1999 sales to our Canadian distributor represented approximately 14% of our net sales. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

We depend on our international sales and are subject to the risks associated with international operations.

Sales to customers outside of the United States in 1997, 1998 and the first quarter of 1999 represented 59%, 43% and 42% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

In recent periods, certain Asian and Latin American currencies have devalued significantly in relation to the U.S. dollar. We believe that financial developments in Asia and Latin America were a major factor contributing to lower international net sales in fiscal 1998 as compared to fiscal 1997. In addition, the uncertain financial situation in Asia has placed financial pressure on some of our distributors. In response, we increased accounts receivable reserves in the first quarter of 1998. We are continuing to evaluate the effect on our business of recent financial developments in Asia and Latin America. Given the current economic uncertainties in China and throughout Asia, we cannot assure you that shipment of orders to Asia, including China, will be made as scheduled, or at all. We cannot assure you that our sales and collection cycles in Asia and Latin America will not continue to be harmed by the uncertain financial climate. In particular, the Company cannot predict the effect on its business, if any, of recent tensions between the U.S. and China resulting from the NATO bombing of the Chinese embassy in Belgrade.

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

The market for cable television transmission equipment is extremely competitive and has been characterized by rapid technological change. Harmonic's current competitors include significantly larger corporations such as ADC Telecommunications, ANTEC (a company owned in part by AT&T), General Instrument, Philips and Scientific-Atlanta. Additional competition could come from new entrants in the broadband communications equipment market, such as Lucent Technologies. Most of these companies are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by cable television operators. In addition, many of our competitors have more long standing and established relationships with domestic and foreign cable television operators than we do. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

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

The acquisition of N.M. New Media Communication Ltd. ("NMC"), which has recently changed its name to Harmonic Data Systems Ltd. ("HDS"), has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. The acquisition of NMC in January 1998 has allowed us to develop and expand our product offerings to include broadband high-speed data delivery hardware and software and increased the scope of our international operations in Israel. The acquisition of NMC continues to impose challenges, including:


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

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

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

PART  II

ITEM 5.  OTHER INFORMATION

     Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1999 annual meeting of stockholders on April 12, 1999, the deadline for receipt of any such stockholder proposal for the 2000 annual meeting of stockholders is February 26, 20000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits


    Exhibit #     Description of Document
    ---------     -----------------------
      27.1        Financial Data Schedule


B.  Reports on Form 8-K

     In a Report on Form 8-K dated March 24, 1999, Harmonic announced the merger of its subsidiary with and into Harmonic pursuant to which Harmonic changed its corporate name from Harmonic Lightwaves, Inc. to Harmonic Inc.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 17, 1999

                               HARMONIC INC.
                               (Registrant)


                               By:  /s/       Robin N. Dickson
                                  ---------------------------------------
                                  Robin N. Dickson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  HARMONIC INC.

                                Index to Exhibits


EXHIBIT NO.          DESCRIPTION OF DOCUMENT
-----------          -----------------------
27.1                 Financial Data Schedule
