Form 10-Q
period 1999-07-02
HARMONIC INC
filed 1999-08-16
CIK 851310

                                                  TOTAL NUMBER OF PAGES       22
                                                  INDEX TO EXHIBITS AT PAGE   22

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended July 2, 1999

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

                              Yes [X]   No [ ]

As of July 2, 1999 there were 15,069,115 shares of the Registrant's Common Stock outstanding.

                                 HARMONIC INC.

                                     Index


PART I - FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----

Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at July 2, 1999
  and December 31, 1998.......................................................................3

  Condensed Consolidated Statements of Operations for the Three Months and Six Months
  Ended July 2, 1999 and July 3, 1998.........................................................4

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  July 2, 1999 and July 3, 1998...............................................................5

  Notes to Condensed Consolidated Financial Statements........................................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................9


PART  II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................................20

Item 5.  Other Information...................................................................21

Item 6.  Exhibits and Reports on Form 8-K....................................................21

PART I - FINANCIAL  INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HARMONIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           JULY 2,          DECEMBER 31,
                                                                            1999                1998
                                                                        ------------        ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                             $     32,188        $      9,178
  Short-term investments                                                      25,510                  --
  Accounts receivable, net                                                    26,885              17,646
  Inventories                                                                 24,174              22,385
  Prepaid expenses and other assets                                            2,264               1,175
                                                                        ------------        ------------

    Total current assets                                                     111,021              50,384

Long-term marketable investments                                              16,114                  --

Property and equipment, net                                                   12,033              10,726

Intangibles and other assets                                                   1,165               1,314
                                                                        ------------        ------------
                                                                        $    140,333        $     62,424
                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $     12,309        $      7,534
  Accrued liabilities                                                         12,345              10,355
  Current portion of long-term debt                                               --                 177
                                                                        ------------        ------------

    Total current liabilities                                                 24,654              18,066
                                                                        ------------        ------------

Long-term debt, less current portion                                              --                 400

Other non-current liabilities                                                    529                 484

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized; no shares issued or outstanding                                  --                  --

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     15,069,115 and 11,725,844 shares issued and outstanding                      15                  12

  Capital in excess of par value                                             137,256              70,924

  Accumulated deficit                                                        (22,268)            (27,472)

  Accumulated other comprehensive income                                         147                  10
                                                                        ------------        ------------

    Total stockholders' equity                                               115,150              43,474
                                                                        ------------        ------------

                                                                        $    140,333        $     62,424
                                                                        ============        ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           ----------------------------         ----------------------------
                                             JULY 2,           JULY 3,            JULY 2,           JULY 3,
                                              1999              1998               1999              1998
                                           ----------        ----------         ----------        ----------
Net sales                                  $   37,902        $   18,174         $   68,165        $   34,378

Cost of sales                                  21,946            11,512             39,798            22,626
                                           ----------        ----------         ----------        ----------

Gross profit                                   15,956             6,662             28,367            11,752
                                           ----------        ----------         ----------        ----------

Operating expenses:
  Research and development                      3,479             3,243              7,173             6,666
  Sales and marketing                           6,106             4,797             11,286             8,869
  General and administrative                    1,942             1,551              3,712             3,699
  Acquired in-process technology                    -                 -                  -            14,000
                                           ----------        ----------         ----------        ----------

Total operating expenses                       11,527             9,591             22,171            33,234
                                           ----------        ----------         ----------        ----------

Income (loss) from operations                   4,429            (2,929)             6,196           (21,482)

Interest and other income, net                    711                44                743               232
                                           ----------        ----------         ----------        ----------

Income (loss) before income taxes               5,140            (2,885)             6,939           (21,250)

Provision for income taxes                      1,285                 -              1,735                 -
                                           ----------        ----------         ----------        ----------

Net income (loss)                          $    3,855        $   (2,885)        $    5,204        $  (21,250)
                                           ==========        ==========         ==========        ==========


Net income (loss) per share
  Basic                                    $     0.27        $    (0.25)        $     0.40        $    (1.85)
                                           ==========        ==========         ==========        ==========
  Diluted                                  $     0.25        $    (0.25)        $     0.36        $    (1.85)
                                           ==========        ==========         ==========        ==========

Weighted average shares
  Basic                                        14,439            11,591             13,162            11,481
                                           ==========        ==========         ==========        ==========
  Diluted                                      15,698            11,591             14,619            11,481
                                           ==========        ==========         ==========        ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                              -------------------------------
                                                                              JULY 2, 1999       JULY 3, 1998
                                                                              ------------       ------------

Cash flows from operating activities:
  Net income (loss)                                                           $      5,204       $    (21,250)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                    2,517              2,199
    Acquired in-process technology                                                       -             14,000
    Changes in assets and liabilities, net of effect of acquisition:
      Accounts receivable                                                           (9,239)             3,181
      Inventories                                                                   (1,748)            (2,685)
      Prepaid expenses and other assets                                             (1,068)               973
      Accounts payable                                                               4,775              2,594
      Accrued and other liabilities                                                  1,888              2,894
                                                                              ------------       ------------

        Net cash provided by (used in) operating activities                          2,329              1,906

Cash flows used in investing activities:
  Purchase of investments                                                          (41,645)                 -
  Acquisition of property and equipment                                             (3,668)            (2,410)
  Acquisition of Harmonic Data Systems Ltd.; net of cash                                 -               (272)
  received
                                                                              ------------       ------------

        Net cash used in investing activities                                      (45,313)            (2,682)
                                                                              ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                       66,335                973
  Borrowings under bank line                                                           840                  -
  Repayments under bank line and term loan                                          (1,270)              (648)
                                                                              ------------       ------------

        Net cash provided by financing activities                                   65,905                325

Effect of exchange rate changes on cash
  and cash equivalents                                                                  89                 18
                                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents                                23,010               (433)

Cash and cash equivalents at beginning of period                                     9,178             13,670
                                                                              ------------       ------------

Cash and cash equivalents at end of period                                    $     32,188       $     13,237
                                                                              ============       ============

Supplemental schedule of cash flow information:

  Interest paid during the period                                             $         37       $         35

  Income taxes paid during the period                                         $         70       $         80


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS  OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K and on From 10-K/A which were filed with the Securities and Exchange Commission on March 17, 1999 and April 7, 1999, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999, or any other future period.


NOTE 2 - ACQUISITION OF N.M. NEW MEDIA COMMUNICATION LTD.

In January 1998, the Company acquired N.M. New Media Communication Ltd. ("NMC"), which has recently changed its name to Harmonic Data Systems Ltd. ("HDS"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 1,037,911 shares of Harmonic common stock and the assumption of all outstanding NMC stock options. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price of $17.6 million was allocated to the acquired assets, in-process technology and goodwill. A one-time charge of $14.0 million was recorded in the first quarter of 1998 for in-process technology acquired. Goodwill of $1.5 million is being amortized over the estimated useful life of five years. NMC has been a development stage company since its founding in 1996 and its revenues through July 2, 1999 were not material in relation to those of the Company.


NOTE 3 - INVENTORIES

                                                                        JULY 2,     DECEMBER 31,
                                                                          1999         1998
---------------------------------------------------------------------------------   ------------
   IN THOUSANDS                                                       (UNAUDITED)

   Raw materials                                                     $      5,806   $      3,747
   Work-in-process                                                          4,211          4,557
   Finished goods                                                          14,157         14,081
                                                                     ------------   ------------
                                                                     $     24,174   $     22,385
                                                                     ============   ============


NOTE 4 - PUBLIC OFFERING

In April 1999, the Company completed a public offering of 2,800,000 shares of common stock at a price of $30.25 per share. Of these 2,800,000 shares, 2,000,000 shares were sold by the Company and 800,000 shares were sold by selling stockholders. An additional 50,000 shares were sold by the Company to the underwriters to cover over-allotments. Total net proceeds to the Company were approximately $58.3 million, after underwriter discounts and commissions and expenses. The shares sold by selling stockholders included 720,000 shares held by Scientific-Atlanta, Inc. Scientific-Atlanta, Inc. acquired these shares pursuant to the exercise of a warrant for which the Company received $4.0 million upon such warrant's exercise.


NOTE 5 - INVESTMENTS

The Company's investments are comprised of U.S. government obligations and corporate debt securities. The Company classifies its investments as held-to-maturity and records them at amortized cost in accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to completion of the public offering in April 1999 all investment securities had maturities of 90 days or less and accordingly were classified as cash and cash equivalents.

The following table summarizes debt maturities at July 2, 1999.

DEBT MATURITY SUMMARY                                                                     AMORTIZED
IN THOUSANDS (UNAUDITED)                                                                    COST
----------------------------------------------                                           ----------
Less than one year                                                                       $   25,510
Due in 1-2 years                                                                             16,114
                                                                                         ----------
                                                                                         $   41,624
                                                                                         ==========


NOTE 6 - NET INCOME  (LOSS) PER SHARE

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

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              ----------------------------          ----------------------------
                                                JULY 2,           JULY 3,             JULY 2,           JULY 3,
                                                 1999              1998                1999              1998
--------------------------------------------------------        ----------          ----------        ----------

IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

Net income (loss) (numerator)                 $    3,885        $   (2,885)         $    5,204        $  (21,250)
                                              ==========        ==========          ==========        ==========

Shares calculation (denominator):

Average shares outstanding - basic                14,439            11,591              13,162            11,481

Effect of dilutive securities:

Potential common stock relating
 to stock options and warrants                     1,259                --               1,457                --
                                              ----------        ----------          ----------        ----------

Average shares outstanding - diluted              15,698            11,591              14,619            11,481
                                              ==========        ==========          ==========        ==========

Net income (loss) per share - basic           $     0.27        $    (0.25)         $     0.40        $    (1.85)
                                              ==========        ==========          ==========        ==========

Net income (loss) per share - diluted         $     0.25        $    (0.25)         $     0.36        $    (1.85)
                                              ==========        ==========          ==========        ==========

Options and warrants to purchase approximately 0.3 million shares of common stock were outstanding during the three and six month periods ended July 2, 1999 and 3.0 million shares of common stock were outstanding during the three and six periods ending July 3, 1998, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been antidilutive. The price ranges of these options and warrants were from $49.38 to $57.44 per share for the three month period ended July 2, 1999 and from $45.63 to $57.44 per share for the six month period ended July 2, 1999. The price ranges of these options and warrants were from $0.30 to $22.75 per share for the three and six month periods of 1998.


NOTE 7 - COMPREHENSIVE INCOME

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

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              ----------------------------         ----------------------------
                                                JULY 2,           JULY 3,            JULY 2,         JULY 3,
                                                 1999              1998               1999              1998
                                              ----------        ----------         ----------        ----------
IN THOUSANDS (UNAUDITED)

Net income (loss)                             $    3,885        $   (2,885)        $    5,204        $  (21,250)
Other comprehensive income                            65                22                137                 2
                                              ----------        ----------         ----------        ----------

   Total comprehensive income (loss)          $    3,950        $   (2,863)        $    5,341        $  (21,248)
                                              ==========        ==========         ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Harmonic Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Our solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access, telephony and video on demand. We offer a broad range of fiber optic transmission and digital headend products for hybrid fiber coax, satellite and wireless networks, and our acquisition in January 1998 of New Media Communication Ltd., which changed its name to Harmonic Data Systems Ltd., has allowed us to develop and expand our product offerings to include high-speed data delivery software and hardware.

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


RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 109% from $18.2 million in the second quarter of 1998 to $37.9 million in the second quarter of 1999. For the six month periods, net sales increased 98% from $34.4 million in the first six months of 1998 to $68.2 million in the first six months of 1999. The increases in net sales were attributable primarily to the sale of new products, including METROLink DWDM systems and PWRBlazer Scaleable Nodes, which began volume shipment during the middle of 1998. The increases were also attributable to higher spending by domestic and international customers. During the second quarter of 1999, domestic sales increased by 147%, principally due to increased shipments to AT&T. AT&T represented 40% of net sales during the second quarter of 1999 compared to 9% of net sales in the second quarter of 1998. International sales increased 56% during the second quarter of 1999, primarily due to higher shipments to Canada and Asia. International sales represented 31% of net sales in the second quarter of 1999 compared to 42% in the second quarter of 1998.

GROSS PROFIT

Gross profit increased from $6.7 million (37% of net sales) in the second quarter of 1998 to $16.0 million (42% of net sales) in the second quarter of 1999. For the six month periods, gross profit increased from $11.8 million (34% of net sales) in the first six months of 1998 to $28.4 million (42% of net sales) in the first six months of 1999. The increases in gross profit and gross margins were principally due to higher unit volume which allowed the Company to improve fixed cost absorption and realize increased economies of scale through higher production and purchasing volumes, and to reductions in product start-up costs. In addition, in the first quarter of 1998, the Company increased its inventory reserves for certain existing products following the introduction of several new products.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $3.2 million (18% of net sales) in the second quarter of 1998 to $3.5 million (9% of net sales) in the second quarter of 1999. For the six month periods, research and development expenses increased from $6.7 million (19% of net sales) in 1998 to $7.2 million (11% of net sales) in 1999. The increases in absolute spending in both periods were principally attributable to higher payroll expenses. These increases were partially offset by lower prototype material costs and higher amounts of grants earned in Israel which are netted against research and development expenses. The decreases in research and development expenses as a percentage of net sales were principally attributable to increased net sales. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

SALES AND MARKETING

Sales and marketing expenses increased from $4.8 million (26% of net sales) in the second quarter of 1998 to $6.1 million (16% of net sales) in the second quarter of 1999. For the six month periods, sales and marketing expenses increased from $8.9 million (26% of net sales) in 1998 to $11.3 million (17% of net sales) in 1999. The increases in absolute dollars were primarily due to higher headcount and costs associated with expansion of the sales and marketing organizations to provide wider geographic coverage and support for new products, as well as higher sales commissions related to increased net sales. The decreases in sales and marketing expenses as a percentage of net sales were principally attributable to increased net sales. Harmonic anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $1.6 million (9% of net sales) in the second quarter of 1998 to $1.9 million (5% of net sales) in the second quarter of 1999. For the six month periods, general and administrative expenses were $3.7 million in both 1998 and 1999, but decreased as a percentage of net sales from 11% in 1998 to 5% in 1999. The increase in absolute dollars in the second quarter of 1999 was principally due to higher payroll expenses while the flat expenses for the six month periods of 1998 and 1999 were due to higher payroll expenses in 1999 partially offset by an increase in accounts receivable reserve levels in the first quarter of 1998 as a result of the financial situation in Asia which had impacted certain of the Company's distributors. The decreases in general and administrative expenses as a percentage of net sales were attributable to higher net sales. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, consisting principally of interest income, increased from a nominal amount in the second quarter of 1998 to $0.7 million in the second quarter of 1999 and from $0.2 million for the six month period of 1998 to $0.7 million for the six month period of 1999. The increases were due primarily to interest earned on cash and cash equivalents and marketable investments, following the closing of the Company's public offering of common stock in April 1999.

INCOME TAXES

The provisions for income taxes for both periods of 1999 are based on an estimated annual tax rate of 25%. No provision for income taxes was recorded for either period of 1998 due to the net losses incurred. Beyond 1999, the Company expects to have an effective annual tax rate that approximates statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

In April 1999 the Company completed a public offering of its common stock, raising approximately $58.3 million, net of offering expenses. The Company also received $4.0 million from exercise of a warrant. As of July 2, 1999, cash and cash equivalents and short-term investments totaled $57.7 million and long-term investments were $16.1 million.

Cash provided by operations was approximately $2.3 million for the six months ended July 2, 1999 compared to $1.9 million for the six months ended July 3, 1998. The increase in cash provided by operations was primarily due to net income in the first six months of 1999 compared to a net loss in the first six months of 1998 partially offset by higher accounts receivable.

The Company has a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires in March 2000. Borrowings pursuant to the line bear interest at the bank's prime rate plus 0.5% (prime rate plus 1.0% under the term loan) and are payable monthly. The line is secured by substantially all of the Company's assets. The Company has guaranteed certain borrowing of its subsidiaries totaling $0.6 million with letters of credit and had total letters of credit issued under the line of $1.9 million which expire at various dates over the next twelve months. There were no outstanding borrowings under the credit facilities as of July 2, 1999.

Additions to property, plant and equipment were approximately $2.4 million and $3.7 million in the first six months of 1998 and 1999, respectively. The increase in 1999 compared to 1998 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity. The Company expects to spend approximately $8.0 million on capital expenditures in 1999, primarily for manufacturing and test equipment.

The Company believes that the net proceeds from the public offering, together with its existing liquidity sources and anticipated funds from operations, will satisfy its cash requirements for at least the next twelve months.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic's subsidiaries in Israel and in the United Kingdom. Harmonic has not engaged in hedging activities as of July 2, 1999 and does not expect to do so in the foreseeable future.

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

Harmonic's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of marketable debt securities of various issuers, types and maturities. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as held-to-maturity and are recorded at amortized cost. While Harmonic intends to hold its investment securities to maturity there is risk that losses could be incurred if it were to sell any of its securities prior to maturity.


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

Based upon the assessments to date, all hardware products currently under development or released, and all software products currently under development are Y2K compliant. Certain software products currently installed at customer sites are not Y2K compliant and Harmonic is working with its customers to provide migration paths for each product. Harmonic's significant internal systems have been purchased from outside vendors and are Y2K compliant. Harmonic is in the process of upgrading internal systems that are not currently Y2K compliant, and expects to have this process completed during the fourth quarter of 1999. To date, Y2K costs have not been material to Harmonic and Harmonic does not expect that its Y2K costs will exceed $100,000 in the future. Harmonic currently does not have a contingency plan to address Y2K issues related to its products and internal systems, but will develop a contingency plan by the end of the fourth quarter of 1999 if its products and internal systems are not yet Y2K compliant. In addition, Harmonic is working with its suppliers and business partners to identify at what stage they are in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. Harmonic will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. Harmonic currently does not anticipate that the cost of its Y2K program will be material to its financial condition and results of operations.

Although Harmonic has established and substantially completed its program to address Y2K issues, the failure of Harmonic products to operate properly with regard to the Y2K requirements could (a) cause Harmonic to incur unanticipated expenses to remedy any problems, (b) cause a reduction in sales and (c) expose Harmonic to related litigation by its customers, each of which could harm our business, operating results and financial condition. In addition, Harmonic and third parties with whom it conducts business may utilize equipment or software that may not be Y2K compliant. Failure of Harmonic's or any such third party's equipment or software to operate properly with regard to the Y2K requirements could cause, among other things, Harmonic or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Y2K issues as companies expend significant resources to evaluate and to correct their equipment or software for Y2K compliance and as they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by Harmonic, which could have a material adverse effect on Harmonic business, operating results and financial condition.


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

    -   changes in market demand;

    -   the timing and amount of customer orders, particularly for AT&T;

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

While our net sales increased during the last five quarters from the level achieved in the first quarter of 1998 due to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. We cannot predict when cable television spending outside of North America will increase and whether North American cable television spending will continue to grow. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

OUR CUSTOMER BASE IS HIGHLY CONCENTRATED AND THE LOSS OF AT&T OR ANY OF OUR KEY CUSTOMERS WOULD HARM OUR BUSINESS.

Historically, a significant majority of our sales have been to relatively few customers. More recently, sales to one customer, AT&T, has accounted for an increasingly significant portion of our net sales. Sales to our ten largest customers in 1997 and 1998, and the first half of 1999 accounted for approximately 56%, 66% and 78%, respectively, of net sales. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to AT&T and relatively few other customers will continue to account for a significant percentage of our net sales for the foreseeable future. In the second quarter of 1999 sales to AT&T represented approximately 40% of our net sales compared to approximately 22% in the prior three quarters. In addition, in 1998 sales to a Chinese distributor represented approximately 11% of our net sales and in the first half of 1999 sales to our Canadian distributor represented approximately 12% of our net sales. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

WE DEPEND ON OUR INTERNATIONAL SALES AND ARE SUBJECT TO THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Sales to customers outside of the United States in 1997, 1998 and the first half of 1999 represented 59%, 43% and 36% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

In recent periods, certain Asian and Latin American currencies have devalued significantly in relation to the U.S. dollar. We believe that financial developments in Asia and Latin America were a major factor contributing to lower international net sales in fiscal 1998 as compared to fiscal 1997. In addition, the uncertain financial situation in Asia has placed financial pressure on some of our distributors. In response, we increased accounts receivable reserves in the first quarter of 1998. We are continuing to evaluate the effect on our business of recent financial developments in Asia and Latin America. Given the current economic uncertainties in China and throughout Asia, we cannot assure you that shipment of orders to Asia, including China, will be made as scheduled, or at all. We cannot assure you that our sales and collection cycles in Asia and Latin America will not continue to be harmed by the uncertain financial climate. In particular, the Company cannot predict the effect on its business, if any, of recent political tensions between the U.S. and China.

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

OUR ACQUISITION OF NMC HAS CREATED NUMEROUS RISKS AND CHALLENGES FOR US.

The acquisition of N.M. New Media Communication Ltd., or NMC, which has recently changed its name to Harmonic Data Systems Ltd., or HDS, has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. The acquisition of NMC in January 1998 has allowed us to develop and expand our product offerings to include broadband high-speed data delivery hardware and software and increased the scope of our international operations in Israel. The acquisition of NMC continues to impose challenges, including:

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US.

We currently anticipate that our existing cash and cash equivalents, marketable investments and available line of credit and cash flow expected to be generated from future operations, will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no current agreements with respect to any potential acquisition, any future transaction of this nature could require potentially significant amounts of capital. Funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.


PART  II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held initially on May 12, 1999, postponed and reconvened on May 21, 1999, the following matters were acted upon by the stockholders of the Company:

1. The election of Anthony J. Ley, Moshe Nazarathy, E. Floyd Kvamme, David A. Lane, Barry D. Lemieux and Michel L. Vaillaud as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2. The approval of an amendment to the 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 580,000 shares;

3. The ratification of the appointment of PricewaterhouseCoopers, LLP as the independent accountants of the Company for the fiscal year ending December 31, 1999.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 12,014,082 and 9,773,376 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                                VOTES                        BROKER
                                                  VOTES FOR    AGAINST    ABSTENTIONS       NON-VOTE
                                                  ---------   ---------   -----------      ---------
1.  Election of Directors
    a.   Anthony J. Ley                           9,191,953     581,423
    b.   Moshe Nazarathy                          9,188,671     584,705
    c.   E. Floyd Kvamme                          9,192,224     581,152
    d.   Barry D. Lemieux                         9,192,024     581,352
    e.   David A. Lane                            9,192,124     581,252
    f.   Michel L. Vaillaud                       9,192,124     581,252

2.  Amendment to Company's 1995 Stock Plan        4,889,662   4,877,214        6,500       2,240,706

3.  Ratification of Independent Accountants       9,766,090       2,886        4,400       2,240,706

4.  To transact such other business as may        5,109,442   3,191,042    1,472,892       2,240,706
    properly come before the meeting and any
    adjournment or postponement thereof

ITEM 5. OTHER INFORMATION

    Pursuant to Rule 14a-4 (c) (1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1999 annual meeting of stockholders on April 12, 1999, the deadline for receipt of any such stockholder proposal for the 2000 annual meeting of stockholders is February 26, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit #     Description of Document
      27.1        Financial Data Schedule

                                          SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 16, 1999

                                  HARMONIC INC.
                                  (Registrant)


                                  By: /s/       Robin N. Dickson
                                      ------------------------------------------
                                         Robin N. Dickson
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  HARMONIC INC.

                                Index to Exhibits


EXHIBIT NO.          DESCRIPTION OF DOCUMENT

   27.1              Financial Data Schedule