Form 10-Q/A
period 1999-09-30
HARMONIC INC
filed 1999-11-15
CIK 851310

                                                   TOTAL NUMBER OF PAGES      24
                                                   INDEX TO EXHIBITS AT PAGE  24


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended October 1, 1999

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


As of October 1, 1999 there were 30,302,116 shares of the Registrant's Common Stock outstanding.

                                  HARMONIC INC.

                                      Index


                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at October 1, 1999
  and December 31, 1998.....................................................................  3

  Condensed Consolidated Statements of Operations for the Three Months and Nine Months
  Ended October 1, 1999 and October 2, 1998.................................................  4

  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  October 1, 1999 and October 2, 1998.......................................................  5

  Notes to Condensed Consolidated Financial Statements......................................  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................... 10


PART  II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................... 22

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            HARMONIC INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  OCTOBER 1,    DECEMBER 31,
                                                                    1999            1998
                                                                 -----------    -----------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  18,163     $   9,178
  Short-term investments                                             34,656            --
  Accounts receivable, net                                           35,239        17,646
  Inventories                                                        30,496        22,385
  Prepaid expenses and other assets                                   2,842         1,175
                                                                  ---------     ---------
    Total current assets                                            121,396        50,384

Long-term marketable investments                                     22,839            --

Property and equipment, net                                          13,163        10,726

Intangibles and other assets                                          1,090         1,314
                                                                  ---------     ---------
                                                                  $ 158,488     $  62,424
                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  15,075     $   7,534
  Accrued liabilities                                                18,171        10,355
  Current portion of long-term debt                                      --           177
                                                                  ---------     ---------
    Total current liabilities                                        33,246        18,066
                                                                  ---------     ---------

Long-term debt, less current portion                                     --           400

Other non-current liabilities                                           535           484

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
authorized;                                                              --            --
     no shares issued or outstanding

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     30,302,116 and 23,451,688 shares issued and outstanding             15            12

  Capital in excess of par value                                    139,136        70,924

  Accumulated deficit                                               (14,576)      (27,472)

  Currency translation                                                  132            10
                                                                  ---------     ---------
    Total stockholders' equity                                      124,707        43,474
                                                                  ---------     ---------

                                                                  $ 158,488     $  62,424
                                                                  =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                           ---------------------   ---------------------
                                           OCTOBER 1,  OCTOBER 2,  OCTOBER 1,  OCTOBER 2,
                                             1999        1998         1999        1998
                                           --------    --------     --------    --------
Net sales                                  $ 52,624    $ 22,382     $120,789    $ 56,760

Cost of sales                                29,528      13,948       69,326      36,574
                                           --------    --------     --------    --------

Gross profit                                 23,096       8,434       51,463      20,186
                                           --------    --------     --------    --------

Operating expenses:
  Research and development                    4,798       3,507       11,971      10,173
  Sales and marketing                         6,437       4,436       17,723      13,305
  General and administrative                  2,536       1,535        6,248       5,234
  Acquired in-process technology charge          --          --           --      14,000
                                           --------    --------     --------    --------

Total operating expenses                     13,771       9,478       35,942      42,712
                                           --------    --------     --------    --------

Income (loss) from operations                 9,325      (1,044)      15,521     (22,526)

Interest and other income, net                  931         213        1,674         445
                                           --------    --------     --------    --------

Income (loss) before income taxes            10,256        (831)      17,195     (22,081)

Provision for income taxes                    2,564          --        4,299          --
                                           --------    --------     --------    --------

Net income (loss)                          $  7,692    $   (831)    $ 12,896    $(22,081)
                                           ========    ========     ========    ========

Net income (loss) per share
  Basic                                    $   0.25    $  (0.04)    $   0.47    $  (0.95)
                                           ========    ========     ========    ========
  Diluted                                  $   0.23    $  (0.04)    $   0.43    $  (0.95)
                                           ========    ========     ========    ========

Weighted average shares
  Basic                                      30,179      23,348       27,592      23,146
                                           ========    ========     ========    ========
  Diluted                                    32,836      23,348       30,264      23,146
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

                                  HARMONIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                       -----------------------
                                                                       OCTOBER 1,   OCTOBER 2,
                                                                         1999          1998
                                                                       ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                                     $ 12,896     $(22,081)
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
    Depreciation and amortization                                          3,988        3,290
    Acquired in-process technology                                            --       14,000
    Changes in assets and liabilities, net of effect of acquisition:
      Accounts receivable                                                (17,593)        (737)
      Inventories                                                         (8,103)      (4,660)
      Prepaid expenses and other assets                                   (1,644)         895
      Accounts payable                                                     7,541        2,045
      Accrued and other liabilities                                        7,720        4,238
                                                                        --------     --------
        Net cash provided by (used in) operating activities                4,805       (3,010)

Cash flows used in investing activities:
  Purchase of investments                                                (57,576)          --
  Acquisition of property and equipment                                   (6,141)      (3,251)
  Acquisition of Harmonic Data Systems Ltd.; net of cash received             --         (272)
                                                                        --------     --------
        Net cash used in investing activities                            (63,717)      (3,523)
                                                                        --------     --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                             68,214        1,487
  Borrowings under bank line                                                 840           --
  Repayments under bank line and term loan                                (1,270)        (418)
                                                                        --------     --------
        Net cash provided by financing activities                         67,784        1,069

Effect of exchange rate changes on cash
  and cash equivalents                                                       113            9
                                                                        --------     --------
Net increase (decrease) in cash and cash equivalents                       8,985       (5,455)

Cash and cash equivalents at beginning of period                           9,178       13,670
                                                                        --------     --------
Cash and cash equivalents at end of period                              $ 18,163     $  8,215
                                                                        ========     ========

Supplemental schedule of cash flow information:

  Income taxes paid during the period                                   $     99     $     99

  Interest paid during the period                                       $     49     $     48


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS  OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K and on Form 10-K/A which were filed with the Securities and Exchange Commission on March 17, 1999 and April 7, 1999, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999, or any other future period.


NOTE 2 - STOCK SPLIT

The Company completed a two-for-one stock split which was effected in the form of a stock dividend and distributed on October 14, 1999 payable to stockholders of record as of September 27, 1999. All applicable share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.


NOTE 3 - ACQUISITION OF N.M. NEW MEDIA COMMUNICATION LTD.

In January 1998, the Company acquired N.M. New Media Communication Ltd. ("NMC"), which has recently changed its name to Harmonic Data Systems Ltd. ("HDS"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 1,037,911 shares of Harmonic common stock and the assumption of all outstanding NMC stock options. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of the acquisition. The purchase price of $17.6 million was allocated to the acquired assets, in-process technology and goodwill. A one-time charge of $14.0 million was recorded in the first quarter of 1998 for in-process technology acquired. Goodwill of $1.5 million is being amortized over the estimated useful life of five years. NMC has been a development stage company since its founding in 1996 and its revenues through October 1, 1999 were not material in relation to those of the Company.


NOTE 4 - INVENTORIES

                                                    OCTOBER 1,      DECEMBER 31,
                                                       1999             1998
   --------------------------------------------    -----------      ------------
   IN THOUSANDS                                    (UNAUDITED)

   Raw materials                                   $     6,048      $     3,747
   Work-in-process                                       4,537            4,557
   Finished goods                                       19,911           14,081
                                                   ===========      ===========
                                                   $    30,496      $    22,385
                                                   ===========      ===========

NOTE 5 - PUBLIC OFFERING

In April 1999, the Company completed a public offering of 5,600,000 shares of common stock at a price of $15.13 per share. Of these 5,600,000 shares, 4,000,000 shares were sold by the Company and 1,600,000 shares were sold by selling stockholders. An additional 100,000 shares were sold by the Company to the underwriters to cover over-allotments. Total net proceeds to the Company were approximately $58.3 million, after underwriter discounts and commissions and expenses. The shares sold by selling stockholders included 1,440,000 shares held by Scientific-Atlanta, Inc. Scientific-Atlanta, Inc. acquired these shares pursuant to the exercise of a warrant for which the Company received $4.0 million upon such warrant's exercise.


NOTE 6 - INVESTMENTS

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

The following table summarizes maturities of investments in debt securities at October 1, 1999.

INVESTMENTS IN DEBT SECURITIES                                      AMORTIZED
 MATURITY SUMMARY                                                      COST
-----------------------------------------                          -----------
IN THOUSANDS (UNAUDITED)
Less than one year                                                    $ 34,656
Due in 1-2 years                                                        22,839
                                                                   -----------
                                                                      $ 57,495
                                                                   ===========


NOTE 7 - NET INCOME  (LOSS) PER SHARE

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and warrants. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants rather than the higher of the average or ending price as used in the computation of fully diluted EPS. Net income per share for all prior periods presented has been restated to conform to the provisions of SFAS 128.

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                        ---------------------------      -----------------------
                                         OCTOBER 1,     OCTOBER 2,       OCTOBER 1,   OCTOBER 2,
                                            1999          1998             1999         1998
--------------------------------------------------     ------------      -----------  ----------
 IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)
Net income (loss) (numerator)             $  7,692     $       (831)     $ 12,896     $(22,081)
                                          ========     ============      ========     ========

Shares calculation (denominator):

Average shares outstanding - basic          30,179           23,348        27,592       23,146

Effect of Dilutive Securities:

Potential Common Stock relating
    to stock options and warrants            2,657               --         2,672           --
                                          --------     ------------      --------     --------

Average shares outstanding - diluted        32,836           23,348        30,264       23,146
                                          ========     ============      ========     ========

Net income (loss) per share - basic       $   0.25     $      (0.04)     $   0.47     $  (0.95)
                                          ========     ============      ========     ========

Net income (loss) per share - diluted     $   0.23     $      (0.04)     $   0.43     $  (0.95)
                                          ========     ============      ========     ========

Options and warrants to purchase approximately 6.0 million shares of Common Stock at prices ranging from $0.15 to $11.38 per share were outstanding during the three and nine month periods ended October 2, 1998, but were not included in the computation of diluted EPS as a result of the loss incurred by the Company or because the option's exercise price was greater than the average market price of the Common Shares. There were no significant options and warrants outstanding during the three and nine month periods ended October 1, 1999, but not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the Common Shares.


NOTE 8 - COMPREHENSIVE INCOME

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

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                      --------------------------------------------------------------
                                         OCTOBER 1,      OCTOBER 2,      OCTOBER 1,       OCTOBER 2,
                                            1999            1998            1999             1998
----------------------------------------------------  ------------     ------------    -------------
IN THOUSANDS (UNAUDITED)
Net income (loss)                     $      7,692    $      (831)     $     12,896    $   (22,081)
Other comprehensive income (loss)              (14)           (29)              122            (27)
                                      ------------    -----------      ------------    ------------
   Total comprehensive income (loss)  $      7,678    $      (860)     $     13,018    $   (22,108)
                                      ============    ===========      ============    ============


NOTE 9 - SUBSEQUENT EVENTS

On October 27, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems, Inc. ("C-Cube"), pursuant to which C-Cube will merge into Harmonic (the "Merger

Agreement"). Under the terms of the Merger Agreement, C-Cube will sell or spin-off all of the assets and liabilities of its semiconductor division prior to closing. C-Cube will then merge into Harmonic and Harmonic will therefore acquire C-Cube's Divicom business, which provides MPEG-2 encoding products and systems for digital television. The merger will be structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube will be converted into the right to receive .5427 shares of Harmonic common stock. The purchase price including acquisition related costs is expected to be approximately $1.7 billion.

Consummation of the merger is subject to a number of conditions, including Harmonic and C-Cube shareholder approval, the prior disposition of C-Cube's semiconductor business and regulatory approvals. The closing is currently expected to occur in March, 2000.

Pursuant to Section 7.3 of the Merger Agreement, the Merger Agreement may be terminated by either party under certain circumstances. Each of Harmonic and C-Cube has agreed that if the merger is not consummated as a result of certain specified events, it will pay to the other party a termination fee of $50.0 million. Payment of the fees described in this paragraph are not in lieu of damages incurred in the event of willful breach of the Merger Agreement. If the merger is not consummated, legal, accounting and financial advisory fees as well as other expenses incurred in connection with the proposed combination, in addition to the possible "break up fees" described above, could materially and adversely affect Harmonic's operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenue, gross margins, and expense levels, future capital expenditures, future cash flows, future borrowing capability and the proposed merger with C-Cube. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.

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

On October 27, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems, Inc. ("C-Cube"), pursuant to which C-Cube will merge into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube will sell or spin-off all of the assets and liabilities of its semiconductor division prior to closing. C-Cube will then merge into Harmonic and Harmonic will therefore acquire C-Cube's Divicom business, which provides MPEG-2 encoding products and systems for digital television. The merger will be structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube will be converted into the right to receive .5427 shares of Harmonic common stock. The purchase price including acquisition related costs is expected to be approximately $1.7 billion.

There can be no assurance that the merger will be consummated and, in addition to risks generally associated with acquisitions, there are a number of risks specifically associated with the consummation of the merger. See "Factors That May Affect Future Results of Operations - Our failure to complete the C-Cube merger may adversely affect our business."


RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 135% from $22.4 million in the third quarter of 1998 to $52.6 million in the third quarter of 1999. For the nine month periods, net sales increased 113% from $56.8 million in the first nine months of 1998 to $120.8 million in the first nine months of 1999. The increases in net sales were attributable primarily to the sale of new products, including METROLink DWDM systems and PWRBlazer Scaleable Nodes, which began volume shipment during the middle of 1998. The increases were also attributable to higher spending by domestic and international customers. During the third quarter of 1999, domestic sales increased by 226%, principally due to increased shipments to AT&T. AT&T represented 52% of net sales during the third quarter of 1999 compared to 22% of net sales in the third quarter of 1998 and 40% of net sales in the second quarter of 1999. International sales increased 30% during the third quarter of 1999 compared to the third quarter of 1998, primarily due to higher shipments to Canada, Asia and the United Kingdom. International sales represented 26% of net sales in the third quarter of 1999 compared to 46% in the third quarter of 1998.

GROSS PROFIT

Gross profit increased from $8.4 million (38% of net sales) in the third quarter of 1998 to $23.1 million (44% of net sales) in the third quarter of 1999. For the nine month periods, gross profit increased from $20.2 million (36% of net sales) in the first nine months of 1998 to $51.5 million (43% of net sales) in the first nine months of 1999. The increases in gross profit and gross margins were principally due to higher unit volumes which allowed the Company to improve fixed cost absorption and realize increased economies of scale through higher production and purchasing volumes.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $3.5 million (16% of net sales) in the third quarter of 1998 to $4.8 million (9% of net sales) in the third quarter of 1999. For the nine month periods, research and development expenses increased from $10.2 million (18% of net sales) in 1998 to $12.0 million (10% of net sales) in 1999. The increases in absolute spending in both periods were principally attributable to higher payroll expenses. In addition, the increases were also due to expenses associated with development of Mux Nodes for AT&T's Salt Lake City trial. These increases were partially offset by higher amounts of grants earned in Israel which are netted against research and development expenses. The decreases in research and development expenses as a percentage of net sales were principally attributable to increased net sales. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

SALES AND MARKETING

Sales and marketing expenses increased from $4.4 million (20% of net sales) in the third quarter of 1998 to $6.4 million (12% of net sales) in the third quarter of 1999. For the nine month periods, sales and marketing expenses increased from $13.3 million (23% of net sales) in 1998 to $17.7 million (15% of net sales) in 1999. The increases in absolute dollars were primarily due to higher headcount and costs associated with expansion of the sales and marketing organizations to provide wider geographic coverage and support for new products, as well as higher sales commissions related to increased net sales. The decreases in sales and marketing expenses as a percentage of net sales were principally attributable to increased net sales. Harmonic anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $1.5 million (7% of net sales) in the third quarter of 1998 to $2.5 million (5% of net sales) in the third quarter of 1999. For the nine month periods, general and administrative expenses increased from $5.2 million (9% of net sales) in 1998 to $6.2 million (5% of net sales) in 1999. The increase in absolute dollars in both periods were principally attributable to costs of supporting the Company's growth in headcount and operations. The decreases in general and administrative expenses as a percentage of net sales were attributable to higher net sales. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, consisting principally of interest income, increased from $0.2 million in the third quarter of 1998 to $0.9 million in the third quarter of 1999 and from $0.4 million for the nine month period of 1998 to $1.7 million for the nine month period of 1999. The increases were due primarily to interest earned on cash and cash equivalents and marketable investments, following the closing of the Company's public offering of common stock in April 1999.

INCOME TAXES

The provisions for income taxes for both periods of 1999 are based on an estimated annual tax rate of 25%. No provision for income taxes was recorded for either period of 1998 due to the net losses incurred. Beyond 1999, the Company expects to have an effective annual tax rate that approximates statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

In April 1999 the Company completed a public offering of its common stock, raising approximately $58.3 million, net of underwriting discounts and offering expenses. The Company also received $4.0 million from exercise of a warrant. As of October 1, 1999, cash and cash equivalents and short-term investments totaled $52.8 million and long-term investments were $22.8 million.

Cash provided by operations was approximately $4.8 million for the nine months ended October 1, 1999 compared to cash used in operations of $3.0 million for the nine months ended October 2, 1998. The increase in cash provided by operations was primarily due to net income in the first nine months of 1999 compared to a net loss in the first nine months of 1998, and higher accounts payable and accrued liabilities partially offset by higher accounts receivable and inventory.

The Company has a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires in March 2000. Borrowings pursuant to the line bear interest at the bank's prime rate plus 0.5% (prime rate plus 1.0% under the term loan) and are payable monthly. The Company had total letters of credit issued under the line of $2.0 million which expire at various dates over the next twelve months. There were no outstanding borrowings under the credit facilities as of October 1, 1999.

Additions to property, plant and equipment were approximately $3.3 million and $6.1 million in the first nine months of 1998 and 1999, respectively. The increase in 1999 compared to 1998 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity.

The Company believes that the net proceeds from the public offering, together with its existing liquidity sources and anticipated funds from operations, will satisfy its cash requirements for at least the next twelve months.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic's subsidiaries in Israel and in the United Kingdom. Harmonic has not engaged in hedging activities to date.

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

Based upon the assessments to date, all hardware products currently under development or released, and all software products currently under development are Y2K compliant. Certain software products currently installed at customer sites are not Y2K compliant and Harmonic is working with its customers to provide migration paths for each product. Harmonic's significant internal systems have been purchased from outside vendors and are Y2K compliant. Harmonic is in the process of upgrading internal systems that are not currently Y2K compliant, and expects to have this process completed by the end of 1999. To date, Y2K costs have not been material to Harmonic and Harmonic does not expect that its Y2K costs will exceed $50,000 in the future. Harmonic currently does not have a contingency plan to address Y2K issues related to its products and internal systems, but will develop a contingency plan by the end of 1999 if its products and internal systems are not yet Y2K compliant. In addition, Harmonic is working with its suppliers and business partners to identify at what stage they are in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. Harmonic will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. Harmonic currently does not anticipate that the cost of its Y2K program will be material to its financial condition and results of operations.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

        o the level of capital spending of our customers, both in the U.S. and in foreign markets;
        o  changes in market demand;

        o  the timing and amount of customer orders, particularly for AT&T;
        o  competitive market conditions;
        o  our unpredictable sales cycles;
        o  new product introductions by our competitors or by us;
        o  changes in domestic and international regulatory environments;
        o  market acceptance of new or existing products;
        o  the cost and availability of components, subassemblies and modules;
        o  the mix of our customer base and sales channels;
        o  the mix of our products sold;
        o  our development of custom products;
        o  the level of international sales; and
        o economic conditions specific to the cable television industry and general economic conditions.

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

WE DEPEND ON CABLE INDUSTRY CAPITAL SPENDING FOR SUBSTANTIALLY ALL OF OUR
REVENUE.

Almost all of our sales have been derived, directly or indirectly, from sales to cable television operators and we expect these sales to constitute a substantial majority for the foreseeable future. Demand for our products depends to a significant extent upon the magnitude and timing of capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of cable television operators are dependent on a variety of factors, including:

        o  access to financing;
        o  cable television operators' annual budget cycles;
        o the status of federal, local and foreign government regulation of telecommunications and television broadcasting;
        o overall demand for cable television services and the acceptance of new broadband services; o competitive pressures (including the availability of alternative video delivery technologies such as satellite broadcasting); and
        o discretionary customer spending patterns and general economic conditions.

Our net sales in the second half of 1997 and the first quarter of 1998 were negatively affected by a slow-down in spending by cable television operators in the U.S. and in foreign markets. The factors contributing to this slow-down in capital spending included:

        o consolidation and system exchanges by our domestic cable customers, which generally have had the initial effect of delaying certain system upgrades;
        o uncertainty related to development of digital video and cable modem industry standards; o delays associated with the evaluation of new services and system architectures by many cable television operators;
        o emphasis on marketing and customer service strategies by some international cable television operators instead of construction of networks; and
        o  general economic conditions in international markets.

While our net sales increased during the last six quarters from the level achieved in the first quarter of 1998 due to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. While net sales outside of North America increased during the third quarter of 1999 compared to the first quarter of 1998 we cannot predict if cable television spending outside of North America will continue to grow or whether cable television spending in North America will continue to increase. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

OUR CUSTOMER BASE IS HIGHLY CONCENTRATED AND THE LOSS OF AT&T OR ANY OF OUR KEY CUSTOMERS WOULD HARM OUR BUSINESS.

Historically, a significant majority of our sales have been to relatively few customers. More recently, sales to one customer, AT&T, has accounted for an increasingly significant portion of our net sales. Sales to our ten largest customers in 1997 and 1998, and the first nine months of 1999 accounted for approximately 56%, 66% and 78%, respectively, of net sales. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to AT&T and relatively few other customers will continue to account for a significant percentage of our net sales for the foreseeable future. In the third quarter of 1999 sales to AT&T represented approximately 52% of our net sales compared to approximately 40% in the second quarter of 1999 and 22% in each of the prior three quarters. In addition, in 1998 sales to a Chinese distributor represented approximately 11% of our net sales. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

WE DEPEND ON OUR INTERNATIONAL SALES AND ARE SUBJECT TO THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Sales to customers outside of the United States in 1997, 1998 and the first nine months of 1999 represented 59%, 43% and 32% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

        o changes in foreign government regulations and telecommunications standards;
        o import and export license requirements, tariffs, taxes and other trade barriers;
        o fluctuations in currency exchange rates; o difficulty in collecting accounts receivable;
        o the burden of complying with a wide variety of foreign laws, treaties and technical standards;
        o  difficulty in staffing and managing foreign operations; and
        o  political and economic instability.

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

THE MARKET IN WHICH WE OPERATE IS INTENSELY COMPETITIVE AND MANY OF OUR COMPETITORS ARE LARGER AND MORE ESTABLISHED.

The market for cable television transmission equipment is extremely competitive and has been characterized by rapid technological change. Harmonic's current competitors include significantly larger corporations such as ADC Telecommunications, ANTEC (a company owned in part by AT&T), General Instrument (which has signed a definitive agreement to merge with Motorola), Philips and Scientific-Atlanta. Additional competition could come from new entrants in the broadband communications equipment market, such as Lucent Technologies and Cisco Systems. Most of these companies are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by cable television operators. In addition, many of our competitors have more long standing and established relationships with domestic and foreign cable television operators than we do. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

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

OUR ACQUISITION OF NMC HAS CREATED NUMEROUS RISKS AND CHALLENGES FOR US.

The acquisition of N.M. New Media Communication Ltd., or NMC, which has recently changed its name to Harmonic Data Systems Ltd., or HDS, has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. The acquisition of NMC in January 1998 has allowed us to develop and expand our product offerings to include broadband high-speed data delivery hardware and software and increased the scope of our international operations in Israel. The acquisition of NMC continues to impose challenges, including:

        o the dependence on the evolution and growth of the market for wireless and satellite broadband services;
        o difficulties in the assimilation of operations, research and development efforts, products, personnel and cultures of Harmonic and NMC;
        o our ability to successfully develop, manufacture and gain market acceptance of the products of NMC; and
        o  the amortization of goodwill resulting from the acquisition of NMC.

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

OUR FAILURE TO COMPLETE THE C-CUBE MERGER MAY ADVERSELY AFFECT OUR BUSINESS.

The Merger Agreement with C-Cube contains conditions which we and/or C-Cube must meet prior to the consummation of the merger, including:

        o  Harmonic stockholder approval of the merger;
        o  C-Cube stockholder approval of the merger;
        o Neither Harmonic nor C-Cube having experienced any material adverse change in its business;
        o Neither Harmonic nor C-Cube having materially breached any of its representations, warranties or covenants in the Merger Agreement;
        o C-Cube having effected a sale or spin-off of its semiconductor division; and
        o  There being no law or court order prohibiting the merger.

In the event that the merger is not completed the market price for our common stock could decline. In addition, pursuant to Section 7.3 of the Merger Agreement, the Merger Agreement may be terminated by either party under certain circumstances. Each of Harmonic and C-Cube has agreed that if the merger is not consummated as a result of certain specified events, it will pay to the other party a termination fee of $50.0 million. Payment of the fees described in this paragraph are not in lieu of damages incurred in the event of willful breach of the Merger Agreement. If the merger is not consummated, legal, accounting and financial advisory fees as well as other expenses incurred in connection with the proposed combination, in addition to the possible "break up fees" described above, could materially and adversely affect Harmonic's operating results.

IF THE C-CUBE MERGER IS COMPLETED, WE MAY EXPERIENCE DIFFICULTIES INTEGRATING THE DIVICOM BUSINESS OF C-CUBE.

In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with Harmonic's proposed merger with C-Cube. In particular, the successful combination of Harmonic and C-Cube will require substantial attention from management. The anticipated benefits of the merger will not be achieved unless the operations of the Divicom business of C-Cube are successfully combined with those of Harmonic in a timely manner. The difficulties of assimilation may be increased by the need to integrate disparate information systems and personnel into a combined corporation and by Harmonic's limited personnel, management and other resources. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and certain customers may defer purchasing decisions. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could also materially and adversely affect the business, financial condition and operating results of the combined company. In addition, the success of the combined company depends, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of the Divicom business of C-Cube. The success of the combined company will depend upon the retention of these key employees during the transitional period following the merger. Harmonic can offer no assurance that such key employees will remain with the combined company prior to or for any period after the proposed merger. The loss of such services would adversely affect the combined company's combined business and operating results.

IF SALES FORECASTED FOR A PARTICULAR PERIOD ARE NOT REALIZED IN THAT PERIOD DUE TO THE UNPREDICTABLE SALES CYCLES OF OUR PRODUCTS, OUR OPERATING RESULTS FOR THAT PERIOD WILL BE HARMED.

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

        o  a significant technical evaluation;
        o a commitment of capital and other resources by cable and other network operators;
        o delays associated with cable and other network operators' internal procedures to approve large capital expenditures;
        o time required to engineer the deployment of new technologies or services within broadband networks; and
        o testing and acceptance of new technologies that affect key operations.

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY AFFECT
US.

We currently hold 13 issued United States patents and 9 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property right owned by us will not be invalidated, circumvented or challenged, that such intellectual property right will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

PART  II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit #     Description of Document
    ---------     -----------------------
      10.1*       Agreement and Plan of Merger and Reorganization by and among C-Cube
                  Microsystems, Inc. and Harmonic Inc., dated October 27, 1999.

      27.1**      Financial Data Schedule.

 * Incorporated by reference to the Company's Form 8-K filed on November 1,
   1999.

** Previously filed.

B.  Reports on Form 8-K

In a Report on Form 8-K dated November 1, 1999, the Company reported the execution and the principal terms of the Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and Harmonic Inc., dated October 27, 1999.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 15, 1999

                                             HARMONIC INC.
                                             (Registrant)


                                             By: /s/  ROBIN N. DICKSON
                                                 ------------------------------
                                                 Robin N. Dickson
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  HARMONIC INC.

                                Index to Exhibits


EXHIBIT NO.     DESCRIPTION OF DOCUMENT
-----------     -----------------------
   10.1*        Agreement and Plan of Merger and Reorganization by and among C-Cube
                Microsystems, Inc. and Harmonic Inc., dated October 27, 1999.
   27.1**       Financial Data Schedule.


 * Incorporated by reference to the Company's Form 8-K filed on November 1,
   1999.

** Previously filed.