Form 10-Q
period 1999-10-01
HARMONIC INC
filed 1999-11-15
CIK 851310

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


PART  II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................... 22

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            HARMONIC INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  OCTOBER 1,    DECEMBER 31,
                                                                    1999            1998
                                                                 -----------    -----------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  18,163     $   9,178
  Short-term investments                                             34,656            --
  Accounts receivable, net                                           35,239        17,646
  Inventories                                                        30,496        22,385
  Prepaid expenses and other assets                                   2,842         1,175
                                                                  ---------     ---------
    Total current assets                                            121,396        50,384

Long-term marketable investments                                     22,839            --

Property and equipment, net                                          13,163        10,726

Intangibles and other assets                                          1,090         1,314
                                                                  ---------     ---------
                                                                  $ 158,488     $  62,424
                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  15,074     $   7,534
  Accrued liabilities                                                18,171        10,355
  Current portion of long-term debt                                      --           177
                                                                  ---------     ---------
    Total current liabilities                                        33,246        18,066
                                                                  ---------     ---------

Long-term debt, less current portion                                     --           400

Other non-current liabilities                                           535           484

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
authorized;                                                              --            --
     no shares issued or outstanding

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     30,302,116 and 23,451,688 shares issued and outstanding             15            12

  Capital in excess of par value                                    139,136        70,924

  Accumulated deficit                                               (14,576)      (27,472)

  Currency translation                                                  132            10
                                                                  ---------     ---------
    Total stockholders' equity                                      124,707        43,474
                                                                  ---------     ---------

                                                                  $ 158,488     $  62,424
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

      27.1        Financial Data Schedule.

* Incorporated by reference to the Company's Form 8-K filed on November 1, 1999.


B.  Reports on Form 8-K

In a Report on Form 8-K dated November 1, 1999, the Company reported the closing and the principal terms of the Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and Harmonic Inc., dated October 27, 1999.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 12, 1999

                                             HARMONIC INC.
                                             (Registrant)


                                             By: /s/  ROBIN N. DICKSON
                                                 ------------------------------
                                                 Robin N. Dickson
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  HARMONIC INC.

                                Index to Exhibits


EXHIBIT NO.     DESCRIPTION OF DOCUMENT
-----------     -----------------------
   10.1*        Agreement and Plan of Merger and Reorganization by and among C-Cube
                Microsystems, Inc. and Harmonic Inc., dated October 27, 1999.
   27.1         Financial Data Schedule.


* Incorporated by reference to the Company's Form 8-K filed on November 1, 1999.