Form 10-K/A
period 1998-12-31
HARMONIC INC
filed 2000-02-23
CIK 851310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/2A

                            ------------------------


                                AMENDMENT NO. 2

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/2A or any amendment to this Form 10-K/2A. ________


     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $85,570,254. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 23,939,552 at March 1, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE


                          DOCUMENT                            LOCATION IN FORM 10-K/2A
                          --------                            ------------------------
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


---------------
     The Board Compensation Committee Report and the Performance Graph to be included with the 1999 Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Commission or otherwise incorporated by reference into this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS


     This Annual Report on Form 10-K/2A contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding Harmonic's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to Harmonic on the date hereof, and Harmonic assumes no obligation to update any such forward-looking statements. Harmonic's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results of Operations."


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


     (a) The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol HLIT since the Company's initial public offering on May 22, 1995. Prior to such time, there was no public market for the Common Stock of the Company. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock (adjusted to reflect a two-for-one stock split on October 14, 1999) as reported on the Nasdaq National
Market:



                                                               HIGH      LOW
                                                              ------    -----
1997
First quarter...............................................  $12.63    $6.38
Second quarter..............................................  $10.50    $5.63
Third quarter...............................................  $10.63    $7.44
Fourth quarter..............................................  $ 8.25    $5.13

1998
First quarter...............................................  $ 8.13    $5.31
Second quarter..............................................  $ 9.50    $6.06
Third quarter...............................................  $ 9.00    $3.81
Fourth quarter..............................................  $ 9.44    $4.38


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

ITEM 6. SELECTED FINANCIAL DATA


                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998      1997      1996      1995       1994
                                                 --------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................  $ 83,857   $74,442   $60,894   $39,180   $ 18,224
Gross profit...................................    30,555    34,605    27,731    17,851      6,467
Income (loss) from operations(1)...............   (21,943)    4,506     5,204     3,761     (2,189)
Net income (loss)(1)...........................   (21,453)    4,929     5,918     4,121     (2,368)
Basic net income (loss) per share(2)(3)........     (0.92)     0.24      0.29      0.36         --
Diluted net income (loss) per share(2)(3)......     (0.92)     0.21      0.26      0.20         --
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................  $  9,178   $13,670   $16,410   $22,126   $  1,743
Working capital................................    32,318    38,772    34,321    32,495      6,893
Total assets...................................    62,424    58,887    54,633    41,817     14,578
Long term debt, including current portion......       577        --        --        --      1,480
Mandatorily Redeemable Convertible Preferred
  Stock........................................        --        --        --        --     29,215
Stockholders' equity (deficit).................    43,474    49,931    43,641    37,009    (20,717)


---------------
(1) The 1998 loss from operations and net loss include a one-time charge of $14.0 million for acquired in-process technology. See Note 2 of Notes to Consolidated Financial Statements.

(2) Net loss per share data for periods prior to the commencement of public trading of the company's Common Stock on May 22, 1995 have not been presented as such presentation is not meaningful.


(3) See Note 5 to Consolidated Financial Statements for a discussion of the shares used to compute net income (loss) per share. All per share amounts have been retroactively adjusted to reflect the two-for-one stock split made effective on October 14, 1999.


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
                                                              ===     ===     ===

  Net Sales


     Harmonic's net sales increased by 13% to $83.9 million in 1998 as compared to $74.4 million in 1997. This growth in net sales was primarily attributable to the sale of new products, including TRANsend digital headend products, METROLink DWDM systems and PWRBlazer Scaleable Nodes, which began volume shipment during the middle of 1998, as well as to an increase in spending by our domestic customers in the second half of 1998. During 1998 domestic sales increased by 55%, principally due to increased shipments to TCI, while international sales decreased by 17% due to continued weakness in many international markets. While the increase in net sales was also due to nominally higher unit sales of existing products, generally lower selling prices in the industry resulted in an approximate ten percent decrease in existing product sales. Net sales increased by 22% to $74.4 million in 1997 from $60.9 million in 1996. This growth in net sales in 1997 was primarily attributable to higher unit sales of Harmonic's receiver and return path products and sales of the 1550nm MAXLink transmission system, which began shipment during the second quarter of 1996. These factors were partially offset by lower unit sales of YAGLink transmitters due in part to the increasing acceptance of 1550nm transmitters among cable operators for broadcast transmission.


  Gross Profit


     Gross profit decreased to $30.6 million (36% of net sales) in 1998 from $34.6 million (46% of net sales) in 1997. The decreases in gross profit and gross margins were principally due to a lower percentage of international sales resulting from reduced demand, a less favorable product mix which included a lower percentage of transmitters, and pricing pressure for certain products due to increased competition. In addition, gross profit and gross margins were negatively impacted by start-up costs associated with new product introductions and an increase of $1.2 million in inventory reserves for existing products following the introduction of new products. Harmonic expects gross margins to continue to be below 1997 levels in 1999 due to anticipated softness in certain international markets, expected changes in product mix, pricing pressure for certain products and manufacturing start-up costs associated with recent product introductions. Gross profit increased to $34.6 million (46% of net sales) in 1997 from $27.7 million (46% of net sales) in 1996. The increase in gross profit was principally due to higher unit sales volume and lower manufacturing costs, particularly for Harmonic's MAXLink products, which commenced shipment during the second quarter of

1996, and improved margins on return path products resulting from product design changes. These factors were partially offset by a less favorable product mix which included lower sales of transmitters as a percentage of net sales, and lower selling prices for certain products.

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


     At the time of the NMC acquisition, the CyberStream System was NMC's only research and development project in process. The CyberStream System was comprised of a data gateway at the satellite uplink or cable headend, network management and control features at the headend, and a receiver card for installation in a personal computer or a local area network router device. Just prior to the acquisition, NMC had initiated production of a limited number of prototype receiver cards in order to participate in pilot trials with two prospective customers. Shipment of the prototype cards commenced at the end of 1997.



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



     To estimate the value of NMC's existing and in-process technology, the total income forecasted was allocated to existing, in-process and future technology based on the products' scheduled release dates and expected lives. No value was ascribed to existing technology due to its obsolescence nor to future technology that was not in development at the date of acquisition. The forecasts assumed timely release of the products as anticipated by Harmonic and that NMC would utilize Harmonic distribution channels. Estimated revenues for the purchased in-process products were assumed to commence by the middle of fiscal year 1998 and increase through fiscal year 2002, at which time they were assumed to decrease through fiscal year 2007, as newer products would be released.


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

     (c) Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

FISCAL YEARS BY QUARTER (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    1998                                    1997
                                    -------------------------------------   -------------------------------------
         QUARTERLY DATA:              4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
         ---------------            -------   -------   -------   -------   -------   -------   -------   -------
Net sales.........................  $27,097   $22,382   $18,174   $16,204   $17,350   $17,545   $20,514   $19,033
Gross profit......................   10,369     8,434     6,662     5,090     7,979     7,899     9,736     8,991
Income (loss) from
  operations(1)...................      583    (1,044)   (2,929)  (18,553)      (97)      360     2,016     2,227
Net income (loss)(1)..............      628      (831)   (2,885)  (18,365)      580       413     1,838     2,098
Basic net income (loss) per
  share(2)........................     0.03     (0.04)    (0.12)    (0.80)     0.03      0.02      0.09      0.10
Diluted net income (loss) per
  share(2)........................     0.02     (0.04)    (0.12)    (0.80)     0.03      0.02      0.08      0.09


---------------
(1) The loss from operations and net loss for the first quarter of 1998 includes a one-time charge of $14.0 million for acquired in-process technology. See
    Note 2 of Notes to Consolidated Financial Statements.


(2) See Note 5 of Notes to Consolidated Financial Statements for a discussion of the shares used to compute net income (loss) per share. All per share amounts have been retroactively adjusted to reflect the two-for-one stock split made effective on October 14, 1999.


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

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PRICEWATERHOUSECOOPERS LLP

San Jose, CA
January 20, 1999, except as to
  Note 14, which is as of March 15, 1999

  and Note 5, which is as


  of October 14, 1999

                          CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,178     $13,670
  Accounts receivable, net..................................    17,646      16,458
  Inventories...............................................    22,385      15,474
  Prepaid expenses and other assets.........................     1,175       1,774
                                                              --------     -------
          Total current assets..............................    50,384      47,376
Notes receivable............................................        --       1,300
Property and equipment, net.................................    10,726      10,077
Intangibles and other assets................................     1,314         134
                                                              --------     -------
                                                              $ 62,424     $58,887
                                                              ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,534     $ 3,708
  Accrued liabilities.......................................    10,355       4,896
  Current portion of long-term debt.........................       177          --
                                                              --------     -------
          Total current liabilities.........................    18,066       8,604
Long-term debt, less current portion........................       400          --
Other non-current liabilities...............................       484         352
Commitments and Contingencies (Notes 11 and 13)
Stockholders' equity:
  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized; no shares issued or outstanding............        --          --
  Common Stock, $.001 par value, 50,000,000 shares
     authorized; 23,451,688 and 20,828,594 shares issued and
     outstanding............................................        23          21
  Capital in excess of par value............................    70,913      55,906
  Accumulated deficit.......................................   (27,472)     (6,019)
  Accumulated other comprehensive income....................        10          23
                                                              --------     -------
          Total stockholders' equity........................    43,474      49,931
                                                              --------     -------
                                                              $ 62,424     $58,887
                                                              ========     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998           1997          1996
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $ 83,857       $74,442       $60,894
Cost of sales...............................................     53,302        39,837        33,163
                                                               --------       -------       -------
Gross profit................................................     30,555        34,605        27,731
                                                               --------       -------       -------
Operating expenses:
  Research and development..................................     13,524        11,676         9,237
  Sales and marketing.......................................     18,162        13,599         9,827
  General and administrative................................      6,812         4,824         3,463
  Acquired in-process technology............................     14,000            --            --
                                                               --------       -------       -------
     Total operating expenses...............................     52,498        30,099        22,527
                                                               --------       -------       -------
Income (loss) from operations...............................    (21,943)        4,506         5,204
Interest and other income, net..............................        490           682         1,025
                                                               --------       -------       -------
Income (loss) before income taxes...........................    (21,453)        5,188         6,229
Provision for income taxes..................................         --           259           311
                                                               --------       -------       -------
Net income (loss)...........................................   $(21,453)      $ 4,929       $ 5,918
                                                               ========       =======       =======
Net income (loss) per share:
     Basic..................................................   $  (0.92)      $  0.24       $  0.29
                                                               ========       =======       =======
     Diluted................................................   $  (0.92)      $  0.21       $  0.26
                                                               ========       =======       =======
Weighted average shares:
     Basic..................................................     23,244        20,690        20,211
                                                               ========       =======       =======
     Diluted................................................     23,244        23,046        22,948
                                                               ========       =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                           ACCUMULATED
                              COMMON STOCK     CAPITAL IN                     OTHER
                             ---------------   EXCESS OF    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                             SHARES   AMOUNT   PAR VALUE      DEFICIT        INCOME          EQUITY       INCOME(LOSS)
                             ------   ------   ----------   -----------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Balance at December 31,
  1995.....................  19,808    $20      $53,855      $(16,866)        $ --          $ 37,009
Net income.................      --     --           --         5,918           --             5,918        $  5,918
                                                                                                            --------
Other comprehensive
  income...................                                                                                 $  5,918
                                                                                                            ========
Exercise of stock
  options..................     416     --          240            --           --               240
Issuance of Common Stock
  under Stock Purchase
  Plan.....................      98     --          474            --           --               474
                             ------    ---      -------      --------         ----          --------
Balance at December 31,
  1996.....................  20,322     20       54,569       (10,948)          --            43,641
Net income.................      --     --           --         4,929           --             4,929        $  4,929
Currency translation.......      --     --           --            --           23                23              23
                                                                                                            --------
Other comprehensive
  income...................                                                                                 $  4,952
                                                                                                            ========
Exercise of stock
  options..................     370      1          611            --           --               612
Issuance of Common Stock
  under Stock Purchase
  Plan.....................     136     --          726            --           --               726
                             ------    ---      -------      --------         ----          --------
Balance at December 31,
  1997.....................  20,828     21       55,906        (6,019)          23            49,931
Net loss...................      --     --           --       (21,453)          --           (21,453)       $(21,453)
Currency translation.......      --     --           --            --          (13)              (13)            (13)
                                                                                                            --------
Other comprehensive loss...                                                                                 $(21,466)
                                                                                                            ========
Exercise of stock
  options..................     374     --          784            --           --               784
Issuance of Common Stock
  under Stock Purchase
  Plan.....................     174     --          830            --           --               830
Acquisition of New Media
  Communication Ltd........   2,076      2       13,393            --           --            13,395
                             ------    ---      -------      --------         ----          --------
Balance at December 31,
  1998.....................  23,452    $23      $70,913      $(27,472)        $ 10          $ 43,474
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


     Revenue Recognition. Revenue is recognized upon shipment of product except when probability of collection is not assured or contract provisions require customer acceptance. In these situations, revenue is recognized when collection is assured or customer acceptance has occurred. The Company does not provide rights of return to end users or distributors. A provision for the estimated cost of warranty is recorded at the time revenue is recognized.


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

NOTE 2: ACQUISITION OF NEW MEDIA COMMUNICATION LTD.


     On January 5, 1998, the Company acquired New Media Communication Ltd. ("NMC"), a privately held supplier of broadband, high-speed data delivery software and hardware, in exchange for the issuance of 2,075,822 shares of Harmonic Common Stock and the assumption of all outstanding NMC stock options. NMC has been a development stage company since its founding in 1996 and its revenues through 1998 were not material in relation to those of the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of NMC have been included in the consolidated financial statements of the Company from the date of acquisition. The purchase price of approximately $17.6 million was allocated to the acquired assets, in-process research and development ("IPRD") and goodwill. In connection with the acquisition, $14.0 million was expensed in the first quarter of 1998 as IPRD and approximately $1.5 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over the estimated useful life of five years.



     The portion of the purchase price allocated to IPRD was identified and valued through extensive interviews, analysis of data provided by NMC concerning development projects, their stage of development, the time and resources needed to complete them and their expected income generating ability and associated risks. The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was used in valuing the IPRD. Management is primarily responsible for estimating the fair value of the IPRD.



     At the time of the acquisition, NMC had commenced development of the CyberStream System, a digital system for high-speed data transmission over cable, wireless and satellite networks. The CyberStream System was NMC's only research and development project in process at the acquisition date. Technological feasibility of the acquired technology had not been established at the time of the acquisition and the acquired technology had no future alternative uses. No value was attributed to NMC's existing analog products as management believed that no further revenue would be generated due to obsolescence.



     The value of IPRD was determined by estimating the expected cash flows from the acquired technology and discounting the net cash flows back to their present values based on the following assumptions:



     Net cash flows. The net cash flows are based on estimates of revenue, cost of sales, operating expenses and income taxes for the project. At the date of the acquisition, management expected commercial release of the CyberStream system to commence by the middle of fiscal year 1998 and for revenues to increase through fiscal year 2002, at which time they were assumed to decrease through fiscal year 2007, as newer products would be released. The valuation assumed that projected margins would increase based on higher sales volumes and expenses would increase based on the growth of the business.



     Discount rate. Discounting the net cash flows back to their present value was based on the industry weighted average cost of capital ("WACC") of 16%. The risk-adjusted discount rate applied to the cash flows from IPRD was 20%. The risk premium of 4% for IPRD was due to inherent uncertainties surrounding the acquired technology. The most significant risks associated with the acquired technology include consumer acceptance, technology and resource risks.


     The following table sets forth the pro-forma net sales, net income and net income per share of the Company for the year ended December 31, 1997, giving effect to the acquisition of NMC as if it had occurred as of the beginning of the period presented:


                                                                  PRO FORMA
                                                                 (UNAUDITED)
                                                            ----------------------
                                                                     1997
                                                            ----------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net sales.................................................         $75,086
Net income................................................         $ 1,903
Net income per share:
  Basic...................................................         $  0.08
  Diluted.................................................         $  0.08
Weighted average shares:
  Basic...................................................          22,766
  Diluted.................................................          25,122

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations:


                                                         1998       1997       1996
                                                       --------    -------    -------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net income (loss) (numerator)........................  $(21,453)   $ 4,929    $ 5,918
                                                       ========    =======    =======
Shares calculation (denominator):
Average shares outstanding -- basic..................    23,244     20,690     20,212
Effect of Dilutive Securities:
Potential Common Stock relating to stock options
  and warrants.......................................        --      2,356      2,736
                                                       --------    -------    -------
Average shares outstanding -- diluted................    23,244     23,046     22,948
                                                       ========    =======    =======
Net income (loss) per share -- basic.................  $  (0.92)   $  0.24    $  0.29
                                                       ========    =======    =======
Net income (loss) per share -- diluted...............  $  (0.92)   $  0.21    $  0.26
                                                       ========    =======    =======



     Options and warrants to purchase 5,888,236, 1,028,300 and 159,500 shares of common stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been antidilutive. The price ranges of these options and warrants were from $0.15 to $11.37 per share for 1998, $8.25 to $11.37 per share for 1997 and $8.44 to $11.37 per share for 1996.



     All per share amounts have been retroactively adjusted to reflect the two-for-one stock split made effective on October 14, 1999.


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
                                                              =====     ====

NOTE 8: CAPITAL STOCK


     Initial Public Offering. In May 1995, the Company completed its initial public offering ("IPO") of 5,200,000 shares of Common Stock, 1,200,000 of which were sold by existing stockholders, at a price of $6.75 per share. Net proceeds to the Company were approximately $24.2 million, after underwriter commissions and associated costs. Upon the closing of the IPO, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock automatically converted into 14,189,496 shares of Common Stock. Also effective with the closing of the IPO, the Company was authorized to issue 5,000,000 shares of undesignated Preferred Stock, of which none were issued or outstanding at December 31, 1998 and 1997.



     Common Stock Warrants. In June 1994, the Company entered into a distribution agreement, in connection with which it issued a warrant to purchase up to 1,597,496 shares of Common Stock at $2.78 per share. The warrant had a fair value of $200,000, which was charged to results of operations in the second quarter of 1994. The warrant will become exercisable in June 1999 and expire at the earlier of six years from the date of issuance or the closing of a significant acquisition transaction, as defined in the warrant. The Company has reserved 1,597,496 shares of Common Stock for issuance upon exercise of this warrant.



     In 1993, the Company issued a warrant to purchase up to 44,444 shares of the Company's Common Stock at an exercise price of $2.25 per share in conjunction with an equipment lease line facility. The fair value of the warrant was nominal, and the warrant expires at the earlier of seven years from the date of issuance or the merger or sale of the Company meeting certain criteria. The Company has reserved 44,444 shares of Common Stock for issuance upon exercise of this warrant.


NOTE 9: BENEFIT AND COMPENSATION PLANS


     Stock Option Plans. In 1988, the Company adopted an incentive and non-statutory stock option plan (the "1988 Plan") for which 2,251,834 shares have been reserved for issuance. Following adoption of the 1995 Stock Plan (the "1995 Plan") at the effectiveness of the Company's IPO, no further grants have been, or will be, made under the 1988 Plan. Options granted under the 1988 Plan and the 1995 Plan are for periods not to exceed ten years. Exercise prices of incentive stock option grants under both plans must be at least 100% of the fair market value of the stock at the date of grant and for nonstatutory stock options must be at least 85% of the fair market value of the stock at the date of grant. Under both plans, the options generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. The Company has reserved 3,240,000 shares of Common Stock for issuance under the 1995 Plan. Upon the closing of the acquisition of New Media

Communication Ltd. ("NMC") in January 1998, the 1997 Non-Statutory Option Plan (the "1997 Plan") became effective. The Company assumed all outstanding NMC options and issued new options at the closing totaling 800,000 shares. No further grants have been, or will be, made under the 1997 Plan. Options granted under the 1997 Plan were at fair market value and for periods not to exceed ten years with vesting generally under the same terms as the 1988 and 1995 plans.



     Director Option Plan. Effective upon the IPO, the Company adopted the 1995 Director Option Plan (the "Director Plan") and reserved 100,000 shares of Common Stock for issuance thereunder. The Director Plan provides for the grant of nonstatutory stock options to certain nonemployee directors of the Company pursuant to an automatic, nondiscretionary grant mechanism.


     The following table summarizes activities under the Plans:


                                                                                               WEIGHTED
                                                         SHARES AVAILABLE   STOCK OPTIONS      AVERAGE
                                                            FOR GRANT        OUTSTANDING    EXERCISE PRICE
                                                         ----------------   -------------   --------------
                                                               (IN THOUSANDS, EXCEPT EXERCISE PRICE)
Balance at December 31, 1995...........................          884            2,306           $ 1.83
Options granted........................................         (688)             688             6.36
Options exercised......................................           --             (416)            0.49
Options canceled.......................................           14              (96)            2.87
                                                              ------           ------           ------
Balance at December 31, 1996...........................          210            2,482             3.28
Shares authorized......................................          960               --               --
Options granted........................................       (1,008)           1,008             9.04
Options exercised......................................           --             (370)            1.65
Options canceled.......................................          308             (354)            7.13
                                                              ------           ------           ------
Balance at December 31, 1997...........................          470            2,766             5.11
Shares authorized......................................        1,950               --               --
Options granted........................................       (2,128)           2,128             6.24
Options exercised......................................           --             (374)            2.10
Options canceled.......................................          240             (274)            7.28
                                                              ------           ------           ------
Balance at December 31, 1998...........................          532            4,246           $ 5.80
                                                              ======           ======           ======


     The following table summarizes information regarding stock options outstanding at December 31, 1998:


                                        STOCK OPTIONS OUTSTANDING
                           ----------------------------------------------------       STOCK OPTIONS EXERCISABLE
                                            WEIGHTED-AVERAGE                      ---------------------------------
                               NUMBER          REMAINING                              NUMBER
        RANGE OF           OUTSTANDING AT   CONTRACTUAL LIFE   WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
     EXERCISE PRICES       DEC. 31, 1998        (YEARS)         EXERCISE PRICE    DEC. 31, 1998     EXERCISE PRICE
     ---------------       --------------   ----------------   ----------------   --------------   ----------------
                                                (IN THOUSANDS, EXCEPT EXERCISE PRICE AND LIFE)
$ 0.15 -  0.90                   690              3.8               $0.36               690             $0.36
  1.12 -  2.32                   250              8.1                1.68               236              1.67
  3.60 -  6.87                 1,576              8.2                5.70               568              5.58
  7.06 - 11.37                 1,730              8.9                8.65               362              9.27
                               -----              ---               -----             -----             -----
                               4,246              7.7               $5.80             1,856             $3.86
                               =====              ===               =====             =====             =====



     The weighted-average fair value of options granted in 1998 was $6.79. The weighted-average fair value of options granted in 1997 and 1996 was $9.14 and $6.47, respectively. Employee Stock Purchase Plan. Effective upon the IPO, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") for which 800,000 shares have been reserved for issuance. The Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of each six month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under

Section 423 of the Internal Revenue Code. 174,476, 136,542 and 97,954 shares were issued under the Purchase Plan during 1998, 1997 and 1996, respectively.


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


                                                                1998       1997      1996
                                                              --------    ------    ------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Net income (loss):
  As reported...............................................  $(21,453)   $4,929    $5,918
  Pro forma.................................................   (26,457)    3,209     4,474
Basic net income (loss) per share:
  As reported...............................................  $  (0.92)   $ 0.24    $ 0.29
  Pro forma.................................................     (1.14)     0.15      0.22
Diluted net income (loss) per share:
  As reported...............................................  $  (0.92)   $ 0.21    $ 0.26
  Pro forma.................................................     (1.14)     0.14      0.19


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


     Exercise of Common Stock Warrant. In March 1999, the Common Stock warrant issued in connection with the 1994 distribution agreement was amended whereby the warrant shall become exercisable immediately prior to the effectiveness of a registration statement of the Company's Common Stock, subject to certain conditions. In consideration of the acceleration of exercisability of the warrant, the warrant holder agreed to reduce the number of shares issuable under the warrant from 1,597,496 shares to 1,440,000 shares.

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

(b)    Reports on Form 8-K. None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K/2A to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on February 23, 2000.


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


                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
            /s/ ANTHONY J. LEY               Chairman of the Board, President and    February 23, 2000
------------------------------------------          Chief Executive Officer
             (Anthony J. Ley)                    (Principal Executive Officer)

           /s/ ROBIN N. DICKSON               Chief Financial Officer (Principal     February 23, 2000
------------------------------------------     Financial and Accounting Officer)
            (Robin N. Dickson)

            /s/ BARRY LEMIEUX*                             Director                  February 23, 2000
------------------------------------------
             (Barry Lemieux)

           /s/ E. FLOYD KVAMME*                            Director                  February 23, 2000
------------------------------------------
            (E. Floyd Kvamme)

            /s/ DAVID A. LANE*                             Director                  February 23, 2000
------------------------------------------
             (David A. Lane)

           /s/ MOSHE NAZARATHY*                            Director                  February 23, 2000
------------------------------------------
            (Moshe Nazarathy)

         /s/ MICHEL L. VAILLAUD*                           Director                  February 23, 2000
------------------------------------------
           (Michel L. Vaillaud)

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

  EXHIBIT
  NUMBER
  -------
21.1*        Subsidiaries of Registrant.
23.1         Consent of Independent Accountants.
24.1*        Power of Attorney.
27.1         Financial Data Schedule.


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