Form 10-K/A
period 1998-12-31
HARMONIC INC
filed 2000-03-10
CIK 851310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/3A

                            ------------------------


                                AMENDMENT NO. 3

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/3A or any amendment to this Form 10-K/3A. ________


     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $85,570,254. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 23,939,552 at March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE


                          DOCUMENT                            LOCATION IN FORM 10-K/3A
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


---------------
     The Board Compensation Committee Report and the Performance Graph to be included with the 1999 Proxy Statement shall not be deemed to be "soliciting material" or to be "filed" with the Commission or otherwise incorporated by reference into this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS


     This Annual Report on Form 10-K/3A contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding Harmonic's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to Harmonic on the date hereof, and Harmonic assumes no obligation to update any such forward-looking statements. Harmonic's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results of Operations."


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

  Acquired In-Process Technology


     On January 5, 1998, Harmonic acquired NMC, a privately-held Israeli development stage company with 15 employees, for $17.6 million in a stock-for-stock transaction. Harmonic also assumed all outstanding stock options of NMC. The transaction was accounted for as a purchase and, accordingly, the fair value of the assets and liabilities were recorded based upon their fair value at the time of the transaction. Harmonic determined that technological feasibility of the acquired in-process technology had not yet been established. Harmonic also believed that NMC's existing technology would generate no further revenue on account of its obsolescence. Accordingly, no value was assigned to the existing technology. In accordance with generally accepted accounting principles, Harmonic wrote off acquired in-process research and development expenses of $14.0 million as a one-time charge to operations in the first quarter of 1998.

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


     Discount rate. Discounting the net cash flows back to their present value was based on the Company's weighted average cost of capital of 16%. The risk-adjusted discount rate applied to the cash flows from IPRD was 19%. The risk premium of 3% for IPRD was due to inherent uncertainties surrounding the acquired technology. The most significant risks associated with the acquired technology include consumer acceptance, technology and resource risks.


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

                                    PART III


     Certain information required by Part III is omitted from this Report on Form 10-K/3A in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1999 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


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

(b)    Reports on Form 8-K. None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K/3A to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on March 10, 2000.


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


                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----
            /s/ ANTHONY J. LEY                Chairman of the Board, President and     March 10, 2000
------------------------------------------           Chief Executive Officer
             (Anthony J. Ley)                     (Principal Executive Officer)

           /s/ ROBIN N. DICKSON                Chief Financial Officer (Principal      March 10, 2000
------------------------------------------      Financial and Accounting Officer)
            (Robin N. Dickson)

            /s/ BARRY LEMIEUX*                              Director                   March 10, 2000
------------------------------------------
             (Barry Lemieux)

           /s/ E. FLOYD KVAMME*                             Director                   March 10, 2000
------------------------------------------
            (E. Floyd Kvamme)

            /s/ DAVID A. LANE*                              Director                   March 10, 2000
------------------------------------------
             (David A. Lane)

           /s/ MOSHE NAZARATHY*                             Director                   March 10, 2000
------------------------------------------
            (Moshe Nazarathy)

         /s/ MICHEL L. VAILLAUD*                            Director                   March 10, 2000
------------------------------------------
           (Michel L. Vaillaud)

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