Form 10-K
period 1999-12-31
HARMONIC INC
filed 2000-03-30
CIK 851310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] __________

     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on February 25, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,832,880,041. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 30,726,923 at February 25, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                              LOCATION IN
                          DOCUMENT                             FORM 10-K
                          --------                            -----------
None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding Harmonic's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to Harmonic on the date hereof, and Harmonic assumes no obligation to update any such forward-looking statements. Harmonic's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations."

OVERVIEW

     Harmonic designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite, telephone, and wireless networks. Our advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access, telephony and video on demand. We offer a broad range of fiber optic transmission and digital headend products for hybrid fiber coax, satellite and wireless networks, and our acquisition of New Media Communication Ltd. (now called Harmonic Data Systems Ltd.) in January 1998 has allowed us to develop and expand our product offerings to include high-speed data delivery software and hardware.

     On October 27, 1999, Harmonic announced a definitive agreement to acquire the DiviCom business of C-Cube Microsystems, Inc. A registration statement on Form S-4 and definitive proxy materials for shareholders were filed with the Securities and Exchange Commission on March 23, 2000. [Consummation of the merger is subject to a number of conditions, including Harmonic and C-Cube shareholder approval, the prior disposition of C-Cube's semiconductor business and regulatory approvals. The shareholder meetings are scheduled to be held on April 24, 2000.]

     The DiviCom business designs, manufactures and sells products and systems that enable satellite, wireless, telephone and cable companies to deliver digital video, audio and data over a variety of networks. By combining video compression technologies with network and communications technologies, the DiviCom business creates innovative products for producers and distributors of video and video-enhanced information. These products include encoders, multiplexers and network management systems, as well as systems integration services.

INDUSTRY BACKGROUND

  Demand for Broadband Access

     The demand for broadband access has increased significantly in recent years due in large part to the dramatic growth of the Internet, which has facilitated commercial applications such as telecommuting and electronic commerce as well as widespread use of the Web for communicating and accessing information. Rapid growth in the number of Internet users and the demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the "last mile" of the communications infrastructure where homes connect to the local network. Increasingly, individuals who experience the value of high-speed Internet access from their work locations are demanding similar levels of speed from their home or laptop connection. Access to the Internet over the last mile using standard telephone dial-up connections, however, has been limited generally to speeds of up to 56 Kbps.

  Competition and Deregulation

     Increased demand for high-speed broadband access, combined with recent and proposed regulatory reform, has spurred competition among communications service providers worldwide to offer combinations of video, voice and data services. Historically, U.S. long distance carriers and regional Bell operating companies, or RBOCs, were generally limited to providing only telephony services in the residential market. Cable television multiple system operators, or MSOs, also were generally limited to providing video programming. As a result, neither the RBOCs nor the cable operators had networks conducive to providing high-speed data services to residential subscribers. The Telecommunications Act of 1996, however, permitted cable operators, long-distance carriers and local exchange carriers such as the RBOCs to enter each other's markets. As a result, AT&T has acquired TCI and MediaOne and announced plans to offer broadband and interactive services, including telephony, on a broad scale over these cable systems in the next few years. Similarly, RBOCs are deploying various digital subscriber line technologies, or DSL, for high-speed data services over their existing copper networks. A number of RBOCs also have deployed alternative delivery systems such as hybrid fiber coax, or HFC, fiber to the curb and wireless for data and video transmission. In certain major metropolitan areas, new carriers have entered the market. For example, companies such as RCN are building state-of-the-art HFC networks to compete with incumbent RBOCs and cable operators.

     Similar deregulation of telecommunications and broadcasting abroad has fostered substantial growth and competition in many foreign communications markets. The emergence of direct broadcast satellite, or DBS, systems internationally and in the United States has also subjected cable operators to increasing competitive pressures. DBS systems offer consumers up to 200 channels of digital video programming. In addition, operators in other countries with more established DBS infrastructures are introducing data services to meet the growing demand from residential and small business customers for Internet access.

  Response of the Cable Operators

     To address increasing competition and demand for high-speed broadband services, cable operators are introducing voice and data services in addition to video. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams.

     In order to provide high-speed Internet access, cable operators have begun to deploy cable modems in a number of major metropolitan areas. Cable modems provide significantly faster and easier access to the Internet than traditional 28 Kbps or 56 Kbps telephone modems. Cable modems are frequently offered in conjunction with Internet content services such as Excite@Home or Road Runner by cable operators, which seek to accelerate customer adoption by providing a complete hardware and content package. The number of cable modem subscribers in the U.S. at the end of 1999 was estimated to be approximately 1.6 million, compared to approximately 500,000 in 1998. Forecasts from Paul Kagan Associates suggest that over five million cable modems will be deployed by 2001.

     Similarly, cable operators are upgrading and rebuilding their networks to offer digital video, which enables cable operators to provide more channels and better picture quality. Paul Kagan Associates estimated that of the approximately 67 million U.S. cable subscribers, approximately 5.1 million homes subscribed to digital cable services at the end of 1999 and approximately 10.6 million homes will subscribe to digital cable services by the end of 2000. Additionally, the FCC has mandated that broadcasters convert to digital format by 2006. Operators, nevertheless, will have to work with both analog and digital video signals for many years.

     As telephone carriers are planning to offer broadband voice, data and video services, cable operators are also upgrading and building out their HFC networks to provide telephony services. AT&T has set targets of 30% local telephone market share in its initial deployments in cable systems.

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

  Development of the Cable System Network Architecture

     The introduction and deployment of HFC network architectures has significantly increased network capacity, quality and reliability. The higher bandwidth of fiber can increase capacity to up to 110 analog channels. Video compression technologies can further extend the capacity of cable television systems to several hundred channels. However, to accommodate the interactive nature of telephony and Internet services, these networks require installation of return path equipment for the transmission of video, voice and data on the return path from the subscriber to the headend. Additionally, the introduction of these new services will require the deployment of fiber closer to the subscriber and therefore increase the amount of optical fiber and fiber optic equipment in an HFC network. In order to reliably deliver telephony and data services for large numbers of subscribers, AT&T has undertaken a trial in Salt Lake City in which optical fiber serves approximately 50 to 100 home groups, as opposed to the 500 to 1,000 home groups that are common in today's networks.

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

  The Market Opportunity

     The upgrade and extension of existing networks to facilitate high-speed broadband video, voice and data services require substantial expenditure and the replacement of significant portions of the transmission network. Competitive pressures and the desire to capture new revenue opportunities have induced major cable operators to focus on achieving economies of scale by increasing the size of their cable systems. This has been accomplished largely through cable system exchanges and the acquisition of smaller cable operators and independent operators, many of which could not afford the significant costs necessary to upgrade their systems. Having achieved a significant degree of consolidation, many cable operators are now turning their attention to investment in new infrastructure equipment.

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

     - In 1999, AT&T completed the acquisition of TCI for approximately $52 billion and has announced its intention to acquire MediaOne for approximately $57 billion;

     - In January 2000, America Online and Time Warner announced their intention to merge in a transaction valued at over $300 billion.

     As cable operators upgrade their networks to meet market demands, we believe that increased recognition of the value of cable networks as a medium for high-speed, interactive video, voice and data, their strategic access to homes and the improved financial strength of cable operators represent a significant market opportunity for broadband communications equipment vendors. Moreover, we believe that equipment vendors will also benefit from growth in the services offered by wireless, satellite and other broadband service providers.

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

     Fiber Optics Products. Our optical transmission products, node and return path products, and element management hardware and software allow operators to deliver traditional broadcast video services while supporting the roll-out of emerging interactive services and managing the fiber network. Our METROLink dense wave division multiplexing, or DWDM, solution also allows cable operators to provide video, voice and data services directly from the network headend to distributed nodes, thereby simplifying network architecture and eliminating the need to install complex electronics in multiple hubs, which significantly reduces the size of hubs and the associated building and maintenance costs.

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

     CyberStream System. Our CyberStream product line, which we developed and introduced in 1998 following our purchase of Harmonic Data Systems Ltd., provides a low cost, end to end hardware and software solution for high-speed data delivery, primarily over satellite and wireless networks to residential and business users. These products can support transmission rates of up to 48 Megabits per second.

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

     MAXLink Transmitters and Optical Amplifiers. The MAXLink transmitters and optical amplifiers operate at a wavelength of 1550 nm and serve long-haul applications and fiber dense architectures that are beyond the capability of 1310nm transmitters. This system is suited to evolving cable networks employing such features as redundant rings, hub interconnects and broadcast layer transmission.

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

     Encoders. Our encoder converts analog and digital video and audio signals to compressed digital format fully compliant with the MPEG-2 standard.

     Integrated Receiver eXchange Modules. Our IRX module receives a number of individually encoded digital program streams originating from multiple sources.

     Multiplexers. Our multiplexer module combines multiple MPEG-2 streams into one transport stream as well as authorizing conditional access.

     Modulators. Our modulators accept digital signals for modulation on to a radio frequency carrier for transmission over a broadband network.

     Video Server Gateways. Our VSG module acts as a gateway between a video server and subscribers on a network.

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

CUSTOMERS

     We sell our products to a variety of broadband communications network operators. Set forth below is a representative list of our customers during 1999.

     UNITED STATES           INTERNATIONAL
     -------------           -------------
  Adelphia             A provincial PTT in China
  AT&T                 Austar
  Bell South           Golden Channels
  Charter              Hong Kong Cable Television
  Comcast              Matav
  Cox                  NTL
  Daniels              Rogers
  MediaOne             Shaw
  Prime                TeleDanmark
  RCN                  Telewest
  Time-Warner          Videotron

     Historically, the majority of our sales have been to relatively few customers, and we expect this customer concentration to continue in the foreseeable future. In 1999, sales to AT&T accounted for 41% of net sales. In 1998, sales to TCI (now AT&T) accounted for 17% of net sales and sales to a Chinese distributor accounted for 11% of net sales. In 1997, sales to Capella (our Canadian distributor) accounted for 17% of net sales. No other customer accounted for more than 10% of our net sales in 1999, 1998 or 1997. The loss of AT&T or any other significant customer or any reduction in orders by AT&T or any significant customer, or our failure to qualify our products with a significant cable operator could adversely affect our business and operating results.

     Sales to customers outside of the United States in 1999, 1998 and 1997 represented 30%, 43% and 59% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. We cannot assure you that international markets will continue to develop or that we will receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods. See "Risk Factors -- We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations."

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

     Some components, subassemblies and modules necessary for the manufacture and integration of our products are obtained from a sole supplier or a limited group of suppliers. In particular, we rely on Fujitsu as a major source of lasers for our PWRLink and return path transmitters, for which there are limited alternative suppliers. In addition, certain optical components used in our METROLink and MAXLink products are currently available only from JDS Uniphase, which has recently acquired a number of optical component suppliers. Although we have qualified alternative suppliers for lasers, in the event that the supply of optical components is interrupted for any reason, products from alternative suppliers are unlikely to be immediately available in sufficient volume to meet our production needs. Further, sole suppliers are providing certain key elements of our digital products. The reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components. Although we attempt to minimize supply risks by holding safety stocks and continuously evaluating other sources, any interruption in supply could materially adversely affect our business and operating results. We do not maintain long-term agreements with any of our suppliers. While we have been able historically to obtain adequate supplies of components in a timely manner from our principal suppliers, we cannot assure you that we will be able to obtain adequate supplies in the future. Because the purchase of certain key components involves long lead times, in the event of unanticipated increases in demand for our products, we could be unable to manufacture certain products in a quantity sufficient to meet our customers' demand. If we cannot obtain adequate deliveries of key components we may not be able to ship products on a timely basis. Delays in shipment could damage relationships with current and prospective customers and could harm our business and operating results.

INTELLECTUAL PROPERTY

     We currently hold 14 issued United States patents and 9 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property right owned by us will not be invalidated, circumvented or challenged, that such intellectual property right will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

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

BACKLOG

     We schedule production of our systems based upon our backlog, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months. At December 31, 1999, order backlog amounted to $55.2 million, compared to $20.8 million at December 31, 1998. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable television operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end-users, our backlog at December 31, 1999 or any other date, is not necessarily indicative of actual sales for any succeeding period.

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

     Our competitors for fiber optic transmission products include established suppliers of cable television and telecommunications equipment such as ADC Telecommunications, ANTEC, General Instrument (recently acquired by Motorola), Philips and Scientific-Atlanta, as well as a number of smaller, more specialized companies. For digital headend products, our competitors include many of the same competitors as in fiber optic transmission products, and a number of new competitors, including Lucent Technologies. Competitors for CyberStream products in the satellite and wireless market include Broadlogic, SkyStream Networks, Hybrid Networks, SAGEM and Philips. Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of our larger competitors are in a better position to withstand any significant reduction in capital spending by cable television operators and other broadband service providers. In addition, many of our competitors have more long-standing and established relationships with domestic and foreign cable operators than we do. See "Risk Factors -- The Market In Which We Operate Is Intensely Competitive And Many Of Our Competitors Are Larger And More Established."

RESEARCH AND DEVELOPMENT

     We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 1999, 1998 and 1997 were $17.3 million, $13.5 million, and $11.7 million, respectively. We expect that research and development expenses will continue to increase in the future.

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

EMPLOYEES

     As of December 31, 1999, we employed a total of 454 people, including 197 in manufacturing operations, 112 in research and development, 105 in sales and marketing and 40 in a general and administrative capacity. We also employ a number of temporary employees and consultants on a contract basis. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the communications industry and in our immediate geographic area is intense, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel as we grow.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of March 1, 2000:

      NAME         AGE                             POSITION
      ----         ---                             --------
Anthony J. Ley...  61    Chairman of the Board of Directors, President and Chief
                         Executive Officer
Moshe              48    Senior Vice President, General Manager Israel R&D Center,
  Nazarathy......        Director
Robin N.           52    Chief Financial Officer
  Dickson........
Michael Yost.....  56    Vice President, Operations
Israel Levi......  60    Vice President, Research and Development

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

ITEM 2. PROPERTIES

     Our principal operations are located at our corporate headquarters in Sunnyvale, California. The lease on our headquarters building, of approximately 110,000 square feet, expires in July 2006. We also have several sales offices in the United States, sales and support centers in Europe and Asia and two subsidiaries, Harmonic Data Systems Ltd., and a research and development facility in Israel. We also expect to enter into leases for additional buildings in the near future in order to accommodate employees of the DiviCom business after the merger.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our properties is subject.

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

                                                             HIGH       LOW
                                                            -------    ------
1998
First quarter.............................................  $  8.13    $ 5.31
Second quarter............................................  $  9.50    $ 6.06
Third quarter.............................................  $  9.00    $ 3.81
Fourth quarter............................................  $  9.44    $ 4.38

1999
First quarter.............................................  $ 14.44    $ 7.44
Second quarter............................................  $ 29.50    $13.50
Third quarter.............................................  $ 73.31    $26.00
Fourth quarter............................................  $100.88    $47.00

     (b) Holders of record: At February 25, 2000, there were approximately 129 stockholders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1999       1998      1997      1996      1995
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................  $184,075   $ 83,857   $74,442   $60,894   $39,180
Gross profit...................................    80,605     30,555    34,605    27,731    17,851
Income (loss) from operations(1)...............    29,017    (21,943)    4,506     5,204     3,761
Net income (loss)(1)...........................    23,680    (21,453)    4,929     5,918     4,121
Basic net income (loss) per share..............      0.84      (0.92)     0.24      0.29      0.36
Diluted net income (loss) per share............      0.76      (0.92)     0.21      0.26      0.20
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments.........  $ 89,699   $  9,178   $13,670   $16,410   $22,126
Working capital................................   121,172     32,318    38,772    34,321    32,495
Total assets...................................   180,215     62,424    58,887    54,633    41,817
Long term debt, including current portion......        --        577        --        --        --
Stockholders' equity...........................   136,644     43,474    49,931    43,641    37,009

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

     On October 27, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems, Inc. ("C-Cube"), pursuant to which C-Cube will merge into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube will sell or spin-off to its shareholders all of the assets and liabilities of its semiconductor business prior to closing. C-Cube will then merge into Harmonic and, as a result, Harmonic will acquire C-Cube's DiviCom business. The DiviCom business designs, manufactures and sells products and systems that enable companies to deliver digital video, audio and data over a variety of networks including satellite, wireless, telephone and cable. The merger will be structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube will be converted into the right to receive .5427 shares of Harmonic common stock. Approximately 25.7 million shares of Harmonic Common Stock will be issued and the purchase price including acquisition related costs is expected to be approximately $1.7 billion. Consummation of the merger is subject to a number of conditions, including Harmonic and C-Cube shareholder approval, the prior disposition of C-Cube's semiconductor business and regulatory approvals. The shareholder meetings are scheduled to be held on April 24, 2000.

     To date, a substantial majority of Harmonic's net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 1999, sales to AT&T accounted for 41% of net sales compared to 17% in 1998. In addition, in 1998 sales to a Chinese distributor accounted for 11% of net sales.

     Sales to customers outside of the United States in 1999, 1998 and 1997 represented 30%, 43% and 59% of net sales, respectively. International sales are made primarily to distributors, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future.

     In 1999, 1998 and 1997, sales of optical transmitters accounted for approximately 63%, 54% and 63%, respectively, of net sales and sales of optical node receivers, return path and network management products accounted for approximately 32%, 35% and 37%, respectively, of net sales. In 1999 and 1998, TRANsend and CyberStream digital products accounted for 5% and 11% of net sales. There were no significant sales of digital products in 1997.

     Harmonic recognizes revenue upon shipment of products except when probability of collection is not assured or contract provisions require customer acceptance. Harmonic does not provide for rights of return to end users or distributors. A provision for the estimated cost of warranty is recorded at the time revenue is recognized and adjusted periodically to reflect actual and anticipated experience. To date, gross margins on sales of optical transmitter products have been higher than sales of receiver and return path products. In addition, sales made to customers outside of the United States have generally carried higher gross margins.

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

RESULTS OF OPERATIONS

     Harmonic's historical consolidated statements of operations data for each of the three years ended December 31, 1997, 1998 and 1999 as a percentage of net sales, are as follows:

                                                               FISCAL YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Net sales...................................................  100%    100%    100%
Cost of sales...............................................   56      64      54
                                                              ---     ---     ---
Gross profit................................................   44      36      46
Operating expenses
  Research and development..................................    9      16      16
  Sales and marketing.......................................   14      21      18
  General and administrative................................    5       8       6
  Acquired in-process technology............................           17      --
                                                              ---     ---     ---
          Total operating expenses..........................   28      62      40
                                                              ---     ---     ---
Income (loss) from operations...............................   16     (26)      6
Interest and other income, net..............................    1      --       1
                                                              ---     ---     ---
Income (loss) before income taxes...........................   17     (26)      7
Provision for income taxes..................................    4      --      --
                                                              ---     ---     ---
Net income (loss)...........................................   13%    (26)%     7%
                                                              ===     ===     ===

  Net Sales

     The Company's net sales increased 119% to $184.1 million in 1999, from $83.9 million in 1998. The increase in net sales was primarily due to higher unit sales of METROLink DWDM systems and PWRBlazer Scaleable Nodes, which began volume shipment during the middle of 1998, and, to a lesser extent, higher unit sales of existing products partially offset by lower selling prices. The increase was also attributable to increased spending by domestic and international customers. During 1999 domestic sales increased by 172%, principally due to increased shipments to AT&T. AT&T represented 41% of net sales during 1999 compared to 17% of net sales in 1998. International sales increased 51% during 1999 compared to 1998, primarily due to higher shipments to Canada and the United Kingdom. International sales represented 30% of net sales in 1999 compared to 43% in 1998. Net sales increased by 13% to $83.9 million in 1998, from to $74.4 million in 1997. This growth in net sales was primarily attributable to the sale of new products, including TRANsend digital headend products, METROLink DWDM systems and PWRBlazer Scaleable Nodes, which began volume shipment during the middle of 1998, as well as to an increase in spending by domestic customers in the second half of 1998. During 1998 domestic sales increased by 55%, principally due to increased shipments to AT&T, while international sales decreased by 17% due to continued weakness in many international markets. While the increase in net sales was also due to nominally higher unit sales of existing products, generally lower selling prices in the industry resulted in an approximate ten percent decrease in existing product sales.

  Gross Profit

     Gross profit increased to $80.6 million (44% of net sales) in 1999 from $30.6 million (36% of net sales) in 1998. The increases in gross profit and gross margin were principally due to higher unit volumes, which allowed the Company to improve fixed cost absorption and realize increased economies of scale through higher production and purchasing volumes, as well as a more favorable product mix, which included a higher percentage of transmitters. Gross profit decreased to $30.6 million (36% of net sales) in 1998 from $34.6 million (46% of net sales) in 1997. The decreases in gross profit and gross margin were principally due to a lower percentage of international sales resulting from reduced demand, a less favorable product mix, which included a lower percentage of transmitters, and pricing pressure for certain products due to increased competition. In addition, gross profit and gross margin were negatively impacted 1998 by start-up costs associated with new product introductions and an increase of $1.2 million in inventory reserves for existing products following the introduction of new products.

  Research and Development

     Research and development expenses increased to $17.3 million (9% of net sales) in 1999, from $13.5 million (16% of net sales) in 1998. The increase in absolute spending was principally attributable to higher headcount, consulting expenses and prototype expenses. These increases were partially offset by higher amounts of government grants earned in Israel, which are netted against research and development expenses. The decrease in research and development expenses as a percentage of net sales was principally attributable to increased net sales. Research and development expenses increased to $13.5 million (16% of net sales) in 1998 from $11.7 million (16% of net sales) in 1997. The increase in research and development expenses in 1998 in absolute dollars was primarily due to increased headcount, particularly at Harmonic's subsidiary in Caesarea, Israel, which develops Harmonic's TRANsend digital headend products, and to the inclusion of NMC's research and development expenses starting in January 1998. Research and development expenses for 1999, 1998 and 1997 are net of grants of approximately $950,000, $346,000 and $120,000, respectively. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

  Sales and Marketing

     Sales and marketing expenses increased to $25.0 million (14% of net sales) in 1999 from $18.2 million (21% of net sales) in 1998. The increase in absolute dollars was primarily due to higher headcount and costs associated with expansion of the sales and marketing organizations to provide wider geographic coverage and support for new products, as well as higher sales commissions related to increased net sales. The decrease in sales and marketing expenses as a percentage of net sales was principally attributable to increased net sales. Sales and marketing expenses increased to $18.2 million (21% of net sales) in 1998 from $13.6 million (18% of net sales) in 1997. The increase in sales and marketing expenses in 1998 was primarily due to higher headcount and costs associated with expansion and reorganization of the direct sales force, technical support and marketing organizations, particularly to support the introduction of new products. This increase included expenses incurred in connection with the recruiting and staffing for new international sales and technical support centers. In addition, higher promotional expenses and the inclusion of NMC's sales and marketing expenses starting in January 1998 contributed to the increase. Harmonic expects that sales and marketing expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

  General and Administrative

     General and administrative expenses increased to $9.3 million (5% of net sales) in 1999, from $6.8 million (8% of net sales) in 1998. The increase in absolute dollars in 1999 was principally due to increased personnel, consulting and recruiting expenses associated with supporting the Company's overall growth in headcount and operations. The decrease in general and administrative expenses as a percentage of net sales was attributable to increased net sales. General and administrative expenses increased to $6.8 million (8% of net sales) in 1998 from $4.8 million (6% of net sales) in 1997. The increase in general and administrative expenses in 1998 was primarily due to the inclusion of NMC's expenses starting in January

1998, as well as costs of supporting Harmonic's growth in overall headcount, and the establishment of international sales and support offices. Harmonic expects to incur higher levels of general and administrative expenses in the future, although such expenses may vary as a percentage of net sales.

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

  Interest and Other Income, Net

     Interest and other income, net, consisting principally of interest income, was $2.6 million in 1999, $0.5 million in 1998 and $0.7 million in 1997. The increase in 1999 was due primarily to interest earned on cash and cash equivalents and marketable investments, following the closing of the Company's public offering of common stock in April 1999. The decrease in 1998 was due primarily to lower interest income on lower average cash and cash equivalents balances.

  Income Taxes

     The provision for income taxes for 1999 was based on an estimated annual tax rate of 25%. No provision for income taxes was recorded for 1998 due to the net loss incurred. The provision for income taxes for 1997 was based on an estimated annual tax rate of 5% resulting from federal and state alternative minimum taxes and utilization of net operating loss carryforwards. The Company expects to have an effective annual tax rate that approximates statutory rates in year 2000 and beyond on income before amortization of goodwill and other intangibles related to the C-Cube merger. See "Risk Factors -- If The C-Cube Merger Is Completed, We Will Record Substantial Goodwill And Other Intangible Assets And Report Substantial Net Losses".

LIQUIDITY AND CAPITAL RESOURCES

     In April 1999 the Company completed a public offering of its common stock, raising approximately $58.3 million, net of underwriting discounts and offering expenses. The Company also received $4.0 million from exercise of a warrant. As of December 31, 1999, cash and cash equivalents and short-term investments totaled $89.7 million.

     Cash provided by operations was $21.7 million in 1999 compared to cash used in operations of $2.0 million in 1998. The increase in cash provided by operations in 1999 was primarily due to net income in 1999 compared to a net loss in 1998, and higher accounts payable and accrued liabilities partially offset by higher accounts receivable, inventory and prepaid expenses and other assets.

     The Company has a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires in July 2000. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 0.5% under the term loan) and are payable monthly. The Company has letters of credit issued under the line of $0.6 million which expire at various dates throughout year 2000. There were no outstanding borrowings at December 31, 1999 and 1998 under the line.

     Additions to property, plant and equipment were approximately $9.3 million during 1999 compared to $4.4 million in 1998. The increase in 1999 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity. While Harmonic currently has no material commitments, it expects to spend approximately $15.0 million on capital expenditures in 2000, primarily for manufacturing and test equipment. If the C-Cube merger is completed, the Company expects to spend substantially more on capital expenditures, but as of this date is unable to quantify the amount.

     The Company believes that its existing liquidity sources, including its bank line of credit facility, and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months if the C-Cube merger were not to be completed. However, the Company expects the merger to be completed, and believes that its existing liquidity sources, cash of $60 million to be received pursuant to the merger agreement and cash to be received for the estimated tax liability related to the spin-off of the semi-conductor business will satisfy the cash requirements of the combined Company for at least the next twelve months. See "Risk Factors -- We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds In Terms Acceptable To Us."

YEAR 2000 DISCLOSURE

     Thus far, the Company has not experienced any significant problems related to year 2000 issues associated with products under development or released, or with the Company's internal computer systems.

However, the Company cannot guarantee that the year 2000 problem will not adversely affect its business, operating results or financial condition at some point in the future.

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

     While our net sales increased during the last seven quarters from the level achieved in the first quarter of 1998 due to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. While net sales outside of North America increased during the third and fourth quarters of 1999 compared to the first quarter of 1998 we cannot predict if cable television spending outside of North America will continue to grow or whether cable television spending in North America will continue to increase. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

  Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business.

     Historically, a significant majority of our sales have been to relatively few customers. Sales to our ten largest customers in 1997, 1998 and 1999 accounted for approximately 56%, 66% and 75%, respectively, of net sales. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to AT&T and relatively few other customers will continue to account for a significant percentage of our net sales for the foreseeable future. In 1999, sales to AT&T accounted for 41% of our net sales compared to 17% in 1998. In addition, in 1998 sales to a Chinese distributor accounted for 11% of our net sales. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

  We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations.

     Sales to customers outside of the United States in 1997, 1998 and 1999 represented 59%, 43% and 30% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

     In recent years, certain Asian and Latin American currencies have devalued significantly in relation to the U.S. dollar. We believe that financial developments in Asia and Latin America were a major factor contributing to lower international net sales in fiscal 1998 as compared to fiscal 1997. In addition, the uncertain financial situation in Asia has placed financial pressure on some of our distributors. In response, we increased accounts receivable reserves in the first quarter of 1998. We are continuing to evaluate the effect on our business of recent financial developments in Asia and Latin America. Given the current economic uncertainties in China and throughout Asia, we cannot assure you that shipment of orders to Asia, including China, will be made as scheduled, or at all. We cannot assure you that our sales and collection cycles in Asia and Latin America will not continue to be harmed by the uncertain financial climate. In particular, we cannot predict the effect on our business, if any, of recent political tensions between the U.S. and China.

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

  The Market In Which We Operate Is Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

     The market for cable television transmission equipment is extremely competitive and has been characterized by rapid technological change. Harmonic's current competitors include significantly larger corporations such as ADC Telecommunications, ANTEC (a company owned in part by AT&T), General Instrument (which was recently acquired by Motorola), Philips and Scientific-Atlanta. Additional competition could come from new entrants in the broadband communications equipment market, such as Lucent Technologies and Cisco Systems. Most of these companies are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by cable television operators. In addition, many of our competitors have more long standing and established relationships with domestic and foreign cable television operators than we do. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

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

  Our Acquisition Of NMC Has Created Numerous Risks And Challenges For Us.

     The acquisition of New Media Communication Ltd., or NMC, which changed its name during 1999 to Harmonic Data Systems Ltd., or HDS, has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. The acquisition of NMC in January 1998 has allowed us to develop and expand our product offerings to include broadband high-speed data delivery hardware and software and increased the scope of our international operations in Israel. The acquisition of NMC continues to impose challenges, including:

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

  Our Failure To Complete The C-Cube Merger May Adversely Affect Our Business.

     The Merger Agreement with C-Cube contains conditions which we and/or C-Cube must meet prior to the consummation of the merger, including:

     - Harmonic stockholder approval of the merger;

     - C-Cube stockholder approval of the merger;

     - Neither Harmonic nor C-Cube having experienced any material adverse change in its business;

     - Neither Harmonic nor C-Cube having materially breached any of its representations, warranties or covenants in the Merger Agreement;

     - C-Cube having effected a sale or spin-off of its semiconductor division; and

     - There being no law or court order prohibiting the merger.

     In the event that the merger is not completed the market price for our common stock could decline. In addition, pursuant to Section 7.3 of the Merger Agreement, the Merger Agreement may be terminated by either party under certain circumstances. Each of Harmonic and C-Cube has agreed that if the merger is not consummated as a result of certain specified events, it will pay to the other party a termination fee of $50 million. Payment of the fees described in this paragraph are not in lieu of damages incurred in the event of willful breach of the Merger Agreement. If the merger is not consummated, legal, accounting and financial advisory fees as well as expenses incurred in connection with the proposed combination, in addition to the consummation and implementation of the merger and possible "break up fees" described above, could materially and adversely affect Harmonic's operating results.

     There are numerous risks associated with the C-Cube merger including those identified in this report. For a more complete discussion of risks we face, we urge you to read the risks set forth in the joint proxy statement filed with the Securities and Exchange Commission on March 23, 2000.

  If The C-Cube Merger Is Completed, We Will Record Substantial Goodwill And Other Intangible Assets And Report Substantial Net Losses.

     Goodwill and other intangible assets of approximately $1.3 billion are expected to be recorded in connection with the merger as disclosed in the pro forma financial data presented in the joint proxy statement. While the purchase price allocation has not been finalized, goodwill and intangibles are expected to be amortized over approximately 5 years, and such amortization is expected to result in substantial net losses as a result of the noncash charges commencing in the year 2000. The amortization of goodwill and intangibles are not deductible for tax purposes which will result in a provision for income taxes despite a substantial reported net loss.

  We Will Be Liable For C-Cube Microsystems' Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

     We believe that the spin-off of the semiconductor business will give rise to a significant tax liability which would be approximately $203 million based on an assumed valuation of the semiconductor business of $975 million. The actual tax liability may differ significantly from the estimate based on the facts and circumstances existing at the time of the spin-off. For example, the value of the stock of the spun-off semiconductor business will likely fluctuate and if such value at the time of the spin-off exceeds the assumed value, the actual tax liability will exceed the estimated tax liability. Under state law, Harmonic generally will become liable for all of C-Cube Microsystems' debts, including C-Cube Microsystems' liability for taxes resulting from the spin-off. C-Cube Microsystems is required to retain and transfer to Harmonic in the merger an amount of cash sufficient to pay this liability as well as all other tax liabilities of C-Cube Microsystems and its subsidiaries for periods prior to the merger. Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube Microsystems' tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic.

  Due To The Structure Of The Merger Transaction, Harmonic Will Be Liable For C-Cube Microsystems' General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube Microsystems' Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

     The merger of C-Cube Microsystems into Harmonic, with Harmonic as the surviving entity, will result in Harmonic assuming all of the liabilities of C-Cube Microsystems at the time of the merger. Pursuant to the merger agreement, Harmonic will be indemnified by the spun-off semiconductor business for liabilities associated with C-Cube Microsystems' historic semiconductor business. However, if the spun-off semiconductor business is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube Microsystems' historic semiconductor business are asserted after the merger, we would have to assume such obligations. Those obligations could have a material adverse effect on Harmonic.

  If The C-Cube Merger Is Completed, We May Experience Difficulties Integrating The DiviCom Business Of C-Cube.

     In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our proposed merger with C-Cube. In particular, the successful combination of

Harmonic and C-Cube will require substantial attention from management. The anticipated benefits of the merger will not be achieved unless the operations of the DiviCom business of C-Cube are successfully combined with those of Harmonic in a timely manner. The difficulties of assimilation may be increased by the need to integrate disparate information systems and personnel into a combined corporation and by Harmonic's limited personnel, management and other resources. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and certain customers may defer purchasing decisions. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could also materially and adversely affect the business, financial condition and operating results of the combined company. In addition, the success of the combined company depends, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of the DiviCom business of C-Cube. The success of the combined company will depend upon the retention of these key employees during the transitional period following the merger. Harmonic can offer no assurance that such key employees will remain with the combined company prior to or for any period after the proposed merger especially as competition for qualified technical and other personnel is intense, particularly in the San Francisco Bay Area. The loss of such services would adversely affect the combined company's combined business and operating results.

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

  Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

     We currently hold 14 issued United States patents and 9 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property right owned by us will not be invalidated, circumvented or challenged, that such intellectual property right will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

  We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

     We currently anticipate that our existing cash balances and available line of credit and cash flow expected to be generated from future operations will be sufficient to meet our liquidity needs for at least the next twelve months. If the C-Cube merger is consummated, we believe that our existing liquidity sources, cash of $60 million to be received pursuant to the merger agreement, cash to be received for the estimated tax liability related to the spin-off of the semiconductor business, our bank line of credit facility and anticipated funds from operations will satisfy the cash requirements of the combined company for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

     In addition, we expect to review other potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no other current agreements or negotiations underway with respect to any potential acquisition, any future transaction of this nature could require potentially significant amounts of capital. Funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

  We Purchase Several Key Components, Subassemblies And Modules Used In The Manufacture Or Integration Of Our Products From Sole Or Limited Sources, And We Are Increasingly Dependent On Contract Manufacturers.

     Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have been recently in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend considerable efforts to qualify additional optical component sources, consolidation of suppliers in the industry (including the proposed acquisition of Etek Dynamics by JDS Uniphase) and the small number of viable alternatives have limited the results of these efforts. Certain key elements of our digital headend products are provided by a sole foreign supplier. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we may be subject to an increasing risk of inventory obsolescence in the future, which could harm our business. See "Business -- Manufacturing and Suppliers."

  We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

     Harmonic maintains two facilities in the State of Israel with a total of approximately 85 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business.

     In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. We cannot predict the effect of these obligations on Harmonic in the future.

  Our Business Could Be Adversely Impacted By Year 2000 Issues.

     Thus far, we have not experienced any significant problems related to year 2000 issues associated with products under development or released, or with our internal computer systems. However, we can not guarantee that the year 2000 problem will not adversely affect our business, operating results or financial condition at some point in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. Dollar and currencies of

Harmonic's subsidiaries in Israel and in the United Kingdom. Harmonic has not engaged in hedging activities as of December 31, 1999 and does not expect to do so in the foreseeable future.

  Foreign Currency Exchange Rates

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

  Interest Rates

     Changes in interest rates could impact the Company's anticipated interest income on its cash equivalents and short-term investments. The company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of the analyses, a 10% adverse change in interest rates from the year end 1999 rates would not have a material adverse effect on the company's results of operations, cash flows or financial condition for the year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) Index to Consolidated Financial Statements:

                                                                   PAGE
                                                                   ----
     Report of Independent Accountants...........................   29
     Consolidated Balance Sheets as of December 31, 1999 and        30
     1998........................................................
     Consolidated Statement of Operations for the years ended,      31
     December 31, 1999, 1998 and 1997............................
     Consolidated Statement of Stockholders' Equity for the years   32
     ended December 31, 1999, 1998, and 1997.....................
     Consolidated Statement of Cash Flows for the years ended       33
     December 31, 1999, 1998, and 1997...........................
     Notes to Consolidated Financial Statements..................   34

     (b) Financial Statement Schedules: All financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

     (c) Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

FISCAL YEARS BY QUARTER (UNAUDITED)

                                                   1999                                        1998
                                 ----------------------------------------    -----------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
        QUARTERLY DATA:            4TH        3RD        2ND        1ST        4TH        3RD        2ND        1ST
        ---------------          -------    -------    -------    -------    -------    -------    -------    --------
Net sales......................  $63,286    $52,624    $37,902    $30,263    $27,097    $22,382    $18,174    $ 16,204
Gross profit...................   29,142     23,096     15,956     12,411     10,369      8,434      6,662       5,090
Income (loss) from
  operations(1)................   13,496      9,325      4,429      1,767        583     (1,044)    (2,929)    (18,553)
Net income (loss)(1)...........   14,378      7,692      3,855      1,349        628       (831)    (2,885)    (18,365)
Basic net income (loss) per
  share........................     0.35       0.25       0.13       0.06       0.03      (0.04)     (0.12)      (0.80)
Diluted net income (loss) per
  share........................     0.33       0.23       0.12       0.05       0.02      (0.04)     (0.12)      (0.80)

---------------
(1) The loss from operations and net loss for the first quarter of 1998 includes a one-time charge of $14.0 million for acquired in-process technology. See
    Note 2 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                          PRICEWATERHOUSECOOPERS LLP

San Jose, CA
January 18, 2000

                                 HARMONIC INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $ 24,822     $  9,178
  Short-term investments....................................    64,877           --
  Accounts receivable, net..................................    35,421       17,646
  Inventories...............................................    35,310       22,385
  Deferred income taxes.....................................     5,478           --
  Prepaid expenses and other assets.........................     3,792        1,175
                                                              --------     --------
          Total current assets..............................   169,700       50,384
Property and equipment, net.................................    14,931       10,726
Intangibles and other assets................................     1,062        1,314
                                                              --------     --------
                                                              $185,693     $ 62,424
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 18,946     $  7,534
  Income taxes payable......................................     2,265          151
  Accrued liabilities.......................................    19,073       10,204
  Current portion of long-term debt.........................        --          177
                                                              --------     --------
          Total current liabilities.........................    40,284       18,066
Long-term debt, less current portion........................        --          400
Other non-current liabilities...............................       521          484
Commitments and contingencies (Note 14)
Stockholders' equity:
  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized; no shares issued or outstanding............        --           --
  Common Stock, $.001 par value, 50,000,000 shares
     authorized; 30,501,766 and 23,451,688 shares issued and
     outstanding............................................        31           23
  Capital in excess of par value............................   148,551       70,913
  Accumulated deficit.......................................    (3,792)     (27,472)
  Accumulated other comprehensive income....................        98           10
                                                              --------     --------
          Total stockholders' equity........................   144,888       43,474
                                                              --------     --------
                                                              $185,693     $ 62,424
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales...................................................  $184,075     $ 83,857     $74,442
Cost of sales...............................................   103,470       53,302      39,837
                                                              --------     --------     -------
Gross profit................................................    80,605       30,555      34,605
                                                              --------     --------     -------
Operating expenses:
  Research and development..................................    17,281       13,524      11,676
  Sales and marketing.......................................    25,032       18,162      13,599
  General and administrative................................     9,275        6,812       4,824
  Acquired in-process technology............................        --       14,000          --
                                                              --------     --------     -------
          Total operating expenses..........................    51,588       52,498      30,099
                                                              --------     --------     -------
Income (loss) from operations...............................    29,017      (21,943)      4,506
Interest and other income, net..............................     2,556          490         682
                                                              --------     --------     -------
Income (loss) before income taxes...........................    31,573      (21,453)      5,188
Provision for income taxes..................................     7,893           --         259
                                                              --------     --------     -------
Net income (loss)...........................................  $ 23,680     $(21,453)    $ 4,929
                                                              ========     ========     =======
Net income (loss) per share:
  Basic.....................................................  $   0.84     $  (0.92)    $  0.24
                                                              ========     ========     =======
  Diluted...................................................  $   0.76     $  (0.92)    $  0.21
                                                              ========     ========     =======
Weighted average shares:
  Basic.....................................................    28,290       23,244      20,690
                                                              ========     ========     =======
  Diluted...................................................    30,967       23,244      23,046
                                                              ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                  COMMON STOCK     CAPITAL IN                     OTHER
                                 ---------------   EXCESS OF    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                 SHARES   AMOUNT   PAR VALUE      DEFICIT        INCOME          EQUITY       INCOME (LOSS)
                                 ------   ------   ----------   -----------   -------------   -------------   -------------
                                                                       (IN THOUSANDS)
Balance at December 31, 1996...  20,322    $20      $ 54,569     $(10,948)        $  --         $ 43,641
Net income.....................      --     --            --        4,929            --            4,929        $  4,929
Currency translation...........      --     --            --           --            23               23              23
                                                                                                                --------
Other comprehensive income.....                                                                                 $  4,952
                                                                                                                ========
Issuance of Common Stock under
  option and purchase plans....     506      1         1,337           --            --            1,338
                                 ------    ---      --------     --------         -----         --------
Balance at December 31, 1997...  20,828     21        55,906       (6,019)           23           49,931
Net loss.......................      --     --            --      (21,453)           --          (21,453)       $(21,453)
Currency translation...........      --     --            --           --           (13)             (13)            (13)
                                                                                                                --------
Other comprehensive loss.......                                                                                 $(21,466)
                                                                                                                ========
Issuance of Common Stock under
  option and purchase plans....     548     --         1,614           --            --            1,614
Acquisition of New Media
  Communication Ltd............   2,076      2        13,393           --            --           13,395
                                 ------    ---      --------     --------         -----         --------
Balance at December 31, 1998...  23,452     23        70,913      (27,472)           10           43,474
Net income.....................      --     --            --       23,680            --           23,680        $ 23,680
Change in unrealized loss on
  investments..................      --     --            --           --          (126)            (126)           (126)
Currency translation...........      --     --            --           --           214              214             214
                                                                                                                --------
Other comprehensive income.....                                                                                 $ 23,768
                                                                                                                ========
Tax benefit from exercise of
  employee stock options.......      --     --         8,244           --            --            8,244
Issuance of Common Stock in
  public offering, net.........   4,100      5        58,231           --            --           58,236
Issuance of Common Stock under
  option and purchase plans and
  warrant exercises............   2,950      3        11,163           --            --           11,166
                                 ------    ---      --------     --------         -----         --------
Balance at December 31, 1999...  30,502    $31      $148,551     $ (3,792)        $  98         $144,188
                                 ======    ===      ========     ========         =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 23,680    $(21,453)   $ 4,929
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     6,278       4,283      3,441
     Acquired in-process technology.........................        --      14,000         --
     Changes in assets and liabilities, net of effect of
       acquisition:
       Accounts receivable..................................   (17,775)     (1,040)    (3,815)
       Inventories..........................................   (12,905)     (6,393)      (692)
       Prepaid expenses and other assets....................    (2,617)      1,697        139
       Accounts payable.....................................    11,412       3,187     (1,896)
       Accrued and other liabilities........................    13,681       3,694       (140)
                                                              --------    --------    -------
          Net cash provided by (used in) operating
            activities......................................    21,754      (2,025)     1,966
Cash flows used in investing activities:
  Purchases of investments..................................   (71,760)         --         --
  Proceeds from maturities of investments...................     5,826          --         --
  Acquisition of property and equipment.....................    (9,331)     (4,384)    (4,767)
  Acquisition of New Media Communication Ltd., net of cash
     received...............................................        --        (280)        --
  Long-term advances........................................        --          --     (1,300)
                                                              --------    --------    -------
          Net cash used in investing activities.............   (75,265)     (4,664)    (6,067)
Cash flows from financing activities:
  Proceeds from issuance of Common Stock....................    69,401       1,614      1,338
  Borrowings under bank line and term loan..................       840       1,377         --
  Repayments under bank line and term loan..................    (1,270)       (800)        --
                                                              --------    --------    -------
          Net cash provided by financing activities.........    68,971       2,191      1,338
Effect of exchange rate changes on cash and cash
  equivalents...............................................       184           6         23
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents........    15,644      (4,492)    (2,740)
Cash and cash equivalents at beginning of period............     9,178      13,670     16,410
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $ 24,822    $  9,178    $13,670
                                                              ========    ========    =======
Supplemental disclosure of cash flow information:
  Income taxes paid during the period.......................  $  2,989    $    146    $   323
  Interest paid during the period...........................  $     60    $     80    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Harmonic Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Our advanced solutions enable cable television and other network operators to provide a range of broadcast and interactive broadband services that include high-speed Internet access, telephony and video on demand. We offer a broad range of fiber optic transmission and digital headend products for hybrid fiber coax, satellite and wireless networks, and our acquisition in January 1998 of New Media Communication Ltd., which changed its name to Harmonic Data Systems Ltd. ("HDS"), has allowed us to develop and expand our product offerings to include high-speed data delivery software and hardware.

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

     Cash Equivalents. The Company considers all highly liquid, investment-grade investments purchased with an original maturity date of three months or less at the date of purchase to be cash equivalents and are stated at amounts that approximate fair value, based on quoted market prices.

     Investments. The Company's investments are comprised of U.S. government obligations and corporate debt securities. Investments include instruments with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

     Fair Value of Financial Instruments. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

     Revenue Recognition. Revenue is recognized upon shipment of product except when probability of collection is not assured or contract provisions require customer acceptance. In these situations, revenue is recognized when collection is assured or customer acceptance has occurred. The Company does not provide rights of return to end users or distributors. A provision for the estimated cost of warranty is recorded at the time revenue is recognized and is adjusted periodically to reflect actual and anticipated experience.

     Inventories. Inventories are stated at the lower of cost, using the weighted average method, or market.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, which range from two to ten years, or the lease term of the respective assets, if applicable. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 1999 and 1998 were $5,001,000 and $3,979,000, respectively.

                                 HARMONIC INC.

     Intangibles and Other Assets. Goodwill acquired in connection with the acquisition of businesses is included in "Intangibles and other assets." Amortization is provided on a straight-line basis over the estimated useful life of five years. See Notes 2 and 6.

     Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations, such as equipment and improvements, and intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.

     Concentrations of Credit Risk. Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality financial institutions and are invested in short-term, highly liquid investment-grade obligations of government and commercial issuers, in accordance with the Company's investment policy. The investment policy limits the amount of credit exposure to any one financial institution or commercial issuer. The Company's accounts receivable are derived from sales to cable television and other network operators and distributors as discussed in Note 13. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company provides for expected losses but to date has not experienced any material losses. At December 31, 1999, receivables from two customers represented 20% and 11% respectively. At December 31, 1998, receivables from three customers represented 24%, 15%, and 14%, respectively.

     Currency Translation. The Company's Israeli operations' functional currency is the U.S. Dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation are included in stockholders' equity. Realized gains and losses resulting from foreign currency transactions have not been material to the consolidated statements of operations for the years ended December 31, 1999, 1998, and 1997.

     Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which has been applied for all periods presented.

     Accounting for Stock-Based Compensation. The Company's stock-based compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

     Accounting for Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not expect SFAS 133 to have a material impact upon the Company's consolidated financial statements.

     Reclassification. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1999 presentation. These reclassifications are not material.

                                 HARMONIC INC.

NOTE 2: PENDING BUSINESS COMBINATION

     On October 27, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems, Inc. ("C-Cube"), pursuant to which C-Cube will merge into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube will sell or spin-off to its shareholders all of the assets and liabilities of its semiconductor business prior to closing. C-Cube will then merge into Harmonic and, as a result, Harmonic will acquire C-Cube's DiviCom business. The DiviCom business designs manufactures and sells products and systems that enable companies to deliver digital video, audio and data over as variety of networks including satellite, wireless, telephone and cable. The merger will be structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube will be converted into the right to receive .5427 shares of Harmonic common stock. Approximately 25.7 million shares of Harmonic Common Stock will be issued and the purchase price including acquisition related costs is expected to be approximately $1.7 billion.

     Consummation of the merger is subject to a number of conditions, including Harmonic and C-Cube shareholder approval, the prior disposition of C-Cube's semiconductor business and regulatory approvals. The shareholder meetings are scheduled to be held on April 24, 2000.

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

NOTE 3: ACQUISITION OF NEW MEDIA COMMUNICATION LTD.

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

                                 HARMONIC INC.

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

     The following table sets forth the pro-forma net sales, net income and net income per share of the Company for the year ended December 31, 1997, giving effect to the acquisition of NMC as if it had occurred as of the beginning of the period presented:

                                                                   PRO FORMA
                                                                  (UNAUDITED)
                                                             ---------------------
                                                                     1997
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net sales..................................................         $75,086
Net income.................................................         $ 1,903
Net income per share:
  Basic....................................................         $  0.08
  Diluted..................................................         $  0.08
Weighted average shares:
  Basic....................................................          22,766
  Diluted..................................................          25,122

NOTE 4: CASH AND CASH EQUIVALENTS

     At December 31, 1999 and 1998, the Company had the following amounts in cash and cash equivalents, with original maturity dates of three months or less at the date of purchase. Realized gains and losses for the years ended December 31, 1999 and 1998 and the difference between gross amortized cost and estimated fair value at December 31, 1999 and 1998 were immaterial.

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
                                                             (IN THOUSANDS)
Commercial paper..........................................  $   572    $2,154
Cash and money market accounts............................   24,250     7,024
                                                            -------    ------
          Total cash and cash equivalents.................  $24,822    $9,178
                                                            =======    ======

                                 HARMONIC INC.

NOTE 5: INVESTMENTS

     The following table summarizes the Company's investments in securities (in thousands):

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED
           DECEMBER 31, 1999                COST         GAINS         LOSSES      FAIR VALUE
           -----------------              ---------    ----------    ----------    ----------
U.S. government debt securities.........   $ 1,501        $ --         $  (7)       $ 1,494
Corporate debt securities...............    63,543         233          (393)        63,383
                                           -------        ----         -----        -------
          Total.........................   $65,044        $233         $(400)       $64,877
                                           =======        ====         =====        =======

    At December 31, 1998, all investment securities had original maturities of three months or less at date of purchase and accordingly were classified as cash and cash equivalents.

     The following table summarizes debt maturities at December 31, 1999 (in thousands):

                                                              AMORTIZED
                     DECEMBER 31, 1999                          COST       FAIR VALUE
                     -----------------                        ---------    ----------
Less than one year..........................................   $37,809      $37,795
Due in 1 - 2 years..........................................    27,235       27,082
                                                               -------      -------
          Total.............................................   $65,044      $64,877
                                                               =======      =======

                                 HARMONIC INC.

NOTE 6: BALANCE SHEET DETAILS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable.................................  $ 36,732    $ 18,646
  Less: allowance for doubtful accounts.....................    (1,311)     (1,000)
                                                              --------    --------
                                                              $ 35,421    $ 17,646
                                                              ========    ========
Inventories:
  Raw materials.............................................  $ 10,649    $  3,747
  Work-in-process...........................................     4,740       4,557
  Finished goods............................................    19,921      14,081
                                                              --------    --------
                                                              $ 35,310    $ 22,385
                                                              ========    ========
Property and equipment:
  Furniture and fixtures....................................  $  2,278    $  2,051
  Machinery and equipment...................................    27,726      19,854
  Leasehold improvements....................................     3,886       2,779
                                                              --------    --------
                                                                33,890      24,684
  Less: accumulated depreciation and amortization...........   (18,959)    (13,958)
                                                              --------    --------
                                                              $ 14,931    $ 10,726
                                                              ========    ========
Intangibles and other assets:
  Other assets..............................................  $    150    $     98
  Goodwill..................................................     1,520       1,520
                                                              --------    --------
                                                                 1,670       1,618
  Less: accumulated amortization............................      (608)       (304)
                                                              --------    --------
                                                              $  1,062    $  1,314
                                                              ========    ========
Accrued liabilities:
  Accrued compensation......................................  $ 10,019    $  3,655
  Customer deposits.........................................     2,992       2,234
  Deferred revenue..........................................     1,302       1,466
  Accrued warranties........................................     1,167         575
  Other.....................................................     3,593       2,274
                                                              --------    --------
                                                              $ 19,073    $ 10,204
                                                              ========    ========

NOTE 7: NET INCOME (LOSS) PER SHARE

     Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic net income per share excludes the dilutive effect of stock options and warrants. Diluted net income per share replaces fully diluted net income per share and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted net income per share, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants rather than the higher of the average or ending price as used in the computation of fully diluted net income per share.

                                 HARMONIC INC.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income per share computations:

                                                          1999          1998           1997
                                                       ----------    -----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) (numerator)........................   $23,680       $(21,453)      $ 4,929
                                                        =======       ========       =======
Shares calculation (denominator):
Average shares outstanding -- basic..................    28,290         23,244        20,690
Effect of Dilutive Securities:
Potential Common Stock relating to stock options and
  warrants...........................................     2,677             --         2,356
                                                        -------       --------       -------
Average shares outstanding -- diluted................    30,967         23,244        23,046
                                                        =======       ========       =======
Net income (loss) per share -- basic.................   $  0.84       $  (0.92)      $  0.24
                                                        =======       ========       =======
Net income (loss) per share -- diluted...............   $  0.76       $  (0.92)      $  0.21
                                                        =======       ========       =======

     Options and warrants to purchase 189,170, 5,888,236, and 1,028,300 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been antidilutive. The price ranges of these options and warrants were from $39.75 to $94.94 for 1999, $0.15 to $11.37 per share for 1998, and $8.25 to $11.37 per share for 1997.

NOTE 8: LINE OF CREDIT

     The Company has a bank line of credit facility (the "line"), providing for borrowings of up to $10,000,000 with a $3,000,000 secured equipment term loan sub-limit (the "term loan"). The line contains certain financial and other covenants, with which the Company is in compliance at December 31, 1999, and is available until July 2000. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 0.5% under the term loan) and are payable monthly. The Company has letters of credit issued under the line of $0.6 million which expire at various dates throughout year 2000. There were no outstanding borrowings at December 31, 1999 and 1998 under the line.

NOTE 9: LONG-TERM DEBT

     The Company had no long term debt at December 31, 1999. As of December 31, 1998 borrowings of $577,000 were outstanding under a previous equipment term loan facility.

NOTE 10: CAPITAL STOCK

     Stock Issuances. In April 1999, the Company completed a public offering of 5,600,000 shares of common stock at a price of $15.13 per share. Of these 5,600,000 shares, 4,000,000 shares were sold by the Company and 1,600,000 shares were sold by selling stockholders. An additional 100,000 shares were sold by the Company to the underwriters to cover over-allotments. Total net proceeds to the Company were approximately $58.3 million, after underwriter discounts and commissions and expenses. The shares sold by selling stockholders included 1,440,000 shares held by Scientific-Atlanta, Inc. Scientific-Atlanta, Inc. acquired these shares pursuant to the exercise of a warrant for which the Company received $4.0 million upon such warrant's exercise.

     Common Stock Warrants. In June 1994, the Company entered into a distribution agreement with Scientific-Atlanta, Inc., in connection with which it issued a warrant to purchase up to 1,597,496 shares of Common Stock at $2.78 per share. The warrant had a fair value of $200,000, which was charged to results of

                                 HARMONIC INC.

operations in the second quarter of 1994. In April 1999, the common stock warrant was exercised immediately prior to the public offering. In consideration of the acceleration of exercisability of the warrant, which was to become exercisable in June 1999 and expire at the earlier of six years from the date of issuance or the closing of a significant acquisition transaction, as defined in the warrant, Scientific-Atlanta, Inc. agreed to reduce the number of shares issued from 1,597,496 shares to 1,440,000 shares.

     In 1993, the Company issued a warrant to purchase up to 44,444 shares of the Company's Common Stock at an exercise price of $2.25 per share in conjunction with an equipment lease line facility. In February 1999, the holder elected to use the net exercise provision, resulting in the issuance of 35,476 shares of common stock and the surrender of the remaining 8,968 shares of common stock.

     Stock Split. The Company completed a two-for-one stock split which was effected in the form of a stock dividend and distributed on October 14, 1999 payable to stockholders of record as of September 27, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

NOTE 11: BENEFIT AND COMPENSATION PLANS

     Stock Option Plans. In 1988, the Company adopted an incentive and non-statutory stock option plan (the "1988 Plan") for which 2,251,834 shares have been reserved for issuance. Following adoption of the 1995 Stock Plan (the "1995 Plan") at the effectiveness of the Company's initial public offering ("IPO"), no further grants have been, or will be, made under the 1988 Plan. Options granted under the 1988 Plan and the 1995 Plan are for periods not to exceed ten years. Exercise prices of incentive stock option grants under both plans must be at least 100% of the fair market value of the stock at the date of grant and for nonstatutory stock options must be at least 85% of the fair market value of the stock at the date of grant. Under both plans, the options generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. The Company has reserved 4,400,000 shares of Common Stock for issuance under the 1995 Plan. Upon the closing of the acquisition of HDS in January 1998, the 1997 Non-Statutory Option Plan (the "1997 Plan") became effective. The Company assumed all outstanding HDS options and issued new options at the closing totaling 800,000 shares. No further grants have been, or will be, made under the 1997 Plan. In 1999, the company adopted a non-statutory stock option plan (the "1999 Plan") for which 400,000 shares have been reserved for issuance. Options granted under the 1997 and 1999 Plans were at fair market value and for periods not to exceed ten years with vesting generally under the same terms as the 1988 and 1995 plans.

     Director Option Plan. Effective upon the IPO, the Company adopted the 1995 Director Option Plan (the "Director Plan") and reserved 100,000 shares of Common Stock for issuance thereunder. The Director Plan provides for the grant of nonstatutory stock options to certain nonemployee directors of the Company pursuant to an automatic, nondiscretionary grant mechanism.

                                 HARMONIC INC.

     The following table summarizes activities under the Plans:

                                                                                     WEIGHTED
                                             SHARES AVAILABLE    STOCK OPTIONS       AVERAGE
                                                FOR GRANT         OUTSTANDING     EXERCISE PRICE
                                             ----------------    -------------    --------------
                                                    (IN THOUSANDS, EXCEPT EXERCISE PRICE)
Balance at December 31, 1996...............          210             2,482            $ 3.28
Shares authorized..........................          960                --                --
Options granted............................       (1,008)            1,008              9.04
Options exercised..........................           --              (370)             1.65
Options canceled...........................          308              (354)             7.13
                                                  ------            ------            ------
Balance at December 31, 1997...............          470             2,766              5.11
Shares authorized..........................        1,950                --                --
Options granted............................       (2,128)            2,128              6.24
Options exercised..........................           --              (374)             2.10
Options canceled...........................          240              (274)             7.28
                                                  ------            ------            ------
Balance at December 31, 1998...............          532             4,246              5.80
Shares authorized..........................        1,560                --                --
Options granted............................         (977)              977             30.76
Options exercised..........................           --            (1,273)             4.80
Options canceled...........................          205              (218)             9.04
                                                  ------            ------            ------
Balance at December 31, 1999...............        1,320             3,732            $12.48
                                                  ======            ======            ======

     The following table summarizes information regarding stock options outstanding at December 31, 1999:

                               STOCK OPTIONS OUTSTANDING                     STOCK OPTIONS EXERCISABLE
                  ----------------------------------------------------   ---------------------------------
                      NUMBER       WEIGHTED-AVERAGE                          NUMBER
                  OUTSTANDING AT      REMAINING                          EXERCISABLE AT
   RANGE OF        DECEMBER 31,    CONTRACTUAL LIFE   WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
EXERCISE PRICES        1999            (YEARS)         EXERCISE PRICE         1999         EXERCISE PRICE
---------------   --------------   ----------------   ----------------   --------------   ----------------
                              (IN THOUSANDS, EXCEPT EXERCISE PRICE AND LIFE)
$0.15 -  5.00..         750              4.4               $ 2.10              721             $ 2.01
5.47 -  6.75..          826              7.5                 6.05              309               6.39
6.88 -  8.38..          757              8.2                 7.87              258               7.89
8.44 - 25.50..        1,161              8.7                17.36              241              10.12
26.44 - 94.94..         238              9.7                58.41                7              26.44
                      -----              ---               ------            -----             ------
                      3,732              7.5               $12.48            1,536             $ 5.26
                      =====              ===               ======            =====             ======

     The weighted-average fair value of options granted in 1999 was $30.76. The weighted-average fair value of options granted in 1998 and 1997 was $6.79 and $9.14, respectively.

     Employee Stock Purchase Plan. Effective upon the IPO, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") for which 800,000 shares have been reserved for issuance. The Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of each six month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. 201,826, 174,476 and 136,542 shares were issued under the Purchase Plan during 1999, 1998 and 1997, respectively.

     Fair Value Disclosures. The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method at the grant dates, as

                                 HARMONIC INC.

prescribed in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                         1999        1998       1997
                                                        -------    --------    ------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net income (loss):
  As reported.........................................  $23,680    $(21,453)   $4,929
  Pro forma...........................................   17,223     (26,457)    3,209
Basic net income (loss) per share:
  As reported.........................................  $  0.84    $  (0.92)   $ 0.24
  Pro forma...........................................     0.61       (1.14)     0.15
Diluted net income (loss) per share:
  As reported.........................................  $  0.76    $  (0.92)   $ 0.21
  Pro forma...........................................     0.56       (1.14)     0.14

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      EMPLOYEE STOCK OPTIONS                 EMPLOYEE STOCK PURCHASE PLAN
                              ---------------------------------------   ---------------------------------------
                                 1999          1998          1997          1999          1998          1997
                              -----------   -----------   -----------   -----------   -----------   -----------
Dividend yield..............     0.0%          0.0%          0.0%          0.0%          0.0%          0.0%
Volatility..................      90%           65%           55%           90%           65%           55%
Risk-free interest rate.....  4.7% - 6.7%   4.4% - 5.6%   5.6% - 6.7%   4.6% - 6.4%   4.6% - 5.5%   5.1% - 6.3%
Expected life (years).......       4             4             4             2             2             2

     Retirement/Savings Plan. The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. The Company makes discretionary contributions to the plan of $0.25 per dollar contributed by eligible participants up to a maximum contribution per participant of $750 per year.

NOTE 12: INCOME TAXES

     The provision for income taxes consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                               1999      1998    1997
                                                              -------    ----    ----
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $11,611    $--     $168
  Foreign...................................................      351     --       90
  State.....................................................    1,409     --        1
                                                              -------    ---     ----
                                                               13,371     --      259
Deferred:
  Federal...................................................   (4,143)    --       --
  Foreign...................................................       --     --       --
  State.....................................................   (1,335)    --       --
                                                              -------    ---     ----
                                                               (5,478)    --       --
                                                              -------    ---     ----
                                                              $ 7,893    $--     $259
                                                              =======    ===     ====

                                 HARMONIC INC.

     The Company's (benefit) provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) before income taxes as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Provision at statutory rate...........................  $11,051    $(7,294)   $ 1,764
Differential (benefit) in rates on foreign earnings...      (20)       774       (111)
State taxes, net of federal benefit...................       48         --          1
Foreign sales corporation benefit.....................     (307)        --       (176)
Acquired in-process technology and non-deductible
  goodwill............................................      106      4,863         --
Utilization of net operating loss carryovers..........     (597)        --     (1,661)
Utilization of research credits.......................     (548)        --         --
Future benefits not currently recognized..............      508      2,116        364
Realized deferred tax assets previously reserved......   (3,249)        --         --
Alternative minimum tax...............................       --         --         51
Others, net...........................................      901       (459)        27
                                                        -------    -------    -------
                                                        $ 7,893    $    --    $   259
                                                        =======    =======    =======

     Deferred tax assets (liabilities) comprise the following:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1999      1998       1997
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
Net operating loss carryovers..........................  $   --    $   845    $   303
Research and development credit carryovers.............      --      3,285      2,452
Capitalized research and development costs.............     283         71        234
Reserves not currently deductible......................   4,863      2,814      1,657
Other..................................................     332        419         96
                                                         ------    -------    -------
          Total deferred tax assets....................   5,478      7,434      4,742
Valuation allowance....................................      --     (7,434)    (4,742)
                                                         ------    -------    -------
Net deferred tax assets................................  $5,478    $    --    $    --
                                                         ======    =======    =======

     The valuation allowance at December 31, 1998 and 1997 was attributed to deferred tax assets. Management believed that sufficient uncertainty existed regarding the realizability of these items such that a full valuation allowance was recorded.

     The Company's income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits of disqualifying dispositions of stock options. The Company receives an income tax benefit for compensation expense for tax purposes which is calculated as the difference between the market value of the stock issued at the time of exercise and the option price at the applicable income tax rates. This benefit is recorded as an increase in capital in excess of par value.

NOTE 13: GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in one industry segment and markets its products worldwide through its own direct sales force and through systems integrators and distributors. The Company has a manufacturing facility located in the U.S., international sales and support centers in Europe and Asia, and its Harmonic Data Systems Ltd. subsidiary and a research and development facility in Israel.

                                 HARMONIC INC.

     The following table summarizes net sales and property and equipment information for geographic areas (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Net sales:
  United States......................................  $129,028    $47,422    $30,651
  Canada.............................................    12,969      7,208     12,806
  China..............................................     8,552     11,647      8,254
  Other foreign countries............................    33,526     17,580     22,731
                                                       --------    -------    -------
          Total......................................  $184,075    $83,857    $74,442
                                                       ========    =======    =======
Property, equipment and intangibles:
  United States......................................  $ 14,014    $10,384    $ 8,617
  Israel.............................................     1,759      1,501      1,373
  Other foreign countries............................        70         57         87
                                                       --------    -------    -------
          Total......................................  $ 15,843    $11,942    $10,077
                                                       ========    =======    =======

     The Company sells to a significant number of its end users through distributors. In 1999 sales to one domestic customer represented 41% of total net sales. In 1998 sales to one domestic customer and one foreign distributor represented 17% and 11% of total net sales, respectively. In 1997, sales to one distributor represented 17% of total net sales.

     In 1999, 1998 and 1997, sales of optical transmitters accounted for approximately 63%, 54%, and 63%, respectively of net sales and sales of optical node receivers, return path and network management products accounted for approximately 32%, 35%, and 37%, respectively, of net sales. In 1999 and 1998, TRANsend and CyberStream digital products accounted for 5%, and 11% of net sales. There were no significant sales of digital products in 1997.

NOTE 14: COMMITMENTS AND CONTINGENCIES

     Commitments -- Facilities Leases. The Company leases its facilities under noncancelable operating leases which expire at various dates through 2010. Total rent expense related to these operating leases was $1,647,000, $1,602,000, and $1,413,000, for 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 1999, were as follows: (in thousands)


2000........................................................  $1,513
2001........................................................   1,415
2002........................................................   1,324
2003........................................................   1,352
2004........................................................   1,392
Thereafter..................................................   2,456
                                                              ------
                                                              $9,452
                                                              ======

     Commitments -- Royalties. The Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 1999 and 1998 royalty expenses were not material to consolidated operations or financial position.

     Contingencies. The Company is a party to certain litigation matters and claims which are normal in the course of its operations and, while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors

          NAME            AGE                    PRINCIPAL OCCUPATION
          ----            ---                    --------------------
Anthony J. Ley..........  61    Chairman of the Board of Directors, President and Chief
                                Executive Officer, Harmonic Inc.
Moshe Nazarathy.........  48    Senior Vice President, General Manager Israel R&D
                                Center, Harmonic Inc.
E. Floyd Kvamme.........  62    General Partner, Kleiner Perkins Caufield & Byers
David A. Lane...........  41    General Partner, Alpine Technology Ventures
Barry D. Lemieux........  60    Retired; former President of American Cablesystems
                                Corporation
Michel L. Vaillaud......  68    Retired; former Chairman and CEO of Schlumberger,
                                Limited

     Each incumbent director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.

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

     Moshe Nazarathy, a founder of the Company, has served as Senior Vice President, General Manager of Israel R&D Center, since December 1993, as a director of the Company since the Company's inception and served as Vice President, Research, from the Company's inception through December 1993. From 1985 to 1988, Dr. Nazarathy was employed in the Photonics and Instruments Laboratory of Hewlett-Packard Company, most recently serving as Principal Scientist from 1987 to 1988. From 1982 to 1984, Dr. Nazarathy held post-doctoral and adjunct professor positions at Stanford University. Dr. Nazarathy holds a B.S. and a Ph.D. in electrical engineering from Technion-Israel Institute of Technology and is named as an inventor on 12 patents.

     E. Floyd Kvamme has been a director of the Company since January 1990. Since 1984, Mr. Kvamme has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm. Mr. Kvamme is also a director of Brio Technology, Inc., GemFire, Photon Dynamics, Inc., Power Integrations, Inc., and Silicon Genesis. Mr. Kvamme holds a B.S.E.E. from the University of California, Berkeley and an M.S.E.E. from Syracuse University.

     David A. Lane has been a director of the Company since June 1992. Since December 1994, Mr. Lane has been a general partner and co-founder of Alpine Technology Ventures, a venture capital firm. From August 1987 to December 1994, he was a Vice President at the Harvard Private Capital Group, the investment affiliate through which the Harvard Management Company makes private and direct investments. Mr. Lane is also a director of several private companies. Mr. Lane holds a B.S.E.E. from the University of Southern California and an M.B.A. from Harvard University.

     Barry D. Lemieux has been a director of the Company since January 1996. Now retired, from 1978 to 1988 Mr. Lemieux was with American Cablesystems Corporation, most recently as President and Chief Operating Officer. In addition to marketing and general management positions with the New York Telephone Company and Continental Cablevision, Mr. Lemieux has served on numerous cable television industry committees, is a former director of the Cable Advertising Bureau (CAB) and past Chairman of the Cable Television Administration and Marketing Society (CTAM). Mr. Lemieux holds a B.A. in history from Hofstra University and an M.A.T. from Harvard University.

     Michel L. Vaillaud has been a director of the Company since March 1997. Now retired, from 1973 to 1986 Mr. Vaillaud was with Schlumberger, Limited, most recently as Chairman and Chief Executive Officer. He is a graduate of Ecole Polytechnique in Paris and Ecole Nationale Superieure des Mines in Paris. He serves as a Trustee of the Institute of Advanced Studies in Princeton, New Jersey.

     (c) Section 16(a) -- Beneficial Ownership Reporting Compliance.

     Based solely on its review of copies of filings under Section 16(a) of the Exchange Act received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1999 all Section 16 filings requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company whose salary plus bonus exceeded $100,000 in the last fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                       ANNUAL COMPENSATION(1)    ------------------
                                                       ----------------------        SECURITIES
         NAME AND PRINCIPAL POSITION           YEAR     SALARY        BONUS      UNDERLYING OPTIONS
         ---------------------------           ----    ---------    ---------    ------------------
Anthony J. Ley...............................  1999    $325,000     $641,069           50,000
  Chairman of the Board, President &           1998     300,000       50,000           80,000
  Chief Executive Officer                      1997     275,000           --           50,000
Moshe Nazarathy..............................  1999     189,883      374,779           20,000
  Senior Vice President, General Manager of    1998     168,242       25,000           24,000
  Israel R&D Center                            1997     157,909           --           26,000
Michael Yost.................................  1999     190,000      374,779           24,000
  Vice President, Operations                   1998     175,000       25,000     24,000 26,000
                                               1997     160,000           --
Israel Levi..................................  1999     185,000      384,916           20,000
  Vice President, Research & Development       1998     170,000       25,000           24,000
                                               1997     155,000           --           26,000
Robin N. Dickson.............................  1999     183,596      374,781           24,000
  Chief Financial Officer                      1998     160,000       25,000           24,000
                                               1997     145,000           --           26,000

---------------
(1) Other than compensation described above, the Company did not pay any Named Executive Officer any compensation, including incidental personal benefits, in excess of 10% of such executive officer's salary.

                          OPTION GRANTS IN FISCAL 1999

                                                 INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE
                           -------------------------------------------------------------     AT ASSUMED ANNUAL RATES
                           NUMBER OF                                                             OF STOCK PRICE
                           SECURITIES   PERCENT OF TOTAL                                     APPRECIATION FOR OPTION
                           UNDERLYING   OPTIONS GRANTED                                              TERM(2)
                            OPTIONS     TO EMPLOYEES IN    EXERCISE OR                     ---------------------------
          NAME             GRANTED(1)     FISCAL YEAR      BASE PRICE    EXPIRATION DATE       5%             10%
          ----             ----------   ----------------   -----------   ---------------   -----------   -------------
Anthony J. Ley...........    50,000           5.1%           $25.50         6/22/2009       $801,841      $2,032,022
Moshe Nazarathy..........    20,000           2.0%            25.50         6/22/2009        320,736         812,809
Michael Yost.............    24,000           2.5%            25.50         6/22/2009        384,884         975,370
Robin N. Dickson.........    24,000           2.5%            25.50         6/22/2009        384,884         975,370
Israel Levi..............    20,000           2.0%            25.50         6/22/2009        320,736         812,809

---------------
(1) The options were granted pursuant to the Company's 1995 Stock Plan, and become exercisable at a rate of 1/4 of the shares subject to the option one year after the date of grant and an additional 1/48 of the shares at the end of each month thereafter, subject to continued service as an employee. The term of each option is ten years.

(2) Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises will depend on the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period.

         AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND YEAR-END VALUES

     The following table provides information with respect to the exercise of stock options during 1999 and the value of stock options held as of December 31, 1999 by each of the Named Executive Officers under the 1988 Stock Option Plan and the 1995 Stock Plan.

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                              SHARES                        OPTIONS AT 12/31/99         OPTIONS AT 12/31/99(2)
                            ACQUIRED ON      VALUE      ---------------------------   ---------------------------
           NAME              EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   -----------   -----------   -------------   -----------   -------------
Anthony J. Ley............    60,000       $898,500       422,496        120,834      $38,641,505    $9,594,264
Moshe Nazarathy...........        --             --       131,540         45,792       11,768,812     3,610,271
Michael Yost..............    20,000        220,750        62,130         49,770        5,549,842     3,886,039
Robin N. Dickson..........    20,000        722,000       106,012         49,718        9,699,436     3,881,357
Israel Levi...............        --             --        58,846         46,960        5,174,622     3,707,929

---------------
(1) Value realized represents the difference between the exercise price of the options and the fair market value of the underlying securities on the date of exercise.

(2) Calculated by determining the difference between the fair market value of the Common Stock as of December 31, 1999 and the exercise price of the underlying options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of February 25, 2000 by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES    PERCENT OF TOTAL
            ------------------------------------              ----------------    ----------------
AMVESCAP PLC(1).............................................     2,347,800               7.6%
  11 Devonshire Square
  London, England EC2M
FMR Corp.(1)................................................     2,359,000               7.7%
  82 Devonshire Street
  Boston, MA
Morgan Stanley Dean Witter(1)...............................     1,953,547               6.4%
  1585 Broadway
  New York, NY 10036
Oppenheimer Funds, Inc.(1)..................................     1,598,900               5.2%
  Two World Trade Center, 34th Floor
  New York, NY 10048
Anthony J. Ley(2)...........................................       692,526               2.2%
Moshe Nazarathy(3)..........................................       352,925               1.1%
E. Floyd Kvamme.............................................       328,684               1.1%
David A. Lane(4)............................................        31,666                 *
Barry Lemieux(5)............................................        53,666                 *
Michel L. Vaillaud(6).......................................        31,666                 *
Michael Yost(7).............................................        66,776                 *
Robin N. Dickson(8).........................................       150,817                 *
Israel Levi(9)..............................................        75,187                 *
All directors and executive officers as a group (9               1,783,913               5.6%
  persons)(10)..............................................

---------------
 *  Percentage of shares beneficially owned is less than one percent of total.

(1) Based solely on a review of Schedule 13D, 13F and 13G filings with the Securities and Exchange Commission.

(2) Includes 434,371 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(3) Includes 136,207 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(4) Includes 19,666 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(5) Includes 15,666 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(6) Includes 11,666 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(7) Includes 66,774 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(8) Includes 110,605 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(9) Includes 64,096 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

(10) Includes 859,051 shares which may be acquired upon exercise of options exercisable within 60 days of February 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. See Index to Financial Statements at Item 8 on page 28 of this Report:

     (a)(2) Exhibits. The documents listed on the Exhibit Index of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

     (b)    Reports on Form 8-K.

             Form 8-K filed on November 1, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on March 30, 2000.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ ANTHONY J. LEY                        Chairman of the Board,       March 30, 2000
-----------------------------------------------------   President and Chief Executive
                  (Anthony J. Ley)                      Officer (Principal Executive
                                                                  Officer)

                /s/ ROBIN N. DICKSON                       Chief Financial Officer      March 30, 2000
-----------------------------------------------------     (Principal Financial and
                 (Robin N. Dickson)                          Accounting Officer)

                 /s/ BARRY LEMIEUX*                               Director              March 30, 2000
-----------------------------------------------------
                   (Barry Lemieux)

                /s/ E. FLOYD KVAMME*                              Director              March 30, 2000
-----------------------------------------------------
                  (E. Floyd Kvamme)

                 /s/ DAVID A. LANE*                               Director              March 30, 2000
-----------------------------------------------------
                   (David A. Lane)

                /s/ MOSHE NAZARATHY*                              Director              March 30, 2000
-----------------------------------------------------
                  (Moshe Nazarathy)

               /s/ MICHEL L. VAILLAUD*                            Director              March 30, 2000
-----------------------------------------------------
                (Michel L. Vaillaud)

              *By: /s/ ROBIN N. DICKSON
  ------------------------------------------------
                 (Robin N. Dickson)
                  Attorney-In-Fact

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii) or (ix) are incorporated herein by reference.

 EXHIBIT
  NUMBER
 -------
 2.1(ix)    Agreement and Plan of Merger and Reorganization by and among
            C-Cube Microsystems, Inc. and Harmonic Inc. dated October
            27, 1999.
 3.1(i)     Certificate of Incorporation of Registrant.
 3.2(i)     Form of Restated Certificate of Incorporation of Registrant.
 3.3(i)     Bylaws of Registrant.
 4.1(i)     Form of Common Stock Certificate.
10.1(i)+    Form of Indemnification Agreement.
10.2(i)+    1988 Stock Option Plan and form of Stock Option Agreement.
10.3(i)+    1995 Stock Plan and form of Stock Option Agreement.
10.4(i)+    1995 Employee Stock Purchase Plan and form of Subscription
            Agreement.
10.5(i)+    1995 Director Option Plan and form of Director Option
            Agreement.
10.6(i)     Registration and Participation Rights and Modification
            Agreement dated as of July 22, 1994 among Registrant and
            certain holders of Registrant's Common Stock.
10.7(i)     Distributor Agreement dated June 15, 1994 by and between
            Registrant and Scientific-Atlanta, Inc.
10.8(i)     Warrant to purchase Common Stock of Registrant issued to
            Scientific-Atlanta, Inc. on June 15, 1994.
10.10(i)    Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco, Inc. on February 10, 1993.
10.14(ii)   Business Loan Agreement, Commercial Security Agreement and
            Promissory Note dated August 26, 1993, as amended on
            September 14, 1995, between Registrant and Silicon Valley
            Bank.
10.15(ii)   Facility lease dated as of January 12, 1996 by and between
            Eastrich No. 137 Corporation and Company.
10.16(iv)   Amended and Restated Loan and Security Agreement dated
            December 24, 1997 between Registrant and Silicon Valley
            Bank.
10.17(iii)+ Change of Control Severance Agreement dated March 27, 1997 between Registrant and Anthony J. Ley.
10.18(iii)+ Form of Change of Control Severance Agreement between
            Registrant and certain executive officers of Registrant.
10.19(iv)   Stock Purchase Agreement, dated September 16, 1997 among
            Registrant, N.M. New Media Communication Ltd., ("NMC") and
            Sellers of NMC.
10.20(v)    First Amendment to Stock Purchase Agreement, dated November
            25, 1997 among Registrant, N.M. New Media Communication
            Ltd., ("NMC") and Sellers of NMC.
10.21(vi)   Registration Rights Agreement dated as of January 5, 1998 by and among the Registrant and the persons and entities listed on Schedule A thereto (the "NMC Shareholders").
10.22(viii) Second Amended and Restated Loan and Security Agreement
            dated March 5, 1999 between Registrant and Silicon Valley
            Bank.
10.23(vii)  1997 Nonstatutory Stock Option Plan.
10.24       1999 Nonstatutory Stock Option Plan.

 EXHIBIT
  NUMBER
 -------
10.25       Amendment to Second Amended and Restated Loan and Security
            Agreement dated March 5, 1999, as amended June 10, 1999 and
            March 24, 2000, between Registrant and Silicon Valley Bank.
21.1*       Subsidiaries of Registrant.
23.1        Consent of Independent Accountants.
24.1*       Power of Attorney.
27.1        Financial Data Schedule.

---------------
*     Previously Filed.

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

(iv) Previously filed as an Exhibit to the Company's Current Report on 8-K dated September 29, 1997.

(v) Previously filed as an Exhibit to the Company's Current Report on 8-K dated January 6, 1998.

(vi) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 8, 1998.

(vii) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8 dated January 14, 1998.

(viii) Previously filed as an Exhibit to the Company's 10-K for the year ended December 31, 1999 and as amended on April 7, 1999, February 23, 2000 and March 10, 2000.

(ix) Previously filed as an Exhibit to the Company's Report on Form 8-K dated November 1, 1999.

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit to this report on Form 10-K.