Form 10-K/A
period 1999-12-31
HARMONIC INC
filed 2000-05-15
CIK 851310

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

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1999       1998      1997      1996      1995
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................  $184,075   $ 83,857   $74,442   $60,894   $39,180
Gross profit...................................    80,605     30,555    34,605    27,731    17,851
Income (loss) from operations(1)...............    29,017    (21,943)    4,506     5,204     3,761
Net income (loss)(1)...........................    23,680    (21,453)    4,929     5,918     4,121
Basic net income (loss) per share..............      0.84      (0.92)     0.24      0.29      0.36
Diluted net income (loss) per share............      0.76      (0.92)     0.21      0.26      0.20
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments.........  $ 89,699   $  9,178   $13,670   $16,410   $22,126
Working capital................................   129,416     32,318    38,772    34,321    32,495
Total assets...................................   185,693     62,424    58,887    54,633    41,817
Long term debt, including current portion......        --        577        --        --        --
Stockholders' equity...........................   144,888     43,474    49,931    43,641    37,009

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Harmonic designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Almost all of our sales have been derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our TRANsend digital headend products in 1997 and the subsequent purchase of New Media Communication Ltd. ("NMC"), we have broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks in addition to cable systems.

     On October 27, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems, Inc. ("C-Cube"), pursuant to which C-Cube will merge into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube will sell or spin-off to its shareholders all of the assets and liabilities of its semiconductor business prior to closing. C-Cube will then merge into Harmonic and, as a result, Harmonic will acquire C-Cube's DiviCom business. The DiviCom business designs, manufactures and sells products and systems that enable companies to deliver digital video, audio and data over a variety of networks including satellite, wireless, telephone and cable. The merger will be structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube will be converted into the right to receive .5427 shares of Harmonic common stock. Approximately 25.7 million shares of Harmonic Common Stock will be issued and the purchase price, including acquisition related costs, is expected to be approximately $1.7 billion. Consummation of the merger is subject to a number of conditions, including Harmonic and C-Cube shareholder approval, the prior disposition of C-Cube's semiconductor business and regulatory approvals. The shareholder meetings are scheduled to be held on April 24, 2000.

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

  Gross Profit

     Gross profit increased to $80.6 million (44% of net sales) in 1999 from $30.6 million (36% of net sales) in 1998. The increases in gross profit and gross margin were principally due to higher unit volumes, which allowed the Company to improve fixed cost absorption and realize increased economies of scale through higher production and purchasing volumes, as well as a more favorable product mix, which included a higher percentage of transmitters. Gross profit decreased to $30.6 million (36% of net sales) in 1998 from $34.6 million (46% of net sales) in 1997. The decreases in gross profit and gross margin were principally due to a lower percentage of international sales resulting from reduced demand, a less favorable product mix, which included a lower percentage of transmitters, and pricing pressure for certain products due to increased competition. In addition, gross profit and gross margin were negatively impacted in 1998 by start-up costs associated with new product introductions and an increase of $1.2 million in inventory reserves for existing products following the introduction of new products.

  Research and Development

     Research and development expenses increased to $17.3 million (9% of net sales) in 1999 from $13.5 million (16% of net sales) in 1998. The increase in absolute spending was principally attributable to higher headcount, consulting expenses and prototype expenses. These increases were partially offset by higher amounts of government grants earned in Israel, which are netted against research and development expenses. The decrease in research and development expenses as a percentage of net sales was principally attributable to increased net sales. Research and development expenses increased to $13.5 million (16% of net sales) in 1998 from $11.7 million (16% of net sales) in 1997. The increase in research and development expenses in 1998 in absolute dollars was primarily due to increased headcount, particularly at Harmonic's subsidiary in Caesarea, Israel, which develops Harmonic's TRANsend digital headend products, and to the inclusion of NMC's research and development expenses starting in January 1998. Research and development expenses for 1999, 1998 and 1997 are net of grants of approximately $950,000, $346,000 and $120,000, respectively. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

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

     In recent years, certain Asian and Latin American currencies have devalued significantly in relation to the U.S. dollar. We believe that financial developments in Asia and Latin America were a major factor contributing to lower international net sales in fiscal 1998 as compared to fiscal 1997. In addition, the uncertain financial situation in Asia has placed financial pressure on some of our distributors. In response, we increased accounts receivable reserves in the first quarter of 1998. We are continuing to evaluate the effect on our business of recent financial developments in Asia and Latin America. Given the current economic uncertainties in China and throughout Asia, we cannot assure you that shipment of orders to Asia, including China, will be made as scheduled, or at all. We cannot assure you that our sales and collection cycles in Asia and Latin America will not continue to be harmed by the uncertain financial climate. In particular, we cannot predict the effect on our business, if any, of recent political tensions between the United States and China.

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

  Our Acquisition Of NMC Has Created Numerous Risks And Challenges For Us.

     The acquisition of NMC, which changed its name during 1999 to Harmonic Data Systems Ltd., or HDS, has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. The acquisition of NMC in January 1998 has allowed us to develop and expand our product offerings to include broadband high-speed data delivery hardware and software and increased the scope of our international operations in Israel. The acquisition of NMC continues to impose challenges, including:

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

  If The C-Cube Merger Is Completed, We Will Record Substantial Goodwill And Other Intangible Assets And Report Substantial Net Losses.

     Goodwill and other intangible assets of approximately $1.7 billion are expected to be recorded in connection with the merger as disclosed in the pro forma financial data presented in the joint proxy statement. While the purchase price allocation has not been finalized, goodwill and intangibles are expected to be amortized over approximately 5 years, and such amortization is expected to result in substantial net losses as a result of the noncash charges commencing in the year 2000. The amortization of goodwill and intangibles are not deductible for tax purposes which will result in a provision for income taxes despite a substantial reported net loss.

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

                                 HARMONIC INC.

     Intangibles and Other Assets. Goodwill acquired in connection with the acquisition of businesses is included in "Intangibles and other assets." Amortization is provided on a straight-line basis over the estimated useful life of five years. See Notes 3 and 6.

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

     (b)    Reports on Form 8-K.

             Form 8-K filed on November 1, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on May 15, 2000.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ ANTHONY J. LEY                        Chairman of the Board,        May 15, 2000
-----------------------------------------------------   President and Chief Executive
                  (Anthony J. Ley)                      Officer (Principal Executive
                                                                  Officer)

                /s/ ROBIN N. DICKSON                       Chief Financial Officer       May 15, 2000
-----------------------------------------------------     (Principal Financial and
                 (Robin N. Dickson)                          Accounting Officer)

                 /s/ BARRY LEMIEUX*                               Director               May 15, 2000
-----------------------------------------------------
                   (Barry Lemieux)

                /s/ E. FLOYD KVAMME*                              Director               May 15, 2000
-----------------------------------------------------
                  (E. Floyd Kvamme)

                 /s/ DAVID A. LANE*                               Director               May 15, 2000
-----------------------------------------------------
                   (David A. Lane)

                /s/ MOSHE NAZARATHY*                              Director               May 15, 2000
-----------------------------------------------------
                  (Moshe Nazarathy)

               /s/ MICHEL L. VAILLAUD*                            Director               May 15, 2000
-----------------------------------------------------
                (Michel L. Vaillaud)

              *By: /s/ ROBIN N. DICKSON
  ------------------------------------------------
                 (Robin N. Dickson)
                  Attorney-In-Fact

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii) or (ix) are incorporated herein by reference.

 EXHIBIT
  NUMBER
 -------
 2.1(ix)    Agreement and Plan of Merger and Reorganization by and among
            C-Cube Microsystems, Inc. and Harmonic Inc. dated October
            27, 1999.
 3.1(i)     Certificate of Incorporation of Registrant.
 3.2(i)     Form of Restated Certificate of Incorporation of Registrant.
 3.3(i)     Bylaws of Registrant.
 4.1(i)     Form of Common Stock Certificate.
10.1(i)+    Form of Indemnification Agreement.
10.2(i)+    1988 Stock Option Plan and form of Stock Option Agreement.
10.3(i)+    1995 Stock Plan and form of Stock Option Agreement.
10.4(i)+    1995 Employee Stock Purchase Plan and form of Subscription
            Agreement.
10.5(i)+    1995 Director Option Plan and form of Director Option
            Agreement.
10.6(i)     Registration and Participation Rights and Modification
            Agreement dated as of July 22, 1994 among Registrant and
            certain holders of Registrant's Common Stock.
10.7(i)     Distributor Agreement dated June 15, 1994 by and between
            Registrant and Scientific-Atlanta, Inc.
10.8(i)     Warrant to purchase Common Stock of Registrant issued to
            Scientific-Atlanta, Inc. on June 15, 1994.
10.10(i)    Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco, Inc. on February 10, 1993.
10.14(ii)   Business Loan Agreement, Commercial Security Agreement and
            Promissory Note dated August 26, 1993, as amended on
            September 14, 1995, between Registrant and Silicon Valley
            Bank.
10.15(ii)   Facility lease dated as of January 12, 1996 by and between
            Eastrich No. 137 Corporation and Company.
10.16(iv)   Amended and Restated Loan and Security Agreement dated
            December 24, 1997 between Registrant and Silicon Valley
            Bank.
10.17(iii)+ Change of Control Severance Agreement dated March 27, 1997 between Registrant and Anthony J. Ley.
10.18(iii)+ Form of Change of Control Severance Agreement between
            Registrant and certain executive officers of Registrant.
10.19(iv)   Stock Purchase Agreement, dated September 16, 1997 among
            Registrant, N.M. New Media Communication Ltd., ("NMC") and
            Sellers of NMC.
10.20(v)    First Amendment to Stock Purchase Agreement, dated November
            25, 1997 among Registrant, N.M. New Media Communication
            Ltd., ("NMC") and Sellers of NMC.
10.21(vi)   Registration Rights Agreement dated as of January 5, 1998 by and among the Registrant and the persons and entities listed on Schedule A thereto (the "NMC Shareholders").
10.22(viii) Second Amended and Restated Loan and Security Agreement
            dated March 5, 1999 between Registrant and Silicon Valley
            Bank.
10.23(vii)  1997 Nonstatutory Stock Option Plan.
10.24*      1999 Nonstatutory Stock Option Plan.

 EXHIBIT
  NUMBER
 -------
10.25*      Amendment to Second Amended and Restated Loan and Security
            Agreement dated March 5, 1999, as amended June 10, 1999 and
            March 24, 2000, between Registrant and Silicon Valley Bank.
21.1*       Subsidiaries of Registrant.
23.1*       Consent of Independent Accountants.
24.1*       Power of Attorney.
27.1        Financial Data Schedule.

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