Form 10-Q
period 2000-03-31
HARMONIC INC
filed 2000-05-15
CIK 851310

                                                TOTAL NUMBER OF PAGES        26
                                                                            ----
                                                INDEX TO EXHIBITS AT PAGE    26
                                                                            ----
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           (For the quarterly period ended March 31, 2000)

                                       OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           (For the transition period from __________ to ___________)

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

                               Yes  [X]   No  [ ]


As of May 10, 2000 there were 57,089,434 shares of the Registrant's Common Stock outstanding.

                                  HARMONIC INC.

                                      Index


PART I - FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at March 31, 2000
  and December 31, 1999.........................................................  2

  Condensed Consolidated Statements of Income for the Three Months
  Ended March 31, 2000 and April 2, 1999........................................  3

  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2000 and April 2, 1999..............................................  4

  Notes to Condensed Consolidated Financial Statements..........................  5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................  9


PART  II - OTHER INFORMATION

Item 5.  Other Information......................................................  23

Item 6.  Exhibits and Reports on Form 8-K.......................................  23

PART I - FINANCIAL  INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HARMONIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2000           1999
                                                                    ---------      ---------
                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                         $  10,936      $  24,822
  Short-term investments                                               72,439         64,877
  Accounts receivable, net                                             38,638         35,421
  Inventories                                                          42,868         35,310
  Deferred income taxes                                                 5,478          5,478
  Prepaid expenses and other assets                                     4,109          3,792
                                                                    ---------      ---------

    Total current assets                                              174,468        169,700

Property and equipment, net                                            18,710         14,931

Intangibles and other assets                                              985          1,062
                                                                    =========      =========

                                                                    $ 194,163      $ 185,693
                                                                    ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  18,619      $  18,946
  Income taxes payable                                                  6,094          2,265
  Accrued liabilities                                                  12,782         19,073
                                                                    ---------      ---------
    Total current liabilities                                          37,495         40,284
                                                                    ---------      ---------

Other non-current liabilities                                             584            521

Stockholders' equity:
  Preferred stock, $.001 par value,
     5,000,000 shares authorized;                                          --             --
     no shares issued or outstanding

  Common Stock, $.001 par value, 50,000,000 shares authorized;
     30,800,490 and 30,501,766 shares issued and outstanding               31             31

  Capital in excess of par value                                      150,381        148,551

  Accumulated earnings (deficit)                                        5,535         (3,792)

  Accumulated other comprehensive income                                  137             98
                                                                    ---------      ---------

    Total stockholders' equity                                        156,084        144,888
                                                                    ---------      ---------

                                                                    $ 194,163      $ 185,693
                                                                    =========      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  HARMONIC INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                     THREE MONTHS ENDED
                                    --------------------
                                    MARCH 31,    APRIL 2,
                                      2000         1999
                                    -------      -------
Net sales                           $62,863      $30,263

Cost of sales                        33,067       17,852
                                    -------      -------

Gross profit                         29,796       12,411
                                    -------      -------

Operating expenses:
  Research and development            6,018        3,694
  Sales and marketing                 7,271        5,180
  General and administrative          2,584        1,770
                                    -------      -------

Total operating expenses             15,873       10,644
                                    -------      -------

Income from operations               13,923        1,767

Interest and other income, net        1,121           32
                                    -------      -------

Income before income taxes           15,044        1,799

Provision for income taxes            5,717          450
                                    -------      -------

Net income                          $ 9,327      $ 1,349
                                    =======      =======

Net income per share
  Basic                             $  0.30      $  0.06
                                    =======      =======
  Diluted                           $  0.28      $  0.05
                                    =======      =======

Weighted average shares
  Basic                              30,716       23,848
                                    =======      =======
  Diluted                            33,391       26,692
                                    =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                 -----------------------
                                                                 MARCH 31,      APRIL 2,
                                                                   2000           1999
                                                                 --------       --------
Cash flows from operating activities:
  Net income                                                     $  9,327       $  1,349
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
    Depreciation and amortization                                   1,716          1,230
    Changes in assets and liabilities:
      Accounts receivable                                          (3,217)        (3,107)
      Inventories                                                  (7,549)         1,173
      Prepaid expenses and other assets                              (232)          (105)
      Accounts payable                                               (327)           718
      Income taxes payable                                          3,900            294
      Accrued and other liabilities                                (6,227)          (858)
                                                                 --------       --------

        Net cash provided by (used in) operating activities        (2,609)           694

Cash flows from investing activities:
  Acquisition of property and equipment                            (5,445)        (1,499)
  Proceeds from maturities of short-term investments               14,617             --
  Purchases of short-term investments                             (22,382)            --
                                                                 --------       --------

        Net cash used in investing activities                     (13,210)        (1,499)
                                                                 --------       --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                       1,829          2,235
  Borrowings under bank line                                           --            840
  Repayments under bank line and term loan                             --            (50)
                                                                 --------       --------

        Net cash provided by financing activities                   1,829          3,025

Effect of exchange rate changes on cash
    and cash equivalents                                              104             34
                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents              (13,886)         2,254

Cash and cash equivalents at beginning of period                   24,822          9,178
                                                                 --------       --------

Cash and cash equivalents at end of period                       $ 10,936       $ 11,432
                                                                 ========       ========

Supplemental disclosure of cash flow information:

  Interest paid during the period                                $     10       $     25

  Income taxes paid during the period                            $  1,849       $     21


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K and Form 10-K/A which were filed with the Securities and Exchange Commission on March 30, 2000 and May 15, 2000, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000, or any other future period.


NOTE 2 - INVENTORIES

                                                MARCH 31,   DECEMBER 31,
                                                 2000           1999
                                              -----------   ------------
   IN THOUSANDS                               (UNAUDITED)
   Raw materials                                $10,684      $10,649
   Work-in-process                                8,099        4,740
   Finished goods                                24,085       19,921
                                                -------      -------
                                                $42,868      $35,310
                                                =======      =======


NOTE 3 - INVESTMENTS

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

The following table summarizes maturities of investments in debt securities at March 31, 2000.

INVESTMENTS IN DEBT SECURITIES
  MATURITY SUMMARY                               FAIR VALUE
------------------------------                   ----------
IN THOUSANDS (UNAUDITED)
Less than one year                                  $44,362
Due in 1-2 years                                     28,077
                                                 ----------
                                                    $72,439
                                                 ==========


NOTE 4 - NET INCOME PER SHARE

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

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted net income per share computations for the periods presented below:


                                              THREE MONTHS ENDED
                                            ----------------------
                                            MARCH 31,     APRIL 2,
                                              2000          1999
---------------------------------------     ---------     --------
   IN THOUSANDS  (UNAUDITED)
   Net income (numerator)                   $ 9,327        $ 1,349
                                            =======        =======
   Shares calculation (denominator):

   Average shares outstanding - basic        30,716         23,848

   Effect of Dilutive Securities:

   Potential Common Stock relating
     to stock options and warrants            2,675          2,844
                                            -------        -------

   Average shares outstanding - diluted      33,391         26,692
                                            =======        =======

   Net income per share - basic             $  0.30        $  0.06
                                            =======        =======

   Net income per share - diluted           $  0.28        $  0.05
                                            =======        =======


Options and warrants to purchase 16,150 and 179,600 shares of Common Stock were outstanding during the quarters ended March 31, 2000 and April 2, 1999, respectively, but were not included in the computation of diluted net income per share because either the option's exercise price was greater than the average market price of the Common Stock or inclusion of such options would have been antidilutive. The exercise prices of these options and warrants were $136.94 for the quarter ended March 31, 2000 and were $11.38 to $13.82 per share for the quarter ended April 2, 1999.


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

                                                  THREE MONTHS ENDED
                                                -----------------------
                                                MARCH 31,       APRIL 2,
                                                  2000            1999
                                                -------         -------
IN THOUSANDS (UNAUDITED)
Net income                                      $ 9,327         $ 1,349
Change in unrealized loss on investments            (76)             --
Currency translation                                115              72
                                                -------         -------

   Total comprehensive income                   $ 9,366         $ 1,421
                                                =======         =======


NOTE 6 - SUBSEQUENT EVENT

On May 3, 2000, the Company completed its merger with C-Cube Microsystems Inc. ("C-Cube") pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated October 27, 1999. Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company prior to the closing. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital video.

DiviCom had unaudited net sales of $185.5 million and unaudited net income of $20.6 million for the year ended December 31, 1999. For the quarter ended March 31, 2000 DiviCom had unaudited net sales of $39.4 million and unaudited net income of $1.6 million compared to unaudited net sales of $38.2 million and unaudited net income of $3.2 million for the quarter ended March 31, 1999.

In the merger, each share of common stock of C-Cube was converted into 0.5427 shares of Harmonic common stock. The purchase price, including assumption of unvested C-Cube stock options and merger-related costs was approximately $1.8 billion. The portion of the purchase price attributable to stock issued reflects issuance of approximately 26.3 million shares of Harmonic common stock and an average market price per share of Harmonic common stock of $62.00. The average market price per share is based on the average closing price for a period three days before and after the October 27, 1999 announcement of the merger.

The merger was structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. The purchase price will be allocated to the tangible net assets acquired based upon their estimated fair values. Results of operations for DiviCom will be included with those of Harmonic for periods subsequent to the date of the merger.

The excess of the purchase price over the tangible net assets acquired is expected to be approximately $1.7 billion based on management's preliminary estimates and valuation of the intangible assets acquired, and will be amortized based on a five-year average estimated useful life. The purchase price allocation will be determined when management's estimates and valuations are finalized. Accordingly, the final allocation may have a material effect on the supplemental unaudited pro forma information presented below.

The following unaudited pro forma summary presents the combined statement of operations as if the merger had been completed on January 1, 1999 and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.


                                                        THREE MONTHS ENDED
                                                       --------------------
                                                       MARCH 31,   APRIL 2,
                                                         2000        1999
                                                       ---------   --------
IN THOUSANDS, EXCEPT PER SHARE DATA (UNAUDITED)

Net sales                                              $102,265    $ 68,435

Net loss                                               $(69,971)   $(80,707)

Net loss per share
    Basic and diluted                                  $  (1.23)   $  (1.61)

Weighted average shares
    Basic and diluted                                    56,991      50,123


Adjustments made in arriving at the pro forma unaudited results of operations include amortization of goodwill and other intangibles and related tax adjustments. No effect has been given to cost savings or operating synergies that may be realized as a result of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenue, gross margins, and expense levels, future capital expenditures, future cash flows, future borrowing capability, the merger with C-Cube Microsystems Inc. ("C-Cube") and the changes in our business organization. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.

OVERVIEW

Harmonic Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Almost all of our sales have been derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our TRANsend digital headend products in 1997 and the subsequent purchase of New Media Communication Ltd., which changed its name to Harmonic Data Systems Ltd., we have broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks in addition to cable systems.

On October 27,1999, the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube, pursuant to which C-Cube merged into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company on May 2, 2000. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital video on May 3, 2000. The merger was structured as a tax-free exchange of stock and will be accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube was converted into 0.5427 shares of Harmonic common stock. The purchase price, including merger-related costs, was approximately $1.8 billion.

The merger closed on May 3, 2000 and Harmonic will consolidate the results of the DiviCom business in its financial statements from that date forward. The merged company has been organized into two product divisions, Broadband Access Networks and Convergent Systems. A worldwide sales, sales support and systems integration division will support the two product divisions. While the two product divisions are organized generally around the pre-merger Harmonic fiber optics products and the DiviCom digital headend products respectively, these divisions will not correspond to the pre-merger companies in some significant ways. For example, Harmonic's TRANsend and CyberStream product lines will form part of the Convergent Systems division. Therefore, historical pro forma combined financial information as required in this Report on Form 10-Q and the financial statements required by Form 8-K, which filing will be made on or before July 17 may not be sufficient to enable investors to understand business trends of the new product divisions. Accordingly, the following tables provide certain unaudited pro-forma revenues of the two product divisions for the five years from 1995 to 1999 and quarterly information for 1998, 1999, and the first quarter of 2000.

                                                                                        YEAR ENDED DECEMBER 31,
-------------------                                                    --------------------------------------------------------
PRO FORMA NET SALES                                                      1995        1996        1997        1998        1999
-------------------                                                    --------    --------    --------    --------    --------
(IN MILLIONS,
 UNAUDITED)
Broadband Access
Networks                                                               $   39.2    $   60.9    $   74.4    $   74.4    $  174.8

Convergent Systems                                                         34.1        71.0       118.8       152.2       194.9
                                                                       --------    --------    --------    --------    --------

  Total Pro Forma
  Net Sales                                                            $   73.3       131.9    $  193.2    $  226.6    $  369.7
                                                                       ========    ========    ========    ========    ========

PRO FORMA NET SALES                         1998                                            1999                         2000
--------------------    --------------------------------------------    --------------------------------------------   --------
(IN MILLIONS,
 UNAUDITED)                1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH        1ST
Broadband Access
Networks                $   15.6    $   16.5    $   19.5    $   22.8    $   27.4    $   36.4    $   50.3    $   60.7   $   55.9


Convergent Systems          31.1        35.2        41.2        44.7        41.1        48.1        51.4        54.3       46.4
                        --------    --------    --------    --------    --------    --------    --------    --------   --------

  Total Pro Forma
  Net Sales             $   46.7    $   51.7    $   60.7    $   67.5    $   68.5    $   84.5    $  101.7    $  115.0   $  102.3
                        ============================================    ============================================   ========


RESULTS OF OPERATIONS

Net Sales

The Company's net sales increased 108% from $30.3 million in the first quarter of 1999 to $62.9 million in the first quarter of 2000. The increase in net sales was due primarily to higher cable industry spending and increasing customer acceptance of the Company's products, particularly METROLink DWDM systems, PWRBlazer Scaleable Nodes and TRANsend and Cyberstream digital products. Domestic sales increased 141% during the first quarter of 2000 due principally to increased sales to AT&T and RCN, which represented approximately 28% and 15% of sales, respectively, compared to 22% and less than 10%, respectively, in the first quarter of 1999. International sales increased 62% in the first quarter of 2000 due primarily to higher shipments to the United Kingdom, Israel and Korea. International sales represented 33% of net sales in the first quarter of 2000 compared to 42% in the first quarter of 1999.

Gross Profit

Gross profit increased from $12.4 million (41% of net sales) in the first quarter of 1999 to $29.8 million (47% of net sales) in the first quarter of 2000. The increases in gross profit and gross margins were due principally to higher unit sales volume which allowed the Company to improve fixed cost absorption and realize economies of scale through increased production and purchasing volumes. In addition, a more favorable product mix, which included a higher percentage of transmitters, contributed to the higher margins.

Research and Development

Research and development expenses increased from $3.7 million in the first quarter of 1999 to $6.0 million in the first quarter of 2000, but decreased as a percentage of net sales from 12% to 10%. The increase in absolute spending was principally attributable to higher payroll expenses resulting from increased headcount, and higher prototype expenses. The decrease in research and development expenses as a percentage of net sales was principally attributable to increased net sales. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

Sales and Marketing

Sales and marketing expenses increased from $5.2 million in the first quarter of 1999 to $7.3 million in the first quarter of 2000, but decreased as a percentage of net sales from 17% to 12%. The increase in absolute expenses was primarily due to higher headcount and costs associated with expansion of the sales and marketing organizations to provide greater customer focus and support for sales of new products. In addition, higher promotional expenses contributed to the increase. The decrease in sales and marketing expenses as a percentage of net sales was principally attributable to increased net sales. Harmonic anticipates that sales and marketing expenses will continue to increase substantially in absolute dollars, although such expenses may vary as a percentage of net sales.

General and Administrative

General and administrative expenses increased from $1.8 million in the first quarter of 1998 to $2.6 million in the first quarter of 2000, but decreased as a percentage of net sales from 6% to 4%. The increase in absolute expenses was attributable to an increase in administrative expenses including higher payroll and recruiting expenses to support the Company's growth in headcount. The decrease in expenses as a percentage of net sales was attributable to increased net sales. The Company expects to incur higher levels of general and administrative costs in the future, although such expenses may vary as a percentage of net sales.

Interest and Other Income, Net

Interest and other income, net, consisting principally of interest income, increased from an insignificant amount in the first quarter of 1999 to $1.1 million in the first quarter of 2000. The increase was due primarily to interest earned on cash and cash equivalents and marketable investments, resulting from proceeds of the Company's public offering of common stock in April 1999.

Income Taxes

The provisions for income taxes for the first quarters of 1999 and 2000 were based on estimated tax rates of 25% and 38%, respectively. The increase in the effective rate reflects the full utilization of remaining net operating loss carryovers and research and development credit carryovers in 1998. The Company expects to have an effective annual rate that approximates statutory rates in year 2000 and beyond on income before amortization of goodwill and other intangibles related to the C-Cube merger.


LIQUIDITY AND CAPITAL RESOURCES

In April 1999, the Company completed a public offering of its common stock, raising approximately $58.3 million, net of underwriting discounts and offering expenses. The Company also received $4.0 million from exercise of a warrant. As of March 31, 2000, cash and cash equivalents and short-term investments totaled $83.4 million. On May 3, 2000 the Company received $60.0 million of cash under the terms of the Merger Agreement plus additional cash and other consideration of approximately $319 million for payment of the estimated tax liability related to the spin-off of C-Cube's semiconductor business.

Cash used in operations was $2.6 million in the first quarter of 2000 compared to cash provided by operations of $0.7 million in the first quarter of 1999. The increase in cash used in operations in the first quarter of 2000 was primarily due to an increase in inventory and decease in accrued liabilities partially offset by higher net income and income taxes payable.

The Company has a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires in July 2000. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 0.5% under the term loan) and are payable monthly. The Company has letters of credit issued under the line of $0.6 million which expire at various dates throughout 2000. There were no outstanding borrowings at March 31, 2000 under the line.

Additions to property, plant and equipment were approximately $1.5 million and $5.4 million in the first quarters of 1999 and 2000, respectively. The increase in 2000 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity, and leasehold improvements which allowed the Company to expand into space during the first quarter of 2000 that had been previously subleased.

The Company believes that its existing liquidity sources, including cash received pursuant to the merger, its bank line of credit facility, and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months. See "Risk Factors -- We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business."


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

        -   the mix of our products sold;

        -   our development of custom products;

        -   the level of international sales; and

        - economic conditions specific to the cable and satellite industries, and general economic conditions.

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

We Depend On Cable and Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition.

Almost all of Harmonic's historic sales have been derived from sales to cable television operators and broadcasters and it expects these sales to constitute a substantial majority for the foreseeable future. Almost all of the DiviCom business' historic sales have been derived from sales to satellite operators, telephone companies and cable operators. Demand for the combined company's products in the future will depend on the magnitude and timing of capital spending by cable television operators, broadcasters, satellite operators and telephone companies for constructing and upgrading of their systems.

These capital spending patterns are dependent on a variety of factors, including:

        -   access to financing;

        -   annual budget cycles;

        - the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

        - overall demand for communication services and the acceptance of new video, voice and data services;

        -   competitive pressures; and

        - discretionary customer spending patterns and general economic conditions.

Our net sales in the second half of 1997 and the first quarter of 1998 were negatively affected by a slow-down in spending by cable television operators in the U.S. and in foreign markets. The factors contributing to this slow-down in capital spending included:

        - consolidation and system exchanges by our domestic cable customers, which generally had the initial effect of delaying certain system upgrades;

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

While our net sales increased during the last eight quarters from the level achieved in the first quarter of 1998 due primarily to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. While net sales outside of North America increased during the last three quarters compared to the first quarter of 1998 we cannot predict if cable television spending outside of North America will continue to grow or whether cable television spending in North America will continue to increase. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business.

Historically, a significant majority of our sales and sales of DiviCom have been to relatively few customers. Sales to Harmonic's ten largest customers in 1998, 1999 and the first quarter of 2000 accounted for approximately 66%, 75% and 72%, respectively, of net sales. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to AT&T, RCN and relatively few other customers will continue to account for a significant percentage of net sales of the combined company for the foreseeable future. In the first quarter of 2000, sales to AT&T accounted for 28% of Harmonic net sales compared to 41% in the prior quarter and 22% in the first quarter of 1999. Sales to RCN accounted for 15% of Harmonic net sales in the first quarter of 2000 compared to 11% in the prior quarter and less than 10% in the first quarter of 1999. Almost all of Harmonic's sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Profitability.

Sales to customers outside of the United States in 1998, 1999 and first quarter of 2000 represented 43%, 30% and 33% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

        -   difficulty in staffing and managing foreign operations; and

        -   political and economic instability.

While our international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We do not currently engage in any foreign currency hedging transactions. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. Further, foreign markets may not continue to develop.

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

The Market In Which We Operate Is Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Harmonic's competitors in the cable television fiber optics systems business include significantly larger corporations such as

        -   ADC Telecommunications;

        -   ANTEC, a company owned in part by AT&T;

        -   General Instrument, which has been acquired by Motorola;

        -   Philips; and

        -   Scientific-Atlanta.

Additional competition could come from new entrants in these markets, such as Lucent Technologies and Cisco Systems. In the digital and video broadcasting systems business, we compete with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg, Thomson Broadcast Systems and Philips, as well as more specialized suppliers including SkyStream and Terayon.

Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long standing and established relationships with domestic and foreign cable television operators. We may not be able to compete successfully in the future and competition may harm our business.

If any of our competitors' products or technologies were to become the industry standard, our business could be seriously harmed. Recently, companies that have historically not had a large presence in the broadband communications equipment market have begun to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems' business may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

Broadband Communications Markets Are Relatively Immature And Characterized By Rapid Technological Change.

Broadband communications markets are relatively immature, making it difficult to accurately predict the markets' future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telephone companies or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer.

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products:

        -   are not cost effective,

        -   are not brought to market in a timely manner; or

        -   fail to achieve market acceptance.

In addition, to successfully develop and market our planned products for digital applications, we will be required to retain and attract new personnel with experience and expertise in the digital arena. Competition for qualified personnel is intense. We may not be successful in retaining and attracting qualified personnel.

Also, to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreement on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.

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

The C-Cube Merger Will Result In The Recording Of Substantial Goodwill And Other Intangible Assets And Reporting Of Substantial Net Losses.

Goodwill and other intangible assets of approximately $1.7 billion are expected to be recorded in connection with the merger as disclosed in Note 6 to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2000. While the purchase price allocation has not been finalized, goodwill and intangibles are expected to be amortized over approximately 5 years, and such amortization is expected to result in substantial net losses as a result of the noncash charges commencing at the time of the merger. The amortization of goodwill and intangibles are not deductible for tax purposes which will result in a provision for income taxes despite a substantial reported net loss.

We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube's semiconductor business will give rise to a significant tax liability of approximately $319 million based on a valuation of the semiconductor business of $1.03 billion. C-Cube determined the valuation by using the volume weighted average price on May 3, 2000, the first trading day following the spin-off, which resulted in a share price of $21.74. Under state law, Harmonic generally is liable for all of C-Cube's debts, including C-Cube's liability for taxes resulting from the spin-off. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other considerations sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. Harmonic will also be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube's tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic.

Due To The Structure Of The Merger Transaction, Harmonic Is Liable For C-Cube's General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube's Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

The merger of C-Cube into Harmonic, with Harmonic as the surviving entity, will result in Harmonic assuming all of the liabilities of C-Cube at the time of the merger. Pursuant to the merger agreement, Harmonic will be indemnified by the spun-off semiconductor business for liabilities associated with C-Cube's historic semiconductor business. However, if the spun-off semiconductor business is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube's historic semiconductor business are asserted after the merger, we would have to assume such obligations. Those obligations could have a material adverse effect on Harmonic.

We May Experience Difficulties Integrating The DiviCom Business Of C-Cube.

In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our merger with C-Cube. In particular, the successful combination of Harmonic and C-Cube will require substantial attention from management. The anticipated benefits of the merger will not be achieved unless the operations of the DiviCom business of C-Cube are successfully combined with those of Harmonic in a timely manner. The difficulties of assimilation may be increased by the need to integrate disparate information systems and personnel into a combined corporation and by Harmonic's limited personnel, management and other resources. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the organizations' businesses and certain customers may defer purchasing decisions. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could also materially and adversely affect our business, financial condition and operating results. In addition, our success depends, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of the DiviCom business, and, in particular, the retention of these key employees during the transitional period following the merger. We can offer no assurance that such key employees will remain with Harmonic prior to or for any period after the merger, especially as competition for qualified technical and other personnel is intense, particularly in the San Francisco Bay Area. The loss of such services would adversely affect the combined company's business and operating results.

We May Be Subject To Risks Associated With Other Acquisitions.

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

Difficulties In The Development And Production Of Video Encoding Chips By C-Cube's Spun-off Semiconductor Business May Adversely Impact Harmonic After The Merger.

The DiviCom business and C-Cube semiconductor business collaborated on the production and development of two video encoding microelectronic chips prior to the merger. In connection with the Merger, Harmonic and the spun-off semiconductor business entered into a contractual relationship under which Harmonic will have access to certain of the spun-off semiconductor business technologies and products which the DiviCom business previously depended on for its product and service offerings. However, under the contractual relationships between Harmonic and the spun-off semiconductor business, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, Harmonic may not be able to fully recognize the benefits of the acquisition. See "Supply, License and Development Agreement" at page 60 of the joint proxy statement filed with the Securities and Exchange Commission on March 23, 2000, for further details of Harmonic's business relationship with the spun-off semiconductor business after the merger.

If Sales Forecasted For A Particular Period Are Not Realized In That Period Due To The Unpredictable Sales Cycles Of Our Products, Our Operating Results For That Period Will Be Harmed.

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

        -   a significant technical evaluation;

        - a commitment of capital and other resources by cable, satellite, and other network operators;

        - delays associated with cable, satellite, and other network operators' internal procedures to approve large capital expenditures;

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

As a result of the merger, a significant portion of our revenue will be derived from systems contracts. Substantially all of DiviCom's revenues are from systems contracts which include a combination of product sales as well as installation and integration services. Revenue forecasts are based on estimated timing of the systems installation and integration. Because the systems contracts on the average span three quarters, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect
Us.

We currently hold 29 issued United States patents and 9 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

In order to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer.

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

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We currently anticipate that our existing cash balances including cash received pursuant to the merger, and available line of credit and cash flow expected to be generated from future operations will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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


We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains two facilities in the State of Israel with a total of approximately 90 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business.

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



PART II

ITEM 5. OTHER INFORMATION

        Pursuant to Rule 14a-4 (c) (1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company will mail its proxy statement for the 2000 annual meeting of stockholders on or about June 13, 2000, the deadline for receipt of any such stockholder proposal for the 2000 annual meeting of stockholders was April 28, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit No.      Description of Document

        27.1             Financial Data Schedule

B.      Reports on Form 8-K

        None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 15, 2000

                             HARMONIC INC.
                             (Registrant)

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