Form 10-Q
period 2000-06-30
HARMONIC INC
filed 2000-08-14
CIK 851310

                                             TOTAL NUMBER OF PAGES        30
                                                                  -------------
                                             INDEX TO EXHIBITS AT PAGE    30
                                                                       --------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

                                 Yes [X] No [ ]


As of June 30, 2000 there were 57,310,809 shares of the Registrant's Common Stock outstanding.

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

    Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ......................................3

    Condensed Consolidated Statements of Operations for the Three Months and Six Months
    Ended June 30, 2000 and July 2, 1999...............................................................................4

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 2000 and July 2, 1999.....................................................................................5

    Notes to Condensed Consolidated Financial Statements...............................................................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14



PART  II - OTHER INFORMATION

Item 2. Legal Proceeding..............................................................................................27

Item 5.  Other Information............................................................................................27

Item 6.Exhibits and Reports on Form 8-K...............................................................................28

PART I - FINANCIAL  INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HARMONIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                   JUNE 30,                 DECEMBER 31,
                                                                                    2000                       1999
                                                                                 -----------                ------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                    $   350,430                $    24,822
    Short-term investments                                                            90,925                     64,877
    Accounts receivable, net                                                         114,764                     35,421
    Inventories                                                                       68,355                     35,310
    Deferred income taxes                                                             11,525                      5,478
    Prepaid expenses and other assets                                                 12,060                      3,792
                                                                                 -----------                -----------

        Total current assets                                                         648,059                    169,700

Property and equipment, net                                                           35,270                     14,931

Intangibles and other assets                                                       1,688,662                      1,062
                                                                                 -----------                -----------
                                                                                 $ 2,371,991                $   185,693
                                                                                 ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $    32,676                $    18,946
    Income taxes payable                                                             332,378                      2,265
    Deferred income taxes                                                             19,327                         --
    Accrued liabilities                                                               48,104                     19,073
                                                                                 -----------                -----------

        Total current liabilities                                                    432,485                     40,284
                                                                                 -----------                -----------
Deferred income taxes                                                                 74,088                         --
Other non-current liabilities                                                          3,120                        521

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized;
         no shares issued or outstanding                                                  --                         --

    Common Stock, $.001 par value, 150,000,000 shares authorized;
         57,310,809 and 30,501,766 shares issued and outstanding                          57                         31

    Capital in excess of par value                                                 1,943,124                    148,551

    Accumulated deficit                                                              (81,527)                    (3,792)

    Accumulated other comprehensive income                                               644                         98
                                                                                 -----------                -----------

        Total stockholders' equity                                                 1,862,298                    144,888
                                                                                 -----------                -----------

                                                                                 $ 2,371,991                $   185,693
                                                                                 ===========                ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           ----------------------------         ----------------------------
                                                           JUNE 30,            JULY 2,           JUNE 30,            JULY 2,
                                                             2000               1999              2000                1999
                                                           ---------          ---------         ---------          ---------
Net sales                                                  $  79,963          $  37,902         $ 142,826          $  68,165

Cost of sales                                                 49,118             21,946            82,185             39,798
                                                           ---------          ---------         ---------          ---------

Gross profit                                                  30,845             15,956            60,641             28,367
                                                           ---------          ---------         ---------          ---------

Operating expenses:
    Research and development                                  11,951              3,479            17,969              7,173
    Selling, general and administrative                       16,016              7,972            25,795             14,846
    Amortization of goodwill and other intangibles            55,256                 76            55,332                152
    In-process research and development                       38,700                 --            38,700                 --
                                                           ---------          ---------         ---------          ---------

Total operating expenses                                     121,923             11,527           137,796             22,171
                                                           ---------          ---------         ---------          ---------

Income (loss) from operations                                (91,078)             4,429           (77,155)             6,196

Interest and other income, net                                 4,814                711             5,935                743
                                                           ---------          ---------         ---------          ---------

Income (loss) before income taxes                            (86,264)             5,140           (71,220)             6,939

Provision for income taxes                                       799              1,285             6,515              1,735
                                                           ---------          ---------         ---------          ---------

Net income (loss)                                          $ (87,063)         $   3,855         $ (77,735)         $   5,204
                                                           =========          =========         =========          =========

Net income (loss) per share
    Basic                                                  $   (1.81)         $    0.13         $   (1.98)         $    0.20
                                                           =========          =========         =========          =========
    Diluted                                                $   (1.81)         $    0.12         $   (1.98)         $    0.18
                                                           =========          =========         =========          =========

Weighted average shares
    Basic                                                     47,980             29,654            39,348             26,324
                                                           =========          =========         =========          =========
    Diluted                                                   47,980             32,125            39,348             29,238
                                                           =========          =========         =========          =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       SIX MONTHS ENDED
                                                                               ----------------------------------
                                                                               JUNE 30, 2000         JULY 2, 1999
                                                                               -------------         ------------
Cash flows from operating activities:
    Net income (loss)                                                           $   (77,735)         $     5,204
    Adjustments to reconcile net income (loss) to
        cash provided by (used in) operating activities:
        Amortization of goodwill and other intangibles                               58,417                  304
        In-process research and development                                          38,700                   --
        Depreciation                                                                  4,790                2,213
        Changes in assets and liabilities:
           Accounts receivable                                                      (21,548)              (9,239)
           Inventories                                                              (15,086)              (1,748)
           Prepaid expenses and other assets                                         (5,266)              (1,068)
           Accounts payable                                                             223                4,775
           Income taxes payable                                                       1,212                   --
           Accrued and other liabilities                                            (18,742)               1,888
                                                                                -----------          -----------

               Net cash provided by (used in) operating activities                  (35,035)               2,329

Cash flows from investing activities:
    Acquisition of property and equipment                                            (9,776)              (3,668)
    Net cash received from DiviCom acquisition                                      393,739                   --
    Proceeds from maturities of short-term investments                               24,307                   --
    Purchases of short-term investments                                             (50,534)             (41,645)
                                                                                -----------          -----------

               Net cash provided by (used in) investing activities                  357,736              (45,313)
                                                                                -----------          -----------

Cash flows from financing activities:                                                 2,597               66,335
    Proceeds from issuance of Common Stock, net
    Borrowings under bank line                                                           --                  840
    Repayments under bank line and term loan                                             --               (1,270)
                                                                                -----------          -----------

               Net cash provided by financing activities                              2,597               65,905

Effect of exchange rate changes on cash
    and cash equivalents                                                                310                   89
                                                                                -----------          -----------

Net increase in cash and cash equivalents                                           325,608               23,010

Cash and cash equivalents at beginning of period                                     24,822                9,178
                                                                                -----------          -----------

Cash and cash equivalents at end of period                                      $   350,430          $    32,188
                                                                                ===========          ===========

Supplemental disclosure of cash flow information:
    Interest paid during the period                                             $        21          $        37
    Income taxes paid during the period                                         $     9,266          $        70

Non-cash financing activities:
    Issuance of Common Stock and assumption of options
         in DiviCom acquisition                                                 $ 1,792,000          $        --



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K and Form 10-K/A which were filed with the Securities and Exchange Commission on March 31, 2000 and May 15, 2000, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000, or any other future period.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

        In June 2000 the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS Nos. 133 and 138 as of the beginning of fiscal 2001. The Company is continuing to evaluate the impact of SFAS Nos. 133 and 138 but is unable to determine the impact from adoption of these standards on its financial position or results of operations at this time.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company is continuing to evaluate the impact of SAB 101, but currently does not expect any material effects on its financial position or results of operations from the implementation of this SAB.

NOTE 3 - INVENTORIES


                              JUNE 30,             DECEMBER 31,
                               2000                   1999
                            ------------           ------------
IN THOUSANDS                (UNAUDITED)
Raw materials                 $18,436               $10,649
Work-in-process                15,783                 4,740
Finished goods                 34,136                19,921
                              -------               -------
                              $68,355               $35,310
                              =======               =======

NOTE 4 - CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents are comprised of highly liquid investments with original maturities of three months or less at time of acquisition. Investments are comprised of U.S. government, state, municipal and county obligations and corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

        At June 30, 2000, short-term investments of $53.1 million mature in less than one year and $37.9 million mature between one and two years. The Company's cash equivalents as of June 30, 2000 included approximately $320 million of cash received in connection with the C-Cube merger for payment by August 15, 2000 of taxes incurred on the spin-off of C-Cube's semiconductor business.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic net income
(loss) per share excludes the dilutive effect of stock options and warrants. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income
(loss) per share, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants.

        The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented below:


                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              ----------------------------         ----------------------------
                                               JUNE 30,             JULY 2,           JUNE 30,          JULY 2,
                                                 2000                1999              2000               1999
                                              -----------          -------         -----------          -------
IN THOUSANDS  (UNAUDITED)

Net income (loss) - (numerator)               $   (87,063)         $ 3,855         $   (77,735)         $ 5,204
                                              ===========          =======         ===========          =======

Shares calculation - (denominator):

Average shares outstanding - basic                 47,980           29,654              39,348           26,324

Effect of Dilutive Securities:

Potential Common Stock relating
    to stock options and warrants                      --            2,471                  --            2,914
                                              -----------          -------         -----------          -------

Average shares outstanding - diluted               47,980           32,125              39,348           29,238
                                              ===========          =======         ===========          =======

Net income (loss)  per share - basic          $     (1.81)         $  0.13         $     (1.98)         $  0.20
                                              ===========          =======         ===========          =======

Net income (loss) per share - diluted         $     (1.81)         $  0.12         $     (1.98)         $  0.18
                                              ===========          =======         ===========          =======

Options and warrants to purchase 6.4 million shares of common stock were outstanding during the three and six month periods ended June 30, 2000, and 0.5 million shares of common stock were outstanding during the three and six month periods ended July 2, 1999, but were not included in the computation of diluted net income (loss) per share because either the option's exercise price was greater than the average market price of the common stock or inclusion of such options would have been antidilutive. The exercise price ranges of these options and warrants were from $0.15 to $121.68 per share for the three and six month periods ended June 30, 2000. The exercise price ranges of these options and warrants were from $22.82 to $28.72 per share for the three and six month periods ended July 2, 1999.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. In accordance with SFAS 130, the Company's total comprehensive income (loss) was as follows:


                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          --------------------------         --------------------------
                                                          JUNE 30,           JULY 2,         JUNE 30,          JULY 2,
                                                            2000              1999             2000              1999
                                                          --------          --------         --------          --------
IN THOUSANDS (UNAUDITED)

Net income (loss)                                         $(87,063)         $  3,855         $(77,735)         $  5,204
Change in unrealized income (loss) on investments               61                --              (14)               --
Currency translation                                           445                65              560               137
                                                          --------          --------         --------          --------

     Total comprehensive income (loss)                    $(86,557)         $  3,920         $(77,189)         $  5,341
                                                          ========          ========         ========          ========


NOTE 7 - ACQUISITION OF DIVICOM BUSINESS

        On May 3, 2000, Harmonic completed its merger with C-Cube Microsystems Inc. ("C-Cube") pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated October 27, 1999. Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company prior to the closing. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business. The merger was structured as a tax-free exchange of stock and was accounted for under the purchase method of accounting.

        The purchase price of $1.8 billion includes $1.6 billion of issued stock, $155 million in Harmonic stock option costs, and expenses of the transaction of $9.6 million. The issued stock reflects the conversion of C-Cube common stock into 0.5427 shares of Harmonic stock, totaling 26.4 million shares of Harmonic common stock, at an average market price per share of Harmonic common stock of $62.00. The average market price per share was based on the average closing price for a period three days before and after the October 27, 1999 announcement of the merger.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a table of the total purchase price, purchase price allocation and annual amortization of the intangible assets acquired (in thousands):


                                                                                                         ANNUAL
                                                                                                      AMORTIZATION
                                                                                                      ------------
Purchase price allocation:
         Net assets of DiviCom business                                           $   138,400                   --
               Fair value adjustments:
                  Accounts receivable                                                 (10,800)                  --
                  Inventory                                                             4,500                   --
                  Accrued liabilities                                                 (14,600)                  --
                                                                                  -----------          -----------
                        Total fair value of tangible net assets  acquired             117,500                   --

         Intangible assets acquired:
               Customer base                                                          113,000          $    22,600
               Developed technology                                                    78,300               15,660
               Trademark and tradename                                                 14,000                2,800
               Assembled workforce                                                     23,000                4,600
               Supply agreement                                                         8,000                1,600
                                                                                  -----------          -----------
                        Total intangibles (excluding goodwill)                        236,300               47,260

               In-process research and development                                     38,700                   --
               Goodwill                                                             1,506,400              301,280
               Deferred tax liabilities                                               (97,000)                  --
                                                                                  -----------          -----------

                        Total purchase price allocation                           $ 1,801,600          $   348,480
                                                                                  ===========          ===========

        The tangible net assets acquired represent the historical net assets of the DiviCom business as of May 2, 2000 adjusted to eliminate intangibles of $3.8 million arising from C-Cube's acquisition of the DiviCom business in 1996, plus additional cash of $60 million received as a result of the merger. In addition, under the terms of the Merger Agreement, the Company is liable for all of C-Cube Microsystems' liabilities consisting principally of tax liabilities related to the spin-off of C-Cube's semiconductor business. The net assets acquired included $333.7 million of cash and other consideration sufficient to pay these liabilities. As required under purchase accounting, the assets and liabilities have been adjusted to fair value.

        A customer base represents established relationships with businesses that repeatedly order from a company. The income approach was used to estimate the value of the DiviCom business' customer base by determining the present value of future cash flows generated by existing customers. Key assumptions used in the calculation included an attrition rate of 20%, discount rate of 20% and estimates of revenue growth, cost of sales, operating expenses and tax rate provided by management of the DiviCom business.

        In estimating the value of the trademark and tradename, the relief from royalty method was employed. The relief from royalty method is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the assets. Therefore, a portion of the company's earnings, equal to the after-tax royalty that would have been paid for the use of the trademark and tradename, can be

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



attributed to the company's possession of the trademark and tradename. The trademark and tradename are each being amortized on a straight-line basis over its estimated useful life of five years.

        The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. The value of the assembled workforce is being amortized on a straight-line basis over its estimated useful life of five years.

        Harmonic and C-Cube Semiconductor entered into a Supply, License and Development Agreement (Supply Agreement) concurrent with the merger agreement. This separate agreement covers the supply, licensing and development of two encoder chips for Harmonic by the spun-off semiconductor business. The value of the Supply Agreement was derived by using the income approach and is being amortized on a straight line basis over its estimated useful life of five years.

        A portion of the purchase price has been allocated to developed technology and in-process research and development ("IPR&D"). Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by the DiviCom business concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

        Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The developed technology is being amortized on a straight-line basis over its estimated useful life of five years.


        Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D, which was expensed upon the consummation of the merger. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

        - Net cash flows. The net cash flows from the identified projects were based on estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from those projects. These estimates were based on the assumptions mentioned below. The research and development costs included in the model reflected costs to sustain projects, but excluded costs to bring in-process projects to technological feasibility.

                The estimated revenue was based on projections of the DiviCom business for each in-process project. These projections were based on its estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by the DiviCom business and its competitors.

                Projected gross margins and operating expenses approximated the DiviCom business' recent historical levels.

        - Discount rate. Discounting the net cash flows back to their present value was based on the industry weighted average cost of capital ("WACC"). The industry WACC was approximately 17%. The

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                discount rate used in discounting the net cash flows from IPR&D was 25%, an 800 basis point increase from the industry WACC. This discount rate was higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

        - Percentage of completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion varied by individual project ranging from 10% to 80%.

        If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

        The following unaudited pro forma summary presents the combined statement of operations as if the merger had been completed on January 1, 1999 and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.


                                                  SIX MONTHS ENDED
                                             -----------------------------
                                              JUNE 30,            JULY 2,
                                               2000                 1999
                                             ---------           ---------
     Net sales                               $ 182,228           $ 152,925

     Net loss                                 (186,638)           (189,342)

     Net loss per share

            Basic and diluted                $   (4.74)          $   (3.59)

     Weighted average shares

            Basic and diluted                   39,348              52,724

        Adjustments made in arriving at the pro forma unaudited results of operations include amortization of goodwill and other intangibles and related tax adjustments. No effect has been given to cost savings or operating synergies that may be realized as a result of the merger.

        Based on the finalization of the valuation, purchase price allocation, integration plans and other factors, the effects of the merger may change from those included in the above pro forma summary. A change in the value assigned to long-term tangible and intangible assets and liabilities could result in a reallocation of the purchase price and a change in the adjustments. The statement of operations effect of these changes will depend on the nature and amount of the assets or liabilities adjusted.

NOTE 8 - SEGMENT REPORTING

        Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Prior to

                                 HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the acquisition of the DiviCom business, Harmonic was organized as one operating segment. On May 3, 2000, Harmonic completed the acquisition of the DiviCom business, thus changing its organizational structure. The merged company has been organized into two operating segments: Broadband Access Networks ("BAN") for fiber optic systems, and Convergent Systems ("CS") for digital headend systems. These segments do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are part of the CS segment. Each of these operating segments require their own development and marketing strategies and therefore have separate management teams, however, a worldwide sales, sales support and systems integration group supports both operating segments.

        The results of the reportable segments are derived directly from the Company's management reporting system. These results reported below are based on Harmonic's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. Subsequent to the acquisition of DiviCom, management commenced measuring the performance of each segment based on several metrics, including revenue, and income or loss from operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Revenue for the prior periods has been reclassified to reflect the new organizational structure. The reclassified revenue for the prior periods reflect only Harmonic's revenue, and not the historical revenue of the DiviCom business. However, income or loss from operations is not available and is impractical to prepare for the periods prior to the quarter ended June 30, 2000, and accordingly, has not been presented. Net income or loss, and assets and liabilities are not internally reported by business segment.


                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    ------------------------       -----------------------
                                                                     JUNE 30,        JULY 2,       JUNE 30,         JULY 2,
                                                                      2000            1999           2000           1999
                                                                    --------        --------       --------       --------
Net Sales:

               Broadband Access Networks                            $ 53,159        $ 36,390       $109,002       $ 63,725
               Convergent Systems                                     26,804           1,512         33,824          4,440
                                                                    --------        --------       --------       --------
                  Total net sales                                   $ 79,963        $ 37,902       $142,826       $ 68,165
                                                                    ========        ========       ========       ========

Income (loss) from operations:
               Broadband Access Networks                            $ 12,451
               Convergent Systems                                     (3,785)
                                                                    --------
                  Total segment income (loss) from operations          8,666
                                                                    --------
Amortization of goodwill and other intangibles                       (58,220)
In-process research and development                                  (38,700)
Interest  and other income, net                                        4,814
Corporate and unallocated costs, and eliminations                     (2,824)
                                                                    --------
Income (loss) before income taxes                                   $(86,264)
                                                                    ========

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - LEGAL PROCEEDINGS

Securities Litigation


        On June 28, 2000, a securities class action captioned Smith v. Harmonic Inc., Et. Al., Civil Action No. C-00-2287-PJH was filed against Harmonic and several of its officers and directors in the United States District Court for the Northern District of California. Additional actions containing similar allegations have since been filed. These complaints allege violations of the federal securities laws, specifically Section 10 (b) of the Securities Exchange Act of 1934, and seek unspecified damages on behalf of a purported class of purchasers of Harmonic common stock during the period from March 27, 2000 through June 26, 2000. The various actions have not yet been consolidated and no trial date has been scheduled.

        On June 29, 2000, a securities class action captioned Krim v. Harmonic Inc., Et. Al., Civil Action No. CV 790816 was filed against Harmonic and several of its officers and directors in the California Superior Court for the County of Santa Clara. The complaint alleges violations of the federal securities laws, specifically Section 11 of the Securities Act of 1933, and seeks unspecified damages on behalf of a purported class of persons who acquired Harmonic common stock pursuant to a Form S-4 Registration Statement filed March 23, 2000, concerning a transaction completed on May 3, 2000. On July 26, 2000, the action was removed to the United States District Court for the Northern District of California. No trial date has been scheduled.

        While the Company believes these class actions to be without merit and is vigorously defending against them, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

NOTE 10 - SUBSEQUENT EVENT

        On July 1, 2000, Harmonic completed the acquisition of privately-held Cogent Technology, Inc. ("Cogent") of Santa Cruz, California, a developer of advanced MPEG-2 technology for the migration from analog to digital television on PCI based platforms. Harmonic issued approximately 284,000 shares of common stock to shareholders of Cogent in the stock-for-stock transaction, which will be accounted for as a purchase. The purchase price of approximately $12 million will be allocated to the acquired assets, in-process technology, goodwill and other intangibles during the third quarter of 2000. The acquisition is not expected to have a material impact on earnings for the remainder of 2000, excluding a one-time charge for in-process research and development which will be recorded in the third quarter of 2000 and amortization of goodwill and other intangibles. Cogent's products and eight employees have been integrated into Harmonic's Convergent Systems division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future revenue, gross margins, and expense levels, future capital expenditures, future cash flows, future borrowing capability and the merger with C-Cube Microsystems, Inc. ("C-Cube") and the reorganization of our business organization. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under "Factors That May Affect Future Results of Operations" below and elsewhere in this Form 10-Q.

OVERVIEW

        Harmonic Inc. ("Harmonic" or the "Company") designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Historically, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our TRANsend digital headend products in 1997 and the subsequent purchase of New Media Communication Ltd., which changed its name to Harmonic Data Systems Ltd., we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

        In order to further expand our digital systems capability, the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube on October 27, 1999, pursuant to which C-Cube merged into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital television. The merger was structured as a tax-free exchange of stock and has been accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube was converted into 0.5427 shares of Harmonic common stock. The purchase price, including merger-related costs, was approximately $1.8 billion.

        The merger closed on May 3, 2000, and Harmonic has consolidated the results of the DiviCom business in its financial statements from that date forward. The merged company has been organized into two operating segments, Broadband Access Networks ("BAN") for fiber optic systems and Convergent Systems ("CS") for digital headend systems. While the two segments have been organized generally around the pre-merger Harmonic fiber optics systems and the DiviCom digital headend systems, respectively, these segments do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are now part of the CS segment. Each of these segments has its own separate management team, with a worldwide sales, sales support and systems integration group supporting both segments.

RESULTS OF OPERATIONS

Net Sales

        The Company's net sales increased 111% from $37.9 million in the second quarter of 1999 to $80.0 million in the second quarter of 2000. For the six month periods, net sales increased 110% from $68.2 million in the first six months of 1999 to $142.8 million in the first six months of 2000. The increases in net sales reflected significant growth in the BAN segment and inclusion of approximately two months of sales for the DiviCom business. BAN sales for the second quarter and first six months of 2000 increased by 46% and 71% compared to the comparable periods of 1999 due to higher cable industry spending and increasing customer acceptance of the Company's products, particularly METROLink DWDM systems, and PWRBlazer Scaleable Nodes. International sales represented 35% of net sales in the second quarter of 2000 compared to 31% in the second quarter of 1999 due to DiviCom's higher percentage of international sales.

        While the Company's sales increased significantly in the second quarter of 2000 compared to the second quarter of 1999, sales were below the Company's expectations within each segment. BAN sales were lower than expected and below the level achieved in the first quarter of 2000 due to reduced sales to AT&T, which have continued to decline from record levels in the third quarter of 1999. While sales to AT&T decreased, AT&T remains an important customer, and sales to BAN's other cable customers increased in the second quarter. The lower CS sales reflect slower spending by satellite operators and the impact of organizational changes resulting from the merger.

Gross Profit

        Gross profit increased from $16.0 million (42% of net sales) in the second quarter of 1999 to $30.8 million (39% of net sales) in the second quarter of 2000. For the six month periods, gross profit increased from $28.4 million (42% of net sales) in the first six months of 1999 to $60.6 million (42% of net sales) in the first six months of 2000. Gross profit for the second quarter and first six months of 2000 is net of amortization of intangibles of $3.0 million related to the C-Cube merger, which had the effect of reducing the gross margin percentage by 3% for both periods of 2000. Excluding amortization of intangibles gross margins were unchanged for the second quarter of 2000 compared to 1999 but increased for the first six months of 2000 by 3% compared to 1999, as higher unit volumes of BAN products allowed for improved fixed cost absorption and realization of economies of scale through increased production and purchasing volumes.

Research and Development

        Research and development expenses increased from $3.5 million (9% of net sales) in the second quarter of 1999 to $12.0 million (15% of net sales) in the second quarter of 2000. For the six month periods, research and development expenses increased from $7.2 million (11% of net sales) in 1999 to $18.0 million (13% of net sales) in 2000. The increases were principally attributable to the inclusion of DiviCom, which historically has spent a higher percentage of sales on research and development than has Harmonic, and higher payroll and prototype expenses. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

Selling, General and Administrative

        Selling, general and administrative expenses increased from $8.0 million (21% of net sales) in the second quarter of 1999 to $16.0 million (20% of net sales) in the second quarter of 2000. For the six month periods, selling, general and administrative expenses increased from $14.8 million (22% of net sales) in 1999 to $25.8 million (18% of net sales) in 2000. The increases in absolute expenses were primarily due to inclusion of DiviCom, as well as higher payroll and recruiting expenses, principally for the expansion of the sales and marketing organizations to provide greater customer focus and support for sales of new products. In addition, higher promotional expenses also contributed to the increase. The decreases in selling, general and administrative expenses as a percentage of net sales were principally attributable to increased net sales. Harmonic anticipates that selling, general and administrative expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of net sales.

Amortization of Goodwill and Other Intangibles

        Goodwill and other intangible assets of approximately $1.7 billion were recorded in connection with the C-Cube merger resulting in amortization of $55.3 million for the second quarter of 2000. See Note 7 to the unaudited Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2000. Goodwill and intangibles are being amortized over 5 years, and such amortization is expected to result in substantial net losses over the amortization period.

In-Process Research and Development

        The Company recorded a $38.7 million one-time charge to operations in the second quarter of 2000 for acquired in-process technology in connection with the C-Cube merger. See Note 7 to the unaudited Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2000. This amount was expensed on the acquisition date in accordance with generally accepted accounting principles because the acquired technology had not yet reached technology feasibility and had no future alternative uses.

Interest and Other Income, Net

        Interest and other income, net, increased from $0.7 million in the second quarter of 1999 to $4.8 million in the second quarter of 2000 and from $0.7 million for the six month period of 1999 to $5.9 million for the six month period of 2000. The increases were due primarily to interest earned on cash received in the merger, and to a lesser extent, interest earned on cash proceeds resulting from the Company's public offering of common stock in April 1999. The majority of the cash received is required to pay taxes incurred on the spin-off of C-Cube's semiconductor business, payment of which is due by August 15, 2000. The Company expects interest income to decrease in future periods.

Income Taxes

        The provisions for income taxes for both periods of 1999 and 2000 were based on estimated tax rates of 25% and 38%, respectively. The increase in the effective rate reflects the full utilization of remaining net operating loss carryovers and research and development credit carryovers in 1999. The Company expects to have an effective annual rate that approximates statutory rates in year 2000 and beyond on income before amortization of goodwill, other intangibles and related tax effects thereon, and acquired in-process research and development.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, cash and cash equivalents and short-term investments totaled $441.4 million of which $60.0 million of cash was received under the terms of the Merger Agreement plus additional cash of approximately $320 million for payment by August 15, 2000 of the estimated tax liability related to the spin-off of C-Cube's semiconductor business. In addition, the Company completed a public offering of its common stock in April 1999, raising approximately $58.3 million, net of underwriting discounts and offering expenses. The Company also received $4.0 million from exercise of a warrant in connection with the public offering.

        Cash used in operations was $35.0 million in the first six months of 2000 compared to cash provided by operations of $2.3 million in the first six months of 1999. The increase in cash used in operations in the first six months of 2000 was primarily due to an increase in accounts receivable and inventory and a decrease in accrued and other liabilities.

        The Company has a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires December 31, 2000. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 0.5% under the term loan) and are payable monthly. There were no outstanding borrowings at June 30, 2000 under the line. The Company has letters of credit issued under the line of $0.7 million.

        Additions to property, plant and equipment were approximately $3.7 million and $9.8 million in the first six months of 1999 and 2000, respectively. The increase in 2000 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity, and leasehold improvements, which allowed the Company to expand into space during the first quarter of 2000 that had been previously subleased. In connection with the merger, Harmonic has entered into lease agreements to relocate employees from certain existing facilities and expects to incur significant costs associated with leasehold improvements commencing in the fourth quarter of 2000.

        The Company believes that its existing liquidity sources, including $60 million of cash received pursuant to the merger, its bank line of credit facility, and anticipated funds from operations will satisfy its cash requirements for at least the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic's subsidiaries.

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

        Harmonic's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of marketable debt securities of various issuers, types and maturities. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. While Harmonic generally holds its investment securities to maturity there is risk that losses could be incurred if it were to sell any of its securities prior to maturity.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline

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

        - the timing of revenue from systems contracts which may span several quarters;

        -       competitive market conditions;

        -       our unpredictable sales cycles;

        - our ability to integrate the acquired DiviCom business into Harmonic's operations;

        -       new product introductions by our competitors or by us;

        -       changes in domestic and international regulatory environments;

        -       market acceptance of new or existing products;

        - the cost and availability of components, subassemblies and modules;

        -       the mix of our customer base and sales channels;

        -       the mix of our products sold;

        -       our development of custom products and software;

        -       the level of international sales; and

        - economic conditions specific to the cable and satellite industries, and general economic conditions.

        In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales to AT&T, and lower than expected sales in the CS segment, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors during the second quarter of 2000, and the price of our common stock declined significantly.

We Depend On Cable and Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition.

        Prior to the merger with C-Cube, almost all of Harmonic's historic sales had been derived from sales to cable television operators and broadcasters, and it expects these sales to constitute a substantial majority for the foreseeable future. Almost all of the DiviCom business' historic sales have been derived from sales to satellite operators, telephone companies and cable operators. Demand for the combined company's products in the future will depend on the magnitude and timing of capital spending by cable television operators, broadcasters, satellite operators and telephone companies for constructing and upgrading of their systems.

These capital spending patterns are dependent on a variety of factors, including:

        -       access to financing;

        -       annual budget cycles;

        - the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

        - overall demand for communication services and the acceptance of new video, voice and data services;

        -       evolving industry standards and network architectures;

        -       competitive pressures;

        -       discretionary customer spending patterns;

        -       general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

        - uncertainty related to development of digital video and cable modem industry standards;

        - delays associated with the evaluation of new services and system architectures by many cable television operators;

        - emphasis on marketing and customer service strategies by cable television operators instead of construction of networks; and

        -       general economic conditions in international markets.

        While our net sales increased during the last eight quarters from the level achieved in the first quarter of 1998 due primarily to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. While net sales outside of North America increased during the last three quarters compared to the first quarter of 1998 we cannot predict if cable television spending outside of North America will continue to grow. Although the Company's sales increased significantly in the second quarter of 2000 compared to the first quarter of 2000, sales were below our expectations within each operating segment. BAN sales were lower than expected and below the level achieved in the first quarter of 2000 due to reduced sales to AT&T, which have continued to decline from levels achieved in the third quarter of 1999. For a more detailed discussion regarding risks related to AT&T and other major customers, see "Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business" below. The lower CS sales are due in part to slower spending by satellite operators and to the impact of organizational changes resulting from the C-Cube merger. The Company is unable to predict when cable and satellite industry spending will increase In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business.

        Historically, a significant majority of our sales and sales of DiviCom have been to relatively few customers. Sales to Harmonic's ten largest customers in 1998, 1999 and the first half of 2000 accounted for approximately 66%, 75% and 61% of net sales, respectively. Due in part to the consolidation of ownership of domestic cable television systems, we expect that sales to AT&T, RCN and relatively few other customers will continue to account for a significant percentage of net sales of the combined company for the foreseeable future. In the second quarter of 2000, sales to AT&T accounted for 10% of our net sales compared to 28% in the prior quarter and 40% in the second quarter of 1999. Sales to AT&T have continued to decline from a record 52% of net sales in the third quarter of 1999. We cannot assure you that sales to other customers will compensate for any further reduction in sales to AT&T. Sales to RCN accounted for 12% of our net sales in the second quarter of 2000 compared to 15% in the prior quarter and less than 10% in the second quarter of 1999. Almost all of our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

We Have Experienced Difficulties Integrating The DiviCom Business Of C-Cube.

        In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our merger with C-Cube. In particular, the successful combination of Harmonic and C-

Cube requires substantial attention from management. The anticipated benefits of the merger will not be achieved unless the operations of the DiviCom business of C-Cube are successfully combined with those of Harmonic in a timely manner. To date, we have had difficulty in assimilating and integrating disparate information systems and personnel into a combined corporation. These difficulties are increased due to our limited personnel, management and other resources. The successful combination of the two companies requires integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. The process of combining the two organizations has caused interruption of, and a loss of momentum in, the activities of both of the organizations' businesses, and we believe that this diversion may have caused certain customers to defer purchasing decisions. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could materially and adversely affect our business, financial condition and operating results. In addition, our success depends, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of the DiviCom business, and, in particular, the retention of these key employees during the transitional period following the merger. We have experienced the loss of certain key employees since the merger, principally due to intense competition for qualified technical and other personnel in the San Francisco Bay Area. The loss of key employees and managers has adversely affected the acquired DiviCom business and could continue to adversely affect our business and operating results.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Profitability.

        Sales to customers outside of the United States in 1998, 1999 and first half of 2000 represented 43%, 30% and 35% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

        The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Harmonic's competitors in the cable television fiber optics systems business include significantly larger corporations such as ADC Telecommunications, ANTEC, a company owned in part by AT&T, General Instrument, which has been acquired by Motorola, Philips and Scientific-Atlanta. Additional competition could come from new entrants in these markets, such as Lucent Technologies and Cisco Systems.

        In the digital and video broadcasting systems business, we compete with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg, Thomson Broadcast Systems and Philips, as well as more specialized suppliers including SkyStream and Terayon.

        Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future and competition may harm our business.

        If any of our competitors' products or technologies were to become the industry standard, our business could be seriously harmed. For example, U.S. cable operators have to date mostly purchased proprietary digital systems from Motorola and Scientific-Atlanta. While certain operators have made limited purchases of the "open" systems provided by Harmonic, we cannot assure you that our digital products will find broad market acceptance with U.S. cable operators. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems' business may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

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

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

        Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products:

        -       are not cost effective,

        -       are not brought to market in a timely manner,

        - are not in accordance with evolving industry standards and architectures, or

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

We Need To Effectively Manage Our Growth.

        The growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. Our ability to manage any future growth effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. If we fail to manage our future growth effectively, our business could suffer.

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

The C-Cube Merger Has Resulted In The Recording Of Substantial Goodwill And Other Intangible Assets And Reporting Of Substantial Net Losses Without Any Corresponding Tax Deduction.

        Goodwill and other intangible assets of approximately $1.7 billion were recorded in connection with the merger as disclosed in Note 7 to the unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2000. Goodwill and intangibles are being amortized over 5 years, and this amortization is expected to result in substantial net losses over the amortization period. The amortization of goodwill and intangibles are not deductible for tax purposes which will result in a provision for income taxes despite a substantial reported net loss.

We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

        The spin-off of C-Cube's semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. This liability is payable on or before August 15, 2000. C-Cube determined the valuation by using the volume weighted average price on May 3, 2000, the first trading day following the spin-off, which resulted in a share price of $21.74. Under state law, Harmonic generally is liable for all of C-Cube's debts, including C-Cube's liability for taxes resulting from the spin-off. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. Harmonic will also be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube's tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic.

Due To The Structure Of The Merger Transaction, Harmonic Is Liable For C-Cube's General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube's Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

        The merger of C-Cube into Harmonic, with Harmonic as the surviving entity, resulted in our assuming all of the liabilities of C-Cube at the time of the merger. Pursuant to the merger agreement, Harmonic is indemnified by the spun-off semiconductor business for liabilities associated with C-Cube's historic semiconductor business. However, if the spun-off semiconductor business is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube's historic semiconductor business are asserted, we would have to assume such obligations. Those obligations could have a material adverse effect on us.

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

Difficulties In The Development And Production Of Video Encoding Chips By C-Cube's Spun-off Semiconductor Business May Adversely Impact Us.

        The DiviCom business and C-Cube semiconductor business collaborated on the production and development of two video encoding microelectronic chips prior to the merger. In connection with the merger, Harmonic and the spun-off semiconductor business entered into a contractual relationship under which Harmonic will have access to certain of the spun-off semiconductor business technologies and products which the DiviCom business previously depended on for its product and service offerings. However, under the contractual relationships between Harmonic and the spun-off semiconductor business, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, we may not be able to fully recognize the benefits of the acquisition. See "Supply, License and Development Agreement" at page 60 of the joint proxy statement filed with the Securities and Exchange Commission on March 23, 2000, for further details of Harmonic's business relationship with the spun-off semiconductor business after the merger.

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

        Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have been recently in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend considerable efforts to qualify additional optical component sources, consolidation of suppliers in the industry (including the acquisition of Etek Dynamics and the proposed acquisition of SDL Inc. by JDS Uniphase) and the small number of viable alternatives have limited the results of these efforts. Certain key elements of our digital headend products are provided by a sole foreign supplier. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we may be subject to an increasing risk of inventory obsolescence in the future, which could harm our business.

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

Securities Class Action Claims

        On June 28, 2000, a securities class action captioned Smith v. Harmonic Inc., Et. Al., Civil Action No. C-00-2287-PJH was filed against Harmonic and several of its officers and directors in the United States District Court for the Northern District of California. Additional actions containing similar allegation have since been filed. These complaints allege violations of the federal securities laws, specifically Section 10 (b) of the Securities Exchange Act of 1934, and seek unspecified damages on behalf of a purported class of purchasers of Harmonic common stock during the period from March 27, 2000 through June 26, 2000. The various actions have not yet been consolidated and no trial date has been scheduled.

        On June 29, 2000, a securities class action captioned Krim v. Harmonic Inc., Et. Al., Civil Action No. CV 790816 was filed against Harmonic and several of its officers and directors in the California Superior Court form the County of Santa Clara. The complaint alleges violations of the federal securities laws, specifically Section 11 of the Securities Act of 1933, and seeks unspecified damages on behalf of a purported class of persons who acquired Harmonic common stock pursuant to a Form S-4 Registration Statement filed March 23, 2000, concerning a transaction completed on May 3, 2000. On July 26, 2000, the action was removed to the United States District Court for the Northern District of California. No trial date has been scheduled.

        While the Company believes these class actions to be without merit and is vigorously defending against them, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Our Stock Price May Be Volatile.

        The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were

We are currently the object of securities class action litigation, and this could result in substantial costs and a diversion of management's attention and resources.

While the Company believes these class actions to be without merit and is vigorously defending against them, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Our Certificate Of Incorporation And Bylaws And Delaware Law Contain Provisions That Could Discourage A Takeover.

        Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.


                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        On June 28, 2000, a securities class action captioned Smith v. Harmonic Inc., Et. Al., Civil Action No. C-00-2287-PJH was filed against Harmonic and several of its officers and directors in the United States District Court for the Northern District of California. Additional actions containing similar allegations have since been filed. These complaints allege violations of the federal securities laws, specifically Section 10 (b) of the Securities Exchange Act of 1934, and seek unspecified damages on behalf of a purported class of purchasers of Harmonic common stock during the period from March 27, 2000 through June 26, 2000. The various actions have not yet been consolidated and no trial date has been scheduled.

        On June 29, 2000, a securities class action captioned Krim v. Harmonic Inc., Et. Al., Civil Action No. CV 790816 was filed against Harmonic and several of its officers and directors in the California Superior Court for the County of Santa Clara. The complaint alleges violations of the federal securities laws, specifically Section 11 of the Securities Act of 1933, and seeks unspecified damages on behalf of a purported class of persons who acquired Harmonic common stock pursuant to a Form S-4 Registration Statement filed March 23, 2000, concerning a transaction completed on May 3, 2000. On July 26, 2000, the action was removed to the United States District Court for the Northern District of California. No trial date has been scheduled.

        While the Company believes these class actions to be without merit and is vigorously defending against them, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 5. OTHER INFORMATION

        Pursuant to Rule 14a-4 (c) (1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 2000 annual meeting of stockholders on June 13, 2000, the deadline for receipt of any such stockholder proposal for the 2001 annual meeting of stockholders is April 28, 2001.

        In connection with the C-Cube Merger, Harmonic has entered into various lease agreements, which have been attached as Exhibit 99.1.

               10.26 Lease Agreement for 603-611 Baltic Way, Sunnyvale,
                     California

               10.27 Lease Agreement for 1322 Crossman Avenue, Sunnyvale,
                     California

               10.28 Lease Agreement for 646 Caribbean Drive, Sunnyvale,
                     California

               10.29 Lease Agreement for 632 Caribbean Drive, Sunnyvale,
                     California

               10.30 First Amendment to the Lease Agreement for 549 Baltic Way,
                     Sunnyvale, California

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit #        Description of Document
        ---------        -----------------------
           27.1          Financial Data Schedule

           10.26         Lease Agreement for 603-611 Baltic Way, Sunnyvale,
                         California

           10.27         Lease Agreement for 1322 Crossman Avenue, Sunnyvale,
                         California

           10.28         Lease Agreement for 646 Caribbean Drive, Sunnyvale,
                         California

           10.29         Lease Agreement for 632 Caribbean Drive, Sunnyvale,
                         California

           10.30         First Amendment to the Lease Agreement for 549 Baltic
                         Way, Sunnyvale, California


B.      Reports on Form 8-K

        Amended Current Report on Forms 8-K and 8-K/A filed on May 2, 2000 and July 17, 2000, respectively, relating to the merger of C-Cube Microsystems Inc. with and into Harmonic.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 14, 2000


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

                                  HARMONIC INC.

                                Index to Exhibits

        EXHIBIT #        DESCRIPTION OF DOCUMENT
        ---------        -----------------------
           27.1          Financial Data Schedule

           10.26         Lease Agreement for 603-611 Baltic Way, Sunnyvale,
                         California

           10.27         Lease Agreement for 1322 Crossman Avenue, Sunnyvale,
                         California

           10.28         Lease Agreement for 646 Caribbean Drive, Sunnyvale,
                         California

           10.29         Lease Agreement for 632 Caribbean Drive, Sunnyvale,
                         California

           10.30         First Amendment to the Lease Agreement for 549 Baltic
                         Way, Sunnyvale, California