Form 10-Q/A
period 2000-06-30
HARMONIC INC
filed 2000-09-21
CIK 851310

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

    Notes to Condensed Consolidated Financial Statements...............................................................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14



PART  II - OTHER INFORMATION

Item 2. Legal Proceeding..............................................................................................27

Item 4. Submission of Matters to a Vote of Securities Holders.........................................................28

Item 5. Other Information.............................................................................................27

Item 6 .Exhibits and Reports on Form 8-K..............................................................................28

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

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a table of the total purchase price, purchase price allocation and annual amortization of the intangible assets acquired (in thousands):


                                                                                                         ANNUAL
                                                                                                      AMORTIZATION
                                                                                                      ------------
Purchase price allocation:
         Net assets of DiviCom business                                           $   138,400                   --
               Fair value adjustments:
                  Accounts receivable                                                 (10,800)                  --
                  Inventory                                                             4,500                   --
                  Accrued liabilities                                                 (14,600)                  --
                                                                                  -----------          -----------
                        Total fair value of tangible net assets  acquired             117,500                   --

         Intangible assets acquired:
               Customer base                                                          113,000          $    22,600
               Developed technology                                                    78,300               15,660
               Trademark and tradename                                                 14,000                2,800
               Assembled workforce                                                     23,000                4,600
               Supply agreement                                                         8,000                1,600
                                                                                  -----------          -----------
                        Total intangibles (excluding goodwill)                        236,300               47,260

               In-process research and development                                     38,700                   --
               Goodwill                                                             1,506,100              301,220
               Deferred tax liabilities                                               (97,000)                  --
                                                                                  -----------          -----------

                        Total purchase price allocation                           $ 1,801,600          $   348,480
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

        While our net sales increased during the last eight quarters from the level achieved in the first quarter of 1998 due primarily to increased spending in the North American cable television industry, spending by cable television operators outside of North America generally remained weak. While net sales outside of North America increased during the last three quarters compared to the first quarter of 1998 we cannot predict if cable television spending outside of North America will continue to grow. Although the Company's sales increased significantly in the second quarter of 2000 compared to the first quarter of 2000, sales were below our expectations within each operating segment. BAN sales were lower than expected and below the level achieved in the first quarter of 2000 due to reduced sales to AT&T, which have continued to decline from levels achieved in the third quarter of 1999. For a more detailed discussion regarding risks related to AT&T and other major customers, see "Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business" below. The lower CS sales are due in part to slower spending by satellite operators and to the impact of organizational changes resulting from the C-Cube merger. The Company is unable to predict when cable and satellite industry spending will increase. In addition, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

        At the Registrant's Special Meeting of Shareholders, held on April 24, 2000, the shareholders of the Registrant approved the following:

        1.  Amended and Restated Agreement and Plan of Merger and
            Reorganization, dated as of December 9, 1999, by and between Harmonic Inc. and C-Cube Microsystems Inc., as amended, and an amendment to the certificate of incorporation to increase the authorized number of shares to 75 million.

            For                         17,895,738
            Against                         76,980
            Abstain                         19,441
            Broker Non-Vote                    N/A

         2. Amended Registrant's certificate of incorporation to increase the authorized number of shares of Harmonic common stock from 50 million shares to 150 million shares. If approved, the amendment to the certificate of incorporation will take effect only if the merger is completed.

            For                         17,171,191
            Against                        796,429
            Abstain                         24,539
            Broker Non-Vote                    N/A

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

                                  HARMONIC INC.

                                Index to Exhibits

        EXHIBIT #        DESCRIPTION OF DOCUMENT
        ---------        -----------------------
           27.1 *        Financial Data Schedule

           10.26*        Lease Agreement for 603-611 Baltic Way, Sunnyvale,
                         California

           10.27*        Lease Agreement for 1322 Crossman Avenue, Sunnyvale,
                         California

           10.28*        Lease Agreement for 646 Caribbean Drive, Sunnyvale,
                         California

           10.29*        Lease Agreement for 632 Caribbean Drive, Sunnyvale,
                         California

           10.30*        First Amendment to the Lease Agreement for 549 Baltic
                         Way, Sunnyvale, California

* Previously filed as an Exhibit to the Company's 10-Q for the period ended June 30, 2000.