Form 10-Q
period 2000-09-29
HARMONIC INC
filed 2000-11-13
CIK 851310

                                            TOTAL NUMBER OF PAGES         32
                                                                          --
                                            INDEX TO EXHIBITS AT PAGE     32
                                                                          --


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2000

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

                               Yes    X    No
                                    -----       -----

As of September 29, 2000 there were 57,777,217 shares of the Registrant's Common Stock outstanding.

                                  HARMONIC INC.

                                      Index


PART I - FINANCIAL INFORMATION                                                            Page
                                                                                          ----
Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets at September 29, 2000
  and December 31, 1999......................................................................3

  Condensed Consolidated Statements of Operations for the Three Months and Nine Months
  Ended September 29, 2000 and October 1, 1999...............................................4

  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 29, 2000 and October 1, 1999.....................................................5

  Notes to Condensed Consolidated Financial Statements.......................................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................14


PART  II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................29

Item 4.  Submission of Matters to a Vote of Securities Holders..............................29

Item 5.  Other Information..................................................................30

Item 6.  Exhibits and Reports on Form 8-K...................................................30


PART I - FINANCIAL  INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HARMONIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                SEPTEMBER 29,        DECEMBER 31,
                                                                    2000                1999
                                                                -------------        -----------
                                                                (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                        $   17,901          $ 24,822
  Short-term investments                                               93,381            64,877
  Accounts receivable, net                                             90,460            35,421
  Inventories                                                          81,979            35,310
  Deferred income taxes                                                11,525             5,478
  Prepaid expenses and other assets                                    12,902             3,792
                                                                   ----------          --------
    Total current assets                                              308,148           169,700

Property and equipment, net                                            37,602            14,931

Intangibles and other assets                                        1,611,974             1,062
                                                                   ----------          --------
                                                                   $1,957,724          $185,693
                                                                   ==========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   32,078          $ 18,946
  Income taxes payable                                                  7,456             2,265
  Deferred income taxes                                                19,327                --
  Accrued liabilities                                                  43,345            19,073
                                                                   ----------          --------
    Total current liabilities                                         102,206            40,284
                                                                   ----------          --------
Deferred income taxes                                                  73,889                --
Other non-current liabilities                                             610               521

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized; no shares issued or outstanding                           --                --

  Common Stock, $.001 par value, 150,000,000 shares
     authorized; 57,777,217 and 30,501,766 shares issued
     and outstanding                                                       58                31

  Capital in excess of par value                                    1,952,455           148,551

  Accumulated deficit                                                (171,198)           (3,792)

  Accumulated other comprehensive income (loss)                          (296)               98
                                                                   ----------          --------
    Total stockholders' equity                                      1,781,019           144,888
                                                                   ----------          --------
                                                                   $1,957,724          $185,693
                                                                   ==========          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ----------------------------     -------------------------
                                         SEPTEMBER 29,     OCTOBER 1,     SEPTEMBER 29,   OCTOBER 1,
                                             2000            1999             2000           1999
                                         -------------     ----------     ------------   ----------
Net sales                                   $ 68,171         $52,624       $ 210,997       $120,789

Cost of sales                                 49,052          29,528         131,237         69,326
                                            --------         -------       ---------       --------

Gross profit                                  19,119          23,096          79,760         51,463
                                            --------         -------       ---------       --------

Operating expenses:
  Research and development                    16,036           4,798          34,005         11,971
  Selling, general and administrative         20,059           8,897          45,854         23,743
  Amortization of goodwill and                83,248              76         138,580            228
  other intangibles
  In-process research and development          1,100              --          39,800             --
                                            --------         -------       ---------       --------

Total operating expenses                     120,443          13,771         258,239         35,942
                                            --------         -------       ---------       --------

Income (loss) from operations               (101,324)          9,325        (178,479)        15,521

Interest and other income, net                 3,377             931           9,312          1,674
                                            --------         -------       ---------       --------

Income (loss) before income taxes            (97,947)         10,256        (169,167)        17,195

Provision for (benefit from) income
  taxes                                       (8,277)          2,564          (1,761)         4,299
                                            --------         -------       ---------       --------

Net income (loss)                           $(89,670)        $ 7,692       $(167,406)      $ 12,896
                                            ========         =======       =========       ========

Net income (loss) per share
  Basic                                     $  (1.55)        $  0.25       $   (3.68)      $   0.47
                                            ========         =======       =========       ========
  Diluted                                   $  (1.55)        $  0.23       $   (3.68)      $   0.43
                                            ========         =======       =========       ========

Weighted average shares
  Basic                                       57,724          30,179          45,474         27,592
                                            ========         =======       =========       ========
  Diluted                                     57,724          32,836          45,474         30,264
                                            ========         =======       =========       ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                 -----------------------------
                                                                 SEPTEMBER 29,      OCTOBER 1,
                                                                     2000             1999
                                                                 -------------      ----------
Cash flows from operating activities:
  Net income (loss)                                               $ (167,406)         $ 12,896
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
    Amortization of goodwill and other intangibles                   146,508               228
    In-process research and development                               39,800                --
    Depreciation                                                       8,683             3,760
    Changes in assets and liabilities:
      Accounts receivable                                              2,943           (17,593)
      Inventories                                                    (28,642)           (8,103)
      Prepaid expenses and other assets                               (6,265)           (1,644)
      Accounts payable                                                (3,455)            7,541
      Income taxes payable                                          (324,275)               --
      Accrued and other liabilities                                  (28,535)            7,720
                                                                  ----------          --------

        Net cash provided by (used in) operating activities         (360,644)            4,805

Cash flows from investing activities:
  Acquisition of property and equipment                              (15,819)           (6,141)
  Net cash received from DiviCom acquisition                         393,739                --
  Proceeds from maturities of short-term investments                  33,609                --
  Purchases of short-term investments                                (62,163)          (57,576)
                                                                  ----------          --------

        Net cash provided by (used in) investing activities          349,366           (63,717)
                                                                  ----------          --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                          5,124            68,214
  Borrowings under bank line                                              --               840
  Repayments under bank line and term loan                                --            (1,270)
                                                                  ----------          --------

        Net cash provided by financing activities                      5,124            67,784

Effect of exchange rate changes on cash
  and cash equivalents                                                  (767)              113
                                                                  ----------          --------

Net increase (decrease) in cash and cash equivalents                  (6,921)            8,985

Cash and cash equivalents at beginning of period                      24,822             9,178
                                                                  ----------          --------

Cash and cash equivalents at end of period                        $   17,901          $ 18,163
                                                                  ==========          ========

Supplemental disclosure of cash flow information:
  Interest paid during the period                                 $       27          $     99
  Income taxes paid during the period                             $  330,054          $     49

Non-cash financing activities:
  Issuance of Common Stock and assumption of options
       for acquisitions                                           $1,798,804          $     --




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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2000 the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS Nos. 133 and 138 as of the beginning of fiscal 2001. The Company is continuing to evaluate the impact of SFAS Nos. 133 and 138, but currently does not expect the impact from the adoption of these standards to be material to its financial position or results of operations at this time.

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

NOTE 3 - INVENTORIES

                      SEPTEMBER 29,     DECEMBER 31,
                          2000              1999
                      -------------     ------------
IN THOUSANDS           (UNAUDITED)

Raw materials            $27,429          $10,649
Work-in-process           12,482            4,740
Finished goods            42,068           19,921
                         -------          -------
                         $81,979          $35,310
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

At September 29, 2000, short-term investments of $53.0 million mature in less than one year and $40.4 million mature between one and two years.

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

The following table presents a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented below:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                        ----------------------------   -----------------------------
                                        SEPTEMBER 29,    OCTOBER 1,     SEPTEMBER 29     OCTOBER 1,
                                            2000            1999           2000             1999
                                        -------------    ----------     ------------     ----------
IN THOUSANDS  (UNAUDITED)

Net income (loss) - (numerator)           $(89,670)       $ 7,692        $(167,406)        $12,896
                                          ========        =======        =========         =======

Shares calculation - (denominator):

Average shares outstanding - basic          57,724         30,179           45,474          27,592

Effect of Dilutive Securities:

Potential Common Stock relating
  to stock options and warrants                 --          2,657               --           2,672
                                          --------        -------        ---------         -------

Average shares outstanding -
  diluted                                   57,724         32,836           45,474          30,264
                                          ========        =======        =========         =======

Net income (loss) per share -
  basic                                   $  (1.55)       $  0.25        $   (3.68)        $  0.47
                                          ========        =======        =========         =======

Net income (loss) per share -
  diluted                                 $  (1.55)       $  0.23        $   (3.68)        $  0.43
                                          ========        =======        =========         =======

Options to purchase 8.6 million shares of common stock were outstanding during the three and nine month periods ended September 29, 2000, but were not included in the computation of diluted net income (loss) per share because either the options' exercise prices were greater than the average market price of the common stock or inclusion of such options would have been antidilutive. There were no significant options and warrants outstanding during the three and nine month periods ended October 1, 1999 that were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock. The exercise price ranges of these options were from $0.15 to $121.68 per share for the three and nine month periods ended September 29, 2000.

NOTE 6 - COMPREHENSIVE INCOME

The Company's total comprehensive income (loss) was as follows:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                      ---------------------------   -------------------------
                                      SEPTEMBER 29,   OCTOBER 1,    SEPTEMBER 29,   OCTOBER 1,
IN THOUSANDS (UNAUDITED)                  2000           1999           2000           1999
                                      -------------   ----------    -------------   ----------
Net income (loss)                       $(89,670)        $7,692      $(167,406)       $12,896
Change in unrealized income
    on investments                           138             --            123             --
Currency translation                      (1,077)           (14)          (517)           122
                                        --------         ------      ---------        -------
        Total comprehensive income
          (loss)                        $(90,609)        $7,678      $(167,800)       $13,018
                                        ========         ======      =========        =======


NOTE 7 - ACQUISITION OF COGENT TECHNOLOGY, INC.

On July 1, 2000, Harmonic completed the acquisition of privately-held Cogent Technology, Inc. ("Cogent") of Santa Cruz, California, a developer of advanced MPEG-2 technology for the migration from analog to digital television on PCI based platforms. Harmonic issued approximately 286,000 shares of common stock at an average market price per share of $23.78 to the shareholders of Cogent in the stock-for-stock transaction, which was accounted for as a purchase. The average market price per share was based on the average closing price for a four day period through the closing of the acquisition. The purchase price of $7.9 million was allocated to the acquired assets, in-process research and development, goodwill and other intangible assets. A one-time charge of $1.1 million was recorded in the third quarter of 2000 for in-process research and development acquired. Goodwill and other intangibles of $9.1 million are being amortized on a straight-line basis over the estimated useful life of five years. A deferred tax liability of $2.8 million was recorded and is being recognized as the underlying non-goodwill intangibles are amortized over the estimated useful life of five years. The acquisition is not expected to have a material impact on earnings for the remainder of 2000. Cogent's products and eight employees have been integrated into Harmonic's Convergent Systems division.

NOTE 8 - ACQUISITION OF DIVICOM BUSINESS

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

Following is a table of the total purchase price, purchase price allocation and annual amortization of the intangible assets acquired (in thousands):

                                                                              Annual
                                                                           Amortization
                                                                           ------------
Purchase price allocation:
    Net assets of DiviCom business                         $  138,400               --
        Fair value adjustments:
           Accounts receivable                                (10,800)              --
           Inventory                                            4,700               --
           Accrued liabilities                                (17,600)              --
                                                           ----------         --------
               Total fair value of tangible net
                 assets acquired                              114,700               --

    Intangible assets acquired:
        Customer base                                         112,700         $ 22,540
        Developed technology                                   78,300           15,660
        Trademark and tradename                                13,900            2,780
        Assembled workforce                                    22,700            4,540
        Supply agreement                                        8,100            1,620
                                                           ----------         --------
               Total intangibles (excluding goodwill)         235,700           47,140

    In-process research and development                        38,700               --
    Goodwill                                                1,509,100          301,820
    Deferred tax liabilities                                  (96,600)              --
                                                           ----------         --------
               Total purchase price allocation             $1,801,600         $348,960
                                                           ==========         ========


The tangible net assets acquired represent the historical net assets of the DiviCom business as of May 2, 2000, adjusted to eliminate intangibles of $3.8 million arising from C-Cube's acquisition of the DiviCom business in 1996, plus additional cash of $60 million received as a result of the merger. In addition, under the terms of the Merger Agreement, the Company is liable for all of C-Cube Microsystems' liabilities consisting principally of tax liabilities related to the spin-off of C-Cube's semiconductor business. The net assets acquired included $333.7 million of cash and other consideration sufficient to pay these liabilities. As required under purchase accounting, the assets and liabilities have been adjusted to fair value.

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

In estimating the value of the trademark and tradename, the relief from royalty method was employed. The relief from royalty method is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the assets. Therefore, a portion of the company's earnings, equal to the after-tax royalty that would have been paid for the use of the trademark and tradename, can be attributed to the company's possession of the trademark and tradename. The trademark and tradename are each being amortized on a straight-line basis over its estimated useful life of five years.

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

- Discount rate. Discounting the net cash flows back to their present value was based on the industry weighted average cost of capital ("WACC"). The industry WACC was approximately 17%. The discount rate used in discounting the net cash flows from IPR&D was 25%, an 800 basis point increase from the industry WACC.

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

                                          NINE MONTHS ENDED
                                  --------------------------------
                                  SEPTEMBER 29,          OCTOBER 1,
                                     2000                  1999
                                  -------------         ----------
Net sales                          $ 250,400            $ 254,600

Net loss                            (276,541)            (264,300)

Net loss per share
        Basic and diluted          $   (4.79)           $   (4.90)

Weighted average shares
        Basic and diluted             57,724               53,992


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

NOTE 9 - SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Prior to the acquisition of the DiviCom business, Harmonic was organized as one operating segment. On

May 3, 2000, Harmonic completed the acquisition of the DiviCom business, thus changing its organizational structure. The merged company has been organized into two operating segments: Broadband Access Networks ("BAN") for fiber optic systems, and Convergent Systems ("CS") for digital headend systems. These segments do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are part of the CS segment. Each of these operating segments require their own development and marketing strategies and therefore have separate management teams, however, a worldwide sales, sales support and systems integration group supports both operating segments.

The results of the reportable segments are derived directly from the Company's management reporting system. These results reported below are based on Harmonic's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. Subsequent to the acquisition of DiviCom, management commenced measuring the performance of each segment based on several metrics, including revenue, and income or loss from operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Revenue for the prior periods has been reclassified to reflect the new organizational structure. The reclassified revenue for the prior periods reflects only Harmonic's revenue, and not the historical revenue of the DiviCom business. However, income or loss from operations is not available and is impractical to prepare for the periods prior to the quarter ended June 30, 2000, and accordingly, has not been presented. Net income or loss, and assets and liabilities are not internally reported by business segment.


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 ------------------------------       -----------------------------
                                                 SEPTEMBER 29,       OCTOBER 1,       SEPTEMBER 29,      OCTOBER 1,
                                                     2000               1999              2000              1999
                                                 -------------       ----------       -------------      ----------
Net Sales:
        Broadband Access Networks                  $ 40,335            $50,284          $149,337          $114,010
        Convergent Systems                           27,836              2,340            61,660             6,779
                                                   --------            -------          --------          --------
         Total net sales                           $ 68,171            $52,624          $210,997          $120,789
                                                   ========            =======          ========          ========
Income (loss) from operations:
        Broadband Access Networks                  $   (128)
        Convergent Systems                           (7,404)
                                                   --------
         Total segment loss from
           operations                                (7,532)
                                                   --------
Amortization of goodwill and other
intangibles                                         (87,998)

In-process research and development                  (1,100)

Interest  and other income, net                       3,377

Corporate and unallocated costs,
  and eliminations                                   (4,694)
                                                   --------
Loss before income taxes                           $(97,947)
                                                   ========


NOTE 10 - LEGAL PROCEEDINGS

Securities Litigation

Between June 28 and August 25, 2000, twelve actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The actions were brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27 and June 26, 2000. The complaints allege that, by making statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(A) of the Securities Exchange Act of 1934. In addition, one complaint alleges that the defendants violated section 11 of the Securities Act of 1933 by filing a false or misleading registration statement in connection with the C-Cube acquisition. On June 29, 2000, another action alleging a violation of section 11 was filed on behalf of the same purported class in the Superior Court of the State of California for the County of Santa Clara. On July 26, 2000, the defendants removed the action to federal court. The Court has entered orders relating and consolidating all of the securities class actions and permitting plaintiffs to file a consolidated amended complaint.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On September 29, 2000, the Court issued an order finding that the derivative action is not related to the securities class actions. On October 11, 2000, the parties agreed to a forty-five day extension of the time for defendants to respond to the complaint.

Based on its review of the complaints filed to date, the Company believes that it has meritorious defenses to the securities class actions and the derivative action and intends to defend them vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

NOTE 11 - SUBSEQUENT EVENT

On November 10, the Company concluded an agreement with a domestic customer of its Broadband Access Networks division to accept the return of up to $4.1 million of products. The customer recently informed the Company of a decision to reduce significantly the scope and delay the timing of certain network construction projects. To maintain its ongoing relationship with the customer, Harmonic agreed to the return of products. Because this agreement was reached after the Company's announcement of third quarter results on October 18 but before filing of its Form 10-Q for the third quarter, the Company has recorded a return provision as a reduction of net sales in its Condensed Consolidated Statements of Operations for the quarter ended September 29, 2000. The effect of this provision was to increase the net loss for the quarter ended September 29, 2000, and to reduce net income for the nine months ended September 29, 2000, by $941,000.

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

RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 30% from $52.6 million in the third quarter of 1999 to $68.2 million in the third quarter of 2000. For the nine month periods, net sales increased 75% from $120.8 million in the first nine months of 1999 to $211.0 million in the first nine months of 2000. The increases in net sales for both periods primarily reflected the inclusion of sales from the DiviCom business, offset in part by decreased net sales in the third quarter of 2000 in the BAN segment.

While the Company's sales increased significantly in the third quarter of 2000 compared to the third quarter of 1999, sales were below the Company's expectations due to lower sales within the BAN segment. BAN sales for the third quarter of 2000 declined by 20% as compared to the third quarter of 1999, primarily due to significantly reduced sales to AT&T. For the first nine months of 2000, BAN sales increased by 31% compared to the first nine months of 1999 due to increased customer acceptance of the Company's products, particularly PWRBlazer Scaleable Optical Nodes and optical transmitters. CS sales increased modestly during the third quarter compared to the second quarter of 2000 due to the inclusion of three months of DiviCom sales in the third quarter compared to approximately two months in the second quarter. International sales represented 43% of net sales in the third quarter of 2000 compared to 26% in the third quarter of 1999 due to unusually high domestic sales in the third quarter of 1999 and the CS division's slightly higher percentage of international sales.

GROSS PROFIT

Gross profit decreased from $23.1 million (44% of net sales) in the third quarter of 1999 to $19.1 million (28% of net sales) in the third quarter of 2000. The decrease was due primarily to low margins within CS resulting from high fixed costs associated with the manufacturing and systems integration groups, amortization of intangibles related to the C-Cube and Cogent acquisitions of $4.8 million, and a less favorable product mix in BAN which included a lower percentage of transmitters. For the nine month periods, gross profit increased from $51.5 million (43% of net sales) in the first nine months of 1999 to $79.8 million (38% of net sales) in the first nine months of 2000. The increase in gross profit for the nine month period of 2000 was due principally to higher sales volume resulting from inclusion of DiviCom and increased sales within BAN, partially offset by amortization of intangibles related to the C-Cube and Cogent acquisitions of $7.7 million and high fixed costs within CS. The amortization of intangibles reduced the gross margin percentage by 7% and 4% for the three and nine month periods of 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $4.8 million (9% of net sales) in the third quarter of 1999 to $16.0 million (24% of net sales) in the third quarter of 2000. For the nine month periods, research and development expenses increased from $12.0 million (10% of net sales) in 1999 to $34.0 million (16% of net sales) in 2000. The increases in absolute dollars were principally attributable to the inclusion of DiviCom, which historically has spent a higher percentage of sales on research and development than has Harmonic, and higher payroll and prototype expenses. Harmonic anticipates that research and development expenses will continue to increase in absolute dollars, although they may vary as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased from $8.9 million (17% of net sales) in the third quarter of 1999 to $20.1 million (29% of net sales) in the third quarter of 2000. For the nine month periods, selling, general and administrative expenses increased from $23.7 million (20% of net sales) in 1999 to $45.9 million (22% of net sales) in 2000. The increases in absolute expenses were primarily due to inclusion of DiviCom, as well as higher payroll and recruiting expenses, principally for the expansion of the sales and marketing organizations to provide greater customer focus and support for sales of new products. In addition, higher promotional expenses also contributed to the increase. The increases in selling, general and administrative expenses as a percentage of net sales were principally attributable to decreased net sales. Harmonic anticipates that selling, general and administrative expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of net sales.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets of approximately $1.8 billion were recorded in connection with the C-Cube merger and Cogent acquisition, resulting in amortization of $83.3 million for the third quarter of 2000. See Notes 7 and 8 to the unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 29, 2000. Goodwill and intangibles are being amortized over 5 years, and such amortization is expected to result in substantial net losses over the amortization period.

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company recorded one-time charges of $1.1 million and $38.7 million to operations during the three and nine months ended September 29, 2000 for acquired in-process technology in connection with the Cogent acquisition and C-Cube merger. See Notes 7 and 8 to the unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 29, 2000. These amounts were expensed on the acquisition dates in accordance with generally accepted accounting principles because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, increased from $0.9 million in the third quarter of 1999 to $3.4 million in the third quarter of 2000 and from $1.7 million for the nine month period of 1999 to $9.3 million for the nine month period of 2000. The increases were due primarily to interest earned on cash received in the merger, and to a lesser extent, interest earned on cash proceeds resulting from the Company's public offering of common stock in April 1999. On August 15, 2000, the majority of the cash received in the merger was used to pay taxes incurred on the spin-off of C-Cube's semiconductor business. The Company expects interest income to decrease in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2000, cash and cash equivalents and short term investments totaled $111.3 million, of which $60 million was received under the terms of the Merger Agreement. Harmonic received additional cash of approximately $320 million in connection with the merger for the estimated tax liability related to the spin off of C-Cube's semiconductor business, which the Company paid on August 15, 2000. In addition, the Company completed a public offering of its common stock in April 1999, raising approximately $58.3 million, net of underwriting discounts and offering expenses. The Company also received $4.0 million from exercise of a warrant in connection with the public offering.

Cash used in operations was $360.6 million in the first nine months of 2000 compared to cash provided by operations of $4.8 million in the first nine months of 1999. The increase in cash used in operations in the first nine months of 2000 was primarily due to the payment of the spin off tax assumed in the merger, and an increase in inventory and a decrease in accrued and other liabilities.

The Company has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $3.0 million equipment term loan sub-limit and expires December 31, 2000. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 0.5% under the term loan) and are payable monthly. There were no outstanding borrowings at September 29, 2000 under the line. The Company has letters of credit issued under the line of $1.2 million.

Additions to property, plant and equipment were approximately $6.1 million and $15.8 million in the first nine months of 1999 and 2000, respectively. The increase in 2000 was due principally to higher expenditures for manufacturing and test equipment associated with expansion of production capacity, leasehold improvements, which allowed the Company to expand into space during the first quarter of 2000 that had been previously subleased, and initial expenditures for an enterprise resource planning (ERP) software system. In connection with the merger, Harmonic has entered into lease agreements to relocate employees from certain existing facilities and expects to incur significant costs associated with leasehold improvements commencing in the fourth quarter of 2000. Costs incurred to date on the Company's new ERP system are included in property, plant and equipment for which depreciation will commence when the software implementation is completed, currently scheduled for the second quarter of 2001.

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

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. In addition, the Company has various international branch offices which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, fair values or cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic's financial condition and results of operations.

Harmonic's exposure to market risk for changes in interest rates relate primarily to its investment portfolio of marketable debt securities of various issuers, types and maturities. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity.


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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

- the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

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

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales to AT&T and lower than expected sales in the CS segment during the second quarter, and lower than expected sales in the BAN segment in the third quarter, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors during the second and third quarters of 2000, and the price of our common stock declined significantly.

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

In addition to the above factors, the timing of deployment of our equipment by our customers can be subject to a number of risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers' deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer could have a material adverse effect on our sales in a particular quarter. Although the Company's sales increased in the third quarter of 2000 compared to the third quarter of 1999 due to the inclusion of DiviCom, sales were lower than in the second quarter of 2000 and were below our expectations in the BAN segment.

BAN sales in the third quarter of 2000 were below the levels achieved in the third quarter of 1999 due to reduced sales to AT&T. In addition, BAN sales in the third quarter of 2000 were lower than the second quarter due to slower sales across the Company's base of cable customers. Moreover, BAN sales in the third quarter of 2000 were lower than announced in the Company's October 18, 2000 press release because of an agreement the Company reached on November 10, 2000 with a customer of the Company's BAN division to accept the return of up to $4.1 million of products. The customer recently informed the Company of a decision to reduce significantly the scope and delay the timing of certain network construction projects. To maintain its ongoing relationship with the customer, the Company agreed to the return of the products. The Company has recorded a provision for the return in its financial statements for the quarter ended September 29, 2000. For a more detailed discussion regarding risks related to AT&T and other major customers, see "Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business" below. The lower than expected CS sales in the second quarter of 2000 were due in part to slower spending by satellite operators and to the impact of organizational changes resulting from the C-Cube merger. While CS sales increased modestly in the third quarter of 2000 compared to the second quarter of 2000, the increase was due to the inclusion of three months of DiviCom sales in the third quarter compared to approximately two months in the second quarter, CS sales generally remained weak. The Company is unable to predict when BAN sales will increase. Further, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business.

Historically, a significant majority of our sales and sales of DiviCom have been to relatively few customers. Sales to Harmonic's ten largest customers in 1998, 1999 and the first nine months of 2000 accounted for approximately 66%, 75% and 57% of net sales, respectively. Due in part to the consolidation of ownership of domestic cable television and direct broadcast satellite systems, we expect that sales to relatively few customers will continue to account for a significant percentage of net sales of the combined company for the foreseeable future. Sales to two customers accounted for 14% and 11% of our net sales in the third quarter of 2000, and sales to two customers accounted for 12% and 10% of our net sales in the prior quarter. In the third quarter of 1999, sales to AT&T accounted for 52% of our net sales and have declined as a percentage of net sales in each quarter since the third quarter of 1999. We cannot assure you that sales to other customers will compensate for any further reduction in sales to AT&T nor can we predict the impact of the proposed breakup of AT&T on our future sales to AT&T. Almost all of our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

We Have Experienced Difficulties Integrating The DiviCom Business Of C-Cube.

In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our merger with DiviCom. In particular, the successful combination of Harmonic and DiviCom requires substantial attention from management. The anticipated benefits of the merger will not be achieved unless the operations of DiviCom are successfully combined with those of Harmonic in a timely manner. To date, we have had difficulty in assimilating and integrating disparate information systems and personnel into a combined corporation. These difficulties are increased due to our limited personnel, management and other resources. The successful combination of the two companies requires integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could materially and adversely affect our business, financial condition and operating results. The process of combining the two organizations has caused interruption of, and a loss of momentum in, the activities of both of the organizations' businesses, and we believe that this diversion may have caused certain customers to defer purchasing decisions. In addition, our success depends, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of the DiviCom business, and, in particular, the retention of these key employees during the transitional period following the merger. We have experienced the loss of certain key employees since the merger, principally due to intense competition for qualified technical and other personnel in the San Francisco Bay Area. The loss of key employees and managers has adversely affected the acquired DiviCom business and could continue to adversely affect our business and operating results.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Profitability.

Sales to customers outside of the United States in 1998, 1999 and the first nine months of 2000 represented 43%, 30% and 37% of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

Harmonic's competitors in the cable television fiber optics systems business include significantly larger corporations such as ADC Telecommunications, ANTEC (a company owned in part by AT&T), Motorola, Philips and Scientific-Atlanta. Additional competition could come from new entrants in these markets, such as Lucent Technologies and Cisco Systems.

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

If any of our competitors' products or technologies were to become the industry standard, our business could be seriously harmed. For example, U.S. cable operators have to date mostly purchased proprietary digital systems from Motorola and Scientific-Atlanta. While certain operators have made limited purchases of the "open" systems provided by Harmonic, we cannot assure you that our digital products will find broad market acceptance with U.S. cable operators. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems' business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

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

We Need To Effectively Manage Our Growth.

The growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous DiviCom employees. Our ability to manage any future growth effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. If we fail to manage our future growth effectively, our business could suffer.

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

The C-Cube Merger And Cogent Acquisition Have Resulted In The Recording Of Substantial Goodwill And Other Intangible Assets And Reporting Of Substantial Net Losses Without Any Corresponding Tax Deduction.

Goodwill and other intangible assets of approximately $1.7 billion were recorded in connection with the C-Cube merger and Cogent acquisition as disclosed in Notes 7 and 8 to the unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 29, 2000. Goodwill and intangibles are being amortized over 5 years, and this amortization is expected to result in substantial net losses over the amortization period. The amortization of goodwill and intangibles are not deductible for tax purposes which will result in a provision for income taxes despite a substantial reported net loss.

We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube's semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid on August 15, 2000. C-Cube determined the valuation by using the volume weighted average price on May 3, 2000, the first trading day following the spin-off, which resulted in a share price of $21.74. Under state law, Harmonic generally is liable for all of C-Cube's debts, including C-Cube's liability for taxes resulting from the spin-off. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube's tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic.

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

As a result of the merger, a significant portion of our revenue will be derived from systems contracts. A substantial portion of DiviCom's revenues are from systems contracts which include a combination of product sales as well as installation and integration services. Revenue forecasts are based on estimated timing of the systems installation and integration. Because the systems contracts on the average span three quarters, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely
Affect Us.

We currently hold 23 issued United States patents and 9 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We currently anticipate that our existing cash balances including cash received pursuant to the merger, and our available line of credit and cash flow expected to be generated from future operations will be sufficient to meet our liquidity needs for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains two facilities in the State of Israel with a total of approximately 90 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business.

In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. We cannot predict the effect of these obligations on Harmonic in the future.

Securities Class Action Claims

Between June 28 and August 25, 2000, twelve actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The actions were brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27 and June 26, 2000. The complaints allege that, by making statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(A) of the Securities Exchange Act of 1934. In addition, one complaint alleges that the defendants violated section 11 of the Securities Act of 1933 by filing a false or misleading registration statement in connection with the C-Cube acquisition. On June 29, 2000, another action alleging a violation of section 11 was filed on behalf of the same purported class in the Superior Court of the State of California for the County of Santa Clara. On July 26, 2000, the defendants removed the action to federal court. The Court has entered orders relating and consolidating all of the securities class actions and permitting plaintiffs to file a consolidated amended complaint.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws.

The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On September 29, 2000, the Court issued an order finding that the derivative action is not related to the securities class actions. On October 11, 2000, the parties agreed to a forty-five day extension of the time for defendants to respond to the complaint.

Based on its review of the complaints filed to date, the Company believes that it has meritorious defenses to the securities class actions and the derivative action and intends to defend them vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

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

We are currently the objects of securities class actions and derivative action litigation, and this could result in substantial costs and a diversion of management's attention and resources.

Based on its review of the complaints filed to date, the Company believes that it has meritorious defenses to the securities class actions and the derivative action and intends to defend them vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Our Certificate Of Incorporation And Bylaws And Delaware Law Contain Provisions That Could Discourage A Takeover.

Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Between June 28 and August 25, 2000, twelve actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The actions were brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27 and June 26, 2000. The complaints allege that, by making statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(A) of the Securities Exchange Act of 1934. In addition, one complaint alleges that the defendants violated section 11 of the Securities Act of 1933 by filing a false or misleading registration statement in connection with the C-Cube acquisition. On June 29, 2000, another action alleging a violation of section 11 was filed on behalf of the same purported class in the Superior Court of the State of California for the County of Santa Clara. On July 26, 2000, the defendants removed the action to federal court. The Court has entered orders relating and consolidating all of the securities class actions and permitting plaintiffs to file a consolidated amended complaint.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On September 29, 2000, the Court issued an order finding that the derivative action is not related to the securities class actions. On October 11, 2000, the parties agreed to a forty-five day extension of the time for defendants to respond to the complaint.

Based on its review of the complaints filed to date, the Company believes that it has meritorious defenses to the securities class actions and the derivative action and intends to defend them vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Stockholders of the Company, held on July 13, 2000, the following matters were acted upon by the stockholders of the Company:

1. The election of Anthony J. Ley, Moshe Nazarathy, Baryn S. Futa, E. Floyd Kvamme, David A. Lane, Barry D. Lemieux and Michel L. Vaillaud as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2. The approval of an amendment to the 1995 Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,600,000 shares;

3. The ratification of the appointment of PricewaterhouseCoopers, LLP as the independent accountants of the Company for the fiscal year ending December 31, 2000.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 57,078,599 and 49,332,719 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                                 VOTES                        BROKER
                                                  VOTES FOR     AGAINST     ABSTENTIONS      NON-VOTE
                                                  ---------     -------     -----------      --------
1.  Election of Directors
    a.   Anthony J. Ley                          48,522,753     809,966
    b.   Moshe Nazarathy                         48,892,504     440,215
    c.   Baryn S. Futa                           48,581,155     751,564
    d.   E. Floyd Kvamme                         48,580,229     752,490
    e.   David A. Lane                           48,942,426     390,293
    f.   Barry D. Lemieux                        48,940,633     392,086
    g.   Michel L. Vaillaud                      48,579,050     753,669

2.  Amendment to Company's 1995 Stock            47,617,083   1,621,910       93,726
    Purchase Plan

3.  Ratification of Independent Accountants      49,148,392     150,777       33,550


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

Exhibit #      Description of Document

-   27.1       Financial Data Schedule


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



Dated:  November 13, 2000

                                      HARMONIC INC.
                                      (Registrant)


                                      By:  /s/ Robin N. Dickson
                                           ----------------------------------
                                           Robin N. Dickson
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  HARMONIC INC.

                                INDEX TO EXHIBITS


EXHIBIT #      DESCRIPTION OF DOCUMENT

-   27.1       Financial Data Schedule