Form 10-Q/A
period 2000-09-29
HARMONIC INC
filed 2000-11-22
CIK 851310

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

                                  HARMONIC INC.

                                  Form 10-Q/A


This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended September 29, 2000. This report amends certain information contained in Part I, Item 1, Note 9.

                                  HARMONIC INC.

                                  Form 10-Q/A

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


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 ------------------------------       -----------------------------
                                                 SEPTEMBER 29,       OCTOBER 1,       SEPTEMBER 29,      OCTOBER 1,
                                                     2000               1999              2000              1999
                                                 -------------       ----------       -------------      ----------
Net Sales:
        Broadband Access Networks                  $ 40,335            $50,284          $149,337          $114,010
        Convergent Systems                           27,836              2,340            61,660             6,779
                                                   --------            -------          --------          --------
         Total net sales                           $ 68,171            $52,624          $210,997          $120,789
                                                   ========            =======          ========          ========
Income (loss) from operations:
        Broadband Access Networks                  $  3,174
        Convergent Systems                          (10,706)
                                                   --------
         Total segment loss from
           operations                                (7,532)
                                                   --------
Amortization of goodwill and other
intangibles                                         (87,998)

In-process research and development                  (1,100)

Interest  and other income, net                       3,377

Corporate and unallocated costs,
  and eliminations                                   (4,694)
                                                   --------
Loss before income taxes                           $(97,947)
                                                   ========


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 22, 2000

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