Form 10-K
period 2000-12-31
HARMONIC INC
filed 2001-04-02
CIK 851310

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] __________

     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 22, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $275,448,844. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 58,168,250 at March 22, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2000) relating to Items 10 (as to Directors), 11 and 12 of Part III are incorporated by reference in Part III of this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding Harmonic's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to Harmonic on the date hereof, or, in the case of documents incorporated by reference, the date thereof, and Harmonic assumes no obligation to update any such forward-looking statements. Harmonic's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations."

OVERVIEW

     Harmonic designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite, telco and wireless networks. Historically, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our TRANsend digital headend products in 1997 and the subsequent purchase of New Media Communication Ltd., which changed its name to Harmonic Data Systems Ltd., we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

     In order to further expand our digital systems capability, the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems Inc. ("C-Cube") on October 27, 1999, pursuant to which C-Cube merged into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company prior to the May 3, 2000 closing. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital television.

     The merged company has been organized into two product divisions, Broadband Access Networks ("BAN") for fiber optic systems and Convergent Systems ("CS") for digital headend systems. While the two divisions have been organized generally around the pre-merger Harmonic fiber optics systems and the DiviCom digital headend systems, respectively, these divisions do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are now part of the CS division. Each of these divisions has its own separate management team, with a worldwide sales and professional services and systems support organization supporting both divisions.

INDUSTRY BACKGROUND

  Demand for Broadband Services

     The demand for broadband services has increased significantly in recent years due in large part to the dramatic growth of the Internet, which has facilitated commercial applications such as telecommuting and electronic commerce as well as widespread use of the Web for communicating and accessing information. Rapid growth in the number of Internet users and the demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the "last mile" of the communications infrastructure where homes connect to the local network. Increasingly, individuals who experience the value of high-speed Internet access from their work locations are demanding similar levels of speed from their home or laptop connection. Access to the Internet over the last mile using standard telephone dial-up connections, however, has been limited generally to speeds of up to 56 Kbps.

  Competition and Deregulation

     Increased demand for residential broadband services, combined with recent and proposed regulatory reform, has spurred competition among communications service providers worldwide to offer combinations of video, voice and data services. Historically, U.S. long distance carriers and regional Bell operating companies, or RBOCs, were generally limited to providing only telephony services in the residential market. Cable television multiple system operators, or MSOs, also were generally limited to providing video programming. Direct broadcast satellite, or DBS, service operators provided only video programming and were further restricted by regulation from making local television channels available in local markets. As a result, none of these operators had networks conducive to providing high-speed data services to residential subscribers, or any other services that they had not been previously allowed to provide. The Telecommunications Act of 1996, however, generally permitted service operators to enter each other's markets and to provide a variety of voice, video and data services. As a result, AT&T acquired TCI and MediaOne and announced plans to offer broadband and interactive services, including telephony, on a broad scale over these cable systems in the next few years. Similarly, RBOCs are deploying various digital subscriber line, or DSL, technologies for high-speed data services over their existing copper networks. A number of RBOCs also have deployed alternative delivery systems such as hybrid fiber coax, or HFC, fiber to the curb and broadband wireless for data and video transmission, and some have made arrangements with DBS providers to market satellite-based video services. DBS operators have introduced local channels and have also commenced limited deployment of Internet services to the home and small businesses, but have been handicapped by the lack of robust two-way technology in widely marketing residential data services. In many major metropolitan areas, new carriers have entered the market. For example, companies such as RCN are building state-of-the-art HFC networks to compete with incumbent RBOCs and cable operators.

     Similar deregulation of telecommunications and broadcasting abroad has fostered substantial growth and competition in foreign communications markets. Many countries have liberalized the provision of broadcast television and abolished or exposed to competition incumbent broadcast and telecom monopolies. Others have encouraged digital broadcasting in order to provide more channel capacity, higher quality video, and the provision of other digital services, such as data and voice. These developments have led to the establishment of new cable television networks, the launch of new DBS services and the introduction of broadband wireless services, the latter two particularly in countries with little wired infrastructure, or large remote areas where wired networks are uneconomic.

  Response of the Cable Operators

     To address increasing competition and demand for high-speed broadband services, cable operators are introducing voice and data services in addition to video. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams.

     In order to provide high-speed Internet service, cable operators have begun to deploy cable modems in a number of major metropolitan areas. Cable modems provide significantly faster and easier access to the Internet than traditional 56 Kbps telephone modems. Cable modems are frequently offered by cable operators in conjunction with Internet content services such as Excite@Home or Road Runner, which seek to accelerate customer adoption by providing a complete hardware and content package.

     Similarly, cable operators are upgrading and rebuilding their networks to offer digital video, which enables cable operators to provide more channels and better picture quality and to better compete against the increasing penetration of DBS services. Additionally, the FCC has mandated that broadcasters convert to digital format by 2006. Operators, nevertheless, will have to work with both analog and digital video signals for many years.

     As telephone carriers are planning to offer broadband voice, data and video services, cable operators are also upgrading and building out their HFC networks to provide telephony services. Many cable operators have rolled out telephone services in a number of major markets.

     The ability of cable operators to deliver digital video, voice and high-speed data services on a broad scale, however, is constrained by the design of their legacy networks. These networks, which reach more than 90% of U.S. homes, were built initially for one-way broadcast analog television and require substantial upgrades to make them capable of reliably supporting two-way digital services, such as high-speed Internet access and telephony. In addition to upgrading and extending network infrastructure with fiber optics, it will be necessary for cable operators to invest in new digital headend equipment that can receive and process content from a variety of sources in different formats and protocols. Interfaces to wired and wireless, analog and digital, and local and remote sources will increase the complexity of local headends. Moreover, the desire to tailor services to specific groups of customers will require flexibility and ease of configuration at the local network headend.

  Response of the Satellite Operators

     Satellite operators around the world have established digital television services serving millions of subscribers. These services, which are capable of providing up to several hundred channels of high quality video, have become popular with consumers who want a wider choice of programming than is typically available from cable or broadcast television. The increasing availability of digital set top boxes and small low cost receiving dishes for subscribers' homes has facilitated the rollout of DBS services.

     DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers' homes. This model is suited to the delivery of broadcast television, but does not lend itself easily to two-way services, such as Internet access. To date, most Internet access by satellite to homes and small businesses relies on satellite transmission to the subscriber and a telephone line return to the ISP.

     As cable operators expand the number of channels offered and introduce services such as video-on-demand, DBS providers seek to protect and expand their subscriber base in a number of ways. DBS operators now have the right to provide local channels to local markets in the United States and are progressively introducing local channels in various markets. Advances in digital compression technology allow DBS operators to cost-effectively add new channels and further expand their video entertainment offerings. The development of small dishes incorporating powerful transmission capability from a home back to a satellite will facilitate the introduction of two-way Internet access, eliminating the need for telephone line return. Marketing alliances with telcos allow the DBS operators and telcos to combine each other's core services in bundled packages which are designed to compete principally with cable operators.

  Response of the Telcos

     Telephone companies or Telcos are also facing increasing competition and demand for high-speed residential broadband services. To date, their offerings in residential markets have been aimed at providing Internet access in addition to traditional voice services. This is being accomplished principally by the introduction of DSL technology.

     Like the cable networks, the telcos' legacy networks are not well equipped to offer new services. While the two-way nature of telephony has certain similarities to the two-way needs of data services, the substantial bandwidth limitations of the copper-based "last mile" have limited DSL deployment and present a greater barrier to providing video services. Although cable companies and certain new broadband service providers have networks equipped to deliver video and are moving to capture data and voice customers, telcos have been generally slow to deploy video services as a competitive response.

     Certain telcos have introduced video services delivered to subscribers in a number of ways. These methods include the construction of new networks, either emulating the cable HFC architecture or adding a "video overlay" to existing fiber/copper networks, but these networks have proven to be expensive to construct. Video delivered over DSL lines has also been deployed, but at this time has major technical limitations. Some telcos have introduced broadband wireless services, which are generally less expensive to construct, but which have bandwidth constraints and other technical limitations of their own. Foreign telcos have introduced video services delivered by their own satellite facilities while in the United States certain telcos have forged marketing arrangements with DBS operators to co-market video.

  The Market Opportunity

     The construction of new networks or the upgrade and extension of existing networks to facilitate high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. The economic success of incumbent and new operators will depend to a large extent on their ability to offer a choice of attractively priced packages of voice, video and data services to consumers, and to do so with high reliability and easy access to their network. As PC penetration continues to increase, we believe that interchanges of video and data via the Internet will increase. The availability of high bandwidth to the home in order to deliver maximum choice and flexibility will become increasingly important. Compression of video and data to maximize the available bandwidth and the construction of robust "fat pipes" for delivery of content to and from the home are both essential elements in building and supporting these networks.

THE HARMONIC SOLUTION

     Harmonic designs, manufactures and markets digital headend and fiber optic systems for managing and delivering video, voice and data services over cable, satellite, telco and wireless networks. Our technical strengths in optics have allowed us to develop reliable, highly integrated systems that enable cable operators to transport analog and digital signals representing voice, video and data services over their fiber optic networks. Our skills in video compression and management enable various types of broadband service providers to organize and manage the content distributed over their networks, allowing them to offer wider choices to their subscribers. Our products employ internally developed hardware and software to facilitate a high degree of system integration.

PRODUCTS

     Harmonic's products fall into two principal groups, Broadband Access Networks Products and Convergent Systems Products. In addition, the company provides Professional Services and Systems Support to its customers worldwide.

     Broadband Access Networks Products. Our optical transmission products, node platforms and return path products, and element management hardware and software allow cable operators to deliver traditional broadcast video services while supporting the roll-out of emerging interactive services and managing the fiber network. Various types of optical transmitters enable cable operators to design network architectures which address the service and technical requirements of their systems. Our optical nodes are designed to incorporate a variety of modules which provide the operator with network flexibility and scalability to support increases in subscribers and new services.

     Convergent Systems Products. Our digital headend products provide broadband operators with the ability to accept a variety of signals from different sources, in different protocols, and to organize and manage this content for distribution to subscribers over their networks. Our encoders, multiplexers and modulators allow our customers to convert analog video to digital and to process this output into a stream which can be delivered over a fiber or wireless network to subscribers.

BROADBAND ACCESS NETWORKS PRODUCTS

     We have applied our strengths in optics and electronics, including expertise with lasers, modulators, and radio frequency technology, to develop products which provide enhanced network reliability and allow broadband service providers to deliver advanced services, including two-way interactive services. We have provided the operator with end-to-end capability in the fiber portion of the network.

  Optical Transmission Systems

     We offer MAXLink transmitters and optical amplifiers, PWRLink transmitters and the METROLink system for a wide range of optical transmission requirements.

     MAXLink Transmitters and Optical Amplifiers. The MAXLink transmitters and optical amplifiers operate at a wavelength of 1550 nm and serve long-haul applications and fiber dense architectures that are beyond the capability of shorter range 1310 nm transmitters. This system is suited to evolving cable networks employing such features as redundant rings, hub interconnects and broadcast layer transmission.

     PWRLink Transmitters. The PWRLink series of optical transmitters provides optical transmission primarily for use at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers.

     METROLink System. Our METROLink DWDM system allows operators to expand the capacity of a single strand of fiber and also to provide narrowcast services directly from the headend to nodes. This ability can significantly reduce the size of hubs and the associated building and equipment maintenance costs. By increasing the downstream and upstream capacity of existing optical fiber, METROLink can also eliminate the often significant expense of laying additional fiber.

  Optical Nodes, Return Path Products and Management and Control Products

     We offer a number of optical nodes, return path transmitters and receivers to provide two-way transmission capability. Optical nodes are designed to allow the customer to add capacity and scale as the number of subscribers grows and new services are provided. In addition, we offer network management hardware and software to enable the network operator to monitor and control the transmission network and products for the control of content delivered to set-top boxes.

     PWRBlazer Optical Nodes. Our family of PWRBlazer optical nodes supports network architectures which meet the varying demand for bandwidth delivered to a service area. By the addition of modules providing functions such as return path transmission and DWDM, our configurable nodes are easily segmented to handle increasing two-way traffic over a fiber network without major plant reconstruction.

     Return Path Transmitters and Receivers. Our return path transmitters support two-way transmission capabilities by sending video, voice and data signals from the optical node back to the headend. Signals originating at the home can be sent via the coaxial cable to the optical node and then transmitted in optical form to the headend by the return path transmitter. Our return path receivers operate at the headend to receive signals from the return path transmitters.

     NETWatch Management System. Our NETWatch management system consists of transponders and network management software. The transponders operate in broadband networks to capture measurement data. Harmonic's software enables the broadband service operator to monitor and control the HFC transmission network from a central office or remote locations. Our NETWatch software is designed to be integrated into larger network management systems through the use of simple network management protocol, or SNMP.

     InterSect IP Gateway. Our Intersect interactive network adapter for set-top boxes delivers two-way TCP/IP traffic over HFC networks. When combined with set-top box and middleware platforms, InterSect enables operators to augment their service offerings with applications such as interactive advertising, e-commerce, e-mail, web browsing, and video-on-demand, all delivered directly to the subscriber's television set.

CONVERGENT SYSTEMS PRODUCTS

     The Convergent Systems Division develops standards-based solutions that enable operators to increase the capacity of their broadband networks with advanced compression, stream processing, and multiplexing technology. CS advanced digital video solutions enable satellite, cable, telco, broadcast, and wireless operators around the world to offer digital television and advanced data services to their customers. As video, data and telephony services continue to converge, effectively managing and processing these bandwidth-intensive applications becomes critical to the long-term viability of an operator's network.

  Encoders, Multiplexers and Stream Processors

     MediaView(TM) Encoders. Our MediaView line of encoders provides compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data rates. Their compliance with widely adopted standards enables interoperability with other products and systems.

     Multiplexers. In a broadcast facility, the video, audio and data streams must be combined or multiplexed into a single stream prior to transmission. Our multiplexing platform combines compressed streams from various sources into a single transport stream. Sources include Harmonic encoders or third-party devices such as video servers.

     Stream Processors. The TransRater allows an operator to create customized programming from broadcast and local sources. It enables easy manipulation of MPEG-2 video streams, without the expense and signal degradation of decoding and recoding digital feeds.

  TRANsend Digital Headend Systems

     Our TRANsend digital headend system is a flexible, modular platform incorporating various cards for grooming, multiplexing and scrambling digital signals prior to transmission over broadband networks. It provides interfaces to incoming and outgoing data streams in various protocols and formats. It is especially suited to "digital turnaround" applications where a local operator wants to change a line-up of pre-packaged channels or content received from a regional or national feed.

  Narrowcast Server Gateways

     Our NSG module interfaces with the output from a video server and integrates routing, multiplexing and modulation into a single package for the delivery of video-on-demand services to subscribers.

  CyberStream System

     Our CyberStream system provides an end-to-end hardware and software solution for high-speed data delivery, primarily over satellite and wireless networks to both residential and business users. This system includes a data gateway and a network management system installed at either the satellite uplink or at a headend. The data is transmitted to end-user receivers which may be installed as a card in a PC or in our Enterprise1 receiver/router, which interfaces the CyberStream System with a local area network. Enterprise1 provides desktop broadband access by linking high-speed satellite or wireless networks directly to a LAN.

  Control and Automation Products

     Modern digital networks are a diverse array of hardware and software components from a variety of vendors, using a number of network protocols and standards. Network management is a key tool that lets service providers monitor and control their networks. We leverage our expertise in digital video, audio and data to help service providers with their network management requirements. Our product line includes a full range of software products that service providers can adapt and configure to meet the needs of their deployments.

PROFESSIONAL SERVICES AND SYSTEMS SUPPORT

     Our technology integration group provides consulting, implementation and maintenance services to our customers worldwide. This group draws upon its expertise in broadcast television, communications networking and compression technology to design, integrate and install complete solutions. We offer a broad range of services including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, equipment installation and integration, end-to-end system testing, comprehensive training and ongoing maintenance. Harmonic also has extensive experience in integrating our products with numerous third-party products and services.

CUSTOMERS

     We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our customers during 2000.

UNITED STATES         INTERNATIONAL
- -------------         -------------
Adelphia        Austar
AT&T            Drake Systems
Bell South      Golden Channels
Charter         Hong Kong Cable Television
Comcast         Matav
Cox             NTL
DirecTV         Shaw
Echostar        Telewest
RCN             Videotron
Thomcast        Wireless World
Time-Warner
Wide Open West

     Historically, a significant majority of our sales and sales of DiviCom have been to relatively few customers, and due in part to the consolidation of ownership of domestic cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. In 2000, sales to AT&T accounted for 12% of net sales compared to 41% and 17% in 1999 and 1998, respectively. Sales to AT&T have declined as a percentage of net sales in each quarter since the third quarter of 1999. In addition, in 2000 RCN represented 11% of net sales. In 1998, sales to Star Electronics, a Chinese distributor, accounted for 11% of net sales. No other customer accounted for more than 10% of our net sales in 2000, 1999 or 1998. The loss of AT&T or any other significant customer or any reduction in orders by AT&T or any significant customer, or our failure to qualify our products with a significant cable operator could adversely affect our business and operating results.

     Sales to customers outside of the United States in 2000, 1999 and 1998 represented 36%, 30% and 43% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. International markets may not continue to develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods. See "Factors That May Affect Future Results of Operations -- We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results."

SALES AND MARKETING

     Harmonic has established a worldwide sales and professional services and systems support organization to support both product divisions. In the United States we sell our products through our own direct sales force which is organized geographically and by market to support customer requirements. We sell to international customers through our own direct sales force as well as independent distributors. Principal sales offices outside of the United States are located in the United Kingdom, France, Israel and China. International distributors are generally responsible for importing the products and providing certain installation, technical support and other services to customers in their territory. Our worldwide sales force and distributors are supported by a highly trained technical staff including application engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators. Technical support provides a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and distributors both in our facilities and on-site.

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

MANUFACTURING AND SUPPLIERS

     Our manufacturing processes consist primarily of integration, final assembly and test, performed by highly trained personnel employing technologically advanced electronic equipment and proprietary test programs. The manufacturing of our products and subassemblies is a complex process and we cannot assure you that we will not experience production problems or manufacturing delays in the future. Because we utilize our own manufacturing facilities for our fiber optic systems, and to a lesser extent our digital systems, and because such manufacturing capabilities are not readily available from third parties, any interruption in operations could materially and adversely affect our business and operating results.

     We use third party contract manufacturers like Celestica and Sanmina to assemble certain standard parts, sub assemblies and modules for our products, including such items as printed circuit boards, metal chassis and power supplies. Increasingly we are using such manufacturers to supply full turnkey products and we intend to subcontract an increasing number of tasks to third parties in the future. Our increasing reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis.

     Many components, subassemblies and modules necessary for the manufacture and integration of our products, as well as turnkey systems, are obtained from a sole supplier or a limited group of suppliers. In particular, we rely on Fujitsu as a major source of lasers for our PWRLink and return path transmitters, for which there are limited alternative suppliers. In addition, certain optical components used in our METROLink and MAXLink products are currently available only from JDS Uniphase, which has recently acquired a number of optical component suppliers. Although we have qualified alternative suppliers for lasers, in the event that the supply of optical components is interrupted for any reason, products from alternative suppliers are unlikely to be immediately available in sufficient volume to meet our production needs. Further, sole suppliers are providing certain key elements of our digital products. The reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. Our inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we may be subject to an increasing risk of inventory obsolescence in the future, particularly during periods of reduced industry spending, such as the current industry slowdown, which could harm our business.

     The recent power shortage in California could disrupt our production schedules or those of many of our suppliers. See "Factors That May Affect Future Results in Operations --We Rely On A Continuous Power Supply To Conduct Our Operations, And California's Current Electrical And Natural Gas Power Crisis Could Disrupt Our Operations And Increase Our Expenses."

INTELLECTUAL PROPERTY

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

     In order to successfully develop and market our planned products for digital headend applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. Our failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer.

     Harmonic's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies that are important to us. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the telecommunications industry grow. In this regard, since December, 2000, we have been in communication with several of Harmonic's customers who have been contacted by one of these leading companies that believes certain of our products require a license under a number of their patents. We currently are reviewing the identified patents to examine whether we consider a license necessary. While it is our understanding that the third party is willing to grant our customers a non-exclusive license under the identified patents, there is no assurance that the terms of any offered license would be acceptable to them or that failure to obtain a license would not cause our operating results to be materially adversely affected.

BACKLOG

     We schedule production of our systems based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2000, order backlog amounted to $49.6 million, compared to $55.2 million at December 31, 1999. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end-users, our backlog at December 31, 2000 or any other date, is not necessarily indicative of actual sales for any succeeding period.

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

     In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg, Thomson Broadcast Systems and Philips, and in certain product lines with Cisco Systems, SkyStream and Terayon.

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

RESEARCH AND DEVELOPMENT

     We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2000, 1999 and 1998 were $49.3 million, $17.3 million, and $13.5 million, respectively. The significant increase in 2000 was attributable to the inclusion of DiviCom, which historically has spent a higher percentage of sales on research and development than has Harmonic. We expect that research and development expenses will increase in 2001 compared to 2000 due to the inclusion of DiviCom for the entire year.

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

EMPLOYEES

     As of December 31, 2000, we employed a total of approximately 1,000 people, including 370 in BAN, 310 in CS, 240 in world-wide sales and services, and 80 in a general and administrative capacity. We also employ a number of temporary employees and consultants on a contract basis. In February 2001 we reduced our work force by approximately 10% in response to a slowing of industry spending. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the telecommunications industry and in our immediate geographic area is intense, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of March 22, 2001:

        NAME           AGE                                   POSITION
        ----           ---                                   --------
Anthony J. Ley.......  62    Chairman of the Board of Directors, President and Chief Executive Officer
Robin N. Dickson.....  53    Chief Financial Officer
Michael Moone........  54    Chief Operating Officer
Michael Yost.........  57    Vice President, Operations
Patrick Harshman.....  36    President, Broadband Access Networks
Yaron Simler.........  42    President, Convergent Systems
Israel Levi..........  61    Vice President, Research and Development

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

     Michael Moone joined Harmonic in February 2001 as Chief Operating Officer. From 1996 to 1998, Mr. Moone was President and Chief Executive Officer of Faroudja Laboratories, a video processing company. In 1999, Mr. Moone joined V-Bits Incorporated, a digital video compression company, as President and Chief Executive Officer and following the acquisition of V-Bits Inc. by Cisco Systems, Mr. Moone served as Group Vice President and General Manager, Cisco Systems until January 2001. Mr. Moone holds a degree in Economics and Political Science from Xavier University.

     Michael Yost joined Harmonic in September 1991 as Vice President, Operations. From 1983 until December 1990, Mr. Yost was employed at Vitalink Communications, a satellite communications systems manufacturer, holding various senior management positions, most recently as Vice President, Operations. Mr. Yost holds a B.S. in management from San Jose State University.

     Patrick Harshman joined Harmonic in 1993 and has served as President of the Broadband Access Networks (BAN) division since January 2001. Dr. Harshman has held various positions for Harmonic's digital video and fiber optic transmission product lines. Prior to becoming President of the BAN division, he served as Vice President, Marketing. Dr. Harshman received a Ph.D. in Electrical Engineering from the University of California, Berkeley, where his graduate research focused on nonlinear optical phenomena in optical communication systems.

     Yaron Simler joined Harmonic in 1991 and has served as President of the Convergent Systems (CS) division since February 2001. Dr. Simler has held various positions within the company, most recently, as Vice President, Marketing for the CS division. Dr. Simler received a Ph.D. in Electrical Engineering from the University of California, Berkeley with a focus in optical communications. Dr. Simler is named as an inventor on 1 patent.

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

ITEM 2. PROPERTIES

     Our principal operations and our corporate headquarters are located in Sunnyvale, California. The lease on our headquarters building, of approximately 110,000 square feet, expires in September 2010. In connection with the merger, we have entered into new leases for an additional 228,000 square feet in

Sunnyvale, California, which expire at various dates through September 2010. In the first quarter of 2001, we relocated the majority of the former DiviCom employees from facilities in Milpitas, California to the new facilities in Sunnyvale. We expect to complete the relocation of the former DiviCom employees and operations by the end of the second quarter of 2001. Leases on the Milpitas facilities which have been vacated have expired and we expect to terminate the lease on the remaining Milpitas facility or sublease the space once the relocation is completed. We also have a research center in Colorado, several sales offices in the United States, sales and support centers in the United Kingdom, France, and China and two facilities, Harmonic Data Systems Ltd., and a research center in Israel.

ITEM 3. LEGAL PROCEEDINGS

     Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors were filed in or removed to the United States District Court for the Northern District of California. The Court entered orders relating and consolidating all of the securities class actions and permitting plaintiffs to file a consolidated amended complaint.

     On November 27, 2000, plaintiffs filed a consolidated amended complaint. On December 7, 2000, plaintiffs filed a "corrected" consolidated amended complaint ("the Complaint"). The Complaint is brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between January 19 and June 26, 2000. The Complaint also alleges claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the Complaint also names C-Cube Microsystems Inc. and several of its officers and directors as defendants. The Complaint alleges that, by making false or misleading statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint also alleges that the defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On February 13, 2001, the defendants filed motions to dismiss the Complaint. A hearing is scheduled for May 23, 2001.

     A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. The Court has approved a stipulation by the parties to stay the derivative action pending a decision on the motions to dismiss the securities class actions. The parties have agreed to meet and confer regarding further scheduling in the derivative action if no ruling on the motions to dismiss has been made by April 15, 2001.

     Based on its review of the complaints in the securities class action, the Company believes that it has meritorious defenses to the securities class action and the derivative action and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

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

                                                        HIGH       LOW
                                                       -------    ------
1999
First quarter........................................  $ 14.44    $ 7.44
Second quarter.......................................    29.50     13.50
Third quarter........................................    73.31     26.00
Fourth quarter.......................................   100.88     47.00

2000
First quarter........................................  $157.50    $72.50
Second quarter.......................................    92.69     21.50
Third quarter........................................    35.81     21.75
Fourth quarter.......................................    24.50      5.25

     (b) Holders of record: At March 22, 2001, there were approximately 502 stockholders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                            2000         1999       1998      1997      1996
                                         -----------   --------   --------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales..............................  $   263,046   $184,075   $ 83,857   $74,442   $60,894
Gross profit...........................       75,171     80,605     30,555    34,605    27,731
Income (loss) from operations before
  impairment and amortization of
  goodwill and other intangibles, and
  acquired in-process technology.......      (41,180)    29,321     (7,639)    4,506     5,204
Income (loss) from operations(1).......   (1,683,035)    29,017    (21,943)    4,506     5,204
Net income (loss)(1)...................   (1,654,008)    23,680    (21,453)    4,929     5,918
Basic net income (loss) per share......       (34.06)      0.84      (0.92)     0.24      0.29
Diluted net income (loss) per share....       (34.06)      0.76      (0.92)     0.21      0.26
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  investments..........................  $    99,669   $ 89,699   $  9,178   $13,670   $16,410
Working capital........................      194,618    129,416     32,318    38,772    34,321
Total assets...........................      425,944    185,693     62,424    58,887    54,633
Long term debt, including current
  portion..............................           --         --        577        --        --
Stockholders' equity...................      295,702    144,888     43,474    49,931    43,641

- ---------------
(1) The 2000 Loss from operations and Net Loss include one-time charges of approximately $1.4 billion and $39.8 million for impairment and acquired in-process technology, respectively. The 1998 Loss from operations and Net Loss include a one-time charge of $14.0 million for acquired in-process technology. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Harmonic designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Historically, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our TRANsend digital headend products in 1997 and the subsequent purchase of New Media Communication Ltd. ("NMC"), which changed its name to Harmonic Data Systems Ltd., we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

     In order to further expand our digital systems capability, the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube Microsystems, Inc. ("C-Cube"), pursuant to which C-Cube merged into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube spun-off its semiconductor business as a separate publicly traded company. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital television The merger was structured as a tax-free exchange of stock and has been accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube was converted into 0.5427 shares of Harmonic common stock. The purchase price, including merger-related costs, was approximately $1.8 billion.

     The merger closed on May 3, 2000, and Harmonic has consolidated the results of the DiviCom business in its financial statements from that date forward. The merged company has been organized into two operating divisions, Broadband Access Networks ("BAN") for fiber optic systems and Convergent Systems ("CS") for digital headend systems. While the two divisions have been organized generally around the pre-merger Harmonic fiber optics systems and the DiviCom digital headend systems, respectively, these divisions do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are now part of the CS division. Each of these divisions has its own separate management team, with a worldwide sales and professional services and system support group supporting both divisions.

     To date, a substantial majority of Harmonic's net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2000, sales to AT&T accounted for 12% of net sales compared to 41% and 17% in 1999 and 1998, respectively. In addition, in 2000, RCN represented 11% of net sales. In 1998, sales to Star Electronics, a Chinese distributor, accounted for 11% of net sales.

     Harmonic's net sales increased 43% in 2000 due principally to inclusion of sales from DiviCom. BAN sales were essentially unchanged in 2000 compared to 1999, but decreased sequentially in each of the last three quarters and were 39% lower in the second half of 2000 than in the first half of 2000. This was due primarily to lower cable industry spending and significantly reduced sales to AT&T, which continued to decline from record levels in the third quarter of 1999. CS sales in 2000, consisting principally of DiviCom products, were below DiviCom's sales levels in 1999 and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators and in part to the impact of changes in our sales organization resulting from the merger.

     The Company expects cable and satellite industry spending to remain weak at least through the first half of 2001. Major customers, including AT&T, RCN and Bell South have imposed shipment holds or cancelled or delayed orders with Harmonic and other vendors or announced plans to reduce capital spending this year. The factors contributing to this slow-down in capital spending include uncertain worldwide economic conditions, reduced access to capital markets for certain new and existing customers and inventory levels held by some operators in excess of current deployment requirements.

While Harmonic is unable to predict if sales will continue to decline or when sales will increase, the Company has recently implemented cost control measures, including a reduction in the work force of approximately 10% in February 2001. In spite of these measures, the Company expects to continue to report losses, excluding amortization of goodwill and other intangibles and goodwill, for at least the first two quarters of 2001, and can not predict when or if it will return to profitability.

     In 2000, 1999 and 1998, sales of BAN products accounted for approximately 67%, 95% and 89%, respectively, of net sales while CS products accounted for approximately 33%, 5% and 11%, respectively, of net sales. CS sales prior to the merger consisted of sales of Harmonic's TRANsend and CyberStream product lines.

     Sales to customers outside of the United States in 2000, 1999 and 1998 represented 36%, 30% and 43% of net sales, respectively. A significant portion of international sales are made to distributors, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future.

     Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. Revenue from product sales are generally recognized upon shipment, and reserves are provided for estimated returns, discounts and warranties. Such reserves are adjusted periodically to reflect actual and anticipated experience. Revenue on solution sales is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Revenue from services is generally recognized as services are performed. Maintenance services are recognized ratably over the maintenance term, which is typically one year.

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

     Due to lower than expected sales to AT&T and lower than expected sales in the CS division during the second quarter of 2000, and lower than expected sales in the BAN division in the third and fourth quarters of 2000, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors during the second, third and fourth quarters of 2000, and the price of our common stock declined significantly. See "Factors That May Affect Our Future Operations -- Our Operating Results Are Likely to Fluctuate Significantly And May Fail to Meet or Exceed The Expectations of Securities Analysts or Investors, Causing Our Stock Price to Decline."

     As of December 31, 2000, the Company recorded an impairment charge of approximately $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business completed in May 2000. DiviCom was acquired in a tax-free exchange of stock at a time when the market values of telecommunications equipment manufacturers were substantially higher. The DiviCom business has experienced a significant decrease in the demand for its products and services as customers in the digital headend systems market reduced levels of current and planned capital expenditures and, as a result, revenues, cash flows and expected future growth rates have decreased. Due to these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to the DiviCom business in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of this operation was less than the carrying value of the related goodwill, an impairment charge was recorded. The impairment charge represents the amount required to write-down long-lived assets to management's best estimate of this operation's future discounted cash flows. As a result of the impairment charge, the Company wrote off the remaining unamortized goodwill and reduced the recorded value of other identified intangibles related to its acquisition of the DiviCom business to $79.3 million, which will be amortized over a remaining useful life of approximately four years.

RESULTS OF OPERATIONS

     Harmonic's historical consolidated statements of operations data for each of the three years ended December 31, 2000, 1999, and 1998 as a percentage of net sales, are as follows:

                                                           FISCAL YEAR ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                        2000      1999      1998
                                                        ----      ----      ----
Net sales.............................................   100%     100%      100%
Cost of sales.........................................    71       56        64
                                                        ----      ---       ---
Gross profit..........................................    29       44        36
Operating expenses
  Research and development............................    19        9        16
  Selling, general and administrative.................    25       19        29
  Impairment of goodwill and other intangibles........   525       --        --
  Amortization of goodwill and other intangibles......    84       --        --
  Acquired in-process technology......................    15       --        17
                                                        ----      ---       ---
          Total operating expenses....................   668       28        62
                                                        ----      ---       ---
Income (loss) from operations.........................  (639)      16       (26)
Interest and other income, net........................     4        1        --
                                                        ----      ---       ---
Income (loss) before income taxes.....................  (635)      17       (26)
Provision for income taxes............................    (6)       4        --
                                                        ----      ---       ---
Net income (loss).....................................  (629)%     13%      (26)%
                                                        ====      ===       ===

  Net Sales

     The Company's net sales increased 43% to $263.0 million in 2000, from $184.1 million in 1999. The increase in net sales was due to higher CS division sales primarily attributable to inclusion of sales from the DiviCom business, as well as higher unit sales of TRANsend and CyberStream. BAN division sales were essentially unchanged in 2000 compared to 1999, as higher unit sales of PWRBlazer Scalable Nodes were offset by lower unit sales of METROLink DWDM systems and lower selling prices. BAN sales decreased sequentially in each of the last three quarters of 2000 and were 39% lower in the second half of 2000 than in the first half of 2000. This was due primarily to lower cable industry spending and significantly reduced sales to AT&T, which continued to decline from record levels in the third quarter of 1999. International sales represented 36% of net sales in 2000 compared to 30% in 1999 due to unusually high domestic sales in 1999 and a higher international sales mix of the former DiviCom business. Net sales increased 120% to $184.1 million in 1999, from $83.9 million in 1998. The increase in net sales was primarily due to higher unit sales of METROLink DWDM systems and PWRBlazer Scalable Nodes, which began volume shipment during the middle of 1998, and, to a lesser extent, higher unit sales of existing products partially offset by lower selling prices. The increase was also attributable to increased spending by domestic and international customers. During 1999 domestic sales increased by 172%, principally due to increased shipments to AT&T. AT&T represented 41% of net sales during 1999 compared to 17% of net sales in 1998. International sales increased 51% during 1999 compared to 1998, primarily due to higher shipments to Canada and the United Kingdom.

  Gross Profit

     Gross profit decreased to $75.2 million (29% of net sales) in 2000 from $80.6 million (44% of net sales) in 1999. The decrease in gross profit was due to lower gross profit in BAN which was partially offset by the inclusion of the DiviCom business. The significant decrease in gross margins was due to lower margins within each business segment. BAN margins decreased primarily due to a less favorable product mix which included a higher percentage of node products, lower fixed cost absorption due to lower than expected production volumes and a significant increase in inventory provisions. A substantial amount of these inventory provisions were recorded in the fourth quarter of 2000, due to recent downward reductions in internal sales forecasts as a result of the slowdown in the economy and in capital spending by many of our customers. CS margins decreased principally due to high fixed costs of the professional services and integration operations, and lower pricing. In addition, gross profits and gross margins in 2000 were reduced by $12.5 million or 5% due to amortization of intangibles related to the DiviCom acquisition and, to a significantly lesser extent, the Cogent acquisition. Gross profit increased to $80.6 million (44% of net sales) in 1999 from $30.6 million (36% of net sales) in 1998. The increases in gross profit and gross margin were principally due to higher unit volumes, which allowed the Company to improve fixed cost absorption and realize increased economies of scale through higher production and purchasing volumes, as well as a more favorable product mix, which included a higher percentage of transmitters.

  Research and Development

     Research and development expenses increased to $49.3 million (19% of net sales) in 2000 from $17.3 million (9% of net sales) in 1999. The increases in 2000 were due principally to the inclusion of DiviCom, which historically has spent a higher percentage of net sales on research and development than has Harmonic, and higher payroll and prototype expenses. Research and development expenses increased to $17.3 million (9% of net sales) in 1999 from $13.5 million (16% of net sales) in 1998. The increase in absolute spending was principally attributable to higher headcount, consulting expenses and prototype expenses. The decrease in research and development expenses as a percentage of net sales was principally attributable to increased net sales. Harmonic anticipates that research and development expenses will continue to increase in 2001 due to the inclusion of DiviCom for the entire year.

  Sales, General and Administrative

     Selling, general and administrative expenses increased to $67.0 million (25% of net sales) in 2000 from $34.0 million (19% of net sales) in 1999. The increases in 2000 were primarily due to inclusion of DiviCom, as well as higher payroll, consulting and recruiting expenses associated with expansion of the sales, marketing and administrative organizations to provide greater customer focus and new product support, and to support the Company's overall growth in headcount and operations. Selling, general and administrative expenses increased to $34.0 million (19% of net sales) in 1999 from $24.7 million (29% of net sales) in 1998. The increase in absolute dollars in 1999 was primarily due to higher headcount and costs associated with expansion of the sales and marketing organizations to provide wider geographic coverage and support for new products, as well as higher sales commissions related to increased net sales. In addition, higher personnel, consulting and recruiting expenses associated with supporting the Company's overall growth in headcount and operations contributed to the 1999 increase. The decrease in selling, general and administrative expenses as a percentage of net sales was principally attributable to increased net sales. Harmonic expects that selling, general and administrative expenses will continue to increase in 2001 due to the inclusion of DiviCom for the entire year.

  Goodwill, Other Intangibles and Impairment

     Goodwill and other intangible assets of approximately $1.8 billion were recorded in connection with the C-Cube merger and Cogent acquisition, resulting in amortization of $221.7 million for 2000. As of December 31, 2000, the Company recorded an impairment charge of approximately $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business completed in May 2000. See MD&A Overview and Notes 2 and 3 to the Consolidated Financial Statements. The remaining goodwill and other intangibles will be amortized over approximately four years.

  In-Process Research and Development

     The Company recorded one-time charges totaling $39.8 million to operations in 2000 for acquired in-process technology in connection with the C-Cube merger and Cogent acquisition. In 1998 the Company recorded a one-time charge of $14.0 million to operations for acquired in-process technology in connection with the NMC acquisition. See Note 2 to the Consolidated Financial Statements. These amounts were expensed on the acquisition dates in accordance with generally accepted accounting principles because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

  Interest and Other Income, Net

     Interest and other income, net, was $10.5 million in 2000, $2.6 million in 1999 and $0.5 million in 1998. The increase in 2000 was due primarily to interest earned on cash received in the merger, and to a lesser extent, interest earned on cash proceeds resulting from the Company's public offering of common stock in April 1999. The majority of the cash received in the merger was used on August 15, 2000 to pay taxes incurred on the spin-off of C-Cube's semiconductor business. The increase in 1999 was due primarily to interest earned on cash proceeds from the Company's April 1999 stock offering. The Company expects interest income to be comparable to the 1999 level in future periods.

  Income Taxes

     The Company recorded a benefit from income taxes of only $18.6 million in 2000 principally because of non-deductible goodwill impairment and amortization, and acquired in-process technology related to the acquisition of DiviCom. The underlying effective rate before goodwill impairment and amortization, and acquired in-process technology was approximately 36% in 2000. The provision for income taxes for 1999 was based on an estimated annual tax rate of 25%. No provision for income taxes was recorded for 1998 due to the net loss incurred. In 2001, the Company expects to have an effective annual federal and state rate of zero, with minimal foreign income taxes. See "Factors That May Affect Future Results of Operations -- We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off of Its Semiconductor Business."

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, cash and cash equivalents and short-term investments totaled $99.7 million. Harmonic received $60.0 million of cash under the terms of the Merger Agreement and additional cash of approximately $334 million at the time of the merger for the estimated tax liability related to the spin off of C-Cube's semiconductor business and for other tax liabilities that Harmonic assumed. The Company paid the estimated tax liability related to the spin-off on August 15, 2000. In addition, the Company completed a public offering of its common stock in April 1999, raising approximately $58.2 million, net of underwriting discounts and offering expenses. The Company also received $4.0 million from exercise of a warrant in connection with the public offering and $18.2 million from the issuance of Common Stock under stock option and employee stock purchase plans.

     Cash used in operations in 2000, excluding the spin tax payment of $320 million, was $39.5 million compared to cash provided by operations of $21.8 million in 1999. The increase in cash used in operations in 2000, excluding the spin tax payment, was primarily due to an increase in inventory and a decrease in accounts payable and accrued and other liabilities, partially offset by a decrease in accounts receivable.

     During 2000, the Company had a bank line of credit facility which expired on December 31, 2000 and provided for borrowings of up to $10.0 million with a $3.0 million secured equipment term loan sub-limit. There were no outstanding borrowings at December 31, 2000 under the line. In March 2001, the Company finalized renegotiation of its credit facility. The new facility provides for borrowings of up to $10.0 million with a $3.0 million secured equipment term loan sub-limit. This new line contains certain financial and other covenants and expires in February 2002. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 2.0% under the term loan) and are payable monthly.

     Additions to property, plant and equipment were approximately $29.9 million during 2000 compared to $9.3 million in 1999. The $20.6 million increase in 2000 was due principally to higher expenditures for manufacturing, test and computer equipment due in part to the inclusion of DiviCom. In addition, the Company had two major capital programs in process at December 31, 2000 associated with integration of the DiviCom business. These programs consist of leasehold improvements and related furniture, fixtures and equipment in connection with relocation of employees to new facilities, and the purchase and implementation of the Company's new enterprise resources planning (ERP) software system. The Company spent approximately $20.0 million on these programs in 2000 and is committed to spend approximately $12.0 million in 2001, primarily in the first and second quarters, to complete these programs. Harmonic currently expects total capital expenditures to be $25-$30 million in 2001.

     While the Company expects to continue to report losses, excluding amortization of goodwill and other intangibles, for at least the first two quarters of 2001, and currently expects total capital expenditures of $25-$30 million in 2001, it believes that its existing liquidity sources, including its bank line of credit facility, will satisfy its requirements for at least the next twelve months. See "Factors That May Affect Future Results of
Operations -- We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us."

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

     In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales to AT&T and lower than expected sales in the CS segment during the second quarter, and lower than expected sales in the BAN segment in the third and fourth quarters, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors during the second, third and fourth quarters of 2000, and the price of our common stock declined significantly.

  We Depend On Cable and Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition.

     Prior to the merger with C-Cube, almost all of Harmonic's historic sales had been derived from sales to cable television operators and broadcasters, and it expects these sales to constitute a majority of net sales for the foreseeable future. Almost all of the DiviCom business' historic sales have been derived from sales to satellite operators, telephone companies and cable operators. Demand for the combined company's products will depend on the magnitude and timing of capital spending by cable television operators, broadcasters, satellite operators and telephone companies for constructing and upgrading of their systems.

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

     - emphasis on marketing and customer service strategies by cable television operators instead of construction of networks; and

     - general economic conditions in domestic and international markets.

     Recent developments in capital markets have reduced access to funding for new and existing customers causing delays in the timing and scale of deployments of our equipment, as well as the postponement of certain projects by our customers. In addition, Harmonic and other vendors have received notification from major customers, including AT&T, RCN and Bell South that they are imposing shipment holds, canceling new projects, or delaying new orders to allow them to reduce inventory levels which are in excess of their current deployment requirements. The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers' deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past and could have a material adverse effect on our sales in a particular quarter. In this regard, the Company's sales decreased in each of the last two quarters and were below our expectations in the BAN and CS segments.

     BAN sales decreased sequentially in each of the last three quarters of 2000 and were 39% lower in the second half of 2000 than in the first half of 2000. This was due primarily to lower cable industry spending and significantly reduced sales to AT&T which continued to decline from record levels in the third quarter of 1999. For a more detailed discussion regarding risks related to AT&T and other major customers, see "Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business" below. CS sales in 2000, consisting principally of DiviCom products, were below DiviCom's sales levels in 1999 and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators and in part to the impact of changes in our sales organization resulting from the merger.

     The Company expects cable and satellite industry spending to remain weak at least through the first half of 2001, and Harmonic is unable to predict if sales will continue to decline or if sales will increase. The Company expects to continue to report losses, excluding amortization of goodwill and other intangibles and goodwill, for at least the first two quarters of 2001, and cannot predict when or if it will return to profitability. Further, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

  Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business.

     Historically, a significant majority of our sales and sales of DiviCom have been to relatively few customers. Sales to Harmonic's ten largest customers in 2000, 1999 and 1998 accounted for approximately 52%, 75% and 66% of net sales, respectively. Due in part to the consolidation of ownership of domestic cable television and direct broadcast satellite systems, we expect that sales to relatively few customers will continue to account for a significant percentage of net sales of the combined company for the foreseeable future. Sales to AT&T and RCN accounted for 12% and 11% of our net sales in 2000. In 1999, sales to AT&T accounted for 41% of our net sales and have declined as a percentage of net sales in each quarter since the third quarter of 1999. We cannot assure you that sales to other customers will compensate for any further reduction in sales to AT&T nor can we predict the impact of restructuring plans recently announced by AT&T on our future sales to AT&T. Almost all of our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

  We May Experience Continuing Difficulties Integrating The DiviCom Business.

     In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our merger with DiviCom. In order to derive the expected benefits of the merger, the two companies must complete the integration of the companies' product offerings, coordinate research and development and sales and marketing efforts, and complete the implementation of facilities' moves and common information systems. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could adversely affect our business, financial condition and operating results. The process of combining the organizations has caused interruption of, and a loss of momentum in, certain of our business activities. In addition, we have experienced the loss of certain key employees since the merger, principally due to intense competition for qualified technical and other personnel in the San Francisco Bay Area. We cannot assure you that disruptions associated with the DiviCom acquisition, including the loss of key personnel, will not continue to adversely affect our business and operating results.

  We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

     Sales to customers outside of the United States in 2000, 1999, and 1998 represented 36%, 30% and 43%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

     - difficulty in staffing and managing foreign operations; and

     - political and economic instability.

     While our international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not develop in the future.

  We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.

     From time to time, we receive indications from our customers as to their future plans and requirements to ensure that we will be prepared to meet their demand for our products. If actual orders differ materially from these indications, our ability to manage inventory and expenses may be affected. In addition, if we fail to meet customers' supply expectations, we may lose business from such customers. If we enter into purchase commitments to acquire materials, acquire materials or manufacture products or otherwise expend resources, and such products are not purchased by our customers, our business and operating results could suffer.

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

     In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg, Thomson Broadcast Systems and Philips, and in certain product lines with Cisco Systems, SkyStream and Terayon.

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

  We Need To Effectively Manage Our Operations And The Cyclical Nature of Our Business

     The growth of our operations and cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, in February, 2001 we reduced our work force by approximately 10% due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees, including our new Chief Operating Officer, Michael Moone, into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. In particular, we expect to shortly implement a new management information system. We believe this new system will significantly affect many aspects of our business, including accounting, manufacturing operations, purchasing, sales and marketing functions. The successful implementation of this system is expected to be critical to our business. There can be no assurance that we will implement the new system in an efficient, cost-effective or timely manner or that the new information system will be adequate to support our operations. If we fail to manage our existing operations or any future growth effectively, our business could suffer.

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

  We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

     The spin-off of C-Cube's semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid on August 15, 2000. C-Cube determined the valuation by using the volume weighted average price on May 3, 2000, the first trading day following the spin-off, which resulted in a share price of $21.74. Under state law, Harmonic generally is liable for all of C-Cube's debts, including C-Cube's liability for taxes resulting from the spin-off. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube's tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic. The spun-off semiconductor business recently agreed to be acquired by LSI Logic, which will assume these obligations to Harmonic.

  Due To The Structure Of The Merger Transaction, Harmonic Is Liable For C-Cube's General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube's Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

     The merger of C-Cube into Harmonic, with Harmonic as the surviving entity, resulted in our assuming all of the liabilities of C-Cube at the time of the merger. Pursuant to the merger agreement, Harmonic is indemnified by the spun-off semiconductor business for liabilities associated with C-Cube's historic semiconductor business. However, if the spun-off semiconductor business (or LSI Logic, assuming the acquisition is completed) is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube's historic semiconductor business are asserted, we would have to assume such obligations. Those obligations could have a material adverse effect on us.

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

     As a result of the merger, a significant portion of our revenue is derived from systems contracts. A substantial portion of DiviCom's revenues are from systems contracts which include a combination of product sales as well as installation and integration services. Revenue forecasts are based on estimated timing of the systems installation and integration. Because the systems contracts generally span several quarters, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.

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

     Harmonic's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies that are important to us. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the telecommunications industry grow. In this regard, since December, 2000, we have been in communication with several of Harmonic's customers who have been contacted by one of these leading companies that believes certain of our products require a license under a number of their patents. We currently are reviewing the identified patents to examine whether we consider a license necessary. While it is our understanding that the third party is willing to grant our customers a non-exclusive license under the identified patents, there is no assurance that the terms of any offered license would be acceptable to them or that failure to obtain a license would not cause our operating results to be materially adversely affected.

 We Purchase Several Key Components, Subassemblies And Modules Used In The Manufacture Or Integration Of Our Products From Sole Or Limited Sources, And We Are Increasingly Dependent On Contract Manufacturers.

     Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have been recently in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend considerable efforts to qualify additional optical component sources, consolidation of suppliers in the industry (including the acquisitions of Etek Dynamics and SDL Inc. by JDS Uniphase) and the small number of viable alternatives have limited the results of these efforts. Certain key elements of our digital headend products are provided by a sole foreign supplier. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we may be subject to an increasing risk of inventory obsolescence in the future, which could harm our business.

  We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

     While we expect to continue to report losses, excluding amortization of goodwill and other intangibles, for at least the first two quarters of 2001, and currently expect total capital expenditures of $25-$30 million in 2001, we currently believe that our existing liquidity sources, including bank line of credit facility, will satisfy our requirements for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles, or to take advantage of unanticipated opportunities.

     In addition, we may review other potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no other current agreements or negotiations underway with respect to any potential acquisition, any future transaction of this nature could require potentially significant amounts of capital. Funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

  We Rely On A Continuous Power Supply To Conduct Our Operations, And California's Current Electrical And Natural Gas Crisis Could Disrupt Our Operations And Increase Our Expenses.

     We rely on a continuous power supply for manufacturing and to conduct our business operations. Recent interruptions in electrical power supplies in California are anticipated to become more frequent, particularly during the coming summer. In addition, the cost of electricity and natural gas is expected to rise significantly. Power outages could disrupt our manufacturing and business operations and those of many of our suppliers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. Any disruption to our operations or those of our suppliers could result in damage to our current and prospective business relationships and could result in lost revenue and additional expenses, thereby harming our business and our results of operations.

  We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

     Harmonic maintains two facilities in the State of Israel with a total of approximately 140 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business.

     In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. We cannot predict the effect of these obligations on Harmonic in the future.

  Securities Class Action Claims.

     Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors were filed in or removed to the United States District Court for the Northern District of California. The Court entered orders relating and consolidating all of the securities class actions and permitting plaintiffs to file a consolidated amended complaint.

     On November 27, 2000, plaintiffs filed a consolidated amended complaint. On December 7, 2000, plaintiffs filed a "corrected" consolidated amended complaint ("the Complaint"). The Complaint is brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between January 19 and June 26, 2000. The Complaint also alleges claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the Complaint also names C-Cube Microsystems Inc. and several of its officers and directors as defendants. The Complaint alleges that, by making false or misleading statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint also alleges that the defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On February 13, 2001, the defendants filed motions to dismiss the Complaint. A hearing is scheduled for May 23, 2001.

     A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. The Court has approved a stipulation by the parties to stay the derivative action pending a decision on the motions to dismiss the securities class actions. The parties have agreed to meet and confer regarding further scheduling in the derivative action if no ruling on the motions to dismiss has been made by April 15, 2001.

     Based on its review of the complaints in the securities class action, the Company believes that it has meritorious defenses to the securities class action and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

  Our Stock Price May Be Volatile.

     The market price of our common stock has fluctuated significantly in the past, particularly in recent years, and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation.

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

  Foreign Currency Exchange Risk.

     The Company has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. In addition, the Company has various international branch offices which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, fair values or cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic's financial condition and results of operations.

  Interest Rate Risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) Index to Consolidated Financial Statements

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................   35
        Consolidated Balance Sheets as of December 31, 2000 and
          1999......................................................   36
        Consolidated Statement of Operations for the years ended
          December 31, 2000,
        1999, and 1998..............................................   37
        Consolidated Statement of Stockholders' Equity for the years
          ended December 31, 2000, 1999, and 1998...................   38
        Consolidated Statement of Cash Flows for the years ended
          December 31, 2000,
        1999, and 1998..............................................   39
        Notes to Consolidated Financial Statements..................   40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Harmonic Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
- ------------------------------------------------------
PRICEWATERHOUSECOOPERS LLP

San Jose, CA
March 30, 2001

                                 HARMONIC INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  2000          1999
                                                              ------------    ---------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                   VALUE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $    13,505     $ 24,822
  Short-term investments....................................       86,164       64,877
  Accounts receivable, net..................................       67,726       35,421
  Inventories...............................................       80,191       35,310
  Deferred income taxes.....................................       30,506        5,478
  Prepaid expenses and other assets.........................       10,961        3,792
                                                              -----------     --------
          Total current assets..............................      289,053      169,700
Property and equipment, net.................................       47,366       14,931
Intangibles and other assets................................       89,525        1,062
                                                              -----------     --------
                                                              $   425,944     $185,693
                                                              ===========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    32,783     $ 18,946
  Income taxes payable......................................        1,109        2,265
  Accrued liabilities.......................................       60,543       19,073
                                                              -----------     --------
          Total current liabilities.........................       94,435       40,284
Deferred income taxes.......................................       35,215           --
Other non-current liabilities...............................          592          521
Commitments and contingencies (Notes 12 and 13)
Stockholders' equity:
  Preferred Stock, $.001 par value, 5,000 shares authorized;
     no shares issued or outstanding........................           --           --
  Common Stock, $.001 par value, 150,000 shares authorized;
     57,891 and 30,502 shares issued and outstanding........           58           31
  Capital in excess of par value............................    1,952,784      148,551
  Accumulated deficit.......................................   (1,657,800)      (3,792)
  Accumulated other comprehensive income....................          660           98
                                                              -----------     --------
          Total stockholders' equity........................      295,702      144,888
                                                              -----------     --------
                                                              $   425,944     $185,693
                                                              ===========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2000          1999         1998
                                                      ------------    ---------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $   263,046     $184,075     $ 83,857
Cost of sales.......................................      187,875      103,470       53,302
                                                      -----------     --------     --------
Gross profit........................................       75,171       80,605       30,555
                                                      -----------     --------     --------
Operating expenses:
  Research and development..........................       49,315       17,281       13,524
  Selling, general and administrative...............       67,036       34,003       24,670
  Impairment of goodwill and other intangibles......    1,380,328           --           --
  Amortization of goodwill and other intangibles....      221,727          304          304
  Acquired in-process technology....................       39,800           --       14,000
                                                      -----------     --------     --------
          Total operating expenses..................    1,758,206       51,588       52,498
                                                      -----------     --------     --------
Income (loss) from operations.......................   (1,683,035)      29,017      (21,943)
Interest and other income, net......................       10,456        2,556          490
                                                      -----------     --------     --------
Income (loss) before income taxes...................   (1,672,579)      31,573      (21,453)
Provision for (benefit from) income taxes...........      (18,571)       7,893           --
                                                      -----------     --------     --------
Net income (loss)...................................  $(1,654,008)    $ 23,680     $(21,453)
                                                      ===========     ========     ========
Net income (loss) per share:
     Basic..........................................  $    (34.06)    $   0.84     $  (0.92)
                                                      ===========     ========     ========
     Diluted........................................  $    (34.06)    $   0.76     $  (0.92)
                                                      ===========     ========     ========
Weighted average shares:
     Basic..........................................       48,564       28,290       23,244
                                                      ===========     ========     ========
     Diluted........................................       48,564       30,967       23,244
                                                      ===========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         ACCUMULATED
                         COMMON STOCK      CAPITAL IN                       OTHER                       COMPREHENSIVE
                        ---------------   EXCESS OF PAR   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'      INCOME
                        SHARES   AMOUNT       VALUE         DEFICIT        INCOME          EQUITY          (LOSS)
                        ------   ------   -------------   -----------   -------------   -------------   -------------
                                                               (IN THOUSANDS)
Balance at December
  31, 1997............  20,828    $21      $   55,906     $   (6,019)       $  23        $    49,931
Net loss..............     --      --              --        (21,453)          --            (21,453)    $   (21,453)
Currency
  translation.........     --      --              --             --          (13)               (13)            (13)
                                                                                                         -----------
Other comprehensive
  loss................                                                                                   $   (21,466)
                                                                                                         ===========
Issuance of Common
  Stock under option
  and purchase
  plans...............    548      --           1,614             --           --              1,614
Issuance of Common
  Stock for
  acquisition.........  2,076       2          13,393             --           --             13,395
                        ------    ---      ----------     -----------       -----        -----------
Balance at December
  31, 1998............  23,452     23          70,913        (27,472)          10             43,474
Net income............     --      --              --         23,680           --             23,680     $    23,680
Change in unrealized
  loss on
  investments.........     --      --              --             --         (126)              (126)           (126)
Currency
  translation.........     --      --              --             --          214                214             214
                                                                                                         -----------
Other comprehensive
  income..............                                                                                   $    23,768
                                                                                                         ===========
Tax benefit from
  exercise of employee
  stock options.......     --      --           8,244             --           --              8,244
Issuance of Common
  Stock in public
  offering, net.......  4,100       5          58,231             --           --             58,236
Issuance of Common
  Stock under option
  and purchase plans
  and warrant
  exercises...........  2,950       3          11,163             --           --             11,166
                        ------    ---      ----------     -----------       -----        -----------
Balance at December
  31, 1999............  30,502     31         148,551         (3,792)          98            144,888
Net loss..............     --      --              --     (1,654,008)          --         (1,654,008)    $(1,654,008)
Change in unrealized
  gain on
  investments.........     --      --              --             --          271                271             271
Currency
  translation.........     --      --              --             --          291                291             291
                                                                                                         -----------
Other comprehensive
  loss................                                                                                   $(1,653,446)
                                                                                                         ===========
Issuance of Common
  Stock for
  acquisitions........  26,686     26       1,798,778             --           --          1,798,804
Issuance of Common
  Stock under option
  and purchase
  plans...............    703       1           5,455             --           --              5,456
                        ------    ---      ----------     -----------       -----        -----------
Balance at December
  31, 2000............  57,891    $58      $1,952,784     $(1,657,800)      $ 660        $   295,702
                        ======    ===      ==========     ===========       =====        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                          2000         1999        1998
                                                       -----------    -------    --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)..................................  $(1,654,008)   $23,680    $(21,453)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Impairment of goodwill and other intangibles....    1,380,328         --          --
     Amortization of goodwill and other
       intangibles...................................      234,407      1,277         304
     Acquired in-process technology..................       39,800         --      14,000
     Depreciation....................................       12,977      5,001       3,979
  Changes in assets and liabilities, net of effect of
     acquisitions:
     Accounts receivable.............................       24,095    (17,775)     (1,040)
     Inventories.....................................      (27,553)   (12,905)     (6,393)
     Prepaid expenses and other assets...............       (7,921)    (2,617)      1,697
     Accounts payable................................       (2,752)    11,412       3,187
     Income taxes payable............................     (349,949)     2,114          --
     Accrued and other liabilities...................       (8,909)    11,567       3,694
                                                       -----------    -------    --------
       Net cash provided by (used in) operating
          activities.................................     (359,485)    21,754      (2,025)
Cash flows used in investing activities:
  Purchases of investments...........................      (66,563)   (71,760)         --
  Proceeds from sale of investments..................       45,393      5,826          --
  Acquisition of property and equipment..............      (29,877)    (9,331)     (4,384)
  Net cash received from DiviCom acquisition.........      393,739         --          --
  Acquisition of New Media Communication Ltd., net of
     cash received...................................           --         --        (280)
                                                       -----------    -------    --------
       Net cash provided by (used in) investing
          activities.................................      342,692    (75,265)     (4,664)
Cash flows from financing activities:
  Proceeds from issuance of Common Stock.............        5,454     69,401       1,614
  Borrowings under bank line and term loan...........           --        840       1,377
  Repayments under bank line and term loan...........           --     (1,270)       (800)
                                                       -----------    -------    --------
       Net cash provided by financing activities.....        5,454     68,971       2,191
Effect of exchange rate changes on cash and cash
  equivalents........................................           22        184           6
                                                       -----------    -------    --------
Net increase (decrease) in cash and cash
  equivalents........................................      (11,317)    15,644      (4,492)
Cash and cash equivalents at beginning of period.....       24,822      9,178      13,670
                                                       -----------    -------    --------
Cash and cash equivalents at end of period...........  $    13,505    $24,822    $  9,178
                                                       ===========    =======    ========
Supplemental disclosure of cash flow information:
  Income taxes paid during the period................  $   330,067    $ 2,989    $    146
  Interest paid during the period....................  $        28    $    60    $     80
Non-cash financing activities:
  Issuance of Common Stock for acquisitions..........  $ 1,798,804    $    --    $ 17,581

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HARMONIC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     In order to further expand our digital systems capability, the Company entered into an Agreement and Plan of Merger and Reorganization with C-Cube on October 27, 1999, pursuant to which C-Cube merged into Harmonic (the "Merger Agreement"). Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company prior to the May 3, 2000 closing. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital television.

     The merged company has been organized into two operating segments, Broadband Access Networks ("BAN") for fiber optic systems and Convergent Systems ("CS") for digital headend systems. While the two segments have been organized generally around the pre-merger Harmonic fiber optics systems and the DiviCom digital headend systems, respectively, these segments do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are now part of the CS segment. Each of these segments has its own separate management team, with a worldwide sales and professional services and systems support organization supporting both divisions.

     Basis of Presentation. The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's fiscal quarters end on the Friday nearest the calendar quarter end.

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

     Cash Equivalents. The Company considers all highly liquid, investment-grade investments purchased with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

     Investments. The Company's investments are comprised of U.S. government , state, municipal and county obligations and corporate debt securities. Investments include instruments with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current

                                 HARMONIC INC.

operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

     Fair Value of Financial Instruments. The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

     Revenue Recognition. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. Revenue from product sales are generally recognized upon shipment, and reserves are provided for estimated returns, discounts and warranties. Such reserves are adjusted periodically to reflect actual and anticipated experience. Revenue on solution sales is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Revenue from services is generally recognized as services are performed. Maintenance services are recognized ratably over the maintenance term, which is typically one year.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition. In the fourth quarter of 2000, the Company adopted SAB 101 effective January 1, 2000, however, there is no material impact on its financial position or results of operations from the implementation of this SAB.

     Inventories. Inventories are stated at the lower of cost, using the weighted average method, or market.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, which range from two to ten years, or the lease term of the respective assets, if applicable. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2000 and 1999 were $13.0 million and $5.0 million, respectively.

     Intangibles and Other Assets. Goodwill arising from the acquisition of businesses is included in "Intangibles and other assets." Amortization is provided on a straight-line basis over the estimated useful life of five years. See Notes 2 and 5. A proposed Financial Accounting Standards Board ("FASB") Statement on Business Combinations, which would eliminate goodwill amortization, could reduce the total annual amortization expense in periods subsequent to issuance of the final standard.

     Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company records impairment losses on long-lived assets, such as, goodwill, other intangibles, equipment and improvements when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. As of December 31, 2000, the Company recorded an impairment charge of approximately $1.4 billion based on the discounted cash flow method. See Note 3.

                                 HARMONIC INC.

     Concentrations of Credit Risk. Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality financial institutions and are invested in short-term, highly liquid investment-grade obligations of government and commercial issuers, in accordance with the Company's investment policy. The investment policy limits the amount of credit exposure to any one financial institution or commercial issuer. The Company's accounts receivable are derived from sales to cable, satellite, wireless and other network operators and distributors as discussed in
Note 11. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company provides for expected losses but to date has not experienced any material losses. At December 31, 2000, receivables from one customer represented 18%. At December 31, 1999, receivables from two customers represented 20% and 11%, respectively.

     Currency Translation. The Company has a number of international subsidiaries whose functional currency is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income.

     Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Accounting for Stock-Based Compensation. The Company's stock-based compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company provides additional proforma disclosures in Note 9.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. ("FIN 44") FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for the purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to terms of a previously issued fixed stock award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. Adoption of the provisions of FIN 44 did not have a material effect on the consolidated financial statements.

     Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's comprehensive income has been included in the Consolidated Statement of Stockholders' Equity for all periods presented.

     Accounting for Derivatives and Hedging Activities. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for

                                 HARMONIC INC.

derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Effective January 1, 2001, the Company adopted SFAS 133, however, there is no material impact to its financial position or results of operations.

     Reclassification. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2000 presentation. These reclassifications are not material.

NOTE 2: ACQUISITIONS

  DiviCom Business

     On May 3, 2000, Harmonic completed its merger with C-Cube Microsystems Inc. ("C-Cube") pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated October 27, 1999. Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company prior to the closing. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business. The merger was structured as a tax-free exchange of stock and was accounted for using the purchase method of accounting.

     The purchase price of $1.8 billion included $1.6 billion of stock issued, $155 million in stock options assumed, and $9.6 million of transaction expenses incurred. The issued stock reflected the conversion of each share of C-Cube common stock into 0.5427 shares of Harmonic stock, totaling 26.4 million shares at an average market price per share of $62.00. The average market price per share was based on the average closing price of Harmonic common stock for a period three days before and after the October 27, 1999 announcement of the merger.

                                 HARMONIC INC.

     Following is a table of the total purchase price, purchase price allocation and annual amortization of the intangible assets acquired prior to the impairment charge discussed in Note 3 below (in thousands):

                                                                          ANNUAL
                                                                       AMORTIZATION
                                                                       ------------
Purchase price allocation:
  Net assets of DiviCom business.......................  $  138,400            --
     Fair value adjustments:
       Accounts receivable.............................     (12,400)           --
       Deferred tax asset..............................      15,500            --
       Inventory.......................................       4,000            --
       Accrued liabilities.............................     (27,700)           --
                                                         ----------      --------
          Total fair value of tangible net assets
            acquired...................................     117,800            --
  Intangible assets acquired:
     Customer base.....................................     112,700      $ 22,540
     Developed technology..............................      78,300        15,660
     Trademark and tradename...........................      13,900         2,780
     Assembled workforce...............................      22,700         4,540
     Supply agreement..................................       8,100         1,620
                                                         ----------      --------
          Total intangibles (excluding goodwill).......     235,700        47,140
  In-process research and development..................      38,700            --
  Goodwill.............................................   1,505,700       301,140
  Deferred tax liabilities.............................     (96,600)           --
                                                         ----------      --------
          Total purchase price allocation..............  $1,801,300      $348,280
                                                         ==========      ========

     The tangible net assets acquired represented the historical net assets of the DiviCom business as of May 2, 2000 adjusted to eliminate intangibles of $3.8 million arising from C-Cube's acquisition of the DiviCom business in 1996, plus additional cash of $60 million received as a result of the merger. In addition, under the terms of the Merger Agreement, the Company is liable for all of C-Cube Microsystems' liabilities consisting principally of tax liabilities related to the spin-off of C-Cube's semiconductor business. The net assets acquired included $333.7 million of cash and other consideration sufficient to pay these liabilities. As required under purchase accounting, the assets and liabilities have been adjusted to fair value.

     The purchase price was allocated as set forth in the table above. The "Income Approach," which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangibles acquired. The value of the assembled workforce was derived by estimating the costs to replace existing employees, including recruiting, hiring and training costs. Expected cash flows were discounted at the Company's weighted average cost of capital of approximately 17%. Because the in-process research and development had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounts allocated to customer base, developed technology, trademark and tradename, assembled workforce and supply agreement are being amortized over an estimated useful life of five years. The excess amount of the purchase price over the fair market value of the identifiable assets acquired was accounted for as goodwill and was initially being amortized over its estimated useful life of five years prior to recording a $1.4 billion impairment charge of December 31,

                                 HARMONIC INC.

2000 (See Note 3). The valuation for the intangible assets has been determined using management's assumptions and the report from an independent appraiser.

     The Supply, License and Development Agreement ("Supply Agreement") was entered into between Harmonic and C-Cube Semiconductor concurrent with the merger agreement. This separate agreement covers the supply, licensing and development of two encoder chips for Harmonic by the spun-off semiconductor business. The value of the Supply Agreement was derived by using the Income Approach.

     The following unaudited pro forma summary presents the combined statement of operations as if the merger had been completed on January 1, 1999 and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future. Impairment was assumed to have occurred as of December 31, 2000, thus the proforma summary below includes amortization of goodwill and other intangibles based on the purchase price allocation prior to the impairment charge. The impairment charge was reduced by $439.3 million of amortization that was assumed to have occurred from January 1999 through acquisition in May 2000.

                                                 PRO FORMA (UNAUDITED)
                                                ------------------------
                                                   2000          1999
                                                -----------    ---------
                                                 (IN THOUSANDS, EXCEPT
                                                    PER SHARE DATA)
Net sales.....................................  $   302,448    $ 369,575
Net loss......................................   (1,323,630)    (323,830)
Net loss per share
  Basic and diluted...........................  $    (23.05)   $   (5.92)
Weighted average shares
  Basic and diluted...........................       57,430       54,690

     Adjustments made in arriving at the pro forma unaudited results of operations include amortization of goodwill and other intangibles and related tax adjustments. No effect has been given to cost savings or operating synergies that may be realized as a result of the merger.

  Cogent Technology, Inc.

     On July 1, 2000, Harmonic completed the acquisition of privately-held Cogent Technology, Inc. ("Cogent") of Santa Cruz, California, a developer of advanced MPEG-2 technology for the migration from analog to digital television on PCI based platforms. Harmonic issued approximately 286,000 shares of common stock at an average market price per share of $23.78 to the shareholders of Cogent in the stock-for-stock transaction, which was accounted for as a purchase. The purchase price of $7.9 million was allocated to the acquired assets, in-process research and development, goodwill and other intangible assets. A one-time charge of $1.1 million was recorded in the third quarter of 2000 for in-process research and development acquired. Goodwill and other intangibles of $9.1 million are being amortized on a straight-line basis over the estimated useful life of five years. A deferred tax liability of $2.8 million was recorded and is being recognized as the underlying non-goodwill intangibles are amortized over the estimated useful life of five years. The results of operations of Cogent have been included in the consolidated financial statements of the Company from the date of acquisition, but did not have a material impact on earnings in 2000. Cogent has been integrated into Harmonic's Convergent Systems division.

                                 HARMONIC INC.

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

NOTE 3: GOODWILL IMPAIRMENT

     As of December 31, 2000, the Company recorded an impairment charge of approximately $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business completed in May 2000. DiviCom was acquired in a tax-free exchange of stock at a time when market values of telecommunications equipment manufacturers were substantially higher. The DiviCom business has experienced a significant decrease in the demand for its products and services as customers in the digital headend systems market reduced levels of current and planned capital expenditures and, as a result, revenues, cash flows and expected future growth rates have decreased. Due to these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to the DiviCom business in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of this operation was less than the carrying value of the related long-lived assets as of December 31, 2000, an impairment charge was required. The impairment charge represents the amount required to write-down long-lived assets to management's best estimate of this operation's future discounted cash flows. As a result of the impairment charge, the Company wrote off the remaining unamortized goodwill of $1.3 billion as of December 31, 2000 and reduced on a pro rata basis the recorded value of other identified intangibles related to its acquisition of the DiviCom business to $79.3 million, which will be amortized over a remaining useful life of approximately four years.

NOTE 4: CASH EQUIVALENTS AND INVESTMENTS

     At December 31, 2000 and 1999, cash and money market accounts were $13.5 million and $24.8, respectively. Realized gains and losses for the years ended December 31, 2000 and 1999 and the difference between gross amortized cost and estimated fair value at December 31, 2000 and 1999 were immaterial.

                                 HARMONIC INC.

     The following table summarizes the fair value of the Company's investments in securities as of December 31, 2000 and 1999, respectively. Gross unrealized holding gains and losses were not material at December 31, 2000 or December 31, 1999.

                                                       2000       1999
                                                      -------    -------
                                                        (IN THOUSANDS)
U.S. government debt securities.....................  $ 1,500    $ 1,494
State, municipal and county government debt
  securities........................................   34,111         --
Corporate debt securities...........................   50,553     63,383
                                                      -------    -------
          Total.....................................  $86,164    $64,877
                                                      =======    =======

     The following table summarizes debt maturities at December 31, 2000:

                                                              FAIR VALUE
                                                            --------------
                                                            (IN THOUSANDS)
Less than one year........................................     $57,937
Due in 1 - 2 years........................................      28,227
                                                               -------
          Total...........................................     $86,164
                                                               =======

                                 HARMONIC INC.

NOTE 5: BALANCE SHEET DETAILS

                                                                DECEMBER 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
                                                               (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable...............................  $ 71,125    $ 36,950
  Less: allowance for doubtful accounts, returns and
     discounts............................................    (3,399)     (1,529)
                                                            --------    --------
                                                            $ 67,726    $ 35,421
                                                            ========    ========
Inventories:
  Raw materials...........................................  $ 20,414    $ 10,649
  Work-in-process.........................................    13,000       4,740
  Finished goods..........................................    46,777      19,921
                                                            --------    --------
                                                            $ 80,191    $ 35,310
                                                            ========    ========
Property and equipment:
  Furniture and fixtures..................................  $  4,041    $  2,278
  Machinery and equipment.................................    75,149      27,726
  Leasehold improvements..................................    16,409       3,886
                                                            --------    --------
                                                              95,599      33,890
  Less: accumulated depreciation and amortization.........   (48,233)    (18,959)
                                                            --------    --------
                                                            $ 47,366    $ 14,931
                                                            ========    ========
Intangibles and other assets:
  Goodwill................................................  $  3,747    $  1,520
  Other intangibles.......................................    86,236          --
  Other assets............................................     1,366         150
                                                            --------    --------
                                                              91,349       1,670
  Less: accumulated amortization..........................    (1,824)       (608)
                                                            --------    --------
                                                            $ 89,525    $  1,062
                                                            ========    ========
Accrued liabilities:
  Deferred revenue........................................  $ 15,033    $  1,302
  Payroll and other taxes.................................    14,388         916
  Accrued compensation....................................     9,278       9,600
  Customer deposits.......................................     7,695       2,992
  Other...................................................    14,149       4,263
                                                            --------    --------
                                                            $ 60,543    $ 19,073
                                                            ========    ========

NOTE 6: NET INCOME (LOSS) PER SHARE

     The basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for 2000 and 1998 because common equivalent shares, composed of common shares subject to repurchase and common shares issuable upon the exercise of stock options and warrants, are only considered when their effect would be dilutive. In 2000, 1999 and 1998, 4,888,223, 189,170, and 5,888,236 antidilutive

                                 HARMONIC INC.

securities, including options and warrants, were excluded from the net income
(loss) per share computations, respectively.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations:

                                                   2000          1999        1998
                                               ------------    --------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) (numerator)................  $(1,654,008)    $23,680     $(21,453)
                                               ===========     =======     ========
Shares calculation (denominator):
Average shares outstanding -- basic..........       48,564      28,290       23,244
Effect of Dilutive Securities:
Potential Common Stock relating to stock
  options and warrants.......................           --       2,677           --
                                               -----------     -------     --------
Average shares outstanding -- diluted........       48,564      30,967       23,244
                                               ===========     =======     ========
Net income (loss) per share -- basic.........  $    (34.06)    $  0.84     $  (0.92)
                                               ===========     =======     ========
Net income (loss) per share -- diluted.......  $    (34.06)    $  0.76     $  (0.92)
                                               ===========     =======     ========

NOTE 7: LINE OF CREDIT

     In March 2001, the Company renegotiated and finalized a bank line of credit facility for borrowings of up to $10,000,000 with a $3,000,000 secured equipment term loan sub-limit. The line contains certain financial and other covenants and expires in February 2002. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 2.0% under the equipment term loan) and are payable monthly.

     During 2000, the Company had a bank line of credit facility which expired on December 31, 2000. The line provided for borrowings of up to $10,000,000 with a $3,000,000 secured equipment term loan sub-limit and contained certain financial and other covenants. There were no borrowings under the line during 2000 or outstanding borrowings at December 31, 2000.

NOTE 8: CAPITAL STOCK

     Stock Issuances. During 2000, the Company issued approximately 26,400,000 shares of common stock for acquisition of the DiviCom business and approximately 286,000 shares of common stock for the acquisition of Cogent. See Note 2. In April 1999, the Company completed a public offering of 5,600,000 shares of common stock at a price of $15.13 per share. Of these 5,600,000 shares, 4,000,000 shares were sold by the Company and 1,600,000 shares were sold by selling stockholders. An additional 100,000 shares were sold by the Company to the underwriters to cover over-allotments. Total net proceeds to the Company were approximately $58.2 million, after underwriter discounts and commissions and expenses. The shares sold by selling stockholders included 1,440,000 shares held by Scientific-Atlanta, Inc. which acquired these shares upon the exercise of a warrant for which the Company received $4.0 million.

     Common Stock Warrants. In June 1994, the Company entered into a distribution agreement with Scientific-Atlanta, Inc., in connection with which it issued a warrant to purchase up to 1,597,496 shares of Common Stock at $2.78 per share. The warrant had a fair value of $200,000, which was charged to results of operations in the second quarter of 1994. In April 1999, the common stock warrant was exercised immediately prior to the public offering. In consideration for accelerated exercise of the

                                 HARMONIC INC.

warrant, Scientific-Atlanta, Inc. agreed to reduce the number of shares issued from 1,597,496 shares to 1,440,000 shares.

     Stock Split. The Company completed a two-for-one stock split, which was effected in the form of a stock dividend and distributed on October 14, 1999 payable to stockholders of record as of September 27, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

NOTE 9: BENEFIT AND COMPENSATION PLANS

     Stock Option Plans. The Company has reserved 13,574,000 shares of Common Stock for issuance under various stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Exercise prices of incentive stock option grants must be at least 100% of the fair market value of the stock at the date of grant, and for non-statutory stock options must be at least 85% of the fair market value of the stock at the date of grant. Upon the completion of the acquisition of the DiviCom business in May 2000, the Company assumed all outstanding options and issued new options totaling 2,703,000 shares at a weighted average price of $37.60 per share.

     Director Option Plan. In addition, the Company adopted the 1995 Director Option Plan (the "Director Plan") and reserved 100,000 shares of Common Stock for issuance thereunder. The Director Plan provides for the grant of non-statutory stock options to certain non-employee directors of the Company pursuant to an automatic, non-discretionary grant mechanism. Options are granted for at least 85% of the fair market value of the stock at the date of grant for periods not exceeding ten years and generally vest monthly over one year.

                                 HARMONIC INC.

     The following table summarizes activities under the Plans:

                                                                                WEIGHTED
                                                    SHARES         STOCK         AVERAGE
                                                  AVAILABLE       OPTIONS       EXERCISE
                                                  FOR GRANT     OUTSTANDING       PRICE
                                                  ----------    ------------    ---------
                                                   (IN THOUSANDS, EXCEPT EXERCISE PRICE)
Balance at December 31, 1997....................       470          2,766        $ 5.11
Shares authorized...............................     1,950             --            --
Options granted.................................    (2,128)         2,128          6.24
Options exercised...............................        --           (374)         2.10
Options canceled................................       240           (274)         7.28
                                                    ------         ------        ------
Balance at December 31, 1998....................       532          4,246          5.80
Shares authorized...............................     1,560             --            --
Options granted.................................      (977)           977         30.76
Options exercised...............................        --         (1,273)         4.80
Options canceled................................       205           (218)         9.04
                                                    ------         ------        ------
Balance at December 31, 1999....................     1,320          3,732         12.48
Shares authorized...............................     4,741             --            --
Options assumed in DiviCom acquisition..........    (2,703)         2,703         37.60
Options granted.................................    (3,065)         3,065         24.29
Options exercised...............................        --           (459)         5.95
Options canceled................................       458         (1,399)        33.22
                                                    ------         ------        ------
Balance at December 31, 2000....................       751          7,642        $22.73
                                                    ======         ======        ======

     The following table summarizes information regarding stock options outstanding at December 31, 2000:

                               STOCK OPTIONS OUTSTANDING                     STOCK OPTIONS EXERCISABLE
                  ----------------------------------------------------   ---------------------------------
                      NUMBER       WEIGHTED-AVERAGE                          NUMBER
                  OUTSTANDING AT      REMAINING                          EXERCISABLE AT
   RANGE OF        DECEMBER 31,    CONTRACTUAL LIFE   WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
EXERCISE PRICES        2000            (YEARS)         EXERCISE PRICE         2000         EXERCISE PRICE
- ---------------   --------------   ----------------   ----------------   --------------   ----------------
                              (IN THOUSANDS, EXCEPT EXERCISE PRICE AND LIFE)
$0.15 -   6.63..      1,093              5.4               $ 4.06              758             $ 3.31
6.69 -   8.69..       1,004              7.1                 7.67              605               7.62
8.75 -  22.79..       1,326              7.8                16.65              496              14.51
22.81 -  23.56..      2,060              9.5                23.55               18              23.03
23.75 -  34.03..      1,325              8.2                27.76              356              25.98
34.48 - 121.68..        834              9.0                64.98              158              56.77
                      -----                                ------            -----             ------
                      7,642              8.0               $22.73            2,391             $13.78
                      =====                                ======            =====             ======

     The weighted-average fair value of options granted was $16.08, $18.79 and $6.79 for 2000, 1999, and 1998, respectively.

     Employee Stock Purchase Plan. The Company adopted a Employee Stock Purchase Plan (the "Purchase Plan") for which 2,460,000 shares have been reserved for issuance. The Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of each purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. During 2000, 1999, and 1998,

                                 HARMONIC INC.

stock issued under the Plan was 244,712, 201,826 and 174,476 shares at weighted average prices of $11.22, $5.27, and $4.76, respectively. The weighted-average fair value of shares purchased were $16.44, $4.17, and $3.43, for 2000, 1999, and 1998, respectively.

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

                                                   2000          1999        1998
                                               ------------    --------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported................................  $(1,654,008)    $23,680     $(21,453)
  Pro forma..................................   (1,668,565)     17,223      (26,457)
Basic net income (loss) per share:
  As reported................................  $    (34.06)    $  0.84     $  (0.92)
  Pro forma..................................       (34.33)       0.61        (1.14)
Diluted net income (loss) per share:
  As reported................................  $    (34.06)    $  0.76     $  (0.92)
  Pro forma..................................       (34.33)       0.56        (1.14)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                      EMPLOYEE STOCK
                                        EMPLOYEE STOCK OPTIONS        PURCHASE PLAN
                                        -----------------------    --------------------
                                        2000     1999     1998     2000    1999    1998
                                        -----    -----    -----    ----    ----    ----
Dividend yield........................   0.0%     0.0%     0.0%    0.0%    0.0%    0.0%
Volatility............................   101%      90%      65%    127%     90%     65%
Risk-free interest rate...............   6.2%     5.7%     5.0%    6.2%    5.5%    5.1%
Expected life (years).................     4        4        4       2       2       2

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

                                 HARMONIC INC.

NOTE 10: INCOME TAXES

     The benefit provision for income taxes consists of the following:

                                                             DECEMBER 31,
                                                      ---------------------------
                                                        2000       1999      1998
                                                      --------    -------    ----
                                                            (IN THOUSANDS)
Current:
  Federal...........................................  $     --    $11,611    $--
  Foreign...........................................       450        351     --
  State.............................................        --      1,409     --
                                                      --------    -------    ---
                                                           450     13,371     --
Deferred:
  Federal...........................................   (17,329)    (4,143)    --
  Foreign...........................................        --         --     --
  State.............................................    (1,692)    (1,335)    --
                                                      --------    -------    ---
                                                       (19,021)    (5,478)    --
                                                      --------    -------    ---
                                                      $(18,571)   $ 7,893    $--
                                                      ========    =======    ===

     The Company's (benefit) provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) before income taxes as follows:

                                                          DECEMBER 31,
                                                 -------------------------------
                                                   2000        1999       1998
                                                 ---------    -------    -------
                                                         (IN THOUSANDS)
Provision at statutory rate....................  $(585,403)   $11,051    $(7,294)
Differential (benefit) in rates on foreign
  earnings.....................................        514        (20)       774
State taxes, net of federal benefit............         39         48         --
Foreign sales corporation benefit..............         --       (307)        --
Acquired in-process technology and
  non-deductible goodwill......................    567,192        106      4,863
Utilization of net operating loss carryovers...         --       (597)        --
Utilization of research credits................         --       (548)        --
Future benefits not currently recognized.......         --        508      2,116
Realized deferred tax assets previously
  reserved.....................................         --     (3,249)        --
Others, net....................................       (913)       901       (459)
                                                 ---------    -------    -------
                                                 $ (18,571)   $ 7,893    $    --
                                                 =========    =======    =======

                                 HARMONIC INC.

     Deferred tax assets (liabilities) comprise the following:

                                                           DECEMBER 31,
                                                   -----------------------------
                                                     2000       1999      1998
                                                   --------    ------    -------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryovers..................  $  1,582    $   --    $   845
  Research and development credit carryovers.....        --        --      3,285
  Capitalized research and development costs.....        --       283         71
  Reserves not currently deductible..............    28,924     4,863      2,814
  Other..........................................        --       332        419
                                                   --------    ------    -------
          Total deferred tax assets..............    30,506     5,478      7,434
Valuation allowance..............................        --        --     (7,434)
                                                   --------    ------    -------
          Net deferred tax assets................    30,505     5,478         --
Deferred tax liabilities:
  Intangibles....................................   (35,215)       --         --
                                                   --------    ------    -------
          Net deferred tax assets
            (liabilities)........................  $ (4,709)   $5,478    $    --
                                                   ========    ======    =======

     At December 31, 2000, the Company had approximately $4.5 million of net operating loss carryovers for federal tax reporting purposes available to carryback to prior years and offset future taxable income; such carryovers will expire in 2020. The federal net operating loss carryback will result in a tax refund of approximately $1.6 million to be received in 2001.

     The Company's 1999 income tax payable for federal, state and foreign purposes has been reduced by the tax benefits of disqualifying dispositions of stock options. The Company received an income tax benefit for compensation expense for tax purposes which was calculated as the difference between the market value of the stock issued at the time of exercise and the option price at the applicable income tax rates. This benefit was recorded as an increase in capital in excess of par value.

     Management established a valuation allowance covering a portion of gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income of the Company during the year ended December 31, 1998. The allowance was fully reversed in the year ended December 31, 1999.

NOTE 11: SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Prior to the acquisition of the DiviCom business, Harmonic was organized as one operating segment ("Pre-Merger Harmonic"). On May 3, 2000, Harmonic completed the acquisition of the DiviCom business, thus changing its organizational structure. The merged company has been organized into two operating segments: Broadband Access Networks ("BAN") for fiber optic systems, and Convergent Systems ("CS") for digital headend systems. These segments do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are part of the CS segment. Each of these operating segments require their own development and marketing strategies and therefore have separate management teams, however, a worldwide sales and professional services and systems support organization supporting both divisions.

                                 HARMONIC INC.

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

  Segment Sales and Profit:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2000        1999       1998
                                                 --------    --------    -------
                                                         (IN THOUSANDS)
Net Sales:
  Broadband Access Networks....................  $175,111    $174,675    $74,299
  Convergent Systems...........................    87,935       9,400      9,558
                                                 --------    --------    -------
          Total net sales......................  $263,046    $184,075    $83,857
                                                 ========    ========    =======

                                             FOR THE THREE         FOR THE NINE
                                              MONTH PERIOD         MONTH PERIOD
                                            1/1/00 - 3/31/00    4/1/00 - 12/31/00
                                           ------------------   ------------------
                                               PRE-MERGER
                                                HARMONIC          BAN        CS         TOTAL
                                           ------------------   -------   --------   -----------
                                                              (IN THOUSANDS)
Income (loss) from segment operations....       $13,999         $(4,367)  $(25,139)  $   (15,507)
Impairment of goodwill and other
  intangibles............................                                             (1,380,328)
Amortization of goodwill and other
  intangibles............................                                               (234,407)
In-process research and development......                                                (39,800)
Interest and other income, net...........                                                 10,456
Corporate and unallocated income and
  expense, and eliminations..............                                                (12,993)
                                                                                     -----------
Loss before income taxes.................                                            $(1,672,579)
                                                                                     ===========

                                 HARMONIC INC.

  Geographic Information:

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                   2000         1999       1998
                                                ----------    --------    -------
                                                         (IN THOUSANDS)
Net sales:
  United States...............................  $  167,077    $129,028    $47,422
  Canada......................................       9,266      12,969      7,208
  China.......................................      13,427      11,564     11,647
  Other foreign countries.....................      73,276      30,514     17,580
                                                ----------    --------    -------
          Total...............................  $  263,046    $184,075    $83,857
                                                ==========    ========    =======
Property, equipment and intangibles:
  United States...............................  $  131,746    $ 14,014    $10,384
  Israel......................................       2,582       1,759      1,501
  Other foreign countries.....................       1,197          70         57
                                                ----------    --------    -------
          Total...............................  $  135,525    $ 15,843    $11,942
                                                ==========    ========    =======

  Major Customers

     To date, a substantial majority of Harmonic's net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2000, sales to AT&T accounted for 12% of net sales compared to 41% and 17% in 1999 and 1998, respectively. In addition, in 2000, RCN represented 11% of net sales. In 1998, sales to Star Electronics, a Chinese distributor, accounted for 11% of net sales.

NOTE 12: COMMITMENTS AND CONTINGENCIES

     Commitments -- Facilities Leases. The Company leases its facilities under noncancelable operating leases which expire at various dates through September 2010. Total rent expense related to these operating leases was $5,802,000, $1,647,000, and $1,602,000, for 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2000, were as follows (in thousands):

2001.................................................  $  7,177
2002.................................................     8,301
2003.................................................     9,463
2004.................................................     9,342
2005.................................................     9,470
Thereafter...........................................    57,362
                                                       --------
                                                       $101,115
                                                       ========

     Commitments -- Royalties. The Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2000, 1999 and 1998 royalty expenses were not material to consolidated operations or financial position.

     Commitments -- Capital Expenditures. In connection with the integration of the DiviCom business, Harmonic had capital commitments at December 31, 2000 of approximately $12.0 million

                                 HARMONIC INC.

associated with leasehold improvements related to relocation of employees to new facilities and the purchase and implementation of the Company's new enterprise resource planning (ERP) software system. These capital commitments are expected to be substantially paid for during the first and second quarters of 2001.

     Commitments -- Contingencies. Harmonic's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions and claims arise in the normal course of our operations. The resolution of assertions and claims cannot be predicted with certainty. Management believes that the final outcome of such matters would not have a materially adverse effect on the Company's consolidated financial position or results of operations.

NOTE 13: LEGAL PROCEEDINGS

     Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors were filed in or removed to the United States District Court for the Northern District of California. The Court entered orders relating and consolidating all of the securities class actions and permitting plaintiffs to file a consolidated amended complaint.

     On November 27, 2000, plaintiffs filed a consolidated amended complaint. On December 7, 2000, plaintiffs filed a "corrected" consolidated amended complaint ("the Complaint"). The Complaint is brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between January 19 and June 26, 2000. The Complaint also alleges claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the Complaint also names C-Cube Microsystems Inc. and several of its officers and directors as defendants. The Complaint alleges that, by making false or misleading statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint also alleges that the defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On February 13, 2001, the defendants filed motions to dismiss the Complaint. A hearing is scheduled for May 23, 2001.

     A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. The Court has approved a stipulation by the parties to stay the derivative action pending a decision on the motions to dismiss the securities class actions. The parties have agreed to meet and confer regarding further scheduling in the derivative action if no ruling on the motions to dismiss has been made by April 15, 2001.

     Based on its review of the complaints in the securities class action, the Company believes that it has meritorious defenses to the securities class action and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

     (b) Financial Statement Schedules: All financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

     (c) Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

QUARTERLY DATA (UNAUDITED)

                                                        2000                                       1999
                                    --------------------------------------------   -------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    ------------------------------------------------------------------------------------
         QUARTERLY DATA:                4TH          3RD        2ND        1ST       4TH       3RD       2ND       1ST
         ---------------            -----------   ---------   --------   -------   -------   -------   -------   -------
Net sales.........................  $    52,049   $  68,171   $ 79,963   $62,863   $63,286   $52,624   $37,902   $30,263
Gross profit (loss)...............       (4,589)     19,119     30,845    29,796    29,142    23,096    15,956    12,411
Income (loss) from operations
  before impairment and
  amortization of goodwill and
  other intangibles and acquired
  in-process technology...........      (41,081)    (16,976)     2,878    13,999    13,572     9,401     4,505     1,843
Income (loss) from
  operations(1)...................   (1,504,556)   (101,324)   (91,078)   13,923    13,496     9,325     4,429     1,767
Net income (loss)(1)..............   (1,486,602)    (89,670)   (87,063)    9,327    10,784     7,692     3,855     1,349
Basic net income (loss) per
  share...........................       (25.70)      (1.55)     (1.81)     0.30      0.35      0.25      0.13      0.06
Diluted net income (loss) per
  share...........................       (25.70)      (1.55)     (1.81)     0.28      0.33      0.23      0.12      0.05

- ---------------
(1) The Loss from operations and Net Loss includes a charge for the impairment of goodwill and other intangibles related to the DiviCom acquisition for approximately $1.4 billion in the fourth quarter of 2000. See Note 3 of Notes to Consolidated Financial Statements. The Loss from operations and Net loss also include one-time charges for acquired in-process technology of $1.1 million in the third quarter of 2000 and $38.7 million in the second quarter of 2000. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held in June 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "2001 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the 2001 Proxy Statement under the caption "Executive Compensation" and is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. See Index to Financial Statements at Item 8 on page 35 of this Report:

     (a)(2) Exhibits. The documents listed on the Exhibit Index of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

     (b)     Reports on Form 8-K.
          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on April 2, 2001.

                                         HARMONIC INC.

                                         By:       /s/ ANTHONY J. LEY
                                            ------------------------------------
                                                       Anthony J. Ley
                                                  Chairman, President and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony J. Ley and Robin N. Dickson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                     DATE
                   ---------                                     -----                     ----
               /s/ ANTHONY J. LEY                Chairman, President & Chief Executive April 2, 2001
- ------------------------------------------------                Officer
                (Anthony J. Ley)                     (Principal Executive Officer)

              /s/ ROBIN N. DICKSON                      Chief Financial Officer        April 2, 2001
- ------------------------------------------------  (Principal Financial and Accounting
               (Robin N. Dickson)                              Officer)

               /s/ BARYN S. FUTA                               Director                April 2, 2001
- ------------------------------------------------
                (Baryn S. Futa)

              /s/ E. FLOYD KVAMME                              Director                April 2, 2001
- ------------------------------------------------
               (E. Floyd Kvamme)

               /s/ DAVID A. LANE                               Director                April 2, 2001
- ------------------------------------------------
                (David A. Lane)

                   SIGNATURE                                     TITLE                     DATE
                   ---------                                     -----                     ----

               /s/ BARRY LEMIEUX                               Director                April 2, 2001
- ------------------------------------------------
                (Barry Lemieux)

             /s/ MICHEL L. VAILLAUD                            Director                April 2, 2001
- ------------------------------------------------
              (Michel L. Vaillaud)

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), or (ix) are incorporated herein by reference.

    EXHIBIT
    NUMBER
    -------
    2.1(ix)    Agreement and Plan of Merger and Reorganization by and among
               C-Cube Microsystems, Inc. and Harmonic Inc. dated October
               27, 1999.
    3.1(i)     Certificate of Incorporation of Registrant.
    3.2(i)     Form of Restated Certificate of Incorporation of Registrant.
    3.3(i)     Bylaws of Registrant.
    4.1(i)     Form of Common Stock Certificate.
   10.1(i)+    Form of Indemnification Agreement.
   10.2(i)+    1988 Stock Option Plan and form of Stock Option Agreement.
   10.3(i)+    1995 Stock Plan and form of Stock Option Agreement.
   10.4(i)+    1995 Employee Stock Purchase Plan and form of Subscription
               Agreement.
   10.5(i)+    1995 Director Option Plan and form of Director Option
               Agreement.
   10.6(i)     Registration and Participation Rights and Modification
               Agreement dated as of July 22, 1994 among Registrant and
               certain holders of Registrant's Common Stock.
   10.7(i)     Distributor Agreement dated June 15, 1994 by and between
               Registrant and Scientific-Atlanta, Inc.
   10.8(i)     Warrant to purchase Common Stock of Registrant issued to
               Scientific-Atlanta, Inc. on June 15, 1994.
   10.10(i)    Warrant to purchase Series D Preferred Stock of Registrant issued to Comdisco, Inc. on February 10, 1993.
   10.14(ii)   Business Loan Agreement, Commercial Security Agreement and
               Promissory Note dated August 26, 1993, as amended on
               September 14, 1995, between Registrant and Silicon Valley
               Bank.
   10.15(ii)   Facility lease dated as of January 12, 1996 by and between
               Eastrich No. 137 Corporation and Company.
   10.16(iv)   Amended and Restated Loan and Security Agreement dated
               December 24, 1997 between Registrant and Silicon Valley
               Bank.
   10.17(iii)+ Change of Control Severance Agreement dated March 27, 1997 between Registrant and Anthony J. Ley.
   10.18(iii)+ Form of Change of Control Severance Agreement between
               Registrant and certain executive officers of Registrant.
   10.19(iv)   Stock Purchase Agreement, dated September 16, 1997 among
               Registrant, N.M. New Media Communication Ltd., ("NMC") and
               Sellers of NMC.
   10.20(v)    First Amendment to Stock Purchase Agreement, dated November
               25, 1997 among Registrant, N.M. New Media Communication
               Ltd., ("NMC") and Sellers of NMC.
   10.21(vi)   Registration Rights Agreement dated as of January 5, 1998 by and among the Registrant and the persons and entities listed on Schedule A thereto (the "NMC Shareholders").
   10.22(vii)  Second Amended and Restated Loan and Security Agreement
               dated March 5, 1999 between Registrant and Silicon Valley
               Bank.
   10.23(viii) 1997 Nonstatutory Stock Option Plan.
   10.24(x)    1999 Nonstatutory Stock Option Plan
   10.25(x)    Amendment to Second Amended and Restated Loan and Security
               Agreement dated March 5, 1999, as amended June 10, 1999 and
               March 24, 2000, between Registrant and Silicon Valley Bank.
   10.26(xi)   Lease Agreement for 603-611 Baltic Way, Sunnyvale,
               California.
   10.27(xi)   Lease Agreement for 1322 Crossman Avenue, Sunnyvale,
               California.

    EXHIBIT
    NUMBER
    -------
   10.28(xi)   Lease Agreement for 646 Caribbean Drive, Sunnyvale,
               California.
   10.29(xi)   Lease Agreement for 632 Caribbean Drive, Sunnyvale,
               California.
   10.30(xi)   First Amendment to the Lease Agreement for 549 Baltic Way,
               Sunnyvale, California.
   21.1        Subsidiaries of Registrant.
   23.1        Consent of Independent Accountants.
   24.1        Power of Attorney (see page 60).

- ---------------
(i) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 No. 33-90752.

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

(iv) Previously filed as an Exhibit to the Company's Current Report on 8-K dated September 29, 1997.

(v) Previously filed as an Exhibit to the Company's Current Report on 8-K dated January 6, 1998.

(vi) Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 8, 1998.

(vii) Previously filed as an Exhibit to the Company's 10-K for the year ended December 31, 1998 and as amended on April 7, 1999, February 23, 2000 and March 10, 2000.

(viii) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8 dated January 14, 1998.

(ix) Previously filed as an Exhibit to the Company's current Report on Form 8-K dated November 1, 1999.

(x) Previously filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999.

(xi) Previously filed as an Exhibit to the Company's Amendment to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2000.

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit to this report on Form 10-K.