Form 10-K/A
period 2000-12-31
HARMONIC INC
filed 2001-04-19
CIK 851310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 TO

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2000) relating to Items 10 (as to Directors), 11 and 12 of Part III are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Company is amending its Form 10-K for Fiscal Year ending December 31, 2000, filed on April 2, 2001, to include Financial Statement Schedule
II -- Valuation and Qualifying Accounts and Reserves, and Report of Independent Accountants on Financial Statement Schedule referred to in Item 14(a)(2) on pages 60 and 61, respectively.

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

UNITED STATES         INTERNATIONAL
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

While Harmonic is unable to predict if sales will continue to decline or when sales will increase, the Company has recently implemented cost control measures, including a reduction in the work force of approximately 10% in February 2001. In spite of these measures, the Company expects to continue to report losses, excluding amortization of goodwill and other intangibles, for at least the first two quarters of 2001, and can not predict when or if it will return to profitability.

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

     As of December 31, 2000, the Company recorded an impairment charge of approximately $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business completed in May 2000. DiviCom was acquired in a tax-free exchange of stock at a time when the market values of telecommunications equipment manufacturers were substantially higher. The DiviCom business has experienced a significant decrease in the demand for its products and services as customers in the digital headend systems market reduced levels of current and planned capital expenditures and, as a result, revenues, cash flows and expected future growth rates have decreased. Due to these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to the DiviCom business in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of this operation was less than the carrying value of the related goodwill and other intangibles, an impairment charge was recorded. The impairment charge represents the amount required to write-down long-lived assets to management's best estimate of this operation's future discounted cash flows. As a result of the impairment charge, the Company wrote off the remaining unamortized goodwill and reduced the recorded value of other identified intangibles related to its acquisition of the DiviCom business to $79.3 million, which will be amortized over a remaining useful life of approximately four years.

RESULTS OF OPERATIONS

     Harmonic's historical consolidated statements of operations data for each of the three years ended December 31, 2000, 1999, and 1998 as a percentage of net sales, are as follows:

                                                           FISCAL YEAR ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                        2000      1999      1998
                                                        ----      ----      ----
Net sales.............................................   100%     100%      100%
Cost of sales.........................................    71       56        64
                                                        ----      ---       ---
Gross profit..........................................    29       44        36
Operating expenses
  Research and development............................    19        9        16
  Selling, general and administrative.................    25       19        29
  Impairment of goodwill and other intangibles........   525       --        --
  Amortization of goodwill and other intangibles......    84       --        --
  Acquired in-process technology......................    15       --        17
                                                        ----      ---       ---
          Total operating expenses....................   668       28        62
                                                        ----      ---       ---
Income (loss) from operations.........................  (639)      16       (26)
Interest and other income, net........................     4        1        --
                                                        ----      ---       ---
Income (loss) before income taxes.....................  (635)      17       (26)
Provision for (benefit from) income taxes.............    (6)       4        --
                                                        ----      ---       ---
Net income (loss).....................................  (629)%     13%      (26)%
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

  Acquired in-Process Technology

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

  Income Taxes

     The Company recorded a benefit from income taxes of only $18.6 million in 2000 principally because of non-deductible goodwill impairment and amortization, and acquired in-process technology related to the acquisition of DiviCom. The underlying effective rate before goodwill impairment and amortization, and acquired in-process technology was approximately 36% in 2000. The provision for income taxes for 1999 was based on an estimated annual tax rate of 25%. No provision for income taxes was recorded for 1998 due to the net loss incurred. In 2001, the Company expects to have an effective annual rate, before amortization of goodwill and other intangibles, of approximately 5%, due principally to foreign income taxes. See "Factors That May Affect Future Results of Operations -- We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off of Its Semiconductor Business."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) Index to Consolidated Financial Statements

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................   37
        Consolidated Balance Sheets as of December 31, 2000 and
          1999......................................................   38
        Consolidated Statement of Operations for the years ended
          December 31, 2000,
        1999, and 1998..............................................   39
        Consolidated Statement of Stockholders' Equity for the years
          ended December 31, 2000, 1999, and 1998...................   40
        Consolidated Statement of Cash Flows for the years ended
          December 31, 2000,
        1999, and 1998..............................................   41
        Notes to Consolidated Financial Statements..................   42

     (b) Financial Statement Schedules: The following are filed as part of this annual report on Form 10-K/A:

        - Financial Statement Schedule II -- Valuation and Qualifying Accounts and Reserves (see Item 14(a)(2) on page 61).

        - Report of Independent Accounts on Financial Statement Schedule (see
          Item 14(a)(2) on page 62).

       All financial statement schedules, have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

     (c) Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

QUARTERLY DATA (UNAUDITED)

                                                        2000                                       1999
                                    --------------------------------------------   -------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    ------------------------------------------------------------------------------------
         QUARTERLY DATA:                4TH          3RD        2ND        1ST       4TH       3RD       2ND       1ST
         ---------------            -----------   ---------   --------   -------   -------   -------   -------   -------
Net sales.........................  $    52,049   $  68,171   $ 79,963   $62,863   $63,286   $52,624   $37,902   $30,263
Gross profit......................       (4,589)     19,119     30,845    29,796    29,142    23,096    15,956    12,411
Income (loss) from operations
  before impairment and
  amortization of goodwill and
  other intangibles and acquired
  in-process technology...........      (41,081)    (16,976)     2,878    13,999    13,572     9,401     4,505     1,843
Income (loss) from
  operations(1)...................   (1,504,556)   (101,324)   (91,078)   13,923    13,496     9,325     4,429     1,767
Net income (loss)(1)..............   (1,486,602)    (89,670)   (87,063)    9,327    14,378     7,692     3,855     1,349
Basic net income (loss) per
  share...........................       (25.70)      (1.55)     (1.81)     0.30      0.35      0.25      0.13      0.06
Diluted net income (loss) per
  share...........................       (25.70)      (1.55)     (1.81)     0.28      0.33      0.23      0.12      0.05

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

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------------------------------
PRICEWATERHOUSECOOPERS LLP

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

NOTE 4: CASH EQUIVALENTS AND INVESTMENTS

     At December 31, 2000 and 1999, cash and money market accounts were $13.5 million and $24.8 million, respectively. Realized gains and losses for the years ended December 31, 2000 and 1999 were immaterial.

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
                                                               =======

                                 HARMONIC INC.

NOTE 5: BALANCE SHEET DETAILS

                                                                DECEMBER 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
                                                               (IN THOUSANDS)
Accounts receivable:
  Gross accounts receivable...............................  $ 74,646    $ 36,950
  Less: allowance for doubtful accounts, returns and
     discounts............................................    (6,920)     (1,529)
                                                            --------    --------
                                                            $ 67,726    $ 35,421
                                                            ========    ========
Inventories:
  Raw materials...........................................  $ 20,414    $ 10,649
  Work-in-process.........................................    13,000       4,740
  Finished goods..........................................    46,777      19,921
                                                            --------    --------
                                                            $ 80,191    $ 35,310
                                                            ========    ========
Property and equipment:
  Furniture and fixtures..................................  $  4,041    $  2,278
  Machinery and equipment.................................    75,149      27,726
  Leasehold improvements..................................    16,409       3,886
                                                            --------    --------
                                                              95,599      33,890
  Less: accumulated depreciation and amortization.........   (48,233)    (18,959)
                                                            --------    --------
                                                            $ 47,366    $ 14,931
                                                            ========    ========
Intangibles and other assets:
  Goodwill................................................  $  3,747    $  1,520
  Other intangibles.......................................    86,236          --
  Other assets............................................     1,366         150
                                                            --------    --------
                                                              91,349       1,670
  Less: accumulated amortization..........................    (1,824)       (608)
                                                            --------    --------
                                                            $ 89,525    $  1,062
                                                            ========    ========
Accrued liabilities:
  Deferred revenue........................................  $ 15,033    $  1,302
  Payroll and other taxes.................................    14,388         916
  Accrued compensation....................................     9,278       9,600
  Customer deposits.......................................     7,695       2,992
  Other...................................................    14,149       4,263
                                                            --------    --------
                                                            $ 60,543    $ 19,073
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
                      NUMBER       WEIGHTED-AVERAGE                          NUMBER
                  OUTSTANDING AT      REMAINING                          EXERCISABLE AT
   RANGE OF        DECEMBER 31,    CONTRACTUAL LIFE   WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
EXERCISE PRICES        2000            (YEARS)         EXERCISE PRICE         2000         EXERCISE PRICE
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

                                                   2000          1999        1998
                                               ------------    --------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported................................  $(1,654,008)    $23,680     $(21,453)
  Pro forma..................................   (1,668,565)     17,223      (26,457)
Basic net income (loss) per share:
  As reported................................  $    (34.06)    $  0.84     $  (0.92)
  Pro forma..................................       (34.36)       0.61        (1.14)
Diluted net income (loss) per share:
  As reported................................  $    (34.06)    $  0.76     $  (0.92)
  Pro forma..................................       (34.36)       0.56        (1.14)

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

                                 HARMONIC INC.

NOTE 10: INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

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
                                                      ========    =======    ===

     The Company's provision for (benefit from) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income
(loss) before income taxes as follows:

                                                          DECEMBER 31,
                                                 -------------------------------
                                                   2000        1999       1998
                                                 ---------    -------    -------
                                                         (IN THOUSANDS)
Provision (benefit) at statutory rate..........  $(585,403)   $11,051    $(7,294)
Differential (benefit) in rates on foreign
  earnings.....................................        514        (20)       774
State taxes, net of federal benefit............         39         48         --
Foreign sales corporation benefit..............         --       (307)        --
Acquired in-process technology and
  non-deductible goodwill......................    567,192        106      4,863
Utilization of net operating loss carryovers...         --       (597)        --
Utilization of research credits................         --       (548)        --
Future benefits not currently recognized.......         --        508      2,116
Realized deferred tax assets previously
  reserved.....................................         --     (3,249)        --
Others, net....................................       (913)       901       (459)
                                                 ---------    -------    -------
                                                 $ (18,571)   $ 7,893    $    --
                                                 =========    =======    =======

                                 HARMONIC INC.

     Deferred tax assets (liabilities) comprise the following:

                                                           DECEMBER 31,
                                                   -----------------------------
                                                     2000       1999      1998
                                                   --------    ------    -------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryovers..................  $  1,582    $   --    $   845
  Research and development credit carryovers.....        --        --      3,285
  Capitalized research and development costs.....        --       283         71
  Reserves not currently deductible..............    28,924     4,863      2,814
  Other..........................................        --       332        419
                                                   --------    ------    -------
          Total deferred tax assets..............    30,506     5,478      7,434
Valuation allowance..............................        --        --     (7,434)
                                                   --------    ------    -------
          Net deferred tax assets................    30,506     5,478         --
Deferred tax liabilities:
  Intangibles....................................   (35,215)       --         --
                                                   --------    ------    -------
          Net deferred tax assets
            (liabilities)........................  $ (4,709)   $5,478    $    --
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
                                                 ========    ========    =======

                                             FOR THE THREE         FOR THE NINE
                                              MONTH PERIOD         MONTH PERIOD
                                            1/1/00 - 3/31/00    4/1/00 - 12/31/00
                                           ------------------   ------------------
                                               PRE-MERGER
                                                HARMONIC          BAN        CS         TOTAL
                                           ------------------   -------   --------   -----------
                                                              (IN THOUSANDS)
Income (loss) from segment operations....       $13,999         $(4,367)  $(25,139)  $   (15,507)
Impairment of goodwill and other
  intangibles............................                                             (1,380,328)
Amortization of goodwill and other
  intangibles............................                                               (234,407)
Acquired in-process technology...........                                                (39,800)
Interest and other income, net...........                                                 10,456
Corporate and unallocated income and
  expense, and eliminations..............                                                (12,993)
                                                                                     -----------
Loss before income taxes.................                                            $(1,672,579)
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. See Index to Financial Statements at Item 8 on page 35 of this Report:

     (a)(2) Financial Statement Schedules. The following are filed as part of this annual report on Form 10-K/A:

            - Financial Statement Schedule II -- Valuation and Qualifying Accounts and Reserves.

            - Report of Independent Accounts on Financial Statement Schedule.

              All other financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND DISCOUNTS

                            BALANCE AT
                           BEGINNING OF    CHARGES TO    CHARGES TO    DEDUCTION FROM     BALANCE AT
                              PERIOD         INCOME       EXPENSE         RESERVES       END OF PERIOD
                           ------------    ----------    ----------    --------------    -------------
                                                         (IN THOUSANDS)
2000.....................     1,529          14,816         250            (9,675)           6,920
1999.....................     1,152             297          80                --            1,529
1998.....................       750             254         450              (302)           1,152

     (a)(3) Exhibits. The documents listed on the Exhibit Index of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

     (b)     Reports on Form 8-K.
          None.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Harmonic Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 30, 2001 relating to the financial statements, which appears in this Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------
PricewaterhouseCoopers LLP

San Jose, California
March 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Sunnyvale, State of California, on April 19, 2001.

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

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----
               /s/ ANTHONY J. LEY                    Chairman, President & Chief      April 19, 2001
------------------------------------------------          Executive Officer
                (Anthony J. Ley)                    (Principal Executive Officer)

              /s/ ROBIN N. DICKSON                     Chief Financial Officer        April 19, 2001
------------------------------------------------ (Principal Financial and Accounting
               (Robin N. Dickson)                              Officer)

                       *                                       Director               April 19, 2001
------------------------------------------------
                (Baryn S. Futa)

                       *                                       Director               April 19, 2001
------------------------------------------------
               (E. Floyd Kvamme)

                       *                                       Director               April 19, 2001
------------------------------------------------
                (David A. Lane)

                       *                                       Director               April 19, 2001
------------------------------------------------
                (Barry Lemieux)

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----

                       *                                       Director               April 19, 2001
------------------------------------------------
              (Michel L. Vaillaud)

            *By: /s/ ANTHONY J. LEY
   ------------------------------------------
                 Anthony J. Ley
                Attorney-in-Fact

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

    EXHIBIT
    NUMBER
    -------
   10.28(xi)   Lease Agreement for 646 Caribbean Drive, Sunnyvale,
               California.
   10.29(xi)   Lease Agreement for 632 Caribbean Drive, Sunnyvale,
               California.
   10.30(xi)   First Amendment to the Lease Agreement for 549 Baltic Way,
               Sunnyvale, California.
   21.1*       Subsidiaries of Registrant.
   23.1        Consent of Independent Accountants.
   24.1*       Power of Attorney (see page 60).

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

*     Previously filed.