Form 10-Q
period 2001-03-30
HARMONIC INC
filed 2001-05-14
CIK 851310

================================================================================
                                            Total Number of Pages             26
                                            Index to Exhibits at Page        N/A


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------


                                    FORM 10-Q
                              --------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   ----------

        The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 58,229,593 at March 30, 2001.

================================================================================

                                  HARMONIC INC.

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                ----
Item 1.  Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets at March 30, 2001 (Unaudited)
     and December 31, 2000 .......................................................................................3

     Condensed Consolidated Statements of Operations for the Three Months
     Ended March 30, 2001 and March 31, 2000 (Unaudited)..........................................................4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
     March 30, 2001 and March 31, 2000 (Unaudited)................................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................14


PART  II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................25

Item 5.  Other Information.......................................................................................25


PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HARMONIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                       MARCH 30,              DECEMBER 31,
                                                                                         2001                    2000
                                                                                      -----------             -----------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    42,326             $    13,505
   Short-term investments                                                                  57,480                  86,164
   Accounts receivable, net                                                                41,224                  67,726
   Inventories                                                                             64,024                  80,191
   Deferred income taxes                                                                   29,665                  30,506
   Prepaid expenses and other assets                                                        8,523                  10,961
                                                                                      -----------             -----------

     Total current assets                                                                 243,242                 289,053

Property and equipment, net                                                                58,378                  47,366

Goodwill, intangibles and other assets                                                     84,353                  89,525
                                                                                      -----------             -----------

                                                                                      $   385,973             $   425,944
                                                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $    26,750             $    32,783
   Income taxes payable                                                                    21,916                   1,109
   Accrued liabilities                                                                     54,606                  60,543
                                                                                      -----------             -----------

     Total current liabilities                                                            103,272                  94,435
                                                                                      -----------             -----------

Deferred income taxes                                                                      33,056                  35,215

Other non-current liabilities                                                               1,026                     592

Stockholders' equity:
      Preferred stock, $.001 par value, 5,000 shares authorized; no
      shares issued or outstanding                                                             --                      --

      Common Stock, $.001 par value, 150,000 shares authorized; 58,230 and
      57,891 shares issued and outstanding                                                     58                      58

   Capital in excess of par value                                                       1,954,646               1,952,784

   Accumulated deficit                                                                 (1,706,465)             (1,657,800)

   Accumulated other comprehensive income                                                     380                     660
                                                                                      -----------             -----------

     Total stockholders' equity                                                           248,619                 295,702
                                                                                      -----------             -----------

                                                                                      $   385,973             $   425,944
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

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                             MARCH 30,            MARCH 31,
                                                               2001                 2000
                                                             --------             -------
Net sales                                                    $ 40,274             $62,863

Cost of sales                                                  51,034              33,067
                                                             --------             -------

Gross profit (loss)                                           (10,760)             29,796
                                                             --------             -------

Operating expenses:
   Research and development                                    15,502               6,018
   Selling, general and administrative                         21,682               9,779
   Amortization of goodwill and other intangibles               3,096                  76
                                                             --------             -------

Total operating expenses                                       40,280              15,873
                                                             --------             -------

Income (loss) from operations                                 (51,040)             13,923

Interest and other income, net                                  1,556               1,121
                                                             --------             -------

Income (loss) before income taxes                             (49,484)             15,044

Provision for (benefit from) income taxes                        (819)              5,717
                                                             --------             -------

Net income (loss)                                            $(48,665)            $ 9,327
                                                             ========             =======

Net income (loss) per share
   Basic                                                     $  (0.84)            $  0.30
                                                             ========             =======
   Diluted                                                   $  (0.84)            $  0.28
                                                             ========             =======

Weighted average shares
   Basic                                                       58,161              30,716
                                                             ========             =======
   Diluted                                                     58,161              33,391
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

                                  HARMONIC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                        -----------------------------
                                                                        MARCH 30,            MARCH 31,
                                                                          2001                 2000
                                                                        --------             --------
Cash flows from operating activities:
   Net income (loss)                                                    $(48,665)            $  9,327
   Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities:
     Amortization of goodwill and other intangibles                        5,109                   76
     Depreciation                                                          4,237                1,640
     Changes in assets and liabilities:
       Accounts receivable                                                26,502               (3,217)
       Inventories                                                        16,167               (7,549)
       Prepaid expenses and other assets                                   2,440                 (232)
       Deferred income taxes                                              (1,319)                  --
       Accounts payable                                                   (6,032)                (327)
       Income taxes payable                                               20,874                3,900
       Accrued and other liabilities                                      (5,442)              (6,227)
                                                                        --------             --------

         Net cash provided by (used in) operating activities              13,871               (2,609)

Cash flows from investing activities:
   Acquisition of property and equipment                                 (16,682)              (5,489)
   Loss on disposal of assets                                              1,432                   44
   Proceeds from sale of investments                                      66,893               14,617
   Purchases of investments                                              (38,386)             (22,382)
                                                                        --------             --------

         Net cash provided by (used in) investing activities              13,257              (13,210)
                                                                        --------             --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                             1,862                1,829
                                                                        --------             --------

         Net cash provided by financing activities                         1,862                1,829

Effect of exchange rate changes on cash
   and cash equivalents                                                     (169)                 104
                                                                        --------             --------

Net increase (decrease) in cash and cash equivalents                      28,821              (13,886)

Cash and cash equivalents at beginning of period                          13,505               24,822
                                                                        --------             --------

Cash and cash equivalents at end of period                              $ 42,326             $ 10,936
                                                                        ========             ========

Supplemental disclosure of cash flow information:
   Income tax payments (refunds), net                                   $(20,472)            $  1,849


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  HARMONIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K and Form 10-K/A which were filed with the Securities and Exchange Commission on April 2, 2001 and April 19, 2001, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any other future period. The Company's fiscal quarters end on the Friday nearest the calendar quarter end.


NOTE 2 - CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Investments are comprised of U.S. government, state, municipal and county obligations and corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

At March 30, 2001, short-term investments of $55.2 million mature in less than one year and $2.3 million mature between one and two years.


NOTE 3 -- DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Effective January 1, 2001, the Company adopted SFAS 133, however, the adoption did not materially impact its financial position or results of operations.

The Company enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts totaling approximately $1.7 million at March 30, 2001. The open contracts mature at various dates through May 17, 2001 and hedge certain foreign currency transaction exposures in the British Pound Sterling. The unrealized gains and losses on the forward contracts at March 30, 2001 were negligible.

NOTE 4 - INVENTORIES

                                     MARCH 30,        DECEMBER 31,
In Thousands (Unaudited)               2001              2000
------------------------             --------         -----------
Raw materials                        $19,526            $20,414
Work-in-process                       12,600             13,000
Finished goods                        31,898             46,777
                                     -------            -------
                                     $64,024            $80,191
                                     =======            =======

NOTE 5 - NET INCOME (LOSS) PER SHARE

The basic net income (loss) per share is computed by dividing the net income
(loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the quarter ended March 30, 2001 because common equivalent shares, composed of common shares subject to repurchase and common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the quarter ended March 30, 2001 and March 31, 2000, 7,624,243, and 16,150,
respectively, antidilutive securities, including options, were excluded from the net income (loss) per share computations


Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income per share computations:

                                                       THREE MONTHS ENDED
                                                 -----------------------------
                                                 MARCH 30,            MARCH 31,
In Thousands (Unaudited)                           2001                2000
------------------------                         --------             --------
Net income (loss) - (numerator)                  $(48,665)            $ 9,327
                                                 ========             =======

Shares calculation - (denominator):
Average shares outstanding - basic                 58,161              30,716
Effect of Dilutive Securities:
  Potential Common Stock relating to
     stock options                                     --               2,675
                                                 --------             -------
Average shares outstanding - diluted               58,161              33,391
                                                 ========             =======

Net income (loss) per share - basic              $  (0.84)            $  0.30
                                                 ========             =======
Net income (loss) per share - diluted            $  (0.84)            $  0.28
                                                 ========             =======


NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) was as follows:

                                                          THREE MONTHS ENDED
                                                    -----------------------------
                                                    MARCH 30,            MARCH 31,
In Thousands (Unaudited)                              2001                 2000
------------------------                            --------             --------
Net income (loss)                                   $(48,665)            $ 9,327
Change in unrealized loss on investments                (111)                (76)
Currency translation                                    (169)                115
                                                    --------             -------
Total comprehensive income (loss)                   $(48,945)            $ 9,366
                                                    ========             =======


NOTE 7 - ACQUISITIONS

DiviCom Business.

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

Goodwill and intangible assets of $1.7 billion were recorded at the time of the merger and are being amortized on a straight-line basis over the estimated useful of five years. In-process research and development of $38.7 million, which had not reached the stage of technological feasibility at the acquisition date, and had no alternative future use, was immediately charged to operations.

As of December 31, 2000, the Company recorded an impairment charge of $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The DiviCom business had experienced a significant decrease in the demand for its products and services as customers in the digital headend systems market reduced levels of current and planned capital expenditures and, as a result, revenues, cash flows, and expected future growth rates decreased. Because the estimated future undiscounted cash flow of this operation was less than the carrying value of the related long-lived assets as of December 31, 2000, an impairment charge was required to write-down long-lived assets to management's best estimate of this operation's future discounted cash flows. As a result of the impairment charge, the Company wrote off the remaining unamortized goodwill of $1.3 billion as of December 31, 2000 and reduced on a pro rata basis the recorded value of other identified intangibles related to its acquisition of the DiviCom business to $79.3 million, which is being amortized over a remaining useful life of approximately four years.

The following unaudited pro forma summary presents the combined statement of operations as if the merger had been completed on January 1, 2000 and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future. Impairment was assumed to have occurred as of December 31, 2000, thus the pro forma summary below for the quarter ended March 31, 2000, includes amortization of goodwill and other intangibles net of deferred tax benefit of $82.4 million based on the purchase price allocation prior to the impairment charge.

                                          THREE MONTHS ENDED
                                    ------------------------------
                                    MARCH 30,            MARCH 31,
In Thousands (Unaudited)              2001                 2000
------------------------            --------             ---------
Net sales                           $ 40,274             $ 102,265

Net loss                             (48,665)              (72,090)

Net loss per share
      Basic and diluted             $  (0.84)            $   (1.26)

Weighted average shares
      Basic and diluted               58,161                57,116


Cogent Technology, Inc.

In July 2000, Harmonic completed the acquisition of privately-held Cogent Technology, Inc. ("Cogent") of Santa Cruz, California, a developer of advanced MPEG-2 technology for the migration from analog to digital television on

PCI based platforms. The purchase price of $7.9 million was accounted for as a stock-for-stock transaction under the purchase method of accounting. The excess of the purchase price over the fair value of the acquired assets resulted in the recording of $9.1 million of goodwill and intangibles and a $2.8 million deferred tax liability, which are being amortized on a straight-line basis over the estimated useful life of five years.

NOTE 8 - LEGAL PROCEEDINGS

Securities Litigation

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

On November 27, 2000, plaintiffs filed a consolidated amended complaint. On December 7, 2000, plaintiffs filed a "corrected" consolidated amended complaint ("the Complaint"). The Complaint is brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between January 19 and June 26, 2000. The Complaint also alleges claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also names C-Cube Microsystems Inc. and several of its officers and directors as defendants. The Complaint alleges that, by making false or misleading statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint also alleges that the defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On February 13, 2001, the defendants filed motions to dismiss the Complaint. Although a hearing is scheduled for May 23, 2001, the parties currently are discussing the possibility of moving the hearing to accommodate a scheduling conflict.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. The Court has approved a stipulation by the parties to stay the derivative action pending a decision on the motions to dismiss the securities class actions. The parties have agreed to meet and confer regarding further scheduling in the derivative action following the hearing on the motion to dismiss the securities class action if no ruling on the motions to dismiss has been made by April 15, 2001.

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

                                                    THREE MONTHS ENDED
                                                ----------------------------
                                                MARCH 30,           MARCH 31,
In Thousands (Unaudited)                          2001                2000
------------------------                        --------            --------
Net Sales:
     Broadband Access Networks                  $ 18,805             $55,843
     Convergent Systems                           21,469               7,020
                                                --------             -------
     Total net sales                            $ 40,274             $62,863
                                                ========             =======
Loss from operations:
     Broadband Access Networks                  $(22,775)
     Convergent Systems                          (17,284)
                                                --------
Total segment loss from operations               (40,059)

Amortization of goodwill and other                (5,109)
   intangibles
Interest  and other income, net                    1,556
Corporate and unallocated costs, and              (5,872)
   eliminations
                                                --------
Loss before income taxes                        $(49,484)
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

In order to further expand our digital systems capability, the Company completed its merger with C-Cube Microsystems Inc. in May 2000, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated October 27, 1999. Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube's DiviCom business, which provides MPEG-2 encoding products and systems for digital television. The merger was structured as a tax-free exchange of stock and has been accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube was converted into 0.5427 shares of Harmonic common stock. The purchase price, including merger-related costs, was approximately $1.8 billion. The purchase price was allocated to the assets acquired and liabilities assumed, resulting in allocation of approximately $1.7 billion to identified intangibles and goodwill. As of December 31, 2000, the Company determined that there was an impairment and recorded an impairment charge of $1.4 billion, eliminating goodwill and reducing identified intangibles acquired to $79.3 million. See Note 7 in the unaudited Notes to Condensed Consolidated Financial Statements.

The merger closed on May 3, 2000, and Harmonic has consolidated the results of the DiviCom business in its financial statements from that date forward. The merged company has been organized into two operating divisions, Broadband Access Networks ("BAN") for fiber optic systems and Convergent Systems ("CS") for digital headend systems. While the two divisions have been organized generally around the pre-merger Harmonic fiber optics systems and the DiviCom digital headend systems, respectively, these divisions do not correspond to the pre-merger companies in significant ways. For example, Harmonic's TRANsend and CyberStream product lines are now part of the CS division. Each of these divisions have its own separate management team, with a worldwide sales, sales support and systems integration group supporting both divisions.

Harmonic's net sales decreased 36% in the first quarter of 2001 compared to the first quarter of 2000 despite the inclusion of DiviCom, and have been below internal expectations, as well as the expectations of securities analysts, during each of the last four sequential quarters. The Company expects cable and satellite industry spending to remain weak at least through the second quarter of 2001. Major customers including AT&T have imposed shipment holds or cancelled or delayed orders with Harmonic and other vendors or announced plans to reduce capital spending this year. The factors contributing to this slow-down in capital spending include uncertain worldwide economic conditions, reduced access to capital markets for certain new and existing customers and inventory levels held by some operators in excess of current deployment requirements. While Harmonic is unable to predict if sales will continue to decline or when sales will increase, the Company has recently implemented cost control measures including a reduction in the work force of approximately 10% in February 2001 and a further 15% reduction in April 2001. Charges of $14 million are included in operating results for the first quarter of 2001 related to inventory provisions resulting from streamlining of our product lines, costs associated with the relocation of the former DiviCom employees to new facilities in Sunnyvale, California and severance costs associated with the February work force reduction. The Company also expects to take additional charges of approximately $1.2 million in the second quarter of 2001 for severance costs associated with the April reduction and may incur further charges in the second quarter as a result of an on-going review of its current facilities requirements. The Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the second quarter of 2001, and can not predict when it will return to profitability.

Due to lower than expected sales during the last four sequential quarters, Harmonic failed to meet its internal expectations, as well as the expectations of securities analysts, and the price of our common stock declined significantly. See "Factors That May Affect Our Future Operations--Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline."


RESULTS OF OPERATIONS

NET SALES

The Company's net sales decreased 36% from $62.9 million in the first quarter of 2000 to $40.3 million in the first quarter of 2001. This decrease was due principally to significantly lower sales within the BAN division, partially offset by the inclusion of sales from DiviCom. BAN sales for the first quarter of 2001 declined by 66% as compared to the first quarter of 2000, primarily due to lower cable industry spending and significantly reduced sales to AT&T and RCN, which accounted for a total of 43% of sales in the first quarter of 2000 compared to less than 5% for the first quarter of 2001. CS sales increased $14.5 million during the first quarter of 2001 compared to the first quarter of 2000 primarily due to the inclusion of DiviCom sales. DiviCom product sales in the first quarter of 2001 were significantly lower than in the comparable period of 2000 due principally to reduced spending by satellite operators and in part to the impact of changes in our sales organization resulting from the merger. As a result of the significant reduction in sales to domestic customers, international sales represented 56% of net sales in the first quarter of 2001 compared to 33% in the first quarter of 2000.


GROSS PROFIT (LOSS)

Gross profit decreased from $29.8 million (47% of net sales) in the first quarter of 2000 to a gross loss of $10.8 million (-27% of net sales) in the first quarter of 2001. The decrease in gross profit and gross margin, which was partially offset by the inclusion of DiviCom, was primarily due to decreased sales and associated lower fixed cost absorption, and the recording of inventory provisions of approximately $19 million of which approximately $11 million related to streamlining of product lines and reducing the number of products which have low margins or volumes. A less favorable product mix in BAN which included a higher percentage of node products, the amortization of intangibles related to the C-Cube and Cogent acquisitions of $2.0 million, and high fixed costs associated with the CS systems integration group also contributed to the decline of gross margins. The Company expects gross profit and gross margins to improve in the second quarter of 2001 due to the actions taken in April 2001 to streamline product lines and consolidate manufacturing operations into a single organization.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $6.0 million (10% of net sales) in the first quarter of 2000 to $15.5 million (38% of net sales) in the first quarter of 2001. The increase in absolute dollars was principally attributable to the inclusion of DiviCom. The increase in research and development as a percentage of net sales was attributable to lower sales and inclusion of DiviCom, which historically has spent a higher percentage of net sales on research and development than has Harmonic. Harmonic anticipates research and development expenses will continue to increase in absolute dollars due to the inclusion of DiviCom, although they may vary as a percentage of net sales.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased from $9.8 million (16% of net sales) in the first quarter of 2000 to $21.7 million (54% of net sales) in the first quarter of 2001. The increase in absolute expenses was primarily due to the inclusion of DiviCom. The increase in selling, general and administrative expenses as a percentage of net sales was principally attributable to decreased net sales. Harmonic anticipates that selling, general and administrative expenses will continue to increase in absolute dollars due to the inclusion of DiviCom, although such expenses may vary as a percentage of net sales.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets of approximately $90.0 million were recorded in connection with the C-Cube merger and Cogent acquisition, after an impairment charge of $1.4 billion was recorded as of December 31, 2000. During the first quarter of 2001, the Company recorded $3.1 million of amortization expense related to the remaining goodwill and other intangibles, which are being amortized on a straight-line basis over the estimated useful lives of 5 years. See Note 7 to the unaudited Notes to Condensed Consolidated Financial Statements for the quarter ended March 30, 2001.


INTEREST AND OTHER INCOME, NET

Interest and other income, net, increased from $1.1 million in the first quarter of 2000 to $1.6 million in the first quarter of 2001. The increase was due primarily to interest earned on higher average cash and short-term investments as a result of $60 million of cash received in the merger. The Company expects interest income to decrease in future periods due to lower average cash and short-term investments.


INCOME TAXES

For the quarter ended March 30, 2001, the Company recorded a benefit from income taxes because of non-deductible goodwill and intangible amortization, which was partially offset by a provision for foreign taxes. The income tax provision for the first quarter of 2000 was based on an estimated tax rate of 38%. In 2001, the Company expects to have an annual tax provision of approximately $2 million, before amortization of goodwill and other intangibles, principally due to foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2001, cash and cash equivalents and short term investments totaled $99.8 million compared to $99.7 million as of December 31, 2000. Cash provided by operations was $13.9 million in the first quarter of 2001 compared to cash used by operations of $2.6 million in the first quarter of 2000. The increase in cash provided by operations in the first quarter of 2001, despite a significant net loss, was primarily due to a substantial decrease in accounts receivable, a decrease in inventory, and an increase in income taxes payable. During the first quarter of 2001, the Company received income tax refunds of $22.4 million, however, approximately $15.0 million is expected to be repaid during the second quarter of 2001.

The Company has a bank line of credit facility which provides for borrowings up to $10.0 million with a $3.0 million secured equipment term loan sub-limit and expires March 2002. Borrowings pursuant to the line bear interest at the bank's prime rate (prime rate plus 2.0% under the equipment term loan) and are payable monthly. There were no outstanding borrowings at March 30, 2001 under the line.

Additions to property, plant and equipment were approximately $5.4 million and $16.7 million in the first quarters of 2000 and 2001, respectively. The increase in 2001 was due principally to expenditures for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of the Company's new enterprise resource planning (ERP) software system. These major capital programs were substantially completed during the first quarter of 2001. Harmonic expects level of capital expenditures to be significantly lower during the remainder of 2001 and expects total capital expenditures for 2001 to be between $25 and $30 million.

While the Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the second quarter of 2001, it believes that its existing liquidity sources, including its bank line of credit facility will satisfy its requirements for at least the next twelve months. See "Risk Factors -- We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds In Terms Acceptable To Us."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic's subsidiaries.

FOREIGN CURRENCY EXCHANGE RISK

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

INTEREST RATE RISK

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

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales to AT&T and lower than expected sales in the CS segment during the second quarter of 2000, and lower than expected sales in the BAN segment in the third and fourth quarters of 2000 and first quarter of 2001, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors during the last four sequential quarters, and the price of our common stock declined significantly.

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

Recent developments in capital markets have reduced access to funding for new and existing customers causing delays in the timing and scale of deployments of our equipment, as well as the postponement of certain projects by our customers. In addition, Harmonic and other vendors have received notification from major customers, including AT&T, RCN and Bell South that they are imposing shipment holds, cancelling new projects, or delaying new orders to allow them to reduce inventory levels which are in excess of their current deployment requirements. The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers' deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past and could have a material adverse effect on our sales in a particular quarter. In this regard, the Company's sales decreased in each of the last three quarters and were below our expectations in the BAN and CS segments.

BAN sales decreased sequentially in each of the last four quarters and were 66% lower in the first quarter of 2001 than in the first quarter of 2000. This was due primarily to lower cable industry spending and significantly reduced sales to AT&T, which have declined from record levels in the third quarter of 1999, and reduced sales to RCN. CS sales during the last four sequential quarters, consisting principally of DiviCom products, were below DiviCom's sales levels in 1999 and the first quarter of 2000, and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators and in part to the impact of changes in our sales organization resulting from the merger. For a more detailed discussion regarding risks related to AT&T, RCN and other major customers, see "Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business".

The Company expects cable and satellite industry spending to remain weak at least through the second quarter of 2001, and Harmonic is unable to predict if sales will continue to decline or if sales will increase. The Company expects to continue to report a loss, excluding amortization of goodwill and other intangibles, at least through the second quarter of 2001, and cannot predict when or if it will return to profitability. Further, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of AT&T Or Any Other Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of Harmonic's sales and DiviCom's sales have been to relatively few customers. Sales to Harmonic's ten largest customers in 1999, 2000, and the first quarter of 2001 accounted for approximately 75%, 52% and 51% of net sales, respectively. Due in part to the consolidation of ownership of domestic cable television and direct broadcast satellite systems, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Sales to a domestic customer accounted for 12% of net sales in the first quarter of 2001. Sales to AT&T and RCN accounted for 28% and 15% of our net sales, respectively, in the first quarter of 2000 compared to less than 5% combined in the first quarter of 2001. We cannot assure you that sales to other customers will compensate for any further reduction in sales to AT&T and RCN nor can we predict the impact of restructuring plans recently announced by AT&T on our future sales to AT&T. Almost all of our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

We May Experience Continuing Difficulties Integrating The DiviCom Business.

In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our merger with DiviCom. In order to derive the expected benefits of the merger, we must complete the integration of the companies' product offerings, coordinate research and development and sales and marketing efforts, and complete the implementation of facilities' moves and common information systems. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could adversely affect our business, financial condition and operating results. The process of combining the organizations has caused interruption of, and a loss of momentum in, certain of our business activities. In addition, we have experienced the loss of certain key employees since the merger, principally due to intense competition for qualified technical and other personnel in the San Francisco Bay Area. We cannot assure you that disruptions associated with the DiviCom acquisition, including the loss of key personnel, will not continue to adversely affect our business and operating results.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in 1999, 2000, and the first quarter of 2001 represented 30%, 36% and 56%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

We Need To Effectively Manage Our Operations And The Cyclical Nature of Our Business

The growth of our operations and cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, in February 2001 and again in April 2001, we reduced our work force by approximately 10% and 15%, respectively, due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees, including our new Chief Operating Officer, Michael Moone, into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. In particular, in April 2001 we implemented a new management information system. We believe this new system will significantly affect many aspects of our business, including accounting, manufacturing operations, purchasing, sales and marketing functions. The successful implementation of this system is expected to be critical to our business. There can be no assurance that we will complete the transition to the new system in an efficient, cost-effective or timely manner or that the new information system will be adequate to support our operations. If we fail to manage our existing operations or any future growth effectively, our business could suffer.

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

We Are Liable For C-Cube's Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube's semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid on August 15, 2000. C-Cube determined the valuation by using the volume weighted average price on May 3, 2000, the first trading day following the spin-off, which resulted in a share price of $21.74. Under state law, Harmonic generally is liable for all of C-Cube's debts, including C-Cube's liability for taxes resulting from the spin-off. C- Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube's tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic. The spun-off semiconductor business recently agreed to be acquired by LSI Logic, which will assume these obligations to Harmonic.

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

Harmonic's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies that are important to us. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the telecommunications industry grow. In this regard, since December 2000, we have been in communication with several of Harmonic's customers who have been contacted by one of these leading companies that believes certain of our products require a license under a number of their patents. We currently are reviewing the identified patents to examine whether we consider a license necessary. While it is our understanding that the third party is willing to grant our customers a non-exclusive license under the identified patents, there is no assurance that the terms of any offered license would be acceptable to them or that failure to obtain a license would not cause our operating results to be materially adversely affected.

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

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While we expect to report a loss, excluding amortization of goodwill at least through the second quarter of 2001, we currently believe that our existing liquidity sources, including bank line of credit facility, will satisfy our requirements for at least the next twelve months. However, we may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles, or to take advantage of unanticipated opportunities.

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

On November 27, 2000, plaintiffs filed a consolidated amended complaint. On December 7, 2000, plaintiffs filed a "corrected" consolidated amended complaint ("the Complaint"). The Complaint is brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between January 19 and June 26, 2000. The Complaint also alleges claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also names C-Cube Microsystems Inc. and several of its officers and directors as defendants. The Complaint alleges that, by making false or misleading statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint also alleges that the defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On February 13, 2001, the defendants filed motions to dismiss the Complaint. Although a hearing is scheduled for May 23, 2001, the parties currently are discussing the possibility of moving the hearing to accommodate a scheduling conflict.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. The Court has approved a stipulation by the parties to stay the derivative action pending a decision on the motions to dismiss the securities class actions. The parties have agreed to meet and confer regarding further scheduling in the derivative action following the hearing on the motion to dismiss the securities class action if no ruling on the motions to dismiss has been made by April 15, 2001.

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

On November 27, 2000, plaintiffs filed a consolidated amended complaint. On December 7, 2000, plaintiffs filed a "corrected" consolidated amended complaint ("the Complaint"). The Complaint is brought on behalf of a purported class of persons who purchased the Company's publicly traded securities between January 19 and June 26, 2000. The Complaint also alleges claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also names C-Cube Microsystems Inc. and several of its officers and directors as defendants. The Complaint alleges that, by making false or misleading statements regarding the Company's prospects and customers and its acquisition of C-Cube, the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Complaint also alleges that the defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On February 13, 2001, the defendants filed motions to dismiss the Complaint. Although a hearing is scheduled for May 23, 2001, the parties currently are discussing the possibility of moving the hearing to accommodate a scheduling conflict.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. The Court has approved a stipulation by the parties to stay the derivative action pending a decision on the motions to dismiss the securities class actions. The parties have agreed to meet and confer regarding further scheduling in the derivative action following the hearing on the motion to dismiss the securities class action if no ruling on the motions to dismiss has been made by April 15, 2001.

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



Dated:  May 14, 2001

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