Form 10-Q
period 2001-06-29
HARMONIC INC
filed 2001-08-13
CIK 851310

Total Number of Pages        28
Index to Exhibits at Page    N/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-25826

HARMONIC INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	77-0201147 (I.R.S. EMPLOYER IDENTIFICATION NO.)

549 BALTIC WAY
SUNNYVALE, CA 94089
(408) 542-2500

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE
NUMBER, INCLUDING AREA CODE, OF REGISTRANT’S
PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 58,236,196 at June 29, 2001.

HARMONIC INC.

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	JUNE 29,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$26,003	$13,505

Short-term investments	35,906	86,164

Accounts receivable, net	50,915	67,726

Inventories	62,093	80,191

Deferred income taxes	28,824	30,506

Prepaid expenses and other assets	6,698	10,961

Total current assets	210,439	289,053

Property and equipment, net	59,966	47,366

Goodwill, intangibles and other assets	78,804	89,525

	$349,209	$425,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$20,649	$32,783

Current portion of long-term debt	949	—

Income taxes payable	21,973	1,109

Accrued liabilities	57,131	60,543

Total current liabilities	100,702	94,435

Long-term debt, less current portion	1,423	—

Deferred income taxes	31,039	35,215

Other non-current liabilities	1,244	592

Stockholders’ equity:

Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—

Common Stock, $.001 par value, 150,000 shares authorized; 58,236 and 57,891 shares issued and outstanding	58	58

Capital in excess of par value	1,954,881	1,952,784

Accumulated deficit	(1,740,589)	(1,657,800)

Accumulated other comprehensive income	451	660

Total stockholders’ equity	214,801	295,702

	$349,209	$425,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2001	2000	2001	2000

Net sales	$49,330	$79,963	$89,604	$142,826

Cost of sales	41,051	49,118	92,085	82,185

Gross profit (loss)	8,279	30,845	(2,481)	60,641

Operating expenses:

Research and development	14,013	11,951	29,515	17,969

Selling, general and administrative	25,830	16,016	47,512	25,795

Amortization of goodwill and other intangibles	3,096	55,256	6,192	55,332

Acquired in-process technology	—	38,700	—	38,700

Total operating expenses	42,939	121,923	83,219	137,796

Loss from operations	(34,660)	(91,078)	(85,700)	(77,155)

Interest and other income (expense), net	(142)	4,814	1,414	5,935

Loss before income taxes	(34,802)	(86,264)	(84,286)	(71,220)

Provision for (benefit from) income taxes	(678)	799	(1,497)	6,515

Net loss	$(34,124)	$(87,063)	$(82,789)	$(77,735)

Net loss per share
Basic and Diluted	$(0.59)	$(1.81)	$(1.42)	$(1.98)

Weighted average shares
Basic and Diluted	58,177	47,980	58,119	39,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	JUNE 29,	JUNE 30,
	2001	2000

Cash flows from operating activities:

Net loss	$(82,789)	$(77,735)

Adjustments to reconcile net loss to cash used in operating activities:

Amortization of goodwill and other intangibles	10,219	58,417

Acquired in-process technology	—	38,700

Depreciation	9,164	4,790

Changes in assets and liabilities:

Accounts receivable	16,811	(21,548)

Inventories	18,098	(15,086)

Prepaid expenses and other assets	4,764	(5,266)

Deferred income taxes	(2,495)	—

Accounts payable	(12,132)	223

Income taxes payable	20,933	1,212

Accrued and other liabilities	(2,759)	(18,742)

Net cash used in operating activities	(20,186)	(35,035)

Cash flows from investing activities:

Acquisition of property and equipment	(23,271)	(9,776)

Loss on disposal of assets	1,506	—

Proceeds from sale of investments	99,515	24,307

Purchases of investments	(49,439)	(50,534)

Net cash received from DiviCom acquisition	—	393,739

Net cash provided by investing activities	28,311	357,736

Cash flows from financing activities:

Borrowings under bank line of credit	2,372	—

Proceeds from issuance of common stock, net	2,097	2,597

Net cash provided by financing activities	4,469	2,597

Effect of exchange rate changes on cash and cash equivalents	(96)	310

Net increase in cash and cash equivalents	12,498	325,608

Cash and cash equivalents at beginning of period	13,505	24,822

Cash and cash equivalents at end of period	$26,003	$350,430

Supplemental disclosure of cash flow information:

Income tax payments (refunds), net	$(20,472)	$9,266

Non-cash financing activities:

Issuance of Common Stock and assumption of options in DiviCom acquisition	$—	$1,792,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K and Form 10-K/A which were filed with the Securities and Exchange Commission on April 2, 2001 and April 19, 2001, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” FAS No. 141 requires applicable business combinations to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company does not expect that the adoption of SFAS 141 will have a significant impact on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002, and is currently assessing the impact of SFAS 142 on its financial position and results of operations.

NOTE 3 — CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Investments are comprised of U.S. government, state, municipal and county obligations and corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

At June 29, 2001, short-term investments of $31.4 million mature in less than one year and $4.5 million mature between one and two years.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Effective January 1, 2001, the Company adopted SFAS 133, however, the adoption did not materially impact its financial position or results of operations.

The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts totaling approximately $1.5 million at June 29, 2001. The open contracts mature at various dates through August 20, 2001 and hedge certain foreign currency transaction exposures in the British Pound Sterling. The unrealized gains and losses on the forward contracts at June 29, 2001 were negligible.

NOTE 5 — INVENTORIES

	JUNE 29,	DECEMBER 31,
In Thousands (Unaudited)	2001	2000

Raw materials	$22,092	$20,414

Work-in-process	10,747	13,000

Finished goods	29,254	46,777

	$62,093	$80,191

NOTE 6 — LINE OF CREDIT AND LONG-TERM DEBT

The Company has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $3.0 million secured equipment term loan sub-limit and expires February 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% under the equipment term loan) and are payable monthly. The line contains certain financial and other covenants and as of June 29, 2001, the Company was not in compliance with two of its covenants. The Company has obtained a waiver from the bank for the breach of covenant. During the second quarter of 2001, the Company borrowed $2.4 million under its equipment term loan, which was outstanding as of June 29, 2001. The term loan is payable monthly, bears a 10% annual interest rate and matures in December 2003. There were no other outstanding borrowings under the line at June 29, 2001.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 29, 2001 and June 30, 2000 because common equivalent shares, composed of common shares subject to repurchase and common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three and six month periods ended June 29, 2001 and June 30, 2000, 7.1 million and 6.4 million, respectively of antidilutive securities, including options, were excluded from the net loss per share computations.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive losses were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
In Thousands (Unaudited)	2001	2000	2001	2000

Net loss	$(34,124)	$(87,063)	$(82,789)	$(77,735)

Change in unrealized income (loss) on investments	(2)	61	(113)	(14)

Currency translation	73	445	(96)	560

Total comprehensive loss	$(34,053)	$(86,557)	$(82,998)	$(77,189)

NOTE 9 — ACQUISITIONS

DiviCom Business.

On May 3, 2000, Harmonic completed its merger with C-Cube Microsystems Inc. (“C-Cube”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated October 27, 1999. Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company prior to the closing. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube’s DiviCom business. The merger was structured as a tax-free exchange of stock and was accounted for using the purchase method of accounting.

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

Goodwill and intangible assets of $1.7 billion were recorded at the time of the merger and are being amortized on a straight-line basis over the estimated useful life of five years. In-process research and development of $38.7 million, which had not reached the stage of technological feasibility at the acquisition date, and had no alternative future use, was immediately charged to operations.

As of December 31, 2000, the Company recorded an impairment charge of $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business in accordance with the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). The DiviCom business had experienced a significant decrease in the demand for its products and services as customers in the digital headend systems market reduced levels of current and planned capital expenditures and, as a result, revenues, cash flows, and expected future growth rates decreased. Because the estimated future undiscounted cash flow of this operation was less than the carrying value of the related long-lived assets as of December 31, 2000, an impairment charge was required to write-down long-lived assets to management’s best estimate of this operation’s future discounted cash flows. As a result of the impairment charge, the Company wrote off the remaining unamortized goodwill of $1.3 billion as of December 31, 2000 and reduced on a pro rata basis the recorded value of other identified intangibles related to its acquisition of the DiviCom business to $79.3 million, which is being amortized over a remaining useful life of approximately four years.

The following unaudited pro forma summary presents the combined statement of operations as if the merger had been completed on January 1, 2000 and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future. Impairment was assumed to have occurred as of December 31, 2000, thus the pro forma summary below for the six months ended June 30, 2000, includes amortization of goodwill and other intangibles net of deferred tax benefit of $164.7 million based on the purchase price allocation prior to the impairment charge.

	SIX MONTHS ENDED

	JUNE 29,	JUNE 30,
In Thousands (Unaudited)	2001	2000

Net sales	$89,604	$182,228

Net loss	(82,789)	(186,605)

Net loss per share

Basic and diluted	$(1.42)	$(4.74)

Weighted average shares

Basic and diluted	58,119	39,348

Cogent Technology, Inc.

In July 2000, Harmonic completed the acquisition of privately-held Cogent Technology, Inc. (“Cogent”) of Santa Cruz, California, a developer of advanced MPEG-2 technology for the migration from analog to digital television on PCI based platforms. The purchase price of $7.9 million was accounted for as a stock-for-stock transaction under the purchase method of accounting. The excess of the purchase price over the fair value of the acquired assets resulted in the recording of $9.1 million of goodwill and intangibles and a $2.8 million deferred tax liability, which are being amortized on a straight-line basis over the estimated useful life of five years.

NOTE 10 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Prior to the acquisition of the DiviCom business, Harmonic was organized as one operating segment. On May 3, 2000, Harmonic completed the acquisition of the DiviCom business, thus changing its organizational structure. The merged company has been organized into two operating segments: Broadband Access Networks (“BAN”) for fiber optic systems, and Convergent Systems (“CS”) for digital headend systems. These segments do not correspond to the pre-merger companies in significant ways. For example, Harmonic’s TRANsend and CyberStream product lines are part of the CS segment. Each of these operating segments require their own development and marketing strategies and therefore have separate management teams, however, a worldwide sales, systems integration and operations group supports both operating segments.

The results of the reportable segments are derived directly from the Company’s management reporting system. These results reported below are based on Harmonic’s method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. Subsequent to the acquisition of DiviCom, management commenced measuring the performance of each segment based on several metrics, including revenue, and income or loss from operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Revenue for the prior periods has been reclassified to reflect the new organizational structure. The reclassified revenue for the prior periods reflects only Harmonic’s revenue, and not the historical revenue of the DiviCom business. However, income or loss from operations is not available and is impractical to prepare for the periods prior to the quarter ended June 30, 2000, and accordingly, has not been presented. Net income or loss, and assets and liabilities are not internally reported by business segment.

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
In Thousands (Unaudited)	2001	2000	2001	2000

Net Sales:

Broadband Access Networks	$20,845	$53,159	$39,650	$109,002

Convergent Systems	28,485	26,804	49,954	33,824

Total net sales	$49,330	$79,963	$89,604	$142,826

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
In Thousands (Unaudited)	2001	2000	2001	2000

Loss from operations:

Broadband Access Networks	$(9,100)	$12,451	$(31,876)

Convergent Systems	(8,514)	(3,785)	(25,798)

Total segment income (loss) from operations	(17,614)	8,666	(57,674)

Amortization of goodwill and other intangibles	(5,110)	(58,220)	(10,219)

Acquired in-process technology	—	(38,700)	—

Interest and other income (expense), net	(142)	4,814	1,414

Corporate and unallocated costs, and eliminations	(11,936)	(2,824)	(17,807)

Loss before income taxes	$(34,802)	$(86,264)	$(84,286)

NOTE 11 — LEGAL PROCEEDINGS

Securities Litigation

Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

The most recent complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding the Company’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On February 13, 2001, the defendants filed motions to dismiss the complaint. On July 3, 2001, the Court granted defendants’ motions with leave to amend. The Court gave plaintiffs until August 13, 2001 to file an amended complaint.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On November 27, 2000, the Court approved a stipulation by the parties staying the derivative action pending a decision on the motions to dismiss the securities class actions and requiring the parties to meet and confer regarding further scheduling if no ruling on the motions to dismiss the securities class actions had been made by April 15, 2001. When the date for hearing those motions was postponed, the parties agreed to extend that time.

Based on its review of the previous complaints in the securities class action and consultations with legal counsel, the Company believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future operating results, relating to revenue, gross margins and profits, expense levels, interest income, and tax provisions, future capital expenditures, future cash flows, future borrowing capability, future liquidity, and the impact of the merger with C-Cube Microsystems, Inc. (“C-Cube”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q.

OVERVIEW

Harmonic Inc. (“Harmonic” or the “Company”) designs, manufactures and markets digital and fiber optic systems for delivering video, voice and data services over cable, satellite and wireless networks. Historically, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our TRANsend digital headend products in 1997 and the subsequent purchase of New Media Communication Ltd., which changed its name to Harmonic Data Systems Ltd., we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

In order to further expand our digital systems capability, the Company completed its merger with C-Cube Microsystems Inc. in May 2000, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated October 27, 1999. Under the terms of the Merger Agreement, C-Cube spun off its semiconductor business as a separate publicly traded company. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube’s DiviCom business, which provides MPEG-2 encoding products and systems for digital television. The merger was structured as a tax-free exchange of stock and has been accounted for under the purchase method of accounting. In the merger, each share of common stock of C-Cube was converted into 0.5427 shares of Harmonic common stock. The purchase price, including merger-related costs, was approximately $1.8 billion. The purchase price was allocated to the assets acquired and liabilities assumed, resulting in allocation of approximately $1.7 billion to identified intangibles and goodwill. As of December 31, 2000, the Company determined that there was an impairment and recorded an impairment charge of $1.4 billion, eliminating goodwill and reducing identified intangibles acquired to $79.3 million. See Note 9 in the unaudited Notes to Condensed Consolidated Financial Statements.

The merger closed on May 3, 2000, and Harmonic has consolidated the results of the DiviCom business in its financial statements from that date forward. The merged company has been organized into two operating divisions, Broadband Access Networks (“BAN”) for fiber optic systems and Convergent Systems (“CS”) for digital headend systems. While the two divisions have been organized generally around the pre-merger Harmonic fiber optics systems and the DiviCom digital headend systems, respectively, these divisions do not correspond to the pre-merger companies in significant ways. For example, Harmonic’s TRANsend and CyberStream product lines are now part of the CS division. Each of these divisions has its own separate management team, with a worldwide sales, systems integration and operations group supporting both divisions.

Harmonic net sales decreased 38% from the second quarter of 2000 to the second quarter of 2001, and decreased 37% in the first half of 2001 compared to the first half of 2000 due principally to significantly lower sales within the BAN division. Sales were below internal expectations, as well as the expectations of securities analysts during each quarter from the second quarter of 2000 through the first quarter of 2001. Certain customers cancelled or delayed orders with Harmonic and other vendors or announced plans to reduce capital spending this year. The factors contributing to this slow-down in capital spending include uncertain worldwide economic conditions, reduced access to capital markets for certain new and existing customers and inventory levels held by some operators in excess of current deployment requirements.

Sales increased 22% during the second quarter of 2001 compared to the first quarter of 2001, primarily due to the first volume shipments of our next generation digital systems in the CS division and increased penetration in major domestic cable markets in the BAN division. While the Company expects CS sales to continue to improve during the second half of 2001 due to the increased demand for our new products, the Company expects BAN sales to remain weak at least through the end of 2001 based on continued lower spending on transmission network infrastructure by the cable industry.

In order to reduce operating losses, the Company implemented cost control measures including a reduction in the work force of approximately 10% in February 2001 and a further 15% reduction in April 2001. Charges of $8.4 million were included in operating results for the second quarter of 2001, consisting of excess facility commitment costs of $7.0 million and $1.4 million for severance and other costs. The operating results for the first half of 2001 also reflected first quarter charges of $11.0 million related to inventory provisions resulting from streamlining of our product lines, and costs of $3.0 million associated with the relocation of the former DiviCom employees to the new facilities in Sunnyvale, California and severance costs associated with the February work force reduction. The Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the end of 2001, and cannot predict when it will return to profitability.

Due to lower than expected sales during each quarter from the second quarter of 2000 through the first quarter of 2001, Harmonic failed to meet its internal expectations, as well as the expectations of securities analysts, and the price of our common stock declined significantly. See “Factors That May Affect Our Future Operations — Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline.”

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales decreased 38% from $80.0 million in the second quarter of 2000 to $49.3 million in the second quarter of 2001. For the six month periods, net sales decreased 37% from $142.8 million in the first half of 2000 to $89.6 million in the first half of 2001. These decreases were due principally to significantly lower sales within the BAN division. BAN sales for the second quarter of 2001 declined by 61% compared to the second quarter of 2000, and for the first half of 2001 BAN sales declined 64% compared to the first half of 2000. The decline in BAN sales was primarily due to significantly reduced sales to AT&T Broadband and RCN, which accounted for a total of 22% of sales in the second quarter of 2000 and a total of 32% for the first half of 2000, compared to a combined total of less than 5% of sales for both the second quarter of 2001 and the first half of 2001. CS sales increased 6% during the second quarter of 2001 compared to the second quarter of 2000, reflecting the first volume shipments of the next-generation digital products, including the Narrowcast Services Gateway (NSG) and the MV50 encoder. For the first six months of 2001, CS sales increased $16.1 million compared to the first six months of 2000. This increase was primarily due to the inclusion of only two months of sales for the DiviCom business during the first half of 2000 as the C-Cube merger, accounted for as a purchase transaction, closed on May 3, 2000.

Harmonic’s domestic sales represented 77% of net sales for the second quarter of 2001 compared to 65% for the second quarter of 2000 principally due to the fact that initial customers for our new products were mainly domestic operators.

GROSS PROFIT (LOSS)

Gross profit decreased from $30.8 million (39% of net sales) in the second quarter of 2000 to $8.3 million (17% of net sales) in the second quarter of 2001. For the six month periods, gross profit decreased from $60.6 million (42% of net sales) in the first six months of 2000 to a gross loss of $2.5 million (-3% of net sales) in the first six months of 2001. The decreases in gross profit for the both periods of 2001, were primarily due to decreased net sales and associated lower fixed cost absorption; these decreases were partially offset by the inclusion of DiviCom activity for the entire first half of 2001. In addition, the reduction in gross profit for the first half of 2001 was principally attributable to the recording of inventory provisions in the first quarter of 2001 of approximately $19 million, of which approximately $11 million related to streamlining of product lines and reducing the number of products which have low margins or volumes. A less favorable product mix in BAN, which included a higher percentage of node products, the amortization of intangibles related to the C-Cube and Cogent acquisitions of $4.0 million, and high fixed costs associated with the CS systems integration group also contributed to the decline in gross profit for both periods of 2001. The Company expects gross profit and gross margins to improve in the second half of 2001 due to anticipated increasing net sales in the CS division and actions taken in the first half of 2001 to streamline product lines and consolidate manufacturing operations into a single organization.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $12.0 million (15% of net sales) in the second quarter of 2000 to $14.0 million (28% of net sales) in the second quarter of 2001. For the six month periods, research and development expenses increased from $18.0 million (13% of net sales) in 2000 to $30.0 million (33% of net sales) in 2001. The increases in absolute dollars were principally attributable to the inclusion of only two months of DiviCom expenses for the three and six month periods ended June 30, 2000. The increases in research and development as a percentage of net sales were attributable to decreased sales during the periods and inclusion of DiviCom, which historically has spent a higher percentage of net sales on research and development than has Harmonic. Harmonic anticipates research and development expenses will not significantly fluctuate in absolute dollars during the next two quarters, although such expenses may vary as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased from $16.0 million (20% of net sales) in the second quarter of 2000 to $25.8 million (52% of net sales) in the second quarter of 2001, primarily due to a $7.0 million charge for future real estate lease commitments in excess of projected needs, and to a lesser extent the inclusion of only two months of DiviCom expenses for the second quarter of 2000. For the six month periods, selling, general and administrative expenses increased from $25.8 million (18% of net sales) in 2000 to $47.5 million (53% of net sales) in 2001 for the same reasons. The increases in selling, general and administrative expenses as a percentage of net sales for both periods were principally attributable to decreased net sales and the inclusion of DiviCom. Harmonic anticipates that selling, general and administrative expenses, excluding the $7.0 million charge for excess future real estate commitments, will not significantly fluctuate in absolute dollars during the next two quarters, although such expenses may vary as a percentage of net sales.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets of approximately $1.7 billion were initially recorded in connection with the C-Cube merger resulting in amortization of $55.3 million for the second quarter of 2000. As of December 31, 2000, an impairment charge of $1.4 billion was recorded, eliminating goodwill and reducing identified intangibles acquired in the C-Cube merger. The Company recorded $3.1 million and $6.2 million of amortization expense during the second quarter and first half of 2001, respectively, related to the remaining goodwill and other intangibles, which are being amortized on a straight-line basis over the estimated useful lives of 5 years. See Note 9 to the unaudited Notes to Condensed Consolidated Financial Statements for the three and six month periods ended June 29, 2001.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002, and is currently assessing the impact of SFAS 142 on its financial position and results of operations.

ACQUIRED IN-PROCESS TECHNOLOGY

The Company recorded a $38.7 million one-time charge to operations in the second quarter of 2000 for acquired in-process technology in connection with the C-Cube merger. See Note 9 to the unaudited Notes to Condensed Consolidated Financial Statements for the three and six month periods ended June 29, 2001. This amount was expensed on the acquisition date in accordance with generally accepted accounting principles because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, decreased from $4.8 million in the second quarter of 2000 to ($0.1) million in the second quarter of 2001, and from $5.9 million for the six month period of 2000 to $1.4 million for the six month period in 2001. The decreases were due primarily to lower average cash balances and short term investments, lower interest rates, and to a lesser extent, provisions for an impairment of certain long term investments. The Company expects interest income to decrease in future periods due to lower average cash and short-term investments.

INCOME TAXES

For the three and six month periods ended June 29, 2001, the Company recorded a benefit from income taxes associated with the amortization of intangible assets, which was partially offset by a provision for foreign taxes. The income tax provision for the three and six month periods ended June 30, 2000 was based on an estimated tax rate of 38%. In 2001, the Company expects to have an annual tax provision before tax benefits associated with the amortization of intangible assets of approximately $2 million, principally due to foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2001, cash and cash equivalents and short term investments totaled $61.9 million compared to $99.7 million as of December 31, 2000. Cash used in operations was $20.2 million in the first six months of 2001 compared to cash used in operations of $35.0 million in the first six months of 2000. The decrease in cash used in operations in the first half of 2001, despite a significant net loss, was primarily due to substantial decreases in accounts receivable and inventory, and an increase in income taxes payable. During the first six months of 2001, the Company received income tax refunds of $22.4 million, of which a significant portion may be repaid in the next twelve months.

The Company has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $3.0 million secured equipment term loan sub-limit and expires February 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% under the equipment term loan) and are payable monthly. The line contains certain financial and other covenants and as of June 29, 2001, the Company was not in compliance with two of its covenants. The Company has obtained a waiver from the bank for the breach of covenant. During the second quarter of 2001, the Company borrowed $2.4 million under its equipment term loan, which was outstanding as of June 29, 2001. The term loan is payable monthly, bears a 10% annual interest rate and matures in December 2003. There were no other outstanding borrowings under the line at June 29, 2001.

Additions to property, plant and equipment were approximately $9.8 million and $23.3 million in the first six months of 2000 and 2001, respectively. The increase in 2001 was due principally to expenditures for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of the Company’s new enterprise resource planning (ERP) software system. These major capital programs were substantially completed during the first half of 2001. Harmonic expects the level of capital expenditures to be significantly lower during the second half of 2001, and expects total capital expenditures for the second half of 2001 to be between $5 to $10 million.

While the Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the end of 2001, it believes that its existing liquidity sources, including its bank line of credit facility, will satisfy its requirements for the next twelve months. See “Risk Factors — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic’s subsidiaries.

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. In addition, the Company has various international branch offices, which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, fair values or cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s financial condition and results of operations.

INTEREST RATE RISK

Harmonic’s exposure to market risk for changes in interest rates relate primarily to its investment portfolio of marketable debt securities of various issuers, types and maturities, and to a lesser extent, to borrowings under its line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of customer orders;

•	the timing of revenue from systems contracts which may span several quarters;

•	competitive market conditions;

•	our unpredictable sales cycles;

•	our ability to fully integrate the acquired DiviCom business into Harmonic’s operations;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	our development of custom products and software;

•	the level of international sales; and

•	economic conditions specific to the cable and satellite industries, and general economic conditions.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales in each quarter from the second quarter of 2000 through the first quarter of 2001, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined significantly.

We Depend On Cable and Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition.

Prior to the merger with C-Cube, almost all of Harmonic’s historic sales had been derived from sales to cable television operators and broadcasters, and it expects these sales to constitute a majority of net sales for the foreseeable future. Almost all of the DiviCom business’ historic sales have been derived from sales to satellite operators, telephone companies and cable operators. Demand for the combined company’s products will depend on the magnitude and timing of capital spending by cable television operators, broadcasters, satellite operators and telephone companies for constructing and upgrading of their systems.

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures;

•	discretionary customer spending patterns;

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video and cable modem industry standards;

•	delays associated with the evaluation of new services and system architectures by many cable television operators;

•	emphasis on marketing and customer service strategies by cable television operators instead of construction of networks; and

•	general economic conditions in domestic and international markets.

Recent developments in capital markets have reduced access to funding for new and existing customers causing delays in the timing and scale of deployments of our equipment, as well as the postponement of certain projects by our customers. In addition, Harmonic and other vendors have received notification from certain customers, including AT&T Broadband, RCN and Bell South, that they are canceling new projects, or delaying new orders to allow them to reduce inventory levels which are in excess of their current deployment requirements. The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past and could have a material adverse effect on our sales in a particular quarter. In this regard, the Company’s sales decreased each quarter from the second quarter of 2000 through the first quarter of 2001 and were below our expectations in the BAN and CS segments.

BAN sales have been decreasing from the third quarter of 2000 through the first quarter of 2001 and were 61% lower in the second quarter of 2001 than in the second quarter of 2000 and were 64% lower in the first half of 2001 compared to the first half of 2000. This was due primarily to significantly reduced sales to AT&T Broadband, which have declined from record levels in the third quarter of 1999, and reduced sales to RCN. CS sales from the second quarter of 2000 through the first quarter of 2001 consisting principally of DiviCom products, were below DiviCom’s sales levels in 1999 and the first quarter of 2000, and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators and in part to the impact of changes in our sales organization resulting from the merger. For a more detailed discussion regarding risks related to AT&T, RCN and other major customers, see “Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business”.

While the Company expects BAN sales to remain weak at least through the end of 2001, the Company expects CS sales to continue to improve based on increased orders and demand for our next generation digital systems such as Narrowcast Services Gateway (NSG) and the MV50 encoder. The Company expects to continue to report a loss, excluding amortization of goodwill and other intangibles, at least through the end of 2001, and cannot predict when or if it will return to profitability. Further, cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of Harmonic’s sales and DiviCom’s sales have been to relatively few customers. Sales to Harmonic’s ten largest customers in 1999, 2000, and the first half of 2001 accounted for approximately 75%, 52% and 53% of net sales, respectively. There has been significant consolidation of ownership of cable television and direct broadcast satellite systems in recent years, a trend which we expect to continue. For example, AT&T has announced plans for a corporate restructuring, including the spin-out of AT&T Broadband and has also indicated that it will consider offers for the purchase of AT&T Broadband. In addition, General Motors has stated that it is in talks to sell its holdings in Hughes Electronics, the parent company of DirecTV. As a result of customer consolidation, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Sales to three domestic customers accounted for 18%, 12% and 12%, respectively, of net sales in the second quarter of 2001. Sales to AT&T Broadband and RCN accounted for 18% and 14% of our net sales, respectively, in the first half of 2000 compared to less than 5% of combined net sales in the first half of 2001. We cannot assure you that sales to other customers will compensate for any further reduction in sales to AT&T Broadband and RCN nor can we predict the impact of restructuring plans recently announced by AT&T on our future sales to AT&T Broadband. Almost all of our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

If Sales Forecasted For A Particular Period Are Not Realized In That Period Due To The Unpredictable Sales Cycles Of Our Products, Our Operating Results For That Period Will Be Harmed.

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

•	a significant technical evaluation;

•	a commitment of capital and other resources by cable, satellite, and other network operators;

•	delays associated with cable, satellite, and other network operators’ internal procedures to approve large capital expenditures;

•	time required to engineer the deployment of new technologies or services within broadband networks; and

•	testing and acceptance of new technologies that affect key operations.

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated.

As a result of the merger, a significant portion of our revenue is derived from systems contracts. A substantial portion of DiviCom’s revenues is from systems contracts that include a combination of product sales as well as installation and integration services. Revenue forecasts are based on estimated timing of the systems installation and integration. Because the systems contracts generally span several quarters, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.

We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.

From time to time, we receive indications from our customers as to their future plans and requirements to ensure that we will be prepared to meet their demand for our products. If actual orders differ materially from these indications, our ability to manage inventory and expenses may be affected. In addition, if we fail to meet customers’ supply expectations, we may lose business from such customers. If we enter into purchase commitments to acquire materials, acquire materials or manufacture products or otherwise expend resources, and such products are not purchased by our customers, our business and operating results could suffer.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in 1999, 2000, and the first half of 2001 represented 30%, 36% and 38%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in staffing and managing foreign operations; and

•	political and economic instability.

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

Harmonic’s competitors in the cable television fiber optics systems business include significantly larger corporations such as ADC Telecommunications, ARRIS (formerly ANTEC, a company owned in part by Nortel and AT&T), Motorola, Philips and Scientific-Atlanta.

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

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, U.S. cable operators have to date mostly purchased proprietary digital systems from Motorola and Scientific-Atlanta. While certain operators have made limited purchases of the “open” systems provided by Harmonic, we cannot assure you that our digital products will find broad market acceptance with U.S. cable operators. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems’ business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

Broadband Communications Markets Are Relatively Immature And Characterized By Rapid Technological Change.

Broadband communications markets are relatively immature, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telephone companies or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer.

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products:

•	are not cost effective,

•	are not brought to market in a timely manner,

•	are not in accordance with evolving industry standards and architectures, or

•	fail to achieve market acceptance.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature of Our Business.

The growth of our operations and cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, in February 2001 and again in April 2001, we reduced our work force by approximately 10% and 15%, respectively, due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees, including our new Chief Operating Officer, Michael Moone, into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. In particular, in April 2001 we implemented a new enterprise resource planning (ERP) software system. We believe this new system significantly affects many aspects of our business, including accounting, manufacturing operations, purchasing, sales and marketing functions. The successful implementation of this system is critical to our business. There can be no assurance that we will complete the transition to the new system in an efficient, cost-effective or timely manner or that the new information system will be adequate to support our operations. If we fail to manage our existing operations or any future growth effectively, our business could suffer.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While we expect to report a loss, excluding amortization of goodwill at least through the end of 2001, we currently believe that our existing liquidity sources, including bank line of credit facility will satisfy our requirements for the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing needs, or to take advantage of unanticipated opportunities.

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

We May Experience Continuing Difficulties Integrating The DiviCom Business.

In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with our merger with DiviCom. In order to derive the expected benefits of the merger, we must complete the integration of the companies’ product offerings, and more fully coordinate research and development and sales and marketing efforts. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could adversely affect our business, financial condition and operating results. The process of combining the organizations has caused interruption of, and a loss of momentum in, certain of our business activities. In addition, we experienced the loss of certain key employees after the merger, principally due to intense competition for qualified technical and other personnel in the San Francisco Bay Area. We cannot assure you that disruptions associated with the DiviCom acquisition, including the loss of key personnel, will not continue to adversely affect our business and operating results.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube’s semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid on August 15, 2000. C-Cube determined the valuation by using the volume weighted average price on May 3, 2000, the first trading day following the spin-off, which resulted in a share price of $21.74. Under state law, Harmonic generally is liable for all of C-Cube’s debts, including C-Cube’s liability for taxes resulting from the spin-off. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic. The spun-off semiconductor business was recently acquired by LSI Logic, which will assume these obligations to Harmonic.

Due To The Structure Of The Merger Transaction, Harmonic Is Liable For C-Cube’s General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube’s Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

The merger of C-Cube into Harmonic, with Harmonic as the surviving entity, resulted in our assuming all of the liabilities of C-Cube at the time of the merger. Pursuant to the merger agreement, Harmonic is indemnified by the spun-off semiconductor business for liabilities associated with C-Cube’s historic semiconductor business. However, if LSI Logic is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube’s historic semiconductor business are asserted, we would have to assume such obligations. Those obligations could have a material adverse effect on us.

We May Be Subject To Risks Associated With Other Acquisitions.

We have made and may make investments in complementary companies, products or technologies. If we make acquisitions, we could have difficulty assimilating or retaining the acquired companies’ personnel and operations or integrating the acquired technology or products into ours. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition and operating results could be harmed.

Difficulties In The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.

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

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, we may not be able to fully recognize the benefits of the acquisition. See “Supply, License and Development Agreement” at page 60 of the joint proxy statement filed with the Securities and Exchange Commission on March 23, 2000, for further details of Harmonic’s business relationship with the spun-off semiconductor business after the merger.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 32 issued United States patents and 8 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies that are important to us. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the telecommunications industry grow. In this regard, since December 2000, we have been in communication with several of Harmonic’s customers who have been contacted by one of these leading companies that believes certain of our products require a license under a number of their patents. We currently are reviewing the identified patents to examine whether we consider a license necessary. While it is our understanding that the third party is willing to grant our customers a non-exclusive license under the identified patents, there is no assurance that the terms of any offered license would be acceptable to them or that failure to obtain a license would not cause our operating results to be materially adversely affected.

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

We Rely On A Continuous Power Supply To Conduct Our Operations, And California’s Current Electrical And Natural Gas Crisis Could Disrupt Our Operations And Increase Our Expenses.

We rely on a continuous power supply for manufacturing and to conduct our business operations. Interruptions in electrical power supplies in California earlier this year could recur in the future. In addition, the cost of electricity and natural gas has risen significantly. Power outages could disrupt our manufacturing and business operations and those of many of our suppliers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. Any disruption to our operations or those of our suppliers could result in damage to our current and prospective business relationships and could result in lost revenue and additional expenses, thereby harming our business and our results of operations.

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains two facilities in the State of Israel with a total of approximately 120 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business.

In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. We cannot predict the effect of these obligations on Harmonic in the future.

Securities Class Action Claims.

Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

The most recent complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding the Company’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On February 13, 2001, the defendants filed motions to dismiss the complaint. On July 3, 2001, the Court granted defendants’ motions with leave to amend. The Court gave plaintiffs until August 13, 2001 to file an amended complaint.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On November 27, 2000, the Court approved a stipulation by the parties staying the derivative action pending a decision on the motions to dismiss the securities class actions and requiring the parties to meet and confer regarding further scheduling if no ruling on the motions to dismiss the securities class actions had been made by April 15, 2001. When the date for hearing those motions was postponed, the parties agreed to extend that time.

Based on its review of the previous complaints in the securities class action and consultations with legal counsel, the Company believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

The most recent complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding the Company’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On February 13, 2001, the defendants filed motions to dismiss the complaint. On July 3, 2001, the Court granted defendants’ motions with leave to amend. The Court gave plaintiffs until August 13, 2001 to file an amended complaint.

A derivative action purporting to be on behalf of the Company was filed against its directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On November 27, 2000, the Court approved a stipulation by the parties staying the derivative action pending a decision on the motions to dismiss the securities class actions and requiring the parties to meet and confer regarding further scheduling if no ruling on the motions to dismiss the securities class actions had been made by April 15, 2001. When the date for hearing those motions was postponed, the parties agreed to extend that time.

Based on its review of the previous complaints in the securities class action and consultations with legal counsel, the Company believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

At the Annual Meeting of Stockholders of the Company, held on June 18, 2001, the following matters were acted upon by the stockholders of the Company:

1.	The election of Anthony J. Ley, Baryn S. Futa, E. Floyd Kvamme, David A. Lane, Barry D. Lemieux and Michel L. Vaillaud as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2.	The approval of an amendment to the 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,400,000 shares;

3.	The ratification of the appointment of PricewaterhouseCoopers, LLP as the independent accountants of the Company for the fiscal year ending December 31, 2001.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 58,216,510 and 48,775,931 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		VOTES FOR	WITHHELD

1.	Election of Directors

	a. Anthony J. Ley	48,425,088	350,843

	b. Baryn S. Futa	48,455,632	320,299

	c. E. Floyd Kvamme	48,453,054	322,877

	d. David A. Lane	48,460,527	315,404

	e. Barry D. Lemieux	48,448,179	327,752

	f. Michel L. Vaillaud	48,434,976	340,955

					BROKER
		VOTES FOR	VOTES AGAINST	ABSTENTIONS	NON-VOTE

2.	Amendment to Company’s 1995 Stock Plan	43,702,209	4,947,390	126,332	0

3.	Ratification of Independent Accountants	48,587,057	125,080	63,794	0

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4 (c) (1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company’s annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year’s proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended June 29, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001

HARMONIC INC. (Registrant) By: /s/ Robin N. Dickson Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)