Form 10-Q
period 2001-09-28
HARMONIC INC
filed 2001-11-13
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 59,001,955 at September 28, 2001.

HARMONIC INC.

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets at September 28, 2001 (Unaudited) and December 31, 2000.	3
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 28, 2001 and September 29, 2000 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2001 and September 29, 2000 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II —OTHER INFORMATION
Item 1.	Legal Proceedings	26

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	SEPTEMBER 28,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$28,253	$13,505
Short-term investments	25,731	86,164
Accounts receivable, net	41,129	67,726
Inventories	35,424	80,191
Deferred income taxes	27,984	30,506
Prepaid expenses and other assets	7,083	10,961

Total current assets	165,604	289,053
Property and equipment, net	46,658	47,366
Goodwill, intangibles and other assets	73,315	89,525

	$285,577	$425,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,345	$32,783
Current portion of long-term debt	1,075	—
Income taxes payable	22,039	1,109
Accrued liabilities	47,066	60,543

Total current liabilities	84,525	94,435

Long-term debt, less current portion	1,401	—
Deferred income taxes	29,021	35,215
Accrued excess facility costs	19,949	—
Other non-current liabilities	929	592
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 59,002 and 57,891 shares issued and outstanding	59	58
Capital in excess of par value	1,958,800	1,952,784
Accumulated deficit	(1,809,398)	(1,657,800)
Accumulated other comprehensive income	291	660

Total stockholders’ equity	149,752	295,702

	$285,577	$425,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 28,	SEPT. 29,	SEPT. 28,	SEPT. 29,
	2001	2000	2001	2000

Net sales	$57,473	$68,171	$147,077	$210,997
Cost of sales	69,877	49,052	161,962	131,237

Gross profit (loss)	(12,404)	19,119	(14,885)	79,760

Operating expenses:
Research and development	11,932	16,036	41,447	34,005
Selling, general and administrative	41,566	20,059	89,078	45,854
Amortization of goodwill and other intangibles	3,472	83,248	9,664	138,580
Acquired in-process technology	—	1,100	—	39,800

Total operating expenses	56,970	120,443	140,189	258,239

Loss from operations	(69,374)	(101,324)	(155,074)	(178,479)
Interest and other income (expense), net	(112)	3,377	1,302	9,312

Loss before income taxes	(69,486)	(97,947)	(153,772)	(169,167)
Benefit from income taxes	(677)	(8,277)	(2,174)	(1,761)

Net loss	$(68,809)	$(89,670)	$(151,598)	$(167,406)

Net loss per share
Basic and Diluted	$(1.17)	$(1.55)	$(2.59)	$(3.68)

Weighted average shares
Basic and Diluted	58,908	57,724	58,442	45,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	SEPT. 28,	SEPT. 29,
	2001	2000

Cash flows from operating activities:
Net loss	$(151,598)	$(167,406)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of goodwill and other intangibles	15,708	146,508
Acquired in-process technology	—	39,800
Depreciation	14,038	8,683
Fixed asset impairment	8,263	—
Loss on disposal of assets	3,895	—
Changes in assets and liabilities:
Accounts receivable	26,597	2,943
Gross inventories	2,015	(32,117)
Inventory reserves	42,752	3,475
Prepaid expenses and other assets	4,379	(6,265)
Deferred income taxes	(3,672)	—
Accounts payable	(18,436)	(3,455)
Income taxes payable	20,933	(324,275)
Accrued excess facility costs	22,228	—
Accrued and other liabilities	(15,417)	(28,535)

Net cash used in operating activities	(28,315)	(360,644)
Cash flows from investing activities:
Acquisition of property and equipment	(25,490)	(15,819)
Proceeds from sale of investments	113,361	33,609
Purchases of investments	(52,990)	(62,163)
Net cash received from DiviCom acquisition	—	393,739

Net cash provided by investing activities	34,881	349,366
Cash flows from financing activities:
Borrowings under bank line of credit	2,687	—
Repayments under bank line of credit	(211)	—
Proceeds from issuance of common stock, net	6,016	5,124

Net cash provided by financing activities	8,492	5,124
Effect of exchange rate changes on cash and cash equivalents	(310)	(767)

Net increase (decrease) in cash and cash equivalents	14,748	(6,921)
Cash and cash equivalents at beginning of period	13,505	24,822

Cash and cash equivalents at end of period	$28,253	$17,901

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$(23,027)	$330,054
Non-cash financing activities:
Issuance of Common Stock and assumption of options for acquisitions	$—	$1,798,804

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires applicable business combinations to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company does not expect that the adoption of SFAS 141 will have a significant impact on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing the impact of SFAS No. 142 on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption to have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company is currently in the process of evaluating the potential impact of SFAS No. 144 on its financial position and results of operations.

NOTE 3 — CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Investments are comprised of state, municipal and county obligations and corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

     At September 28, 2001, short-term investments of $24.2 million mature in less than one year and $1.5 million mature between one and two years.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Effective January 1, 2001, the Company adopted SFAS No. 133, however, the adoption did not materially impact its financial position or results of operations.

The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts totaling approximately $4.0 million at September 28, 2001. The open contracts mature at various dates through November 30, 2001 and hedge certain foreign currency transaction exposures in the British Pound Sterling and the Euro. The unrealized gains and losses on the forward contracts at September 28, 2001 were negligible.

NOTE 5 — INVENTORIES

Inventories, net of reserves, were as follows:

	SEPT. 28,	DECEMBER 31,
	2001	2000
In Thousands	(Unaudited)

Raw materials	$13,647	$20,414
Work-in-process	3,260	13,000
Finished goods	18,517	46,777

	$35,424	$80,191

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

The Company has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $3.0 million secured equipment term loan sub-limit and expires during February 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% under the equipment term loan) and are payable monthly. The line contains certain financial covenants and as of September 28, 2001, the Company was not in compliance with certain of its covenants. The Company has obtained a waiver from the bank for noncompliance with these covenants. As of September 28, 2001, the Company had outstanding borrowings of $2.5 million under its equipment term loan. The term loan is payable monthly, bears a 10% annual interest rate and matures in March 2004. There were no other outstanding borrowings under the line at September 28, 2001. The Company also has a bank factoring facility, which provides for factoring on a non-recourse basis up to $10.0 million and expires in September 2002. As of September 28, 2001, the Company had $9.2 million outstanding under the factoring facility.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 28, 2001 and September 29, 2000 because common equivalent shares, composed of common shares subject to repurchase and common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three and nine month periods ended September 28, 2001, 7.9 million and 9.9 million respectively, of antidilutive securities, including options, were excluded from the net loss per share computations. For the three and nine month periods ended September 29, 2000, 8.6 million and 9.2 million respectively, of antidilutive securities, including options, were excluded from the net loss per share computations.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive losses were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 28,	SEPT. 29,	SEPT. 28,	SEPT. 29,
In Thousands (Unaudited)	2001	2000	2001	2000

Net loss	$(68,809)	$(89,670)	$(151,598)	$(167,406)
Change in unrealized gain (loss) on investments, net	54	138	(59)	123
Currency translation	(214)	(1,077)	(310)	(517)

Total comprehensive loss	$(68,969)	$(90,609)	$(151,967)	$(167,800)

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

Goodwill and intangible assets of $1.7 billion were recorded at the time of the merger and are being amortized on a straight-line basis over the estimated useful lives of five years. In-process research and development of $38.7 million, which had not reached the stage of technological feasibility at the acquisition date, and had no alternative future use, was immediately charged to operations.

As of December 31, 2000, the Company recorded an impairment charge of $1.4 billion to write-down the goodwill and other intangibles associated with the acquisition of the DiviCom business in accordance with the SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The DiviCom business had experienced a significant decrease in the demand for its products and services as customers in the digital headend systems market reduced levels of current and planned capital expenditures and, as a result, revenues, cash flows, and expected future growth rates decreased. Because the estimated future undiscounted cash flow of this operation was less than the carrying value of the related long-lived assets as of December 31, 2000, an impairment charge was required to write-down long-lived assets to management’s best estimate of this operation’s future discounted cash flows. As a result of the impairment charge, the Company wrote off the remaining unamortized goodwill of $1.3 billion as of December 31, 2000 and reduced on a pro rata basis the recorded value of other identified intangibles related to its acquisition of the DiviCom business to $79.3 million, which is being amortized over a remaining useful life of approximately four years.

The following unaudited pro forma summary presents the combined statement of operations as if the merger had been completed on January 1, 2000 and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future. Impairment was assumed to have occurred as of December 31, 2000, thus the pro forma summary below for the nine months ended September 29, 2000, includes amortization of goodwill and other intangibles net of deferred tax benefit of $247.4 million based on the purchase price allocation prior to the impairment charge.

	NINE MONTHS ENDED

	SEPT. 28,	SEPT. 29,
In Thousands (Unaudited)	2001	2000

Net sales	$147,077	$250,400
Net loss	(151,598)	(276,276)
Net loss per share
Basic and diluted	$(2.59)	$(4.79)
Weighted average shares
Basic and diluted	58,442	57,724

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

NOTE 10 — RESTRUCTURING AND EXCESS FACILITIES

During the nine months ended September 28, 2001, the Company implemented a series of cost control measures, including two workforce reductions. The Company recorded charges of $2.4 million for severance and other costs associated with these actions. During the three months ended September 28, 2001, the Company evaluated its facilities requirements in the context of these prior workforce reductions and additional planned work force reduction subsequently announced in October 2001. During the third quarter, management committed to a plan to consolidate its facilities, principally on the Company's Sunnyvale, California campus and recorded a charge of $23.1 million for expected excess facility lease costs and associated unrecoverable leasehold improvements. During the nine months ended September 28, 2001, charges relating to the consolidation of excess facilities totaled $30.1 million.

In October 2001, the Company announced an additional workforce reduction resulting in a total reduction in headcount of approximately 300 or 30% since the beginning of the year. Associated severance costs of approximately $1.0 million will be recorded in the fourth quarter of 2001.

As of September 28, 2001, accrued liabilities for excess facilities totaled $23.2 million. The Company anticipates a cash outlay of $0.3 million in the fourth quarter of 2001 and the remaining cash outlay of $22.9 million, is expected to occur over the next nine years. The cash outlay in the third quarter of 2001 was not significant.

NOTE 11 — SEGMENT REPORTING

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

The results of the reportable segments are derived directly from the Company’s management reporting system. These results reported below are based on Harmonic’s method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. Subsequent to the acquisition of DiviCom, management commenced measuring the performance of each segment based on several metrics, including revenue, and income or loss from operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Revenue for the prior periods has been reclassified to reflect the new organizational structure. The reclassified revenue for the prior periods reflects only Harmonic’s revenue, and not the historical revenue of the DiviCom business. However, income or loss from operations is not available, and accordingly, results for the nine months ended September 30, 2000 have not been presented. Net income or loss, and assets and liabilities are not internally reported by business segment.

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPT. 28,	SEPT. 29,	SEPT. 28,	SEPT. 29,
In Thousands (Unaudited)	2001	2000	2001	2000

Net Sales:
Broadband Access Networks	$17,758	$40,335	$57,408	$149,337
Convergent Systems	39,715	27,836	89,669	61,660

Total net sales	$57,473	$68,171	$147,077	$210,997

Loss from operations:
Broadband Access Networks	$(25,166)	$3,174	$(57,041)
Convergent Systems	(11,083)	(10,706)	(36,881)

Total segment loss from operations	(36,249)	(7,532)	(93,922)
Amortization of goodwill and other intangibles	(5,489)	(87,998)	(15,708)
Acquired in-process technology	—	(1,100)	—
Interest and other income (expense), net	(112)	3,377	1,302
Corporate and unallocated costs, and eliminations	(27,636)	(4,694)	(45,444)

Loss before income taxes	$(69,486)	$(97,947)	$(153,772)

NOTE 12 — LEGAL PROCEEDINGS

Securities Litigation

Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors (some of whom are no longer with the Company) were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also named C-Cube and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding the Company’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. Pursuant to the Court’s July 3, 2000 order, no hearing on the motions will be held unless the Court sets one.

A derivative action purporting to be on behalf of the Company was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On November 27, 2000, the Court approved a stipulation by the parties staying the derivative action pending a decision on the motions to dismiss the securities class actions and requiring the parties to meet and confer regarding further scheduling if no ruling on the motions to dismiss the securities class actions had been made by April 15, 2001. When the date for hearing those motions was postponed, the parties agreed to extend that time.

Based on its review of the complaints filed in the securities class action, the Company believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future results, future revenue, gross margins and profits, and expense levels, future capital expenditures, future cash flows, future interest income, future tax provisions, future borrowing capability, future liquidity, and the impact of the merger with C-Cube Microsystems, Inc. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q.

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

Harmonic net sales decreased 16% from the third quarter of 2000 to the third quarter of 2001, and decreased 30% in the first nine months of 2001 compared to the first nine months of 2000 due to significantly lower sales within the BAN division, partially offset by increased sales within the CS division. Sales were below expectations during each quarter from the second quarter of 2000 through the first quarter of 2001. Certain customers cancelled or delayed orders with Harmonic and other vendors or announced plans to reduce capital spending this year. The factors contributing to this slow-down in capital spending include uncertain worldwide economic conditions, reduced access to capital markets for certain new and existing customers and inventory levels held by some operators in excess of current deployment requirements.

Net sales increased on a sequential basis by 17% in the third quarter of 2001 and by 22% in the second quarter of 2001, primarily due to commencement of volume shipments of next generation digital systems of the CS division during the second quarter of 2001 and increased shipments of these new products during the third quarter of 2001. However, because of uncertainty regarding the capital spending plans of our customers, and the seasonal weakness we expect during the fourth quarter of 2001 and the first quarter of 2002, we do not expect revenue growth in the next two quarters, and may experience a slight revenue decline.

In order to reduce operating losses, the Company has implemented a series of cost control measures throughout the year, including a reduction in the work force of approximately 30% since the beginning of 2001. The operating results for the third quarter of 2001 included charges of $52.6 million, of which $29.5 million related to provisions for excess inventory and the impairment of certain associated fixed assets, resulting primarily from streamlining our product lines in both divisions, as well as particularly weak demand for our BAN products. In addition, $23.1 million represented the costs associated with the consolidation of excess facilities. Such facilities are principally located in Sunnyvale, California where we have commenced consolidation of our campus. For the first nine months of 2001, operating results included charges of $78.6 million, consisting of $46.1 million for excess inventory provisions and fixed asset impairment, $30.1 million for excess facility commitment costs and $2.4 million associated with severance and other costs. The Company also expects to take additional charges of approximately $1.0 million in the fourth quarter of 2001 for severance costs associated with the most recent headcount reduction in October 2001. The Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the first quarter of 2002, and cannot predict when it will return to profitability.

Due to lower than expected sales during each quarter from the second quarter of 2000 through the first quarter of 2001, Harmonic failed to meet the expectations of securities analysts, and the price of our common stock declined significantly. See “Factors That May Affect Our Future Operations — Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline.”

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales decreased 16% from $68.2 million in the third quarter of 2000 to $57.5 million in the third quarter of 2001. For the nine month periods, net sales decreased 30% from $211.0 million in the first nine months of 2000 to $147.1 million in the first nine months of 2001. These decreases were due to significantly lower sales within the BAN division. BAN sales for the third quarter of 2001 declined by 56% compared to the third quarter of 2000, and for the first nine months of 2001 BAN sales declined 62% compared to the first nine months of 2000. The decline in BAN sales was primarily due to significantly reduced sales to AT&T Broadband and RCN, which accounted for a total of 19% of sales in the third quarter of 2000 and a total of 28% for the first nine months of 2000, compared to a combined total of less than 5% of sales for both the third quarter of 2001 and the first nine months of 2001. CS sales increased 43% during the third quarter of 2001 compared to the third quarter of 2000, reflecting the shipment of new next-generation digital products, in particular the MV50 encoder, which commenced volume shipment in the second quarter of 2001. For the first nine months of 2001, CS sales increased $28.0 million or 45% compared to the first nine months of 2000. This increase was primarily due to the introduction of the new digital products and inclusion of only 5 months of sales for the DiviCom business during the first nine months of 2000 as the C-Cube merger was accounted for as a purchase transaction and closed on May 3, 2000.

Harmonic’s domestic sales represented 61% of net sales for the third quarter of 2001 compared to 57% for the third quarter of 2000 due in part to initial shipments of our new digital products being concentrated in the United States.

GROSS PROFIT (LOSS)

Gross profit decreased from $19.1 million (28% of net sales) in the third quarter of 2000 to a gross loss of $12.4 million (-22% of net sales) in the third quarter of 2001. For the nine month periods, gross profit decreased from $79.8 million (38% of net sales) in the first nine months of 2000 to a gross loss of $14.9 million (-10% of net sales)

in the first nine months of 2001. The decrease in gross profit for both periods of 2001 was primarily due to decreased BAN sales and associated lower fixed cost absorption. In addition, approximately $44.4 million of the reduction in gross profit for the first nine months of 2001 was attributable to the recording of excess inventory provisions, the impairment of certain associated fixed assets and severance and other costs resulting from streamlining our product lines in both divisions, as well as particularly weak demand for our BAN products. For the nine month periods, the decrease in gross profit in 2001 was partially offset by the inclusion of DiviCom activity for the entire first nine months of 2001. Excluding excess inventory provisions, fixed asset impairment charges, severance and other costs, and amortization of intangibles, gross margins improved on a sequential basis from 22% in the second quarter of 2001 to 31% in the third quarter of 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from $16.0 million (24% of net sales) in the third quarter of 2001 to $11.9 million (21% of net sales) in the third quarter of 2001. For the nine month periods, research and development expenses increased from $34.0 million (16% of net sales) in 2000 to $41.4 million (28% of net sales) in 2001. The decrease in research and development expenses for the third quarter of 2001 was due primarily to lower headcount and associated expenses. For the nine month periods, the increase in absolute dollars was principally attributable to the inclusion of only 5 months of DiviCom expenses in 2000, partially offset by lower headcount. The increase in research and development as a percentage of net sales for the nine month period of 2001 was attributable to the inclusion of DiviCom for the entire period, which historically has spent a higher percentage of net sales on research and development than has Harmonic, and decreased sales. Harmonic anticipates research and development expenses will not significantly fluctuate in absolute dollars during the next two quarters, although such expenses may vary as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased from $20.1 million (29% of net sales) in the third quarter of 2000 to $41.6 million (72% of net sales) in the third quarter of 2001, primarily due to a $23.1 million charge for future real estate lease commitments related to excess facilities and losses on impairment of certain associated fixed assets. For the nine month periods, selling, general and administrative expenses increased from $45.9 million (22% of net sales) in 2000 to $89.1 million (61% of net sales) in 2001 due principally to $30.1 million of excess facility costs, severance and other costs, and the inclusion of only 5 months of DiviCom expenses for the nine month period of 2000, partially offset by lower headcount and associated expenses. Excluding the facility charges, selling, general and administrative expenses decreased from $20.1 million (29% of net sales) in the third quarter of 2000 to $18.5 million (32% of net sales) in the third quarter of 2001. Harmonic anticipates that selling, general and administrative expenses, excluding the charges for excess future real estate commitments, will not significantly fluctuate in absolute dollars during the next two quarters, although such expenses may vary as a percentage of net sales.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets of approximately $1.7 billion were initially recorded in connection with the C-Cube merger and Cogent acquisition resulting in amortization of $83.3 million and $138.6 million for the three and nine month periods of 2000. As of December 31, 2000, an impairment charge of $1.4 billion was recorded, eliminating goodwill and reducing identified intangibles acquired in the C-Cube merger. The Company recorded $3.1 million and $9.3 million of amortization expense during the third quarter and first nine months of 2001, respectively, related to the remaining goodwill and other intangibles, which are being amortized on a straight-line basis over the estimated useful lives of 5 years. See Note 9 to the unaudited Notes to Condensed Consolidated Financial Statements for the three and nine month periods ended September 28, 2001.

ACQUIRED IN-PROCESS TECHNOLOGY

The Company recorded one-time charges of $1.1 million and $39.8 million to operations during the three and nine months ended September 29, 2000 for acquired in-process technology in connection with the Cogent acquisition and C-Cube merger. See Note 9 to the unaudited Notes to Condensed Consolidated Financial Statements for the three and nine month periods ended September 28, 2001. These amounts were expensed on the acquisition dates in accordance with generally accepted accounting principles because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, decreased from $3.4 million in the third quarter of 2000 to ($0.1) million in the third quarter of 2001, and from $9.3 million for the nine month period of 2000 to $1.3 million for the nine month period in 2001. The decreases were due primarily to lower average cash balances and short term investments, lower interest rates, and to a lesser extent, interest expense commencing in July 2001 under the Company's credit facilities and losses incurred on capital and other assets. The Company expects interest income to decrease in the next two quarters due to lower projected average cash and short-term investments.

INCOME TAXES

For the three and nine month periods ended September 28, 2001, the Company recorded a benefit from income taxes due to the tax effect of goodwill and intangible amortization, which was partially offset by a provision for foreign taxes. The income tax provision for the three and nine month periods ended September 29, 2000 was based on an estimated tax rate of 38%. In 2001, the Company expects to have an annual tax provision of approximately $2 million, before tax benefits from the amortization of goodwill and other intangibles, principally due to foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2001, cash and cash equivalents and short term investments totaled $54.0 million compared to $99.7 million as of December 31, 2000. Cash used in operations was $28.3 million in the first nine months of 2001 compared to cash used in operations of $360.6 million in the first nine months of 2000. The decrease in cash used in operations in the first nine months of 2001 was due primarily to a one time payment of $320 million in August 2000 of an estimated tax liability related to the spin-off of C-Cube’s semiconductor business and for other tax liabilities that Harmonic assumed. Cash used in operations during the first nine months of 2001 was significantly less than the net loss of $151.6 million due to approximately $102.7 million of non-cash charges for depreciation, amortization of goodwill and intangibles, excess inventory provisions, excess facility costs, and fixed asset charges. In addition, a decrease in accounts receivable and an increase in income taxes payable accounted for substantially all of the remaining difference. During the first nine months of 2001, the Company received income tax refunds of $23.0 million, of which a significant portion may be repaid in the next twelve months.

The Company has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $3.0 million secured equipment term loan sub-limit and expires during February 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% under the equipment term loan) and are payable monthly. The line contains certain financial and other covenants and as of September 28, 2001, the Company was not in compliance with certain of its covenants. The Company has obtained a waiver from the bank for noncompliance with these covenants. During the three and nine month periods of 2001, the Company borrowed $0.3 million and $2.7 million under its equipment term loan, of which $2.5 million was outstanding as of September 28, 2001. The term loan is payable monthly, bears a 10% annual interest rate and matures in March 2004. There were no other outstanding borrowings under the line at September 28, 2001. The Company also has a bank factoring facility, which provides for factoring on a non-recourse basis up to $10.0 million and expires in September 2002. Factored receivables are discounted at the bank’s prime rate plus 1.0% and are required to be repaid within 90 days. As of September 28, 2001, the Company had $9.2 million outstanding under the factoring facility.

Additions to property, plant and equipment were approximately $15.8 million and $25.5 million in the first nine months of 2000 and 2001, respectively. The increase in 2001 was due principally to expenditures for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of the Company’s new enterprise resource planning (ERP) software system. These major capital programs were substantially completed during the first half of 2001 and capital expenditures declined to $2.2 million in the third quarter of 2001. Harmonic expects capital expenditures to be less than $5 million during the fourth quarter of 2001.

While the Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the first quarter of 2002, it believes that its existing liquidity sources, including its bank line of credit and factoring facilities, will satisfy its requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles, or to take advantage of unanticipated opportunities.

Our ability to raise funds may be adversely affected by increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism. There can be no assurance that such financing will be available on terms acceptable to us, if at all. See “Risk Factors — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

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

Prior to the merger with C-Cube, almost all of Harmonic’s historic sales had been derived from sales to cable television operators and broadcasters, and it expects these sales to constitute a significant portion of net sales for the foreseeable future. Almost all of the DiviCom business’ historic sales have been derived from sales to satellite operators, telephone companies and cable operators. Demand for the combined company’s products will depend on the magnitude and timing of capital spending by cable television operators, broadcasters, satellite operators and telephone companies for constructing and upgrading of their systems.

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures;

•	discretionary customer spending patterns;

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video and cable modem industry standards;

•	delays associated with the evaluation of new services and system architectures by many cable television operators;

•	emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades; and

•	general economic conditions in domestic and international markets.

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

BAN sales have been decreasing from the third quarter of 2000 and were 56% lower in the third quarter of 2001 than in the third quarter of 2000 and were 62% lower in the first nine months of 2001 compared to the first nine months of 2000. This was due primarily to significantly reduced sales, which have declined from record levels in the third quarter of 1999, and reduced sales to AT&T Broadband and RCN. CS sales from the second quarter of 2000 through the first quarter of 2001, consisting principally of DiviCom products, were below DiviCom’s sales levels in 1999 and the first quarter of 2000, and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators and in part to the impact of changes in our sales organization resulting from the merger. For a more detailed discussion regarding risks related to AT&T, RCN and other major customers, see “Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business”.

While CS sales increased sequentially during the second and third quarters of 2001 due principally to demand for our next generation digital systems such as the Narrowcast Services Gateway (NSG) and the MV50 encoder, BAN sales remain weak. Due to the uncertainty regarding the capital spending plans of our customers, and the seasonal weakness we expect during the fourth quarter of 2001 and the first quarter of 2002, we do not expect revenue growth in the next two quarters, and may experience a slight revenue decline. Cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather. The Company expects to report a loss, excluding amortization of goodwill and other intangibles, at least through the first quarter of 2002, and cannot predict when it will return to profitability.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of Harmonic’s sales and DiviCom’s sales have been to relatively few customers. Sales to Harmonic’s ten largest customers in 1999, 2000, and the first nine months of 2001 accounted for approximately 75%, 52% and 52% of net sales, respectively. There has been significant consolidation of ownership of cable television and direct broadcast satellite systems in recent years, a trend which we expect to continue. For example, AT&T has announced plans for a corporate restructuring, including the spin-out of AT&T Broadband and has also indicated that it will consider offers for the purchase of AT&T Broadband. In addition, Echostar Communications recently announced an agreement to acquire Hughes Electronics, the parent company of DirecTV, subject to a number of conditions including regulatory approval. As a result of customer consolidation, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Sales to two domestic customers accounted for 23% and 11%, respectively, of net sales in the third quarter of 2001 and two domestic customers accounted for 14% and 12% of net sales for the first nine months of 2001. Sales to AT&T Broadband and RCN each accounted for 14% of our net sales in the first nine months of 2000 compared to less than 5% of combined net sales in the first nine months of 2001. We cannot assure you that sales to other customers will compensate for any further reduction in sales to AT&T Broadband and RCN nor can we predict the impact of restructuring plans recently announced by AT&T on our future sales to AT&T Broadband. In addition, we cannot currently predict the impact of the acquisition of DirecTV by Echostar, if approved, on our future sales. Almost all of our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While we expect to report a loss, excluding amortization of goodwill at least through the first quarter of 2002, we currently believe that our existing liquidity sources, including bank line of credit and factoring facilities will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles, or to take advantage of unanticipated opportunities. Our ability to raise funds may be adversely affected by increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Sales to customers outside of the United States in 1999, 2000, and the first nine months of 2001 represented 30%, 36% and 38%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.

From time to time, we receive indications from our customers as to their future plans and requirements to ensure that we will be prepared to meet their demand for our products. If actual orders differ materially from these indications, our ability to manage inventory and expenses may be affected. In addition, if we fail to meet customers’ supply expectations, we may lose business from such customers. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products and such products are not purchased by our customers, our business and operating results could suffer.

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices.

Harmonic’s competitors in the cable television fiber optics systems business include corporations such as ARRIS, formerly ANTEC (a company owned in part by Nortel and AT&T), C-COR.net, Motorola, Philips and Scientific-Atlanta.

In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg, Thomson Multimedia and Philips, and in certain product lines with Cisco and Terayon and a number of smaller companies.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature of Our Business.

The growth of our operations and cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 30% since the beginning of 2001 due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees, including our new Chief Operating Officer, Michael Moone, into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. In particular, in April 2001 we implemented a new management information system. We believe this new system significantly affects many aspects of our business, including accounting, manufacturing operations, purchasing, sales and marketing functions. The successful implementation of this system is critical to our business. There can be no assurance that we will complete the transition to the new system in an efficient, cost-effective or timely manner or that the new information system will be adequate to support our operations. If we fail to manage our existing operations or any future growth effectively, our business could suffer.

Competition For Qualified Personnel Is Intense, And We May Not Be Successful In Attracting And Retaining Personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. In spite of the current worldwide economic slowdown, competition for qualified technical and other personnel remains intense, particularly in the San Francisco Bay Area and Israel, and we may not be successful in attracting and retaining such personnel.

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

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 39 issued United States patents and 8 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains two facilities in the State of Israel with a total of approximately 95 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. The September terrorist attacks and the ongoing U.S. war on terrorism have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business.

In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. We cannot predict the effect of these obligations on Harmonic in the future.

Securities Class Action Claims.

Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors (some of whom are no longer with the Company) were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding the Company’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. Pursuant to the Court’s July 3, 2000 order, no hearing on the motions will be held unless the Court sets one.

A derivative action purporting to be on behalf of the Company was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On November 27, 2000, the Court approved a stipulation by the parties staying the derivative action pending a decision on the motions to dismiss the securities class actions and requiring the parties to meet and confer regarding further scheduling if no ruling on the motions to dismiss the securities class actions had been made by April 15, 2001. When the date for hearing those motions was postponed, the parties agreed to extend that time.

Based on its review of the complaints filed in the securities class action, the Company believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by the Company and certain of its officers and directors (some of whom are no longer with the Company) were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to the Company and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding the Company’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. Pursuant to the Court’s July 3, 2000 order, no hearing on the motions will be held unless the Court sets one.

A derivative action purporting to be on behalf of the Company was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. The Company also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing the Company to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. On November 27, 2000, the Court approved a stipulation by the parties staying the derivative action pending a decision on the motions to dismiss the securities class actions and requiring the parties to meet and confer regarding further scheduling if no ruling on the motions to dismiss the securities class actions had been made by April 15, 2001. When the date for hearing those motions was postponed, the parties agreed to extend that time.

Based on its review of the complaints filed in the securities class action, the Company believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001

HARMONIC INC. (Registrant)

By: /s/ Robin N. Dickson Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)