Form 10-Q
period 2002-03-29
HARMONIC INC
filed 2002-05-13
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

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

Yes   [X]    No   [  ]

As of April 26, 2002 there were 59,546,961 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at March 29, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 29, 2002 and March 30, 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2002 and March 30, 2001 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 6.	Exhibits and Reports on Form 8-K	29

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	MARCH 29,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$37,274	$36,005
Short-term investments	14,678	18,272
Accounts receivable, net	45,602	34,402
Inventories	26,126	30,944
Deferred income taxes	7,019	9,065
Prepaid expenses and other assets	7,049	9,775

Total current assets	137,748	138,463

Property and equipment, net	42,073	45,755
Goodwill, intangibles and other assets	47,942	53,838

	$227,763	$238,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,424	$1,281
Accounts payable	10,629	10,296
Income taxes payable	6,064	2,804
Accrued liabilities	57,905	57,474

Total current liabilities	76,022	71,855

Long-term debt, less current portion	1,385	1,465
Deferred income taxes	7,019	9,065
Accrued excess facility costs	18,619	19,563
Other non-current liabilities	1,196	1,054

Total liabilities	104,241	103,002

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 59,492 and 59,063 shares issued and outstanding	59	59
Capital in excess of par value	1,961,539	1,959,043
Accumulated deficit	(1,838,219)	(1,824,207)
Accumulated other comprehensive income	143	159

Total stockholders’ equity	123,522	135,054

	$227,763	$238,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
	2002	2001

Net sales	$54,032	$40,274
Cost of sales	38,269	51,034

Gross profit (loss)	15,763	(10,760)

Operating expenses:
Research and development	11,119	15,502
Selling, general and administrative	15,321	21,682
Amortization of intangibles	2,828	3,096

Total operating expenses	29,268	40,280

Loss from operations	(13,505)	(51,040)

Interest and other income (expense), net	(7)	1,556

Loss before income taxes	(13,512)	(49,484)

Provision for (benefit from) income taxes	500	(819)

Net loss	$(14,012)	$(48,665)

Net loss per share Basic and Diluted	$(0.24)	$(0.84)

Weighted average shares Basic and Diluted	59,476	58,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(14,012)	$(48,665)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangibles	5,850	5,109
Depreciation	4,172	4,237
Impairment and loss on disposal of fixed assets	624	1,432
Deferred income taxes	155	(1,319)
Changes in assets and liabilities:
Accounts receivable	(11,201)	26,502
Inventories	4,817	16,167
Prepaid expenses and other assets	2,620	2,440
Accounts payable	333	(6,032)
Income taxes payable	3,267	7,802
Accrued excess facility costs	(943)	—
Accrued and other liabilities	573	7,630

Net cash provided by (used in) operating activities	(3,745)	15,303

Cash flows from investing activities:
Acquisition of property and equipment	(1,114)	(16,682)
Proceeds from sale of investments	5,803	66,893
Purchases of investments	(2,232)	(38,386)

Net cash provided by investing activities	2,457	11,825

Cash flows from financing activities:
Borrowings under bank line of credit	346	—
Repayments under bank line of credit	(283)	—
Proceeds from issuance of common stock, net	2,496	1,862

Net cash provided by financing activities	2,559	1,862

Effect of exchange rate changes on cash and cash equivalents	(2)	(169)

Net increase in cash and cash equivalents	1,269	28,821
Cash and cash equivalents at beginning of period	36,005	13,505

Cash and cash equivalents at end of period	$37,274	$42,326

Supplemental disclosure of cash flow information:
Interest expense	$87	$—
Income tax refunds, net	$(3,046)	$(20,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 18, 2002. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. The adoption of SFAS No. 144 had no effect on the Company’s results of operations or its financial position.

NOTE 3 — CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Investments are comprised of state, municipal and county obligations and corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. At March 29, 2002 all short-term investments mature in less than one year. At December 31, 2001, short-term investments of $0.5 million had maturities greater than one year.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts totaling approximately $0.5 million at March 29, 2002. The open contracts mature at various dates through May 22, 2002 and hedge certain foreign currency transaction exposures in the British Pound Sterling and the Euro. The unrealized gains and losses on the forward contracts at March 29, 2002 were negligible.

NOTE 5 — INVENTORIES

	MARCH 29,	DECEMBER 31,
In Thousands	2002	2001

	(Unaudited)
Raw materials	$14,490	$12,302
Work-in-process	2,813	3,920
Finished goods	8,823	14,722

	$26,126	$30,944

NOTE 6 — GOODWILL AND OTHER INTANGIBLES

As of January 1, 2002, Harmonic adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and the testing for impairment of existing goodwill and other intangibles at least annually. In accordance with this statement, the Company reassessed the classification of its goodwill and intangible assets, and reclassified $0.2 million of assembled workforce, net of accumulated amortization and tax effects, to goodwill. As of January 1, 2002, the Company ceased the amortization of goodwill.

The Company has two operating segments, Broadband Access Networks, or BAN, and Convergent Systems, or CS. Management believes these operating segments represent the Company’s reporting units for purposes of applying SFAS No. 142. CS is the only reporting unit with goodwill and intangible assets. During the quarter ended March 29, 2002, the Company performed the transitional goodwill impairment test for the CS reporting unit. The fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill, and therefore, the goodwill was determined not to be impaired.

The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of goodwill and assembled workforce for the three month periods ended March 29, 2002 and March 30, 2001:

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
In Thousands (Unaudited)	2002	2001

Reported net loss	$(14,012)	$(48,665)
Goodwill amortization	—	187
Assembled workforce amortization	—	463

Adjusted net loss	$(14,012)	$(48,015)

Basic and diluted net loss per share:
Reported net loss	$(0.24)	$(0.84)
Goodwill amortization	—	—
Assembled workforce amortization	—	.01

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
In Thousands (Unaudited)	2002	2001

Adjusted net loss per share	$(0.24)	$(0.83)

The following is a summary of goodwill and intangible assets as of March 29, 2002 and December 31, 2001:

	MARCH 29, 2002
	(Unaudited)			DECEMBER 31, 2001

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,059	$(10,638)	$18,421	$29,059	$(7,849)	$21,210
Customer base	33,295	(11,260)	22,035	33,295	(8,738)	24,557
Trademark and tradename	4,076	(1,374)	2,702	4,076	(1,068)	3,008
Assembled workforce	—	—	—	2,285	(1,907)	378
Supply agreement	3,107	(1,048)	2,059	3,107	(815)	2,292

Subtotal of identified intangibles	69,537	(24,320)	45,217	71,822	(20,377)	51,445

Goodwill:
Goodwill	2,225	(668)	1,557	2,225	(668)	1,557
Assembled workforce reclassified	2,130	(1,907)	223	—	—	—

Subtotal of goodwill	4,355	(2,575)	1,780	2,225	(668)	1,557

Total goodwill and other intangibles	$73,892	$(26,895)	$46,997	$74,047	$(21,045)	$53,002

NOTE 7 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $6.0 million secured equipment term loan sub-limit. The facility, which is available until April 2003, contains certain financial and other covenants, with which Harmonic was in compliance at March 29, 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% — 3.0% under the equipment term loan), are payable monthly, and are secured by Harmonic’s assets. As of March 29, 2002, the Company had outstanding borrowings of $2.8 million under its equipment term loan, of which $0.3 million was borrowed during the first quarter of 2002. The term loan bears interest at 7.75% to 10.0% annually on outstanding borrowings which mature at various dates through September 2004. Harmonic also has a bank facility, which provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in April 2003. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and 2.0% for all other customers. At March 29, 2002, and December 31, 2001, $12.5 million and $5.7 million, respectively, were available under the trade receivable facility.

NOTE 8 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three months ended March 29, 2002 and March 30, 2001 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended March 29, 2002 and March 30, 2001, 4.3 million and 7.6 million of weighted average options, respectively, were excluded from the net loss per share computations because their effect was antidilutive.

NOTE 9 — EMPLOYEE STOCK PURCHASE PLAN

Harmonic believes that it had insufficient shares reserved for issuance under its 1995 Employee Stock Purchase Plan (the “1995 ESPP”) to cover all forecasted purchases under offering periods that have commenced and which continue through June 2003. In March 2002, the Harmonic board of directors adopted the 2002

Employee Stock Purchase Plan (the “2002 ESPP”), subject to stockholder approval, which is intended to replace the 1995 ESPP. If the 2002 ESPP is approved by stockholders, the 1995 ESPP will be terminated on or before July 1, 2002. The board of directors adopted the 2002 ESPP because the approval of additional shares for the 1995 ESPP could have resulted in future non-cash compensation charges which, depending on the future market price per share of the Company’s common stock, could have been significant.

NOTE 10 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
In Thousands (Unaudited)	2002	2001

Net loss	$(14,012)	$(48,665)
Change in unrealized loss on investments, net	(14)	(111)
Foreign currency translation	(2)	(169)

Total comprehensive loss	$(14,028)	$(48,945)

NOTE 11 — RESTRUCTURING AND EXCESS FACILITIES

In response to a significant reduction in customer capital spending, principally weak cable spending on transmission upgrades, and the resulting adverse impact on Harmonic’s operating results, the Company implemented a series of cost control measures to improve operating efficiencies during 2001. These measures included a plan to exit additional excess facilities and to consolidate operations, principally on Harmonic’s Sunnyvale, California campus. In 2001, a total excess facilities charge of $30.1 million was recorded to operating expenses for facilities that Harmonic does not intend to occupy, has exited or plans to exit in 2002 and does not expect to reoccupy.

As of March 29, 2002, accrued excess facility costs totaled $21.9 million. The cash outlay in the first quarter of 2002 was $0.9 million, net of sublease income. The Company anticipates a cash outlay of approximately $3.0 million for the remainder of 2002, net of estimated sublease income, and to pay the remaining $18.9 million, net of estimated sublease income, over the next nine years. Harmonic reassesses this liability on a quarterly basis based on changes in the timing and amounts of expected sublease rental income.

NOTE 12 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Harmonic is organized as two operating segments, Broadband Access Networks, or BAN, for fiber optic systems, and Convergent Systems, or CS, for digital headend systems. Each of these operating segments require their own development and marketing strategies and therefore have separate management teams, with a worldwide sales and professional services and systems support organization supporting both divisions.

The results of the reportable segments are derived directly from the Company’s management reporting system. These results reported below are based on Harmonic’s method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. Management measures performance of each segment based on several metrics, including revenue, and income or loss from operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Net income or loss, and assets and liabilities are not internally reported by business segment.

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
In Thousands (Unaudited)	2002	2001

Net sales:
Broadband Access Networks	$21,812	$18,805
Convergent Systems	32,220	21,469

Total net sales	$54,032	$40,274

Loss from segment operations:
Broadband Access Networks	$(941)	$(22,775)
Convergent Systems	(2,962)	(17,284)

Loss from segment operations	(3,903)	(40,059)
Amortization of goodwill and other intangibles	(5,850)	(5,109)
Interest and other income (expense), net	(7)	1,556
Corporate and unallocated costs, and eliminations	(3,752)	(5,872)

Loss before income taxes	$(13,512)	$(49,484)

NOTE 13 — LEGAL PROCEEDINGS

Securities Litigation

On May 3, 2000 Harmonic completed the acquisition of C-Cube Microsystems, Inc., or C-Cube, for approximately $1.8 billion in common stock. Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its current and former officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

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

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action have been stayed pending resolution of the motions to dismiss the securities actions. At an April 5, 2002 case management conference, the court continued the conference until June 7, 2002. The court stated that the parties need not appear if no decision on the motions to dismiss the securities action had been issued by that date.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, Harmonic was sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. However, Harmonic cannot assure you that an unfavorable outcome will not adversely impact its business, operating results, financial position and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future results, future revenue, gross margins and profits, and expense levels, future capital expenditures, future cash flows, future interest income, future tax provisions, future borrowing capability and future liquidity. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q.

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

In order to further expand our digital systems capability, Harmonic completed its merger with C-Cube Microsystems Inc. in May 2000, pursuant to the terms of a merger agreement dated October 27, 1999. Under the terms of the merger agreement, C-Cube spun off its semiconductor business as a separate publicly traded company, which was subsequently acquired by LSI Logic in June 2001. C-Cube merged into Harmonic and Harmonic therefore acquired C-Cube’s DiviCom business, which provides MPEG-2 encoding products and systems for digital television.

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

Harmonic’s net sales increased 34% in the first quarter of 2002 compared to the first quarter of 2001 reflecting increased sales in each division. CS division sales increased 50% in the first quarter of 2002 compared to the first quarter of 2001 principally due to sales of new next-generation digital products including the MV50 encoder and Narrowcast Services Gateway, or NSG, which commenced volume shipment in the second quarter of 2001. BAN division sales increased 16% in the first quarter of 2002 compared to the first quarter of 2001 due to higher spending on network upgrades by certain domestic cable operators.

While sales increased significantly in the first quarter of 2002, sales remain below levels achieved by Harmonic and DiviCom in 1999 and early 2000 as industry capital spending generally remains weak, particularly for BAN products. BAN division sales have decreased significantly from the third quarter of 2000 and were 57% lower in 2001 than in 2000. This was due to weak cable industry spending on transmission upgrades, particularly reduced spending by AT&T Broadband and RCN. These two customers accounted for a total of 23% of sales in 2000 compared to a combined total of less than 5% of sales in 2001 and the first quarter of 2002. CS division sales from the second quarter of 2000 through the first quarter of 2001, consisting principally of DiviCom products, were below DiviCom’s sales levels in 1999 and the first quarter of 2000. The lower CS sales were attributable principally to reduced spending by satellite operators.

In order to reduce operating losses, Harmonic implemented a series of measures to control costs and improve operating efficiencies during 2001 including a 30% reduction in our work force. The operating results in 2001 included charges of $75.6 million, consisting of $39.2 million for excess and obsolete inventories, $30.1 million for excess facility costs, $3.3 million for fixed asset impairment, and $3.0 million for severance and other costs. Harmonic expects to report a loss, excluding amortization of intangibles, at least through the second quarter of 2002 due to challenging market conditions and uncertainty of the capital spending plans of our customers, particularly domestic satellite and certain European customers.

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

Results of Operations

Net Sales

Harmonic’s net sales increased 34% from $40.3 million in the first quarter of 2001 to $54.0 million in the first quarter of 2002. The increase reflected higher sales in each division. CS division sales increased 50% in the first quarter of 2002 compared to the first quarter of 2001 principally due to sales of new next-generation digital products including the MV50 encoder and Narrowcast Services Gateway, or NSG, which commenced volume shipment in the second quarter of 2001. BAN division sales increased 16% in the first quarter of 2002 compared to the first quarter of 2001 due to higher spending on network upgrades by certain domestic cable operators. Harmonic’s domestic sales represented 69% of net sales for the first quarter of 2002 compared to 44% for the first quarter of 2001 and 60% for all of 2001. The higher percentage of domestic sales in the first quarter of 2002 compared to the first quarter of 2001 was due to shipments of the new digital products being concentrated in the United States, increased purchases of BAN products by domestic operators and generally weaker business conditions outside of the United States than a year ago.

Gross Profit

Gross profit increased from a gross loss of $10.8 million (-27% of net sales) in the first quarter of 2001 to a gross profit of $15.8 million (29% of net sales) in the first quarter of 2002. The increase in gross profit was primarily due to increased sales and associated higher fixed cost absorption as a result of higher production levels. In addition, approximately $19 million of the increase in gross profit was attributable to the recording of inventory provisions in the first quarter of 2001, of which approximately $11 million related to streamlining of product lines and reducing the number of products with low margins or volumes. Gross margins, excluding special charges and amortization of intangibles, increased from 8% in the first quarter of 2001 to 35% in the first quarter of 2002, and have increased sequentially over the past four quarters.

Harmonic believes that further improvements in gross margins will depend upon higher sales volumes or the possible sale of excess and obsolete inventories for which the cost basis was previously written down.

Research and Development

Research and development expenses decreased from $15.5 million (38% of net sales) in the first quarter of 2001 to $11.1 million (21% of net sales) in the first quarter of 2002. The decreases were primarily due to a reduction in headcount associated with the cost control measures which were implemented in 2001. The decrease in research and development as a percentage of sales was also attributable to increased net sales. Harmonic anticipates that research and development expenses will not change significantly in absolute dollars in 2002, although they may vary as a percentage of net sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $21.7 million (54% of net sales) in the first quarter of 2001 to $15.3 million (28% of net sales) in the first quarter of 2002. The decreases were primarily due to a reduction in headcount associated with the 2001 work force reductions and lower promotional expenses. The decrease in selling, general and administrative expenses as a percentage of sales was also attributable to increased net sales. Harmonic anticipates that selling, general and administrative expenses will not change significantly in absolute dollars in 2002, although they may vary as a percentage of net sales.

Goodwill and Other Intangibles

During the first quarter of 2001, the Company recorded $3.1 million of amortization expense related to goodwill and other intangibles. Amortization expense decreased to $2.8 million in the first quarter of 2002 following adoption, effective January 1, 2002 of Statement of Financial Accounting Standards, or SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires, among other things, the discontinuance of goodwill amortization. See Note 6 to the notes to Unaudited Condensed Financial Statements for the quarter ended March 29, 2002.

Stock-Based Compensation

Harmonic believes that it has insufficient shares reserved for issuance under its 1995 Employee Stock Purchase Plan (the “1995 ESPP”) to cover all forecasted purchases under offering periods that have commenced and which run through June 2003. In March 2002, the Harmonic board of directors adopted the 2002 Employee Stock Purchase Plan (the “2002 ESPP”), subject to stockholder approval, which is intended to replace the 1995 ESPP. If the 2002 ESPP is approved by stockholders, the 1995 ESPP will be terminated on or before July 1, 2002. The board of directors adopted the 2002 ESPP because the approval of additional shares for the 1995 ESPP could have resulted in future non-cash compensation charges which, depending on the future market price per share of the Company’s common stock, could have been significant.

Interest and Other Income, Net

Interest and other income, net, decreased from $1.6 million in the first quarter of 2001 to a nominal expense in the first quarter of 2002. The decrease was due primarily to lower interest income resulting from a reduction of approximately 48% in average cash and short-term investment balances and lower interest rates. In addition, the Company had interest expenses in the first quarter of 2002 on borrowings under its equipment term loan and trade receivable facility which offset interest income. The Company had no interest expense in the first quarter of 2001.

Income Taxes

A provision for income tax expense of $0.5 million was recorded for the first quarter of 2002 principally due to establishment of a valuation allowance for deferred tax assets and foreign taxes. For the first quarter of 2001 the Company recorded a benefit from income taxes because of non-deductible goodwill and intangible amortization, which was partially offset by a provision for foreign taxes. In 2002, the Company expects to have an annual tax provision of approximately $2 million due to foreign income taxes.

Liquidity and Capital Resources

As of March 29, 2002, cash and cash equivalents and short term investments totaled $52.0 million compared to $54.3 million as of December 31, 2001. Cash used in operations was $3.7 million in the first quarter of 2002 compared to cash provided by operations of $15.3 million in the first quarter of 2001. The increase in cash used in operations, despite a significantly reduced net loss, was primarily due to an increase in accounts receivable in the first quarter of 2002 compared to a substantial decrease in the first quarter of 2001, a smaller decrease in inventory in the first quarter of 2002 than in the comparable quarter of 2001 and an increase in accrued liabilities in the first quarter of 2001. The increase in accrued liabilities related to income tax refunds of $22.4 million which were received during the first quarter of 2001 and which were partially offset by a decrease in other accrued liabilities. Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $21 million of pre-merger tax liabilities remain outstanding and Harmonic expects final settlement, and payment, of these obligations to a variety of taxing authorities and LSI Logic during 2002.

Additions to property, plant and equipment were $16.7 million and $1.1 million in the first quarters of 2001 and 2002, respectively. The decrease from 2001 was due principally to expenditures during the first quarter of 2001 for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of a new enterprise resource planning (ERP) software system. Harmonic expects capital expenditures to be approximately $10 million during 2002.

Harmonic has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $6.0 million secured equipment term loan sub-limit. The facility, which is available until April 2003, contains certain financial and other covenants, with which Harmonic was in compliance at March 29, 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0%-3.0% under the equipment term loan), are payable monthly, and are secured by Harmonic’s assets. As of March 29, 2002, the Harmonic had outstanding borrowings of $2.8 million under its equipment term loan, of which $0.3 million was borrowed during the first quarter of 2002. The term loan bears interest at 7.75% to 10.0% annually on outstanding borrowings which mature at various dates through September 2004. Harmonic also has a facility which provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in April 2003. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and 2.0% for all other customers. At March 29, 2002 and December 31, 2001, $12.5 million and $5.7 million, respectively, were available under the trade receivable facility.

While Harmonic expects to report a loss, excluding amortization of intangibles, at least through the second quarter of 2002, we believe that our existing liquidity sources, including our bank line of credit and trade receivable sale facilities, will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs.

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that any financing will be available on terms acceptable to us, if at all. See Factors That May Affect Future Results of Operations, “Risk Factors — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the operating results, financial position or liquidity of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic’s subsidiaries.

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. Following implementation of the Euro in January 2002, we expect a higher proportion of our European business to be denominated in Euros which may subject us to increased foreign currency exchange risk. In addition, the Company has various international branch offices, which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities, and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We Depend On Cable And Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition.

Prior to the merger with C-Cube, almost all of Harmonic’s historic sales had been derived from sales to cable television operators and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Almost all of the DiviCom business’ historic sales had been derived from sales to satellite operators, telephone companies and cable operators. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, broadcasters and telephone companies for constructing and upgrading of their systems.

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

Developments in capital markets over the past two years have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, during this same period Harmonic and other vendors received notification from several customers that they were canceling new projects, or delaying new orders to allow them to reduce inventory levels which were in excess of their current deployment requirements.

Certain of our domestic and international customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, concerns over recent disclosures of off-balance sheet financing by Adelphia Communications have pressured the market values of domestic cable operators and may further restrict their access to capital. Adelphia accounted for less than 5% of our revenues in 2001 and approximately 5% of revenues in the first quarter of 2002.

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as digital set top boxes, and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past and could have a material adverse effect on our sales in a particular quarter. In this regard, the Company’s sales decreased each quarter from the second quarter of 2000 through the first quarter of 2001 and were below our expectations in the BAN and CS divisions as well as the expectations of securities analysts, and the price of our Common Stock declined significantly.

Cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

BAN division sales have decreased significantly from the third quarter of 2000 and were 57% lower in 2001 than in 2000. This was due to weak cable industry spending on transmission upgrades, particularly reduced spending by AT&T Broadband and RCN. These two customers accounted for a total of 23% of sales in 2000 compared to a combined total of less than 5% of sales in 2001 and the first quarter of 2002. CS division sales from the second quarter of 2000 through the first quarter of 2001, consisting principally of DiviCom products, were below DiviCom’s sales levels in 1999 and the first quarter of 2000, and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators. For a more detailed discussion regarding risks related to AT&T Broadband, Charter Communication, DirecTv and other major customers, see “Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.”

CS division sales have increased significantly during the past four quarters and were 50% higher in the first quarter of 2002 than in the first quarter of 2001 due principally to demand for our next-generation digital systems such as the Narrowcast Services Gateway, or NSG, and the MV50 encoder. CS sales of the MV50 encoder have benefited over the past year from the expansion of local channel offerings and compliance with FCC “must carry” regulations by domestic direct broadcast satellite, or DBS, operators. We anticipate that, in light of the announced merger of EchoStar and DirecTV and expectations that operators will add fewer local markets in 2002, our revenue from domestic DBS operators is likely to decline in 2002.

Due to challenging market conditions and uncertainty of the capital spending plans of our customers, particularly domestic satellite and certain European customers, Harmonic expects to report a loss, excluding amortization of intangibles, at least through the second quarter of 2002.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales and sales of DiviCom have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2000, 2001, and the first quarter of 2002 accounted for approximately 52%, 49% and 65% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast and AT&T Broadband, and EchoStar and DirecTV have announced plans to merge. Both combinations are subject to regulatory and shareholder approvals, among other conditions. In the first quarter of 2002, sales to Charter Communications and Cablevision accounted for 16% and 14% of net sales, respectively, compared to l2% and less than 5% of net sales, respectively, for each of these customers in the first quarter of 2001. The loss of Charter Communications, Cablevision, DirecTV or any other significant customer or any reduction in orders by Charter Communications, Cablevision, DirecTV or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. We cannot currently predict the impact of the acquisitions of DirecTV by EchoStar, if approved, on our future sales nor can we predict the impact of the AT&T Broadband merger with Comcast, if approved, on our future sales. Our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Following the September 11, 2001 terrorist attacks in New York City and Washington, D.C., the United States and global economies have weakened and may continue to deteriorate, which may impair our ability to ship our products within the United States and internationally, and may result in further decreases in our revenues and cause our stock price to decline. In addition, it is anticipated that in the wake of these events, the United States and global capital markets will experience a period of continuing volatility. These events may have a negative impact on our business as a result of the cautious purchasing behavior of customers.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While we expect to report a loss, excluding amortization of intangibles, at least through the second quarter of 2002, we currently believe that our existing liquidity sources, including bank line of credit and trade receivable sale facilities, will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001 and the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Sales to customers outside of the United States in 1999, 2000 and the first quarter of 2002 represented 36%, 40% and 31%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

Certain of our domestic and international customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Following implementation of the Euro in January 2002, we expect a higher portion of our European business to be denominated in Euros which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not develop in the future.

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains two facilities in the State of Israel with a total of approximately 75 employees. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. The September terrorist attacks, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty in recent weeks. We cannot predict the effect of these obligations on Harmonic in the future.

We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.

From time to time, we receive indications from our customers as to their future plans and requirements to ensure that we will be prepared to meet their demand for our products. If actual orders differ materially from these indications, our ability to manage inventory and expenses may be affected. In addition, if we fail to meet customers’ supply expectations, we may lose business from such customers. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products and such products are not purchased by our customers, our business and operating results could suffer. In this regard, our gross margins and operating results for the fourth quarter of 2000 and in 2001 were adversely affected by provisions for excess and obsolete inventories of approximately $49 million.

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices.

Harmonic’s competitors in the cable television fiber optics systems business include corporations such as Arris (a company owned in part by Nortel and Liberty Media), C-Cor.net, Motorola, Philips and Scientific-Atlanta.

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

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube’s semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid in 2000. Under state law, Harmonic generally is liable for all of C-Cube’s debts, including C-Cube’s liability for taxes resulting from the spin-off and other pre-merger tax liabilities. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on Harmonic. The spun-off semiconductor business was acquired by LSI Logic in June 2001, which assumed these obligations to Harmonic.

Due To The Structure Of The Merger Transaction, Harmonic Is Liable For C-Cube’s General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube’s Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

The merger of C-Cube into Harmonic, with Harmonic as the surviving entity, resulted in our assuming all of the liabilities of C-Cube at the time of the merger. Pursuant to the merger agreement, Harmonic is indemnified by the spun-off semiconductor business for liabilities associated with C-Cube’s historic semiconductor business. However, if LSI Logic is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube’s historic semiconductor business are asserted, we would have to assume such obligations. Those obligations could adversely affect our financial condition.

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

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, which was acquired by LSI Logic in June 2001, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, we may not be able to fully recognize the benefits of the acquisition. See “Supply, License and Development Agreement” at page 60 of the joint proxy statement filed with the Securities and Exchange Commission on March 23, 2000, for further details of Harmonic’s business relationship with the spun-off semiconductor business after the merger.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend considerable efforts to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business. In this regard, our gross margins and operating results for the fourth quarter of 2000 and 2001 were adversely affected by excess and obsolete inventory charges of approximately $49 million.

We Are The Subject Of Securities Class Action Claims And Other Litigation Which, If Adversely Determined, Could Harm Our Business And Operating Results.

On May 3, 2000, Harmonic completed the acquisition of C-Cube for approximately $1.8 billion in common stock. Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its current and former officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

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

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action have been stayed pending resolution of the motions to dismiss the securities actions. At an April 5, 2002 case management conference, the court continued the conference until June 7, 2002. The court stated that the parties need not appear if no decision on the motions to dismiss the securities action had been issued by that date.

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

We Rely On A Continuous Power Supply To Conduct Our Operations, And Any Electrical And Natural Gas Crisis Could Disrupt Our Operations And Increase Our Expenses.

We rely on a continuous power supply for manufacturing and to conduct our business operations. Interruptions in electrical power supplies in California in the early part of 2001 could recur in the future. In addition, the cost of electricity and natural gas has risen significantly. Power outages could disrupt our manufacturing and business operations and those of many of our suppliers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. Any disruption to our operations or those of our suppliers could result in damage to our current and prospective business relationships and could result in lost revenue and additional expenses, thereby harming our business and operating results.

Our Certificate Of Incorporation And Bylaws And Delaware Law Contain Provisions That Could Discourage A Takeover.

Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Harmonic completed the acquisition of C-Cube Microsystems, Inc., or C-Cube, for approximately $1.8 billion in common stock. Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its current and former officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

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

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action have been stayed pending resolution of the motions to dismiss the securities actions. At an April 5, 2002 case management conference, the court continued the conference until June 7, 2002. The court stated that the parties need not appear if no decision on the motions to dismiss the securities action had been issued by that date.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, Harmonic was sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. However, Harmonic cannot assure you that an unfavorable outcome will not adversely impact the business, operating results, financial position and liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

None

b)	Reports on Form 8-K

A current report on Form 8-K (File No. 000-25826) was filed pursuant to the Securities and Exchange Act of 1934, as amended, on March 18, 2002, to comply with the requirements of Rule 3-05 of Regulation S-X. Consolidated financial statements of net income of the DiviCom business (an operating unit of C-Cube Microsystems Inc.), as of December 31, 1998 and December 31, 1999, and the related consolidated income statements, statements of changes in net investment and cash flows for each of the three years in the period ended December 31, 1999, were filed with such current report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2002	HARMONIC INC. (Registrant)

	By:	/s/ Robin N. Dickson

Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)