Form 10-Q
period 2002-06-28
HARMONIC INC
filed 2002-08-12
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________.

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

Yes [X]  No [   ]

As of June 28, 2002, there were 59,572,459 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	JUNE 28,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$37,848	$36,005
Short-term investments	19,007	18,272
Accounts receivable, net	38,473	34,402
Inventories	27,847	30,944
Deferred income taxes	4,219	9,065
Prepaid expenses and other assets	5,901	9,775

Total current assets	133,295	138,463
Property and equipment, net	38,629	45,755
Goodwill, intangibles and other assets	42,102	53,838

	$214,026	$238,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,664	$1,281
Accounts payable	10,992	10,296
Income taxes payable	6,047	2,804
Accrued liabilities	58,069	57,474

Total current liabilities	76,772	71,855

Long-term debt, less current portion	1,350	1,465
Deferred income taxes	4,219	9,065
Accrued excess facility costs	17,699	19,563
Other non-current liabilities	1,274	1,054

Total liabilities	101,314	103,002

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 59,572 and 59,063 shares issued and outstanding	59	59
Capital in excess of par value	1,961,863	1,959,043
Accumulated deficit	(1,849,343)	(1,824,207)
Accumulated other comprehensive income	133	159

Total stockholders’ equity	112,712	135,054

	$214,026	$238,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 28,	JUNE 29,	JUNE 28,	JUNE 29,
	2002	2001	2002	2001

Net sales	$56,309	$49,330	$110,341	$89,604
Cost of sales	37,074	41,051	75,343	92,085

Gross profit (loss)	19,235	8,279	34,998	(2,481)

Operating expenses:
Research and development	10,795	14,013	21,914	29,515
Selling, general and administrative	17,026	25,830	32,347	47,512
Amortization of intangibles	2,828	3,096	5,656	6,192

Total operating expenses	30,649	42,939	59,917	83,219

Loss from operations	(11,414)	(34,660)	(24,919)	(85,700)
Interest and other income (expense), net	290	(142)	283	1,414

Loss before income taxes	(11,124)	(34,802)	(24,636)	(84,286)
Provision for (benefit from) income taxes	—	(678)	500	(1,497)

Net loss	$(11,124)	$(34,124)	$(25,136)	$(82,789)

Net loss per share
Basic and Diluted	$(0.19)	$(0.59)	$(0.42)	$(1.42)

Weighted average shares
Basic and Diluted	59,552	58,177	59,513	58,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	June 28, 2002	June 29, 2001

Cash flows from operating activities:
Net loss	$(25,136)	$(82,789)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangibles	11,700	10,219
Depreciation	8,229	9,164
Impairment and loss on disposal of fixed assets	660	1,506
Deferred income taxes	155	(2,495)
Changes in assets and liabilities:
Accounts receivable	(4,072)	16,811
Inventories	3,097	18,098
Prepaid expenses and other assets	3,756	4,764
Accounts payable	696	(12,132)
Income taxes payable	3,271	7,861
Accrued excess facility costs	(1,864)	7,000
Accrued and other liabilities	815	3,313

Net cash provided by (used in) operating activities	1,307	(18,680)
Cash flows from investing activities:
Acquisition of property and equipment	(1,764)	(23,271)
Proceeds from sale of investments	8,473	99,515
Purchases of investments	(9,232)	(49,439)

Net cash provided by (used in) investing activities	(2,523)	26,805
Cash flows from financing activities:
Borrowings under bank line of credit	890	2,372
Repayments under bank line of credit	(621)	—
Proceeds from issuance of common stock, net	2,821	2,097

Net cash provided by financing activities	3,090	4,469
Effect of exchange rate changes on cash and cash equivalents	(31)	(96)

Net increase in cash and cash equivalents	1,843	12,498
Cash and cash equivalents at beginning of period	36,005	13,505

Cash and cash equivalents at end of period	$37,848	$26,003

Supplemental disclosure of cash flow information:
Interest expense	$176	$—
Income tax refunds, net	$(3,045)	$(20,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2002. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 3 — CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Investments are comprised of state, municipal and county obligations and corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. At June 28, 2002 all short-term investments mature in less than one year. At December 31, 2001, short-term investments of $0.5 million had maturities greater than one year.

NOTE 4 — INVENTORIES

In Thousands	June 28, 2002	December 31, 2001

	(Unaudited)
Raw materials	$15,182	$12,302
Work-in-process	2,221	3,920
Finished goods	10,445	14,722

	$27,847	$30,944

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

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

The Company has two operating segments, Broadband Access Networks, or BAN, and Convergent Systems, or CS. Management believes these operating segments represent the Company’s reporting units for purposes of applying SFAS No. 142. CS is the only reporting unit with goodwill and intangible assets. During the first quarter ended March 29, 2002, the Company performed the transitional goodwill impairment test for the CS reporting unit. The fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill, and therefore, the goodwill was determined not to be impaired.

The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of goodwill and assembled workforce for the three and six month periods ended June 28, 2002 and June 29, 2001:

	THREE MONTHS ENDED		SIX MONTHS ENDED

In Thousands (Unaudited)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Reported net loss	$(11,124)	$(34,124)	$(25,136)	$(82,789)
Goodwill amortization	—	187	—	374
Assembled workforce amortization	—	463	—	926

Adjusted net loss	$(11,124)	$(33,474)	$(25,136)	$(81,489)

Basic and diluted net loss per share:
Reported net loss	$(0.19)	$(0.59)	$(0.42)	$(1.42)
Goodwill amortization	—	—	—	—
Assembled workforce amortization	—	0.01	—	0.02

Adjusted net loss per share	$(0.19)	$(0.58)	$(0.42)	$(1.40)

Estimated future amortization expense of identified intangibles is $3.5 million per quarter for the remaining estimated useful life of approximately three years. The following is a summary of goodwill and intangible assets as of June 28, 2002 and December 31, 2001:

	June 28, 2002			December 31, 2001

	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,059	$(13,428)	$15,631	$29,059	$(7,849)	$21,210
Customer base	33,295	(13,782)	19,513	33,295	(8,738)	24,557
Trademark and tradename	4,076	(1,680)	2,396	4,076	(1,068)	3,008
Assembled workforce	—	—	—	2,285	(1,907)	378
Supply agreement	3,107	(1,281)	1,826	3,107	(815)	2,292

Subtotal of identified intangibles	69,537	(30,171)	39,366	71,822	(20,377)	51,445

Goodwill	1,780	—	1,780	1,557	—	1,557

Total goodwill and other intangibles	$71,317	$(30,171)	$41,146	$73,379	$(20,377)	$53,002

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $6.0 million secured equipment term loan sub-limit. The facility, which is available until April 2003, contains certain financial and other covenants, with which Harmonic was in compliance at June 28, 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% to 3.0% under the equipment term loan), are payable monthly, and are collateralized by Harmonic’s assets. As of June 28, 2002, the Company had outstanding borrowings of $3.0 million under its equipment term loan, of which $0.5 million was borrowed during the second quarter of 2002 and $0.9 million was borrowed during the first half of 2002. The term loan bears interest at 7.75% to 10.0% annually on outstanding borrowings which mature at various dates through December 2004. Harmonic also has a bank facility, which provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in April 2003. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and 2.0% for all other customers. At June 28, 2002, and December 31, 2001, $12.5 million and $5.7 million, respectively, were available under the trade receivables facility.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and six month periods ended June 28, 2002 and June 29, 2001 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended June 28, 2002 and June 29, 2001, 7.4 million and 7.1 million of options, respectively, were excluded from the net loss per share computations because their effect was antidilutive. For the six month periods ended June 28, 2002 and June 29, 2001, 5.5 million and 7.2 million of options, respectively, were excluded from the net loss per share computations because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

In Thousands (Unaudited)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Net loss	$(11,124)	$(34,124)	$(25,136)	$(82,789)
Change in unrealized gain (loss) on investments, net	19	(2)	5	(113)
Foreign currency translation	(29)	73	(31)	(96)

Total comprehensive loss	$(11,134)	$(34,053)	$(25,162)	$(82,998)

NOTE 9 — RESTRUCTURING AND EXCESS FACILITIES

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

As of June 28, 2002, accrued excess facility costs totaled $21.0 million. The cash outlay in the second quarter of 2002 was $0.9 million and $1.8 million for the first half of 2002, net of sublease income. The Company anticipates a cash outlay of approximately $2.0 million for the remainder of 2002, net of estimated sublease income, and to pay the remaining $19.0 million, net of estimated sublease income, over the remaining lease terms of up to eight years. Harmonic reassesses this liability on a quarterly basis based on changes in the timing and amounts of expected sublease rental income developments in the commercial real estate market, general economic conditions and changes in our facilities requirements.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

In Thousands (Unaudited)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Net sales:
Broadband Access Networks	$23,626	$20,845	$45,438	$39,650
Convergent Systems	32,683	28,485	64,903	49,954

Total net sales	$56,309	$49,330	$110,341	$89,604

Income (loss) from segment operations:
Broadband Access Networks	$1,958	$(9,100)	$1,017	$(31,876)
Convergent Systems	(1,678)	(8,514)	(4,640)	(25,798)

Income (loss) from segment operations	280	(17,614)	(3,623)	(57,674)
Amortization of goodwill and other intangibles	(5,850)	(5,110)	(11,700)	(10,219)
Interest and other income (expense), net	290	(142)	283	1,414
Corporate and unallocated costs, and eliminations	(5,844)	(11,936)	(9,596)	(17,807)

Loss before income taxes	$(11,124)	$(34,802)	$(24,636)	$(84,286)

NOTE 11 — RELATED PARTY

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI). BSI purchases products from Harmonic in connection with its supply chain management and fulfillment services business. Revenues from BSI were $4.4 million and $7.2 million for the three and six month periods ended June 28, 2002, respectively, and were $4.9 million for 2001. Accounts receivable from BSI were $0.9 million as of June 28, 2002.

NOTE 12 — LEGAL PROCEEDINGS

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

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action have been stayed pending resolution of the motions to dismiss the securities actions. At an April 5, 2002 case management conference, the court continued the conference until June 7, 2002. The court stated that the parties need not appear if no decision on the motions to dismiss the securities action had been issued by that date. Because no decision on those motions has been issued, the June 7, 2002 status conference was not held, and no further conference has been scheduled.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No liability has been provided at June 28, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, Harmonic was sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at June 28, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, Harmonic cannot assure you that an unfavorable outcome will not adversely impact its business, operating results, financial position and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future operating results, industry capital spending and market conditions, future capital expenditures, future cash flows, future interest income, future tax provisions, future borrowing capability and future liquidity. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q.

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

Harmonic’s net sales increased 14% in the second quarter of 2002 compared to the second quarter of 2001, and increased 23% in the first half of 2002 compared to the first half of 2001. The increased net sales reflected higher sales in each division, particularly in CS, which benefited from sales of new next-generation digital products including the MV50 encoder and Narrowcast Services Gateway, or NSG, for video-on-demand deployments, which commenced volume shipments in the second quarter of 2001.

While sales increased in the second quarter and first half of 2002, sales were well below levels achieved by Harmonic and DiviCom in 1999 and early 2000 as industry capital spending generally remains weak, particularly for BAN products. In addition, certain of our domestic and international customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. In particular, Adelphia Communications declared bankruptcy in May 2002, and as a result, we recorded no revenue from Adelphia during the second quarter and established a $2.9 million provision in the second quarter for probable losses on receivables and inventory associated with deferred revenue. Adelphia accounted for less than 5% of our net sales in 2001 and approximately 5% of net sales in the first quarter of 2002. The stock prices of other domestic cable companies have come under extreme pressure following this bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services. These issues may further restrict our customers’ access to capital.

As a consequence of recent capital market concerns about the cable industry, Harmonic is preparing for the possibility of reduced capital spending by domestic cable customers in the second half of 2002. In addition, spending by Harmonic’s domestic satellite customers and European customers is expected to be relatively flat in the second half of 2002 because of pending business consolidations, financial restructurings and regulatory issues. As a result of the uncertain market conditions and projected reduced revenues in the second half of 2002, the Company implemented a workforce reduction in July 2002 of approximately 80 full-time employees and 20 consultants and temporary staff to lower its costs. Not withstanding these actions, Harmonic expects to report a net loss at least through the second half of 2002.

Harmonic expects to record a charge for severance costs of approximately $1.0 million during the third quarter of 2002 for the July work force reduction. The recent workforce reduction followed a series of measures implemented in 2001 to reduce costs and improve operating efficiencies including a 30% reduction in our work force. The operating results in 2001 included charges of $75.6 million, consisting of $39.2 million for excess and obsolete inventories, $30.1 million for excess facility costs, $3.3 million for fixed asset impairment, and $3.0 million for severance and other costs.

The provisions for excess and obsolete inventories resulted from significant reductions in the demand for our products, principally BAN division products. In accordance with our policy we wrote down inventory levels in excess of our demand forecasts. We recorded excess facility charges for facilities that we no longer occupy, do not intend to occupy, or will vacate during 2002. We plan to sublease these facilities and have estimated the associated loss based on the expected timing and amount of sublease income. These estimates of expected sublease income, which we currently believe to be reasonable, are based principally on information available for comparable recent commercial real estate transactions. The commercial real estate market in Silicon Valley, however, is currently very weak, with substantial amounts of space on the market available for lease or simply left vacant. A limited number of transactions have been completed recently and we have no assurance that we can sublease our excess facilities at the times and rates we have assumed, if at all. Accordingly, our estimates of accrued excess facility costs could be subject to significant change in the future, depending on the timing and amounts of future sublease income, developments in the commercial real estate market, general economic conditions and damages in our facilities requirements.

Due to lower than expected sales in several quarters during 2000 and 2001, Harmonic failed to meet the expectations of securities analysts, and the price of our common stock declined significantly. See “Factors That May Affect Results of Future Operations — Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline.”

Results of Operations

Net Sales

Harmonic’s net sales increased 14% from $49.3 million in the second quarter of 2001 to $56.3 million in the second quarter of 2002. For the six month periods, net sales increased 23% from $89.6 million in the first half of 2001 to $110.3 million in the first half of 2002. The sales increases in both periods of 2002 reflected higher sales in each division. CS division sales increased 15% in the second quarter of 2002 compared to the second quarter of 2001, and increased 30% in the first six months of 2002 compared to the first six months of 2001. The CS sales increases in both periods of 2002 were principally due to sales of new next-generation digital products including the MV50 encoder and Narrowcast Services Gateway, or NSG, for video-on-demand deployments, which commenced volume shipments in the second quarter of 2001. BAN division sales increased 13% in the second quarter of 2002 compared to the second quarter of 2001, and increased 15% in the first six months of 2002 compared to the first six months of 2001, principally due to higher spending on network upgrades by certain domestic cable operators. Harmonic’s domestic sales represented 77% of net sales in both the second quarter of 2002 and second quarter of 2001.

Gross Profit

Gross profit increased from $8.3 million (17% of net sales) in the second quarter of 2001 to a gross profit of $19.2 million (34% of net sales) in the second quarter of 2002. For the six month periods, gross profit increased from a gross loss of $2.5 million (-3% of net sales) in the first six months of 2001 to a gross profit of $35.0 million (32% of net sales) in the first six months of 2002. The increases in gross profit for both periods of 2002, were primarily due to increased sales and associated higher fixed cost absorption as a result of higher production levels, partially offset by pricing pressure for certain products due to increased competition. In addition, gross profit for the second quarter of 2002 included a benefit of $2.9 million resulting from products sold during the quarter for which the cost basis had been written down in prior years. Also, the gross profit for the six month period of 2001 included charges of $19 million attributable to the recording of inventory provisions in the first quarter of 2001, of which approximately $11 million related to streamlining of product lines and reducing the number of products with low margins or volumes. Gross margins, excluding these special items and amortization of intangibles, increased from 21% in the second quarter of 2001 to 35% in the second quarter of 2002. Harmonic anticipates that gross margins may fluctuate in future periods due to a number of factors including sales volume, pricing, factory spending levels and the timing and amount of sales of previously written down product.

Research and Development

Research and development expenses decreased from $14.0 million (28% of net sales) in the second quarter of 2001 to $10.8 million (19% of net sales) in the second quarter of 2002. For the six month periods, research and development expenses decreased from $29.5 million (33% of net sales) in 2001 to $21.9 million (20% of net sales) in 2002. The decreases were primarily due to a reduction in headcount associated with the cost control measures which were implemented in 2001. The decreases in research and development as a percentage of sales were also attributable to increased net sales. Harmonic anticipates that research and development expenses will be modestly lower in absolute dollars during the second half of 2002, although they may vary as a percentage of net sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $25.8 million (52% of net sales) in the second quarter of 2001 to $17.0 million (30% of net sales) in the second quarter of 2002. For the six month periods, selling, general and administrative expenses decreased from $47.5 million (53% of net sales) in 2001 to $32.3 million (29% of net sales) in 2002. The decreases were principally due to a reduction in headcount associated with the 2001 work force reductions, lower promotional expenses and a $7.0 million charge for excess facility costs recorded during the second quarter of 2001, partially offset by a $2.7 million charge recorded in the second quarter of 2002 to provide for probable credit losses in connection with the bankruptcy filing of Adelphia Communications. The decreases in selling, general and administrative expenses as a percentage of sales were also attributable to increased net sales. Harmonic anticipates that selling, general and administrative expenses, excluding the Adelphia charge, will be modestly lower in absolute dollars during the second half of 2002, although they may vary as a percentage of net sales.

Goodwill and Other Intangibles

The Company recorded $3.1 million and $6.2 million of amortization expense during the second quarter and first half of 2001, respectively, related to goodwill and other intangibles. Amortization expense decreased to $2.8 million and $5.7 million during the second quarter and first half of 2002, respectively, following the adoption of Statement of Financial Accounting Standards, or SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. See Note 5 to the Notes to Condensed Consolidated Financial Statements for the quarter ended June 28, 2002. Beginning in the third quarter of 2002, amortization expense is expected to decrease to $2.0 million a quarter over the remaining estimated useful life of approximately three years.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased from ($0.1) million in the second quarter of 2001 to $0.3 million in the first quarter of 2002, but decreased from $1.4 million for the six month period of 2001 to $0.3 million for the six month period of 2002. Except for a $0.5 million provision for an impairment of certain long term investments recorded during the second quarter of 2001, these changes were due primarily to lower interest income resulting from a reduction in average cash and short-term investment balances and lower interest rates, and an increase in interest expenses on borrowings under the equipment term loan facility.

Income Taxes

A provision for income tax expense of $0.5 million was recorded for the first half of 2002 principally due to establishment of a valuation allowance for deferred tax assets and foreign taxes. For the first half of 2001 the Company recorded a benefit from income taxes because of non-deductible goodwill and intangible amortization, which was partially offset by a provision for foreign taxes. For 2002, the Company expects to have an annual tax provision of approximately $0.5 million due to foreign income taxes.

Liquidity and Capital Resources

As of June 28, 2002, cash and cash equivalents and short term investments totaled $56.9 million compared to $54.3 million as of December 31, 2001. Cash provided by operations was $1.3 million in the first six months of 2002, compared to cash used in operations of $18.7 million in the first six months of 2001. Cash was provided by operations in the first six months of 2002 principally due to a significantly reduced loss which was more than offset by non-cash charges for depreciation and amortization and net cash provided through improved working capital management. Cash used in operations in the first six months of 2001 was primarily due to the net loss, partially offset by depreciation and amortization, lower accounts receivable and inventories and higher accrued liabilities. The increase in accrued liabilities in the 2001 period related to income tax refunds of $22.4 million which were received during the first quarter of 2001. Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and Harmonic expects final settlement, and payment, of these obligations to a variety of taxing authorities and LSI Logic over the next several quarters.

Additions to property, plant and equipment were $23.3 million and $1.8 million in the first six months of 2001 and 2002, respectively. The decrease from 2001 was due principally to expenditures during the first six months of 2001 for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of a new enterprise resource planning (ERP) software system. Harmonic expects capital expenditures to be approximately $5 million during 2002.

Harmonic has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $6.0 million secured equipment term loan sub-limit. The facility, which is available until April 2003, contains certain financial and other covenants, with which Harmonic was in compliance at June 28, 2002. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% to 3.0% under the equipment term loan), are payable monthly, and are collateralized by Harmonic’s assets. As of June 28, 2002, Harmonic had outstanding borrowings of $3.0 million under its equipment term loan, of which $0.5 million and $0.9 million were borrowed during the second quarter and first half of 2002, respectively. The term loan bears interest at 7.75% to 10.0% annually on outstanding borrowings which mature at various dates through December 2004. Harmonic also has a facility which provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in April 2003. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and 2.0% for all other customers. At June 28, 2002 and December 31, 2001, $12.5 million and $5.7 million, respectively, were available under the trade receivables facility.

While Harmonic expects to report a net loss at least through the second half of 2002, we believe that our existing liquidity sources, including our bank line of credit and trade receivables facilities, will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position, although we have no current plans to raise additional funds at prevailing market prices. Because our stock is currently trading at historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs.

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that any financing will be available on terms acceptable to us, if at all. See “Factors That May Affect Future Results of Operations — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

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

These capital spending patterns are dependent on a variety of factors, including:

–	access to financing;

–	annual budget cycles;

–	the impact of industry consolidation;

–	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

–	overall demand for communication services and the acceptance of new video, voice and data services;

–	evolving industry standards and network architectures;

–	competitive pressures;

–	discretionary customer spending patterns;

–	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

–	uncertainty related to development of digital video and cable modem industry standards;

–	delays associated with the evaluation of new services and system architectures by many cable television operators;

–	emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades; and

–	general economic conditions in domestic and international markets.

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

Certain of our international customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. For example, two of our major domestic customers, Adelphia Communications and Winfirst, declared bankruptcy during the first half of 2002, while NTL, a major international customer, has announced a significant financial restructuring. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the recent bankruptcy of Adelphia Communications has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertain and volatile capital markets has further pressured the market values of domestic cable operators and may further restrict their access to capital.

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as digital set top boxes, and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past and could have in the future a material adverse effect on our sales in a particular quarter. In this regard, due to lower than expected sales in several quarters during 2000 and 2001, we failed to meet our internal expectations, as well as the expectations of securities analysts, and the price of our common stock declined significantly.

Cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

BAN division sales have decreased significantly from the third quarter of 2000 and were 57% lower in 2001 than in 2000. This was due in particular to reduced spending by AT&T Broadband and RCN. These two customers accounted for a total of 23% of sales in 2000 compared to a combined total of less than 5% of sales in 2001 and approximately 5% of sales for the first half of 2002. CS division sales from the second quarter of 2000 through the first quarter of 2001, consisting principally of DiviCom products, were below DiviCom’s sales levels in 1999 and the first quarter of 2000, and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators. For a more detailed discussion regarding risks related to Charter Communications, Comcast, and other major customers, see “Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.”

CS division sales have increased significantly since the first quarter of 2001 and were 30% higher in the first six months of 2002 than in the first six months of 2001 due principally to demand for our next-generation digital systems such as the Narrowcast Services Gateway, or NSG, for video-on-demand deployments, and the MV50 encoder. CS sales of the MV50 encoder have benefited over the past year from the expansion of local channel offerings and compliance with FCC “must carry” regulations by domestic direct broadcast satellite, or DBS, operators. We anticipate that, in light of the announced acquisition of DirecTV by EchoStar and expectations that operators will add fewer local markets in 2002, our revenue from domestic DBS will decline in 2002.

Due to challenging market conditions and uncertainty about the capital spending plans of our domestic cable customers, as well as domestic satellite and certain European customers, Harmonic expects reduced sales in the second half of 2002 and expects to report a net loss, at least through the second half of 2002.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales and sales of DiviCom have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest end user customers in 2000, 2001, and the first half of 2002 accounted for approximately 52%, 49% and 64% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast and AT&T Broadband, and EchoStar and DirecTV have announced plans to complete business combinations. The proposed merger of Comcast and AT&T Broadband has received stockholder approval and is expected to close later this year, subject to remaining regulatory approvals. The proposed acquisition of DirecTV by EchoStar is still subject to regulatory and shareholder approvals, among other conditions. In the second quarter of 2002, sales to Charter Communications and Comcast accounted for 20% and 16% of net sales, respectively, compared to l8% and less than 10% of net sales, respectively, for each of these customers in the second quarter of 2001. In the second quarter of 2001, two other domestic customers each represented 12% of net sales. For the first six months of 2002, Charter Communications accounted for 18% of net sales compared to 15% of net sales for the first six months of 2001. The loss of Charter Communications, Comcast or any other significant customer or any reduction in orders by Charter Communications, or Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. We cannot currently predict the impact of the acquisitions of AT&T Broadband by Comcast on our future sales nor can we predict the impact of the acquisition of DirecTV by Echostar, if approved, on our future sales. Our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

–	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

–	changes in market demand;

–	the timing and amount of customer orders;

–	the timing of revenue from systems contracts which may span several quarters;

–	competitive market conditions;

–	our unpredictable sales cycles;

–	new product introductions by our competitors or by us;

–	changes in domestic and international regulatory environments;

–	market acceptance of new or existing products;

–	the cost and availability of components, subassemblies and modules;

–	the mix of our customer base and sales channels;

–	the mix of our products sold;

–	our development of custom products and software;

–	the level of international sales; and

–	economic conditions specific to the cable and satellite industries, and general economic conditions.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales in several quarters during 2000 and 2001, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined significantly.

Following the September 11, 2001 terrorist attacks in New York City and Washington, D.C., the United States and global economies have weakened and may continue to deteriorate, which may impair our ability to sell our products within the United States and internationally, and may result in further decreases in our revenues and cause our stock price to decline. In addition, it is anticipated that in the wake of these events, the United States and global capital markets will continue to experience a period of increased volatility. These events and general market uncertainty may have a negative impact on our business as a result of the cautious purchasing behavior of customers.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While we expect to report a net loss at least through the second half of 2002, we currently believe that our existing liquidity sources, including bank line of credit and trade receivables sale facilities, will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position, although we have no current plans to raise additional funds at prevailing market prices. Because our stock is currently trading at historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001 and the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Sales to customers outside of the United States in 2000, 2001 and the first half of 2002 represented 36%, 38% and 27%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

–	changes in foreign government regulations and telecommunications standards;

–	import and export license requirements, tariffs, taxes and other trade barriers;

–	fluctuations in currency exchange rates;

–	difficulty in collecting accounts receivable;

–	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

–	difficulty in staffing and managing foreign operations; and

–	political and economic instability.

Certain of our international customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

While our international sales have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Following implementation of the Euro in January 2002, we expect a higher portion of our European business to be denominated in Euros, which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not develop in the future.

If Sales Forecasted For A Particular Period Are Not Realized In That Period Due To The Unpredictable Sales Cycles Of Our Products, Our Operating Results For That Period Will Be Harmed.

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

–	a significant technical evaluation;

–	a commitment of capital and other resources by cable, satellite, and other network operators;

–	capital expenditures;

–	time required to engineer the deployment of new technologies or services within broadband networks; and

–	testing and acceptance of new technologies that affect key operations.

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated.

As a result of the merger with C-Cube, a significant portion of our revenue is derived from solution contracts. A substantial portion of CS division revenues are from solution contracts that include a combination of product sales as well as design, installation and integration services. Revenue forecasts for solution contracts are based on the estimated timing of the design, installation and integration of projects. Because the solution contracts generally span several quarters and revenue recognition is based on progress under the contract, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.

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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Harmonic’s competitors in the cable television fiber optics systems business include corporations such as Arris (a company owned in part by Nortel and Liberty Media), C-Cor.net (which recently announced plans to acquire Philips’ fiber optics systems business) , Motorola, and Scientific-Atlanta. In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg, Thomson Multimedia and Philips, and in certain product lines with Cisco and a number of smaller companies.

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

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products:

–	are not cost effective;

–	are not brought to market in a timely manner;

–	are not in accordance with evolving industry standards and architectures; or

–	fail to achieve market acceptance.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 38% since the beginning of 2001 due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. In particular, in April 2001 we implemented a new management information system. We believe this new system significantly affects many aspects of our business, including accounting, manufacturing operations, purchasing, sales and marketing functions. The successful operation of this system is critical to our business.

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

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, which was acquired by LSI Logic in June 2001, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, we may not be able to fully recognize the benefits of the acquisition. See “Supply, License and Development Agreement” at page 60 of the joint proxy statement filed with the SEC on March 23, 2000, for further details of Harmonic’s business relationship with the spun-off semiconductor business after the merger.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 40 issued United States patents and 10 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

On May 3, 2000, Harmonic completed its merger with of C-Cube for approximately $1.8 billion in Harmonic common stock. Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its current and former officers and directors were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.

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

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action have been stayed pending resolution of the motions to dismiss the securities actions. At an April 5, 2002 case management conference, the court continued the conference until June 7, 2002. The court stated that the parties need not appear if no decision on the motions to dismiss the securities action had been issued by that date. Because no decision on those motions has been issued, the June 7, 2002 status conference was not held, and no further conference has been scheduled.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No liability has been provided at June 28, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, we were sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at June 28, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, we cannot assure you that an unfavorable outcome will not adversely impact our business, operating results, financial position and liquidity.

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

Some Anti-Takeover Provisions Contained in Our Certificate of Incorporation, Bylaws and Stockholder Rights Plan, as well as Provisions of Delaware Law, Could Impair a Takeover Attempt.

Harmonic has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the Harmonic Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;

•	limiting the liability of, and providing indemnification to, directors and officers;

•	limiting the ability of Harmonic stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of Harmonic stockholders and for nominations of candidates for election to the Harmonic Board of Directors;

•	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings, and providing.

These provisions, alone or together, could delay hostile takeovers and changes in control or management of Harmonic.

In addition, Harmonic has adopted a stockholder rights plan. The rights are not intended to prevent a takeover of Harmonic. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of Harmonic deemed undesirable by the Harmonic Board of Directors. The rights would cause substantial dilution to a person or group that attempts to acquire Harmonic on terms or in a manner not approved by the Harmonic Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

As a Delaware corporation, Harmonic also is subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation or bylaws, our stockholder rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for Harmonic stockholders to receive a premium for their shares of Harmonic common stock, and could also affect the price that some investors are willing to pay for Harmonic common stock.

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

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class actions and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action have been stayed pending resolution of the motions to dismiss the securities actions. At an April 5, 2002 case management conference, the court continued the conference until June 7, 2002. The court stated that the parties need not appear if no decision on the motions to dismiss the securities action had been issued by that date. Because no decision on those motions has been issued, the June 7, 2002 status conference was not held, and no further conference has been scheduled.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No liability has been provided at June 28, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, Harmonic was sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at June 28, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, Harmonic cannot assure you that an unfavorable outcome will not adversely impact the business, operating results, financial position and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held on May 17, 2002, the following matters were acted upon by the stockholders of the Company:

1.	The election of Anthony J. Ley, E. Floyd Kvamme, David A. Lane*, Lewis Solomon, Michel L. Vaillaud, and David Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2.	To approve the adoption of the 2002 Director Option Plan.

3.	To approve the adoption of the 2002 Employee Stock Purchase Plan.

4.	To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

5.	To transact such other business as may properly come before the meeting and any adjournment or postponement thereof.

*	In July 2002, Mr. Lane resigned from the board of directors and William F. Reddersen was elected by the board to fill the vacancy.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 59,491,522 and 55,012,056 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		VOTES FOR	WITHHELD

1.	Election of Directors
	a) Anthony J. Ley	54,674,209	337,847
	b) E. Floyd Kvamme	54,438,537	573,519
	c) David A. Lane	54,446,484	565,572
	d) Lewis Solomon	54,431,495	580,561
	e) Michel L. Vaillaud	54,438,279	573,777
	f) David R. Van Valkenburg	54,691,564	320,492
					BROKER
		VOTES FOR	VOTES AGAINST	ABSTENTIONS	NON-VOTE

2.	Adoption of 2002 Director Option Plan	30,713,754	3,450,469	170,397	0
3.	Adoption of 2002 Employee Stock Purchase Plan	30,204,862	4,001,727	128,031
4.	Ratification of Independent Accountants	53,907,688	1,017,085	87,282	0
5.	To transact such other business as may properly come before the meeting any adjournment or postponement thereof	33,090,811	18,632,177	3,289,067	0

ITEM 5. OTHER INFORMATION

Audit Committee Pre-Approval of Non-Audit Services

As required by Section 202 Sarbanes-Oxley Act of 2002, the Company’s Audit Committee of the Board of Directors of the Company has pre-approved certain non-audit services to be provided by PricewaterhouseCoopers, the Company’s independent accountants. These services relate to consultation, advice and other services in connection with tax planning and compliance, SEC registration statements, potential acquisitions and other transactions, application of generally accepted accounting principles and the provision of statutory audit services in foreign jurisdictions.

Related Party Transactions

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI), a provider of supply chain management and fulfillment services. BSI provides strategic product fulfillment services to Charter Communications, a major customer. Certain Harmonic products required by Charter are directed by Charter to be purchased by BSI. Mr. Solomon is also a director of Terayon Communications, with whom the Company recently concluded a resale agreement for certain Terayon products. Harmonic believes that the terms of these transactions are at arms length and on terms no more favorable than those agreed to with other parties given comparable volumes and conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

A current report on Form 8-K (File No. 000- 02644058) was filed pursuant to the Securities and Exchange Act of 1934, as amended, on July 25, 2002, to announce the adoption of a stockholder rights plan and file our amended and restated bylaws, a certificate of designations for Series A Participating Preferred Stock and the stockholder rights plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2002	HARMONIC INC. (Registrant)

	By:	/s/ Robin N. Dickson

Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.