Form 10-Q
period 2002-09-27
HARMONIC INC
filed 2002-11-12
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2002

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

Yes    [X]     No    [   ]

As of September 27, 2002, there were 60,063,686 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	SEPTEMBER 27, 2002	DECEMBER 31, 2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$28,334	$36,005
Short-term investments	26,223	18,272
Accounts receivable, net	23,426	34,402
Inventories	32,034	30,944
Deferred income taxes	2,785	9,065
Prepaid expenses and other assets	6,749	9,775

Total current assets	119,551	138,463
Property and equipment, net	35,705	45,755
Goodwill, intangibles and other assets	38,730	53,838

	$193,986	$238,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,863	$1,281
Accounts payable	11,246	10,296
Income taxes payable	5,941	2,804
Accrued liabilities	58,354	57,474

Total current liabilities	78,404	71,855
Long-term debt, less current portion	—	1,465
Deferred income taxes	2,785	9,065
Accrued excess facilities costs	35,450	19,563
Other non-current liabilities	1,349	1,054

Total liabilities	117,988	103,002

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 60,063 and 59,063 shares issued and outstanding	60	59
Capital in excess of par value	1,963,230	1,959,043
Accumulated deficit	(1,887,373)	(1,824,207)
Accumulated other comprehensive income	81	159

Total stockholders’ equity	75,998	135,054

	$193,986	$238,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Net sales	$37,019	$57,473	$147,360	$147,077
Cost of sales	27,091	69,877	102,434	161,962

Gross profit (loss)	9,928	(12,404)	44,926	(14,885)

Operating expenses:
Research and development	9,737	11,932	31,651	41,447
Selling, general and administrative	36,694	41,566	69,041	89,078
Amortization of intangibles	1,933	3,472	7,589	9,664

Total operating expenses	48,364	56,970	108,281	140,189

Loss from operations	(38,436)	(69,374)	(63,355)	(155,074)
Interest and other income (expense), net	406	(112)	689	1,302

Loss before income taxes	(38,030)	(69,486)	(62,666)	(153,772)
Provision for (benefit from) income taxes	—	(677)	500	(2,174)

Net loss	$(38,030)	$(68,809)	$(63,166)	$(151,598)

Net loss per share
Basic and Diluted	$(0.63)	$(1.17)	$(1.06)	$(2.59)

Weighted average shares
Basic and Diluted	60,023	58,908	59,683	58,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	September 27,	September 28,
	2002	2001

Cash flows from operating activities:
Net loss	$(63,166)	$(151,598)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	15,174	15,708
Depreciation	12,056	14,038
Impairment and loss on disposal of fixed assets	702	12,158
Deferred income taxes	155	(3,672)
Changes in assets and liabilities:
Accounts receivable	10,976	26,597
Inventories	(1,091)	44,767
Prepaid expenses and other assets	2,807	4,379
Accounts payable	950	(18,436)
Income taxes payable	3,155	2,282
Accrued excess facilities costs	19,658	22,228
Accrued and other liabilities	(2,597)	3,234

Net cash used in operating activities	(1,221)	(28,315)
Cash flows from investing activities:
Acquisition of property and equipment	(2,709)	(25,490)
Proceeds from sales and maturities of investments	13,786	113,361
Purchases of investments	(21,733)	(52,990)

Net cash provided by (used in) investing activities	(10,656)	34,881
Cash flows from financing activities:
Borrowings under bank line of credit	1,027	2,687
Repayments under bank line of credit	(910)	(211)
Proceeds from issuance of common stock, net	4,189	6,016

Net cash provided by financing activities	4,306	8,492
Effect of exchange rate changes on cash and cash equivalents	(100)	(310)

Net increase (decrease) in cash and cash equivalents	(7,671)	14,748
Cash and cash equivalents at beginning of period	36,005	13,505

Cash and cash equivalents at end of period	$28,334	$28,253

Supplemental disclosure of cash flow information:
Interest expense	$227	$—
Income tax refunds, net	$(3,015)	$(23,027)

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Upon adoption, the Company does not expect a material impact on its financial position or results of operations.

NOTE 3 — CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Investments are comprised of corporate debt securities with lives ranging from three months to two years. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

NOTE 4 — INVENTORIES

	September 27,	December 31,
In Thousands	2002	2001

	(Unaudited)
Raw materials	$14,249	$12,302
Work-in-process	4,087	3,920
Finished goods	13,698	14,722

	$32,034	$30,944

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

As of January 1, 2002, Harmonic adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, the Company reassessed the classification of its goodwill and intangible assets and reclassified $0.2 million of assembled workforce, net of accumulated amortization and tax effects, to goodwill, and ceased the amortization of goodwill.

The Company has two operating segments, Broadband Access Networks, or BAN, and Convergent Systems, or CS. Management believes these operating segments represent the Company’s reporting units for purposes of applying SFAS No. 142. CS is the only reporting unit with goodwill and intangible assets. During the quarter ended March 29, 2002, the Company performed the transitional goodwill impairment test for the CS reporting unit. The fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill, and therefore, the goodwill was determined not to be impaired. In the fourth quarter, the Company will conduct its annual impairment tests of goodwill and intangible assets, and if required, record any impairment charge.

The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of goodwill and assembled workforce for the three and nine month periods ended September 27, 2002 and September 28, 2001:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 27,	September 28,	September 27,	September 28,
In Thousands (Unaudited)	2002	2001	2002	2001

Reported net loss	$(38,030)	$(68,809)	$(63,166)	$(151,598)
Goodwill amortization	—	187	—	561
Assembled workforce amortization, net of tax	—	273	—	819

Adjusted net loss	$(38,030)	$(68,349)	$(63,166)	$(150,218)

Basic and diluted net loss per share:
Reported net loss	$(0.63)	$(1.17)	$(1.06)	$(2.59)
Goodwill amortization	—	—	—	0.01
Assembled workforce amortization, net of tax	—	0.01	—	0.01

Adjusted net loss per share	$(0.63)	$(1.16)	$(1.06)	$(2.57)

The following is a summary of reported net income (loss) and net income (loss) per share as adjusted to exclude amortization of goodwill and assembled workforce, net of related tax effects, for the fiscal years ended December 31, 2001, 2000, and 1999:

	December 31,	December 31,	December 31,
In Thousands	2001	2000	1999

Reported net income (loss)	$(166,407)	$(1,654,008)	$23,680
Goodwill amortization	673	201,743	304
Assembled workforce amortization, net of tax	1,092	1,818	—

Adjusted net income (loss)	$(164,642)	$(1,450,447)	$23,984

Basic net income (loss) per share:
Reported net income (loss)	$(2.84)	$(34.06)	$0.84
Goodwill amortization	0.01	4.15	0.01
Assembled workforce amortization, net of tax	0.02	0.04	—

Adjusted net income (loss) per share	$(2.81)	$(29.87)	$0.85

Diluted net income (loss) per share:
Reported net income (loss)	$(2.84)	$(34.06)	$0.76
Goodwill amortization	0.01	4.15	0.01
Assembled workforce amortization, net of tax	0.02	0.04	—

Adjusted net income (loss) per share	$(2.81)	$(29.87)	$0.77

Estimated future amortization expense of identified intangibles is $3.5 million per quarter for the remaining estimated useful life of approximately three years. The following is a summary of goodwill and intangible assets as of September 27, 2002 and December 31, 2001:

	September 27 , 2002			December 31, 2001

	(Unaudited)

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,059	$(14,807)	$14,252	$29,059	$(7,849)	$21,210
Customer base	33,295	(15,504)	17,791	33,295	(8,738)	24,557
Trademark and tradename	4,076	(1,891)	2,185	4,076	(1,068)	3,008
Assembled workforce	—	—	—	2,285	(1,907)	378
Supply agreement	3,107	(1,442)	1,665	3,107	(815)	2,292

Subtotal of identified intangibles	69,537	(33,644)	35,893	71,822	(20,377)	51,445

Goodwill	1,780	—	1,780	1,557	—	1,557

Total goodwill and other intangibles	$71,317	$(33,644)	$37,673	$73,379	$(20,377)	$53,002

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $6.0 million secured equipment term loan sub-limit. The facility, which is available until April 2003, contains certain financial and other covenants, with which Harmonic was not in compliance at September 27, 2002. Accordingly, the Company has classified borrowings pursuant to the line as short-term. The Company has subsequently obtained a waiver for the third quarter of 2002 from the bank for noncompliance with these covenants. In connection with obtaining the waiver, the Company and the bank are in negotiation to modify the facility, including revising the certain covenants, amongst other things. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% to 3.0% under the equipment term loan), are payable monthly, and are collateralized by Harmonic’s assets. As of September 27, 2002 the Company had outstanding borrowings of $2.9 million under its equipment term loan, of which $0.1 million and $1.0 million were borrowed during the third quarter and the first nine months of 2002, respectively. The term loan bears interest at 7.75% to 10.0% annually on outstanding borrowings which mature at various dates through March 2005.

Harmonic also has a bank facility, which provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in April 2003. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and 2.0% for all other customers. At September 27, 2002, and December 31, 2001, $12.5 million and $5.7 million, respectively, were available under the trade receivables facility.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and nine month periods ended September 27, 2002 and September 28, 2001 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended September 27, 2002 and September 28, 2001, 7.9 million and 4.7 million of options, respectively, were excluded from the net loss per share computations because their effect was antidilutive. For the nine month periods ended September 27, 2002 and September 28, 2001, 7.3 million and 5.0 million of options, respectively, were excluded from the net loss per share computations because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 27,	September 28,	September 27,	September 28,
In Thousands (Unaudited)	2002	2001	2002	2001

Net loss	$(38,030)	$(68,809)	$(63,166)	$(151,598)
Change in unrealized gain (loss) on investments, net	17	54	22	(59)
Foreign currency translation	(69)	(214)	(100)	(310)

Total comprehensive loss	$(38,082)	$(68,969)	$(63,244)	$(151,967)

NOTE 9 — RESTRUCTURING AND EXCESS FACILITIES

Harmonic recorded a charge for severance costs of approximately $0.8 million during the third quarter of 2002 related to the July work force reduction of approximately 80 full-time employees and 20 consultants and temporary staff. This followed a 30% workforce reduction during 2001 for which the Company recorded severance and other costs of $3.0 million at the time. In light of the Company’s reduced headcount, difficult business conditions, and a weak local commercial real estate market, management reassessed the accrual for the costs of excess facilities and recorded a charge of $22.5 million during the third quarter of 2002. Harmonic changed its estimates with regard to the expected timing and amount of sublease income due to the substantial and growing surplus of vacant space in the San Francisco Bay Area. The excess facilities charge recorded during the third quarter was generally for facilities that are no longer occupied or which the Company does not intend to occupy, and followed charges of $30.1 million recorded for excess facilities in 2001 when the initial accruals were established.

As of September 27, 2002, accrued excess facilities costs totaled $42.5 million, of which $7.0 million is classified as short-term and $35.5 million as long-term. The cash outlay for the accrued excess facilities costs during the three month and nine month periods ended September 27, 2002 was $1.0 million and $2.8 million, respectively, net of sublease income. The Company anticipates a cash outlay of approximately $1.0 million for the last quarter of 2002, net of estimated sublease income, and to pay the remaining $41.5 million, net of estimated sublease income, over the remaining lease terms of up to eight years. Harmonic reassesses this liability on a quarterly basis based on changes in the timing and amounts of expected sublease rental income, developments in the commercial real estate market, general economic conditions and changes in our facilities requirements.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 27,	September 28,	September 27,	September 28,
In Thousands (Unaudited)	2002	2001	2002	2001

Net sales:
Broadband Access Networks	$13,181	$17,758	$58,619	$57,408
Convergent Systems	23,838	39,715	88,741	89,669

Total net sales	$37,019	$57,473	$147,360	$147,077

Loss from segment operations:
Broadband Access Networks	$(3,533)	$(25,166)	$(2,516)	$(57,041)
Convergent Systems	(5,162)	(11,083)	(9,802)	(36,881)

Loss from segment operations	(8,695)	(36,249)	(12,318)	(93,922)
Amortization of intangibles	(3,474)	(5,489)	(15,174)	(15,708)
Interest and other income (expense), net	406	(112)	689	1,302
Corporate and unallocated costs, and eliminations	(26,267)	(27,636)	(35,863)	(45,444)

Loss before income taxes	$(38,030)	$(69,486)	$(62,666)	$(153,772)

NOTE 11 — CAPITAL STRUCTURE

Harmonic has 5,000,000 authorized shares of preferred stock. On July 23, 2002, the Company classified 100,000 of these shares as Series A Participating Preferred Stock in connection with the board’s same day approval and adoption of a stockholder rights plan. Under the plan, we declared and paid a dividend of one preferred share purchase right for each share of Harmonic common stock held by our stockholders of record as of the close of business on August 7, 2002. Each preferred share purchase right entitles the holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, at a price of $25.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. The stockholder rights plan may have the effect of deterring or delaying a change in control of Harmonic.

NOTE 12 — RELATED PARTY

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI). BSI purchases products from Harmonic in connection with its supply chain management and fulfillment services business. Revenues from BSI were $1.3 million and $8.5 million for the three and nine month periods ended September 27, 2002, respectively, and were $4.9 million for 2001. Accounts receivable from BSI were $0.9 million as of September 27, 2002, and less than $0.1 million as of December 31, 2001. Mr. Solomon is also a director of Terayon Communications, with whom the Company signed a reseller agreement with minimum purchase commitments for certain products during the second quarter of 2002. As of September 27, 2002, Harmonic had liabilities to Terayon of approximately $0.5 million for inventory purchases.

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

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No liability has been provided at September 27, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, Harmonic was sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at September 27, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, Harmonic cannot assure you that an unfavorable outcome will not adversely impact its business, operating results, financial position and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding future operating results, industry capital spending and market conditions, future capital expenditures, future cash flows, future cost reduction actions, future interest income, future tax provisions and liabilities, future borrowing capability and future liquidity. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.

Overview

Harmonic designs, manufactures and sells a variety of broadband solutions that allow communications service providers around the world to deliver video, voice and data to their subscribers. Harmonic’s fiber optic, digital video and data delivery systems enable network operators to provide a range of interactive and advanced digital services that include digital video, high-speed Internet access, telephony, HDTV, video and audio streaming, and video-on-demand.

Historically, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of digital headend products beginning in 1997, we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

In order to further expand our digital systems capability, Harmonic completed its merger with C-Cube Microsystems Inc. in May 2000, pursuant to the terms of a merger agreement dated October 27, 1999. Under the terms of the merger agreement, C-Cube spun off its semiconductor business as a separate publicly traded company, which was subsequently acquired by LSI Logic in June 2001. C-Cube merged into Harmonic and Harmonic therefore acquired C-Cube’s DiviCom business, which provides encoding products and systems for digital television. The merged company has been organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems.

Harmonic’s net sales decreased 36% in the third quarter of 2002 compared to the third quarter of 2001, and decreased 34% compared to the second quarter of 2002. For the first nine months of 2002 net sales were essentially unchanged compared to the first nine months of 2001. The decrease in net sales during the third quarter of 2002 reflected a more challenging capital spending environment worldwide, which adversely impacted sales of each division.

Since the middle of 2000, Harmonic’s sales have been well below levels achieved by Harmonic and DiviCom in 1999 and early 2000 as industry capital spending generally remains weak, particularly for BAN products. In addition, certain of our domestic and international customers have accumulated significant levels of debt and have announced in recent quarters, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. In particular, Adelphia Communications declared bankruptcy in June 2002, and as a result, we recorded no revenue from Adelphia during the second quarter and established a $2.9 million provision in the second quarter for probable losses on receivables and inventory associated with deferred revenue. Adelphia accounted for less than 5% of our net sales in 2001 and approximately 5% of net sales in the first quarter of 2002. The stock prices of other domestic cable companies have come under extreme pressure following this bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services. These issues may further restrict our customers’ access to capital.

We believe that these capital market concerns about the cable industry and the associated pressures on capital spending contributed to our lower sales during the third quarter of 2002 and we expect capital spending by domestic cable customers to remain at reduced levels in the fourth quarter of 2002. In addition, spending by Harmonic’s domestic satellite customers and European customers was also weak in the third quarter of 2002. We believe that this was principally because of pending business consolidations, financial restructurings and regulatory issues. In particular, we believe that the ongoing regulatory review of the proposed acquisition of DirecTV by Echostar depressed spending in the third quarter of 2002 and will likely continue to depress domestic satellite spending in the fourth quarter of 2002.

While the U.S. Federal Communications Commission and Department of Justice have opposed the proposed merger, the companies have challenged these rulings which could extend the merger process with consequent continuing uncertainty surrounding capital expenditure plans.

As a result of uncertain market conditions and projected reduced revenues in the second half of 2002, the Company implemented a workforce reduction in July 2002 of approximately 80 full-time employees and 20 consultants and temporary staff to lower its costs. The Company is reviewing possible further cost reduction measures as a result of lower than expected revenues in the third quarter of 2002 and projected similar levels for the fourth quarter. Notwithstanding possible further cost reduction actions, Harmonic expects to report a net loss in the fourth quarter of 2002.

Harmonic recorded a charge for severance costs of approximately $0.8 million during the third quarter of 2002 related to the July work force reduction. This followed a 30% workforce reduction during 2001 for which the Company recorded severance and other costs of $3.0 million at the time. In light of the Company’s reduced headcount, difficult business conditions, and a weak local commercial real estate market, we reassessed our accrual for the costs of excess facilities and recorded a charge of $22.5 million during the third quarter of 2002. We changed our estimates with regard to the expected timing and amount of sublease income due to the substantial and growing surplus of vacant space in the San Francisco Bay Area. The excess facilities charge recorded during the third quarter of 2002 was generally for facilities that we no longer occupied or do not intend to occupy, and followed charges of $30.1 million recorded for excess facilities in 2001 when the initial accruals were established.

The operating results in 2001 also included charges of $39.2 million for excess and obsolete inventories and $3.3 million for fixed asset impairment. The provisions for excess and obsolete inventories resulted from significant reductions in the demand for our products, principally BAN division products. In accordance with our policy we wrote down inventory levels in excess of our demand forecasts.

Due to lower than expected sales in several quarters during 2000 and 2001, and the third quarter of 2002, Harmonic failed to meet the expectations of securities analysts, and the price of our common stock declined, in some cases significantly. See “Factors That May Affect Results of Future Operations — Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline.”

Results of Operations

Net Sales

Harmonic’s net sales decreased 36% from $57.5 million in the third quarter of 2001 to $37.0 million in the third quarter of 2002. For the nine month periods, net sales were essentially unchanged at $147.0 million in the first nine months of 2001 compared to $147.4 million in the first nine months of 2002. The sales decrease in the third quarter of 2002 reflected significantly lower sales in each division.

CS division sales decreased 40% in the third quarter of 2002 compared to the third quarter of 2001, and decreased 1% in the first nine months of 2002 compared to the first nine months of 2001. The CS sales decrease in the third quarter of 2002 was principally attributable to significantly lower sales of encoder products to domestic satellite customers. We believe these lower sales were due, in part, to purchasing delays created by the uncertainty caused by the continuing regulatory review of the proposed acquisition of DirecTV by Echostar, partially offset by higher sales of the Narrowcast Services Gateway, or NSG, for video-on-demand deployments to cable operators. CS division sales decreased only modestly for the first nine months of 2002 compared to the first nine months of 2001, as significantly lower sales to satellite customers were nearly offset by higher sales to cable operators.

BAN division sales decreased 26% in the third quarter of 2002 compared to the third quarter of 2001, and increased 2% in the first nine months of 2002 compared to the first nine months of 2001. The lower BAN division sales in the third quarter of 2002 compared to the third quarter of 2001 was due principally to continued cautious spending by cable operators. We believe this cautious spending was caused in part by capital market concerns in the aftermath of the Adelphia bankruptcy filing. BAN division sales increased modestly for the first nine months of 2002 as higher domestic sales in the first half of 2002, compared to the first half of 2001, more than offset weak sales in the third quarter of 2002.

Harmonic’s domestic sales represented 68% of net sales in the third quarter of 2002 compared to 61% of net sales in the third quarter of 2001.

Gross Profit

Gross profit increased from a gross loss of $12.4 million (-22% of net sales) in the third quarter of 2001 to a gross profit of $9.9 million (27% of net sales) in the third quarter of 2002. For the nine month periods, gross profit increased from a gross loss of $14.9 million (-10% of net sales) in the first nine months of 2001 to a gross profit of $44.9 million (30% of net sales) in the first nine months of 2002. The differences in gross profit for both periods of 2002 were primarily attributable to special charges of $28.3 million and $40.8 million recorded for the three and nine month periods of 2001 for excess and obsolete inventories, the impairment of certain fixed assets and severance and other costs resulting from streamlining our product lines in both divisions. Gross profit for the third quarter and first nine months of 2002 included benefits of $2.1 million and $5.0 million, respectively, resulting from products sold during these periods for which the cost basis had been written down in prior years.

Excluding special items and amortization of intangibles, gross margins decreased from 33% in the third quarter of 2001 to 26% in the third quarter of 2002 due principally to lower product margins resulting from pricing pressure for certain products due to increased competition. For the first nine months of 2002, gross margins excluding special items and amortization of intangibles were 32% compared to 22% for the first nine months of 2001. This was due, principally, to higher factory and service organization spending in the 2001 period, resulting from higher headcount, partially offset by lower pricing in the 2002 period.

Harmonic anticipates that gross margins may fluctuate in future periods due to a number of factors including sales volume, pricing, factory and service organization spending levels and the timing and amount of sales of previously written down products.

Research and Development

Research and development expenses decreased from $11.9 million (21% of net sales) in the third quarter of 2001 to $9.7 million (26% of net sales) in the third quarter of 2002. For the nine month periods, research and development expenses decreased from $41.4 million (28% of net sales) in 2001 to $31.7 million (21% of net sales) in 2002. The decreases in absolute dollars were primarily due to a reduction in headcount associated with the July 2002 reduction in force and the ongoing cost control measures which were implemented beginning in 2001. The increase in research and development as a percentage of sales in the third quarter of 2002 was attributable to decreased net sales. Harmonic anticipates that research and development expenses will decrease modestly in absolute dollars during the fourth quarter of 2002, although they may vary as a percentage of net sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $41.6 million (72% of net sales) in the third quarter of 2001 to $36.7 million (99% of net sales) in the third quarter of 2002. For the nine month periods, selling, general and administrative expenses decreased from $89.1 million (61% of net sales) in 2001 to $69.0 million (47% of net sales) in 2002. The decreases were principally due to a reduction in headcount associated with the work force reductions implemented over the past seven quarters and lower promotional costs. In addition, the three and nine month periods of 2001 included excess facilities charges of $23.1 million and $30.1 million, respectively, compared to excess facilities charges of zero and $22.5 million, respectively, for the comparable periods of 2002. Excluding the excess facilities charges, selling, general and administrative expenses in absolute dollars decreased from $18.5 million (32% of net sales) in the third quarter of 2001 to $14.2 million (38% of net sales) in the third quarter of 2002. Excluding the excess facilities charges, the increase in selling, general and administrative expenses as a percentage of sales in the third quarter of 2002 was attributable to decreased net sales. Harmonic anticipates that selling, general and administrative expenses will be lower in absolute dollars during the fourth quarter of 2002, although they may vary as a percentage of net sales.

Goodwill and Other Intangibles

The Company recorded $3.5 million and $9.7 million of amortization expense during the third quarter and first nine months of 2001, respectively, related to goodwill and other intangibles. Amortization expense decreased to $1.9 million and $7.6 million during the third quarter and first nine months of 2002, respectively, following the cessation of goodwill amortization on adoption of Statement of Financial Accounting Standards, or SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. See Note 5 to the Notes to Condensed Consolidated Financial Statements. In the fourth quarter, the Company will conduct its annual impairment tests of goodwill and intangible assets and record any required impairment charge.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased from ($0.1) million in the third quarter of 2001 to $0.4 million in the third quarter of 2002, but decreased from $1.3 million for the nine month period of 2001 to $0.7 million for the nine month period of 2002. The increase for the three month period was due to higher interest income and lower other expenses during the third quarter of 2002. For the nine month period, the decrease in 2002 was due principally to lower interest income resulting from a reduction in average cash and short-term investment balances and lower interest rates, and an increase in interest expenses on borrowings under the equipment term loan, partially offset by lower other expenses.

Income Taxes

A provision for income tax expense of $0.5 million was recorded for the first nine months of 2002 principally due to foreign taxes. For the first nine months of 2001 the Company recorded a benefit from income taxes because of intangible amortization, which was partially offset by a provision for foreign taxes. For 2002, the Company expects to have an annual tax provision of approximately $0.5 million due to foreign income taxes.

Liquidity and Capital Resources

As of September 27, 2002, cash and cash equivalents and short term investments totaled $54.6 million compared to $54.3 million as of December 31, 2001. Cash used in operations was $1.2 million in the first nine months of 2002, compared to $28.3 million in the first nine months of 2001. The modest use of cash in operations in the first nine months of 2002 was due to a significantly reduced loss which was nearly offset by non-cash charges for depreciation and amortization and net cash provided through improved working capital management. Cash used in operations in the first nine months of 2001 was primarily due to the significant net loss, partially offset by depreciation and amortization, lower accounts receivable and inventories and higher accrued liabilities. During the first nine months of 2001, Harmonic received income tax refunds of $23.0 million.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. Harmonic expects final settlement, and payment, of these obligations to a variety of taxing authorities and LSI Logic over the next twelve months. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic.

Additions to property, plant and equipment were $25.5 million and $2.7 million in the first nine months of 2001 and 2002, respectively. The decrease from 2001 was due principally to expenditures during the first nine months of 2001 for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of a new enterprise resource planning (ERP) software system. Harmonic expects capital expenditures to total approximately $4 million during 2002.

Harmonic has a bank line of credit facility, which provides for borrowings up to $10.0 million with a $6.0 million secured equipment term loan sub-limit. The facility, which is available until April 2003, contains certain financial and other covenants and as of September 27, 2002, the company was not in compliance with certain of its covenants. Accordingly, the Company has classified borrowings pursuant to the line as short-term. The Company has subsequently obtained a waiver for the third quarter from the bank for noncompliance with these covenants. In connection with obtaining the waiver, the Company and the bank are in negotiation to modify the facility, including revising the certain covenants, amongst other things. Borrowings pursuant to the line bear interest at the bank’s prime rate (prime rate plus 2.0% to 3.0% under the equipment term loan), are payable monthly, and are collateralized by Harmonic’s assets. As of September 27, 2002, Harmonic had outstanding borrowings of $2.9 million under its equipment term loan, of which $0.1 million and $1.0 million were borrowed during the third quarter and first nine months of 2002, respectively. The term loan bears interest at 7.75% to 10.0% annually on outstanding borrowings which mature at various dates through March 2005.

Harmonic also has a facility which provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in April 2003. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and 2.0% for all other customers. At September 27, 2002 and December 31, 2001, $12.5 million and $5.7 million, respectively, were available under the trade receivables facility.

Harmonic expects its cash and investment balances to decline in the fourth quarter of 2002 to between $45 million and $50 million based on a projected fourth quarter net loss. While we expect to report a net loss at least through the fourth quarter of 2002, we currently believe that our existing liquidity sources, including our bank line of credit and trade receivables facilities, will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our expectations or estimates change or prove inaccurate or in the event we are unable to renegotiate and extend our bank facilities, which expire in April 2003, on terms acceptable to us, or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading at historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs.

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty surrounding the ongoing U.S. war on terrorism as well as conditions in capital markets and the cable and satellite industry. There can be no assurance that any financing will be available on terms acceptable to us, if at all. See “Factors That May Affect Future Results of Operations — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We Depend On Cable And Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition.

Prior to the merger with C-Cube in May 2000, almost all of Harmonic’s historic sales had been derived from sales to cable television operators and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Almost all of the DiviCom business’ historic sales had been derived from sales to satellite operators, telephone companies and cable operators. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, broadcasters and telephone companies for constructing and upgrading of their systems.

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures;

•	discretionary customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video and cable modem industry standards;

•	delays associated with the evaluation of new services and system architectures by many cable television operators;

•	emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades;

•	proposed business combinations by our customers and regulatory review thereof; and

•	economic and financial conditions in domestic and international markets.

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

Certain of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. For example, two of our major domestic customers, Adelphia Communications and Winfirst, declared bankruptcy during the first half of 2002, while NTL, a major international customer, has announced a significant financial restructuring. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy of Adelphia Communications has further heightened concerns in the financial markets about the domestic cable industry. These concerns, coupled with the current uncertain and volatile capital markets, have further pressured the market values of domestic cable operators and may further restrict their access to capital.

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as digital set top boxes, and the need for local franchise and licensing approvals. We believe that changes in our customers’ deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog.

Cable television capital spending can be subject to the effects of seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather.

BAN division sales have decreased significantly from the third quarter of 2000 and were 57% lower in 2001 than in 2000. This was due in particular to reduced spending by AT&T Broadband and RCN. These two customers accounted for a total of 23% of sales in 2000 compared to a combined total of less than 5% of sales in 2001 and approximately 5% of sales for the first nine months of 2002. CS division sales from the second quarter of 2000 through the first quarter of 2001, consisting principally of DiviCom products, were below DiviCom’s sales levels in 1999 and the first quarter of 2000, and were significantly below our expectations at the time the DiviCom merger was announced in October 1999. The lower CS sales were attributable principally to reduced spending by satellite operators. For a more detailed discussion regarding risks related to Charter Communications, Comcast, and other major customers, see “Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.”

CS division sales increased significantly since the first quarter of 2001 through the second quarter of 2002 due principally to demand for our next-generation digital systems such as the Narrowcast Services Gateway, or NSG, for video-on-demand deployments, and the MV50 encoder. CS sales of the MV50 encoder benefited during this period from the expansion of local channel offerings and compliance with FCC “must carry” regulations by domestic direct broadcast satellite, or DBS, operators. However, CS sales decreased 34% on a sequential basis during the third quarter of 2002 and have decreased 1% during the first nine months of 2002 compared to the first nine months of 2001. The CS sales decrease in the third quarter of 2002 was principally attributable to significantly lower sales to cable and satellite customers, due, we believe, in part to the prolonged regulatory review of the proposed acquisition of DirecTV by Echostar.

Due to more challenging market conditions and uncertainty about the capital spending plans of our domestic cable customers, as well as domestic satellite and certain European customers, Harmonic expects sales to remain at levels similar to the third quarter of 2002 during the fourth quarter of 2002, and expects to report a net loss, at least through the fourth quarter of 2002.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales and sales of DiviCom have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2000, 2001, and the first nine months of 2002 accounted for approximately 52%, 49% and 62% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast and AT&T Broadband, and EchoStar and DirecTV have announced plans to complete business combinations. The proposed merger of Comcast and AT&T Broadband has received stockholder approval and is currently expected to close later this month, subject to remaining approvals. The proposed acquisition of DirecTV by EchoStar has been opposed by the FCC and Justice Department, although the companies have challenged these rulings, which could extend the merger process with consequent continuing uncertainty surrounding capital expenditure plans. In the third quarter of 2002, sales to Charter Communications and Comcast accounted for 23% and 12% of net sales, respectively, compared to less than 10% of net sales for each of these customers in the third quarter of 2001. In the third quarter of 2001, two other domestic customers represented 23% and 11% of net sales, respectively. For the first nine months of 2002, Charter Communications accounted for 19% of net sales compared to 14% of net sales for the first nine months of 2001. We currently believe sales to Charter Communications will decline in the fourth quarter and in 2003 from levels we have seen during the first nine months of 2002. The loss of Charter Communications, Comcast or any other significant customer or any reduction in orders by

Charter Communications, or Comcast or any significant customer, or our failure to qualify our products with a significant customer could have a material adverse effect on our business, operating results and liquidity. We cannot currently predict the impact of the acquisitions of AT&T Broadband by Comcast on our future sales nor can we predict the impact of the acquisition of DirecTV by Echostar, if approved, on our future sales. Our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue from systems contracts which may span several quarters;

•	competitive market conditions;

•	our unpredictable sales cycles;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	our development of custom products and software;

•	the level of international sales; and

•	economic and financial conditions specific to the cable and satellite industries, and general economic conditions.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales in several quarters during 2000 and 2001, and during the third quarter of 2002, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

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

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

Harmonic expects its cash and investment balances to decline in the fourth quarter of 2002 to between $45 million and $50 million based on a projected fourth quarter net loss. While we expect to report a net loss at least through the fourth quarter of 2002, we currently believe that our existing liquidity sources, including bank line of credit and trade receivables sale facilities, will satisfy our capital requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in the event we are unable to renegotiate and extend our bank facilities, which expire in April 2003, on terms acceptable to us or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading at historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001, the potential war in Iraq and the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

In addition, from time to time, we may review other potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. While we have no current agreements or understandings underway with respect to any potential acquisition, any future transaction of this nature could require potentially significant amounts of capital. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in 2000, 2001 and the first nine months of 2002 represented 36%, 38% and 28%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

While our international sales and operations have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Following implementation of the Euro in January 2002, we expect a higher portion of our European business to be denominated in Euros, which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not develop in the future.

If Sales Forecasted For A Particular Period Are Not Realized In That Period Due To The Unpredictable Sales Cycles Of Our Products, Our Operating Results For That Period Will Be Harmed.

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

•	a significant technical evaluation;

•	a commitment of capital and other resources by cable, satellite, and other network operators;

•	time required to engineer the deployment of new technologies or new broadband services

•	testing and acceptance of new technologies that affect key operations.

•	test marketing of new services with subscribers.

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated.

As a result of the merger with C-Cube, a significant portion of our revenue is derived from solution contracts that include a combination of product sales as well as design, installation and integration services. Revenue forecasts for solution contracts are based on the estimated timing of the design, installation and integration of projects. Because the solution contracts generally span several quarters and revenue recognition is based on progress under the contract, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of approximately 60 employees, or 10% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the potential war in Iraq, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Harmonic’s competitors in the cable television fiber optics systems business include corporations such as Arris (a company owned in part by Nortel and Liberty Media), C-Cor.net (which recently acquired Philips’ fiber optics systems business), Motorola, and Scientific-Atlanta. In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg Television, Thomson Multimedia and Philips, and in certain product lines with Cisco and a number of smaller companies.

Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future which may harm our business.

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

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards and architectures; or

•	fail to achieve market acceptance, or are ahead of the market.

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

Competition For Qualified Personnel Can Be Intense, And We May Not Be Successful In Attracting And Retaining Personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. In spite of the current worldwide economic slowdown, competition for qualified technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or noncompetition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical personnel, could negatively affect our business.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube’s semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid in 2000 by Harmonic. Under state law, Harmonic generally is liable for all of C-Cube’s debts, including C-Cube’s liability for taxes resulting from the spin-off and other pre-merger tax liabilities. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. Harmonic expects final settlement and payment, of these obligations to a variety of taxing authorities and LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, over the next twelve months. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic.

The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on our financial condition liquidity as results of operations.

Due To The Structure Of The Merger Transaction, Harmonic Is Liable For C-Cube’s General Pre-Merger Liabilities And Any Liabilities Relating To C-Cube’s Semiconductor Business For Which The Spun-off Semiconductor Business Is Unable To Indemnify Harmonic.

The merger of C-Cube into Harmonic, with Harmonic as the surviving entity, resulted in our assuming all of the liabilities of C-Cube at the time of the merger. Pursuant to the merger agreement, Harmonic is indemnified by the spun-off semiconductor business, which has been acquired by LSI Logic, for liabilities associated with C-Cube’s historic semiconductor business. However, if LSI Logic is unable to fulfill its indemnification obligations to Harmonic or if general liability claims not specifically associated with C-Cube’s historic semiconductor business are asserted, we would have to pay such obligations. Those obligations could adversely affect our financial condition liquidity and results of operation.

We May Be Subject To Risks Associated With Other Acquisitions.

We have made and may make investments in complementary companies, products or technologies. If we make acquisitions, we could have difficulty assimilating or retaining the acquired companies’ personnel and operations or integrating the acquired technology or products into ours. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition and operating results could be harmed.

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

In order to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer.

We or Our Customers May Face Intellectual Property Infringement Claims From Third Parties

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

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No liability has been provided at September 27, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, we were sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at September 27, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, we cannot assure you that an unfavorable outcome will not adversely impact our business, operating results, financial position and liquidity.

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

Harmonic has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the Harmonic Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;

•	limiting the liability of, and providing indemnification to, directors and officers;

•	limiting the ability of Harmonic stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of Harmonic stockholders and for nominations of candidates for election to the Harmonic Board of Directors;

•	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries each of whose sales and results of operations are generally denominated in U.S. dollars. Following implementation of the Euro in January 2002, we expect a higher proportion of our European business to be denominated in Euros which may subject us to increased foreign currency exchange risk. In addition, the Company has various international branch offices, which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities, and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Due to the short duration of maturities of our investments, a 1% change in interest rates would not have a significant impact.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No liability has been provided at September 27, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and liquidity.

In November 2001, we were sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at September 27, 2002, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, we cannot assure you that an unfavorable outcome will not adversely impact our business, operating results, financial position and liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 23, 2002, our board of directors approved a stockholders rights plan. Under the plan, we declared and paid a dividend of one preferred share purchase right for each share of Harmonic common stock held by our stockholders of record as of the close of business on August 7, 2002. Each preferred share purchase right entitles the holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, at a price of $25.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. The stockholder rights plan may have the effect of deterring or delaying a change in control of Harmonic.

ITEM 5. OTHER INFORMATION

Audit Committee Approval of Non-Audit Services

As required by Section 202 Sarbanes-Oxley Act of 2002, the Company’s Audit Committee of the Board of Directors of the Company has pre-approved certain non-audit services to be provided by PricewaterhouseCoopers LLP, the Company’s independent accountants. These services relate to consultation, advice and other services in connection with tax planning and compliance, SEC registration statements, potential acquisitions and other transactions, application of generally accepted accounting principles and the provision of statutory audit services in foreign jurisdictions.

Related Party Transactions

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI), a provider of supply chain management and fulfillment services. BSI provides strategic product fulfillment services to Charter Communications, a major customer. Certain Harmonic products required by Charter are directed by Charter to be purchased by BSI. Mr. Solomon is also a director of Terayon Communications, with whom the Company has a resale agreement with minimum purchase commitments for certain Terayon products. Harmonic believes that the terms of these transactions are at arms length and on terms no more favorable than those agreed to with other parties given comparable volumes and conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

3.1(1)	Amended and Restated Bylaws of Harmonic Inc.

3.2(1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.1(1)	Preferred Stock Rights Agreement, dated as of July 24, 2002, between Harmonic Inc. and Mellon Investor Services LLC.

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Harmonic Inc.‘s Current Report on Form 8-K filed in July 25, 2002.

b)	Reports on Form 8-K

A current report on Form 8-K (File No. 000- 02644058) was filed pursuant to the Securities and Exchange Act of 1934, as amended, on July 25, 2002, to announce the adoption of a stockholder rights plan and file our amended and restated bylaws, a certificate of designation for Series A Participating Preferred Stock and the stockholder rights plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002	HARMONIC INC. (Registrant)

	By:	/s/ Robin N. Dickson

Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

SECTION 302 (a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Ley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harmonic Inc.,

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Anthony J. Ley

Anthony J. Ley Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 302 (a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Robin N. Dickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harmonic Inc.,

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Robin N. Dickson

Robin N. Dickson Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

3.1(1)	Amended and Restated Bylaws of Harmonic Inc.
3.2(1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4.1(1)	Preferred Stock Rights Agreement, dated as of July 24, 2002, between Harmonic Inc. and Mellon Investor Services LLC
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Harmonic Inc.’s Current Report on Form 8-K filed on July 25, 2002