Form 10-Q
period 2003-03-28
HARMONIC INC
filed 2003-05-12
CIK 851310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 28, 2003.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from t o

Commission File No. 0-25826

HARMONIC INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

549 Baltic Way
Sunnyvale, CA 94089
(408) 542-2500

(Address, including zip code, of principal executive offices, telephone number, including area code, of agent for service)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]             No   [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]             No   [  ]

As of March 28, 2003, there were 60,462,318 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	MARCH 28, 2003	DECEMBER 31, 2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$27,075	$21,542
Short-term investments	16,452	27,616
Accounts receivable, net of allowances of $4,788 and $6,641, respectively	29,424	25,380
Inventories	22,768	25,904
Prepaid expenses and other current assets	4,625	5,494

Total current assets	100,344	105,936
Property and equipment, net	29,752	32,456
Intangibles and other assets	31,853	35,362

	$161,949	$173,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,671	$1,862
Accounts payable	11,390	7,258
Income taxes payable	6,893	6,900
Accrued liabilities	54,653	58,670

Total current liabilities	74,607	74,690

Long-term debt, less current portion	598	710
Accrued excess facilities costs, long-term	33,783	34,754
Other non-current liabilities	1,459	1,417

Total liabilities	110,447	111,571

Commitments and contingencies (Notes 6, 13, 14)

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 60,462 and 60,064 shares issued and outstanding	60	60
Capital in excess of par value	1,964,114	1,963,234
Accumulated deficit	(1,912,792)	(1,901,125)
Accumulated other comprehensive income	120	14

Total stockholders ’ equity	51,502	62,183

	$161,949	$173,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED

	March 28, 2003	March 29, 2002

Net sales	$37,041	$54,032
Cost of sales	26,294	38,269

Gross profit	10,747	15,763

Operating expenses:
Research and development	8,503	11,119
Selling, general and administrative	12,063	15,321
Amortization of intangibles	1,933	2,828

Total operating expenses	22,499	29,268

Loss from operations	(11,752)	(13,505)

Interest and other income (expense), net	185	(7)

Loss before income taxes	(11,567)	(13,512)

Provision for income taxes	100	500

Net loss	$(11,667)	$(14,012)

Net loss per share Basic and Diluted	$(0.19)	$(0.24)

Weighted average shares Basic and Diluted	60,456	59,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	March 28, 2003	March 29, 2002

Cash flows from operating activities:
Net loss	$(11,667)	$(14,012)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	3,473	5,850
Depreciation	3,317	4,172
Stock option charge	17	372
Impairment and loss on disposal of fixed assets	—	624
Deferred income taxes	—	155
Changes in assets and liabilities:
Accounts receivable	(3,919)	(11,201)
Inventories	3,242	4,817
Prepaid expenses and other assets	879	2,620
Accounts payable	4,132	333
Income taxes payable	(6)	3,267
Accrued excess facilities costs	(1,361)	(943)
Accrued and other liabilities	(3,608)	573

Net cash used in operating activities	(5,501)	(3,373)

Cash flows from investing activities:
Purchases of investments	(3,735)	(2,232)
Proceeds from sale of investments	14,898	5,803
Acquisition of property and equipment	(613)	(1,114)

Net cash provided by investing activities	10,550	2,457

Cash flows from financing activities:
Borrowings under bank line and term loan	131	346
Repayments under bank line and term loan	(434)	(283)
Proceeds from issuance of Common Stock, net	863	2,124

Net cash provided by financing activities	560	2,187

Effect of exchange rate changes on cash and cash equivalents	(76)	(2)

Net increase in cash and cash equivalents	5,533	1,269
Cash and cash equivalents at beginning of period	21,542	36,005

Cash and cash equivalents at end of period	$27,075	$37,274

Supplemental disclosure of cash flow information:
Interest expense	$57	$87
Income tax payments (refunds), net	$21	$(3,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31. The third quarter of 2003 will end on September 26 in order to better equalize the number of days within each quarter of 2003.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no effect on the Company’s financial position, results of operations, or cash flows.

Effective January 1, 2003, Harmonic adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires the guarantor to recognize a liability for the fair value of the obligation undertaken in issuing or modifying guarantees. It also expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and in regard to product warranties. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting for the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 — CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Harmonic’s short-term investments are stated at fair value, which approximate the cost of investments and are comprised of principally corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain

Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year. At March 28, 2003 and December 31, 2002, cash, cash equivalents and short-term investments are summarized as follows:

In Thousands	March 28, 2003	December 31, 2002

	(Unaudited)
Cash and cash equivalents	$27,075	$21,542

Short-term investments:
Less than one year	16,452	26,116
Due in 1-2 years	—	1,500

Total short-term investments	16,452	27,616

Total cash, cash equivalents and short-term investments	$43,527	$49,158

Harmonic currently believes that its existing liquidity sources, including the bank line of credit and trade receivables facilities, as limited by qualified receivables, will satisfy the Company’s requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, Harmonic may need to raise additional funds if its expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen the Company’s financial position. Harmonic’s ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond its control, including increased market uncertainty surrounding the ongoing U.S. war on terrorism, as well as conditions in capital markets and the cable and satellite industries.

NOTE 4 — INVENTORIES

Inventories consist of:

In Thousands	March 28, 2003	December 31, 2002

	(Unaudited)
Raw materials	$7,921	$10,944
Work-in-process	1,021	1,404
Finished goods	13,826	13,556

	$22,768	$25,904

NOTE 5 — GOODWILL AND IDENTIFIED INTANGIBLES

Harmonic accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes the operating segments, BAN and CS, represent the Company’s reporting units, and CS is the only reporting unit with goodwill and intangible assets. For the three months ended March 28, 2003 and March 29, 2002, the Company recorded a total of $3.5 million and $5.9 million, respectively, of amortization expense for identified intangibles of which $1.5 million and $3.0 million were included in cost of sales, respectively. Over the remaining useful lives of approximately two years, estimated future amortization expense of identified intangibles is $10.4 million, $13.9 million and $4.6 million for the remaining nine months of 2003, and the fiscal years 2004 and 2005, respectively. Estimated future amortization expense to be included in cost of sales is $4.6 million for the remainder of 2003, and $6.2 million and $2.1 million for the fiscal years 2004 and 2005, respectively.

The following is a summary of goodwill and intangible assets as of March 28, 2003 and December 31, 2002:

	March 28, 2003			December 31, 2002

		(Unaudited)
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
In Thousands	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount

Identified intangibles:
Developed core technology	$29,059	$(17,565)	$11,494	$29,059	$(16,186)	$12,873
Customer base	33,295	(18,948)	14,347	33,295	(17,226)	16,069
Trademark and tradename	4,076	(2,314)	1,762	4,076	(2,103)	1,973
Supply agreement	3,107	(1,764)	1,343	3,107	(1,603)	1,504

Subtotal of identified intangibles	69,537	(40,591)	28,946	69,537	(37,118)	32,419

Goodwill	1,780	—	1,780	1,780	—	1,780

Total goodwill and other intangibles	$71,317	$(40,591)	$30,726	$71,317	$(37,118)	$34,199

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

In March 2003, Harmonic entered into a new bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which expires in March 2004, contains financial and other covenants including the requirement for Harmonic to maintain on deposit with the bank the greater of 50% of total cash, cash equivalents and short-term investments or $10.0 million, or satisfy a liquidity covenant in the event cash, cash equivalents and short-term investments are less than $10.0 million. This provision of the facility causes a restriction on the Company’s ability to use cash and cash equivalents. Depending on the level of borrowings, letters of credit and other guarantees outstanding at any point in time, the amount of the restriction on usage will vary. As of March 28, 2003 and May 12, 2003, $6.3 million and $4.5 million of cash and cash equivalents were restricted as to usage. If Harmonic is unable to maintain on deposit with the bank the minimum balance of $10.0 million, or satisfy the liquidity covenant requirement, Harmonic would be in noncompliance with the facility. At March 28, 2003, Harmonic was in compliance with these covenants. Future borrowings pursuant to the line bear interest at the bank’s prime rate plus 0.25%-1.75% (prime rate plus 2%-3.75% for equipment borrowings) depending upon the Company’s total cash position. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. The Company has entered into an agreement with another financial institution holding amounts on deposit to allow, in the event of default, Silicon Valley Bank to control these deposits. As of March 28, 2003, $2.3 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at rates of 7.25% to 10.0% per annum on outstanding borrowings as of March 28, 2003 and matures at various dates through September 2005. Other than standby letters of credit and guarantees (Note 13) there were no other outstanding borrowings or commitments under the line of credit facility as of March 28, 2003.

In March 2003 Harmonic also renewed a facility with Silicon Valley Bank that provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in March 2004. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and at a negotiated rate for all other customers. This facility was not utilized in 2002 or in the first quarter of 2003.

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

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three month periods ended March 28, 2003 and March 29, 2002 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended March 28, 2003 and March 29, 2002, 6.9 million and 4.3 million of weighted average antidilutive options were excluded from the net loss per share computations, respectively, because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	THREE MONTHS ENDED

In Thousands (Unaudited)	March 28, 2003	March 29, 2002

Net loss	$(11,667)	$(14,012)
Change in unrealized loss on investments, net	—	(14)
Foreign currency translation	106	(2)

Total comprehensive loss	$(11,561)	$(14,028)

NOTE 9 — RESTRUCTURING AND EXCESS FACILITIES

As a result of uncertain market conditions and lower sales during the second half of 2002, the Company implemented workforce reductions of approximately 120 full-time employees and changed its estimates related to accrued excess facilities with regard to the expected timing and amount of sublease income due to the substantial surplus of vacant commercial space in the San Francisco Bay Area. In connection with these actions, Harmonic recorded $1.5 million and paid $1.1 million for severance and other costs and recorded an additional excess facilities charge of $22.5 million, net of sublease income, to selling, general and administrative expenses during the second half of 2002.

For the three month period ended March 28, 2003, Harmonic paid $0.2 million of severance and other costs, and expects to pay the balance of approximately $0.2 million during the remainder of 2003. As of March 28, 2003, accrued excess facilities cost totaled $40.2 million of which $6.4 million was included in current accrued liabilities and $33.8 million in other non-current liabilities. The Company incurred cash outlays of $1.4 million during the first quarter of 2003, principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $4.8 million of excess facilities lease costs, net of estimated sublease income, for the remainder of 2003 and to pay the remaining $35.4 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic plans to reassess this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. In the event the Company is unable to achieve expected levels of sublease rental income, Harmonic will need to revise its estimate of the liability, which could materially impact the Company’s financial position, liquidity, cash flows and results of operations.

The following table summarizes restructuring activities:

In thousands (Unaudited)	Workforce Reduction	Excess Facilities	Total

Balance at December 31, 2002	$414	$41,594	$42,008
Cash payments	(243)	(1,361)	(1,604)

Balance at March 28, 2003	$171	$40,233	$40,404

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

The results of the reportable segments are derived directly from Harmonic’s management reporting system. These results reported below are based on Harmonic’s method of internal reporting and are not necessarily presented in conformity with generally accepted accounting principles. Management measures performance of each segment based on several metrics, including revenue, and income or loss from segment operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Income (loss) from segment operations excludes intangible amortization expense, corporate expenses, eliminations, and interest and other income. Corporate expenses and eliminations include human resources, legal, finance and other corporate departments and intercompany eliminations. Net income or loss, and assets and liabilities are not internally reported by business segment.

	THREE MONTHS ENDED

In Thousands (Unaudited)	March 28, 2003	March 29, 2002

Net sales:
Broadband Access Networks	$13,061	$21,812
Convergent Systems	23,980	32,220

Total net sales	$37,041	$54,032

Loss from segment operations:
Broadband Access Networks	$(1,427)	$(941)
Convergent Systems	(3,491)	(2,962)

Loss from segment operations	(4,918)	(3,903)
Amortization of intangibles	(3,473)	(5,850)
Interest and other income (expense), net	185	(7)
Corporate expenses and eliminations	(3,361)	(3,752)

Loss before income taxes	$(11,567)	$(13,512)

NOTE 11 — EMPLOYEE STOCK PLANS

Harmonic accounts for employee stock option plans in accordance with Accounting Principles Board No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and has adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which was issued in December 2002. If charges for Harmonic’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been as follows:

	THREE MONTHS ENDED

In thousands, except per share data (Unaudited)	March 28, 2003	March 29, 2002

Net loss as reported	$(11,667)	$(14,012)
Deduct: Stock compensation expense included in net loss, net of related tax effects	—	372
Add: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(2,840)	(4,893)

Pro forma net loss	$(14,507)	$(18,533)

Basic and Diluted net loss per share:
As reported	$(0.19)	$(0.24)

Pro forma	$(0.24)	$(0.31)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	126%	122%	136%	140%
Risk-free interest rate	2.3%	3.2%	1.8%	3.0%
Expected life (years)	3.6	3.4	1.2	1.4

In accordance with SFAS No. 123, stock options granted to non-employees are valued using the Black-Scholes option-pricing model and stock expense is recognized as earned. Stock expense is recognized on an accelerated basis using the multiple option method presented in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

NOTE 12 — RELATED PARTY

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI). BSI purchases products from Harmonic in connection with its supply chain management and fulfillment services business. Revenues from BSI were $31,000 and $2.7 million for the three month periods ended March 28, 2003 and March 29, 2002, respectively. Accounts receivable from BSI were $31,000 as of March 28, 2003, and $0.4 million as of December 31, 2002. Mr. Solomon is also a director of Terayon Communications, with whom the Company has a reseller agreement for certain products. As of March 28, 2003 and December 31, 2002, Harmonic had liabilities to Terayon of $0.2 million and $0.5 million, respectively, for inventory purchases.

NOTE 13 — GUARANTEES AND INDEMNIFICATIONS

Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below (in thousands):

Balance as of January 1, 2003	$5,866
Accrual for warranties	837
Warranty costs incurred	(1,539)

Balance as of March 28, 2003	$5,164

Standby Letters of Credit. As of March 28, 2003 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were related to customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $0.9 million.

Guarantees. As of March 28, 2003, Harmonic had a guarantee outstanding totaling $1.7 million, which was subsequently paid in full.

Indemnifications. Harmonic indemnifies the members of its Board of Directors pursuant to the requirements of its bylaws, and some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). No amounts have been accrued in respect of the indemnifications provisions at March 28, 2003.

NOTE 14 — LEGAL PROCEEDINGS

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

In November 2001, the Company was sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at March 28, 2003, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, we cannot assure you that an unfavorable outcome will not adversely impact our business, operating results, financial position and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934, including statements regarding future operating results, industry capital spending and market conditions, future capital expenditures, future cash flows, future cost reduction actions, future interest income, future tax provisions and liabilities, future borrowing capability and future liquidity. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.

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

Harmonic’s net sales decreased 31% in the first quarter of 2003 compared to the first quarter of 2002 reflecting a more challenging capital spending environment worldwide, which adversely impacted sales of each division. BAN division and CS division sales decreased 40% and 26% respectively in the first quarter of 2003 compared to the first quarter of 2002.

Since the middle of 2000, Harmonic’s sales have been well below levels achieved by Harmonic and DiviCom in 1999 and early 2000 as industry capital spending has been and generally remains weak. In addition, certain of our domestic and international customers have accumulated significant levels of debt and have announced in recent quarters, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. In particular, Adelphia Communications declared bankruptcy in June 2002, and as a result, we have recorded only nominal revenue from Adelphia since the first quarter of 2002 and established a $2.9 million provision in the second quarter of 2002 for probable losses on receivables and deferred costs of sales determined to no longer be recoverable. Adelphia accounted for approximately 5% of our net sales in the first quarter of 2002 and less than 2% of our net sales in 2002 and the first quarter of 2003. The stock prices of other domestic cable companies came under pressure following the Adelphia Communications bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services. These issues may further restrict our customers’ access to capital and increase the cost of capital.

We believe that these capital market concerns about the cable industry and the associated pressures on capital spending contributed to our lower sales during the first quarter of 2003 and we expect capital spending by domestic cable customers to remain at reduced levels at least through the second quarter of 2003. In addition, spending by Harmonic’s international customers was also weak in the first quarter of 2003. We believe that this was due in part to pending business consolidations, financial restructurings and regulatory issues in Europe.

As a result of uncertain market conditions and lower sales during the second half of 2002, the Company implemented a series of cost control measures that included workforce reductions totaling approximately 120 employees during the second half of 2002. Harmonic recorded severance charges of $1.5 million during the second half of 2002 related to the work force reductions. This followed a workforce reduction of approximately 30% during 2001 for which the Company recorded severance and other costs of $2.5 million at the time. These actions coupled with normal turnover reduced headcount from over 1000 at the end of 2000 to 566 at the end of March 2003.

In light of the Company’s reduced headcount, difficult business conditions, and a weak local commercial real estate market, we reassessed our accrual for the costs of excess facilities and recorded a charge of $22.5 million during the third quarter of 2002. We changed our estimates with regard to the expected timing and amount of sublease income due to the substantial and growing surplus of vacant space in the San Francisco Bay Area. The excess facilities charge recorded during the third quarter of 2002 was for facilities that we no longer occupied, do not intend to occupy, or plan to sublease. The 2002 charges followed $30.1 million recorded for excess facilities in 2001 when the initial accruals were established.

Due to lower than expected sales in several quarters during 2000 and 2001, the third quarter of 2002, and the first quarter of 2003, Harmonic failed to meet the expectations of securities analysts, and the price of our common stock declined, in some cases significantly. See “Factors That May Affect Results of Future Operations — Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline.”

Results of Operations

Net Sales

Harmonic’s net sales decreased 31% from $54.0 million in the first quarter of 2002 to $37.0 million in the first quarter of 2003. The sales decrease in the first quarter of 2003 reflected significantly lower sales in each division. CS division sales decreased 26% in the first quarter of 2003 compared to the first quarter of 2002. The CS sales decrease was principally attributable to significantly lower sales of the Narrowcast Services Gateway, or NSG, for video-on-demand deployments to cable operators. BAN division sales decreased 40% in the first quarter of 2003 compared to the first quarter of 2002 principally due to cautious capital spending by cable operators. We believe this cautious spending was caused by current conditions in financial markets and capital market concerns about the cable industry in the aftermath of the Adelphia bankruptcy filing.

Sales within each division were also impacted in the first quarter of 2003 by lower international sales than in the comparable period of 2002. Harmonic’s domestic sales represented 73% of net sales in the first quarter of 2003 compared to 69% of net sales in the first quarter of 2002.

Gross Profit

Gross profit decreased from $15.8 million (29% of net sales) in the first quarter of 2002 to a gross profit of $10.8 million (29% of net sales) in the first quarter of 2003. The decrease in gross profit was primarily due to lower sales volume and pricing pressures. Despite the significant decrease in sales in the first quarter of 2003, gross margins were the same in the first quarter of 2002 and 2003 primarily due to cost control measures implemented during the second half of 2002 including a reduction in headcount to streamline operations in the factory and technical service and support organizations, and, to a lesser extent, a higher proportion of CS division sales in the first quarter of 2003, which historically carry higher margins. In addition, gross profit for the first quarter of 2003 included a benefit of $1.1 million related to products sold for which the cost basis had been written down in prior years.

Harmonic anticipates that gross margins may fluctuate in future periods due to a number of factors including sales volume, pricing, factory and service organization spending levels and the timing and amount of sales of previously written down products.

Research and Development

Research and development expenses decreased from $11.1 million (21% of net sales) in the first quarter of 2002 to $8.5 million (23% of net sales) in the first quarter of 2003. The decrease in absolute dollars was primarily due to a reduction in headcount associated with the workforce reductions during the second half of 2002 and ongoing cost control measures. The increase in research and development expenses as a percentage of sales in the first quarter of 2003 was attributable to decreased net sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $15.3 million (28% of net sales) in the first quarter of 2002 to $12.1 million (33% of net sales) in the first quarter of 2003. The decrease in absolute dollars was principally due to a reduction in headcount associated with the work force reductions implemented during the second half of 2002. The increase in selling, general and administrative expenses as a percentage of sales in the first quarter of 2003 was attributable to decreased net sales.

Amortization of Intangibles

Amortization expense decreased from $2.8 million in the first quarter of 2002 to $1.9 million in the first quarter of 2003 due to cessation of amortization associated with the acquisition of Cogent Technology.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased from a nominal amount in the first quarter of 2002 to $0.2 million in the first quarter of 2003 principally due to a foreign currency translation gain in the first quarter of 2003 compared to a foreign currency translation loss in the first quarter of 2002, partially offset by lower interest income in the first quarter of 2003.

Income Taxes

A provision for income tax expense of $0.1 million was recorded for the first quarter of 2003 compared to a provision of $0.5 million for the first quarter of 2002. The lower provision in the first quarter of 2003 was due to the expectation of lower foreign income taxes in 2003 than in 2002.

Segments

Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income. See Note 10 of Notes to Condensed Consolidated Financial Statements for further detail regarding segment operations prepared in accordance with GAAP.

Fluctuations in net sales by operating segments are discussed more extensively in the section above entitled Net Sales. With regard to losses from segment operations, CS had a loss from segment operations of $3.5 million in the first quarter of 2003 compared to a loss of $3.0 million in the first quarter of 2002. The increased CS loss in the first quarter of 2003 was due to a 26% decrease in sales and lower gross margins partially offset by lower operating expenses resulting from lower headcount. CS results for the first quarter of 2003 include a benefit of $0.2 million related to products sold for which the cost basis had been written down in prior years.

BAN had a loss from segment operations of $1.4 million in the first quarter of 2003 compared to $0.9 million in the first quarter of 2002. The increased BAN loss in the first quarter of 2003 was due to a 40% decrease in sales partially offset by lower operating expenses associated with lower headcount. BAN results for the first quarter of 2003 include a benefit of $0.9 million related to products sold for which the cost basis had been written down in prior years.

Liquidity and Capital Resources

As of March 28, 2003, cash and cash equivalents and short term investments totaled $43.5 million compared to $49.2 million as of December 31, 2002. Cash used in operations was $5.5 million in the first quarter of 2003, compared to $3.4 million in the first quarter of 2002. The use of cash in operations in each period was primarily due to the net losses, partially offset by depreciation and amortization.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. Harmonic expects final settlement, and payment, of these obligations to a variety of taxing authorities and LSI Logic over the next twelve months. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.8 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $1.1 million and $0.6 million in the first quarters of 2002 and 2003, respectively. Harmonic currently expects capital expenditures to be less than $5 million during 2003.

In March 2003, Harmonic entered into a new bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This new facility, which expires in March 2004, contains financial and other covenants including the requirement for Harmonic to maintain on deposit with the bank the greater of 50% of total cash, cash equivalents and short-term investments or $10.0 million, or satisfy a liquidity covenant in the event cash, cash equivalents and short-term investments are less than $10.0 million. This provision of the facility causes a restriction on the Company’s ability to use cash and cash equivalents. Depending on the level of borrowings, letters of credit and other guarantees outstanding at any point in time, the amount of the restriction on usage will vary. As of March 28, 2003 and May 12, 2003, $6.3 million and $4.5 million of cash and cash equivalents were restricted as to usage. If Harmonic is unable to maintain on deposit with the bank the minimum balance of $10.0 million, or satisfy the liquidity covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including in the event amounts are outstanding under the facility, offset rights against the amounts Harmonic has maintained on deposit with the bank. At March 28, 2003, Harmonic was in compliance with these covenants. Future borrowings pursuant to the line bear interest at the bank’s prime rate plus 0.25%-1.75% (prime rate plus 2%-3.75% for equipment borrowings) depending upon the Company’s total cash position. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. The Company has entered into an agreement with another financial institution holding amounts on deposit to allow, in the event of default, Silicon Valley Bank to control these deposits. As of March 28, 2003, $2.3 million was outstanding under the equipment term loan portion of this facility. The term loan was payable monthly, including principal and interest at rates of 7.25% to 10.0% per annum on outstanding borrowings as of March 28, 2003 and matures at various dates through September 2005. Other than standby letters of credit and guarantees (Note 13) there were no other outstanding borrowings or commitments under the line of credit facility as of March 28, 2003.

In March 2003, Harmonic also renewed a facility with Silicon Valley Bank that provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in March 2004. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and at a negotiated rate for all other customers. This facility was not utilized in 2002 or in the first quarter of 2003.

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

While we expect to report a net loss at least through the second quarter of 2003, we currently believe that our existing liquidity sources, including our bank line of credit and trade receivables facilities, as limited by qualified receivables, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading at historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs.

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

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty surrounding the ongoing U.S. war on terrorism and conditions in capital markets and the cable and satellite industries There can be no assurance that any financing will be available on terms acceptable to us, if at all. See “Factors That May Affect Future Results of Operations — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

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

Certain of our customers have accumulated significant levels of debt and have announced during the past year, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. For example, two of our major domestic customers, Adelphia Communications and Winfirst, declared bankruptcy during the first half of 2002, while NTL, a major international customer, has just recently emerged from bankruptcy. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. Our business has been negatively impacted by the prolonged economic recession and the bankruptcy of Adelphia Communications has further heightened concerns in the financial markets about the domestic cable industry. These concerns, coupled with the current uncertain and volatile capital markets, have further pressured the market values of domestic cable operators and may further restrict their access to capital. BAN division sales have decreased significantly from the third quarter of 2000 due in particular to reduced spending by AT&T Broadband, which was acquired by Comcast in November 2002, and RCN. While BAN sales increased 3% in 2002, sales declined in the first quarter of 2003 compared to 2002 levels and generally remain weak.

CS division sales increased significantly from the first quarter of 2001 through the second quarter of 2002 due principally to demand for our next-generation digital systems such as the Narrowcast Services Gateway, or NSG, for video-on-demand deployments, and the MV50 encoder. CS sales of the MV50 encoder benefited during this period from the expansion of local channel offerings and compliance with FCC “must carry” regulations by domestic direct broadcast satellite, or DBS, operators. However, CS sales have decreased significantly since the first half of 2002 due principally to lower sales to cable and satellite customers. We believe this decrease was the result, in part, of the prolonged regulatory review of the proposed acquisition of DIRECTV by Echostar, a pause in NSG shipments as most major domestic cable operators focused on initial VOD service launches rather than new VOD deployments, and reduced cable industry spending in the aftermath of the Adelphia bankruptcy filing.

Due to more challenging market conditions since the first half of 2002, and uncertainty about the 2003 capital spending plans of certain of our domestic and international cable and satellite customers, it is difficult to estimate growth in the markets in which we participate. For example, capital spending remained slow worldwide and some of our major domestic cable customers moved even more cautiously than we expected during the first quarter of 2003. Accordingly, Harmonic expects sales to remain at reduced levels compared to the first half of 2002 at least through the second quarter of 2003.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2001, 2002, and the first quarter of 2003 accounted for approximately 49%, 61% and 67% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 21 million subscribers. In the DBS segment, News Corp. Ltd. recently announced its plan to acquire a controlling interest in Hughes Electronics, the parent company of DIRECTV, subject to certain regulatory and shareholder approvals. This transaction follows regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. Consummation of this transaction would result in additional concentration of our customer base. In addition, financial restructurings of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the first quarter of 2003, sales to Comcast, DIRECTV and Echostar accounted for 21%, 18% and 14% of net sales, respectively compared to less than 10% for each of these customers in the first quarter of 2002. In the first quarter of 2002, sales to Charter Communications and Cablevision accounted for 16% and 14% of net sales, respectively. The loss of Comcast, DIRECTV, Echostar, or any other significant customer or any reduction in orders by Comcast, DIRECTV, Echostar, or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard sales to Charter Communications are expected to continue to be significantly lower in 2003 than in 2002, both in absolute dollars and as a percentage of revenue, as they are now in the latter stages of their network upgrade program. In addition, our sales to Charter may be impacted by capital market concerns about the cable industry and Charter in the aftermath of the Adelphia Communications bankruptcy filing in June 2002. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue from systems contracts which may span several quarters;

•	competitive market conditions;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	our development of custom products and software;

•	the level of international sales; and

•	economic and financial conditions specific to the cable and satellite industries, and general economic conditions.

For example, the timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as digital set top boxes, and the need for local franchise and licensing approvals. We believe that changes in our customers’ deployment plans have in recent quarters delayed, and may in the future delay, the receipt of new orders or the release of existing backlog.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales in several quarters during 2000 and 2001, and during the third quarter of 2002 and the first quarter of 2003, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While Harmonic’s cash and investment balances declined $10.9 million during the past two quarters we currently believe that our existing liquidity sources, including our bank line of credit and trade receivables sale facilities, will satisfy our capital requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate, or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading at near historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001 and the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

The Terrorist Attacks Of 2001, The Ongoing Threat Of Terrorism, and the Threat of the SARS Virus Have Created Great Uncertainty And May Continue To Harm Our Business.

Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. Recently, uncertainty associated with the SARS virus has adversely affected economic conditions. The long-term effects of the attacks, the ongoing war on terrorism, and the SARS virus on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate how quickly the U.S. and other economies will recover and our business will improve.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in 2001, 2002 and the first quarter of 2003 represented 40%, 29% and 27%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

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

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

•	a significant technical evaluation;

•	a commitment of capital and other resources by cable, satellite, and other network operators;

•	time required to engineer the deployment of new technologies or new broadband services;

•	testing and acceptance of new technologies that affect key operations; and

•	test marketing of new services with subscribers.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of approximately 60 employees, or 10% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting

Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

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

While the capital market concerns about the domestic cable industry have eased somewhat since the summer of 2002, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the recent Comcast/AT&T Broadband transaction and the proposed spin-off of Time-Warner Cable from AOL Time-Warner. For instance, News Corp. Ltd. recently announced its plan to acquire a controlling interest in Hughes Electronics, the parent company of DIRECTV, subject to certain regulatory and shareholder approvals. This transaction follows regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We cannot currently predict the impact of the announcement by News Corp. Ltd. to acquire control of DIRECTV, and the related industry uncertainty, on our future sales. We believe that uncertainty during 2002 regarding the proposed DIRECTV and Echostar merger adversely affected capital spending by both of these parties as well as other customers. If the announcement by News Corp. Ltd. to acquire control of DIRECTV has a similar effect on industry capital spending, our sales will be adversely affected. In addition, further business combinations may occur in the satellite industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by over 40% since the beginning of 2001 due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

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

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

The spin-off of C-Cube’s semiconductor business gave rise to a significant tax liability of approximately $320 million based on a valuation of the semiconductor business of $1.1 billion. The estimated liability was paid in 2000 by Harmonic. Under state law, Harmonic generally is liable for all of C-Cube’s debts, including C-Cube’s liability for taxes resulting from the spin-off and other pre-merger tax liabilities. C-Cube retained and transferred to Harmonic in the merger an amount of cash and other consideration sufficient to pay this liability as well as all other tax liabilities of C-Cube and its subsidiaries for periods prior to the merger. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. Harmonic expects final settlement and payment of these obligations within the next twelve months, to a variety of taxing authorities and LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic.

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

In November 2001, we were sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at March 28, 2003, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, we cannot assure you that an unfavorable outcome will not adversely impact our business, operating results, financial position and liquidity.

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

In addition, Harmonic has adopted a stockholder rights plan. The rights are not intended to prevent a takeover of Harmonic, and we believe these rights will help Harmonic’s negotiations with any potential acquirers. However, if the Board of Directors believes that a particular acquisition is undesirable, the rights may have the effect of rendering more difficult or discouraging that acquisition. The rights would cause substantial dilution to a person or group that attempts to acquire Harmonic on terms or in a manner not approved by the Harmonic Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries each of whose sales and results of operations are generally denominated in U.S. dollars. Following implementation of the Euro in January 2002, a higher proportion of our European business is denominated in Euros, which may subject us to increased foreign currency exchange risk. In addition, the Company has various international branch offices, which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities, and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. A 10% change in interest rates would not have a material impact on financial conditions, results of operations and cash flow.

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

OTHER INFORMATION

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

In November 2001, we were sued in Tennessee state court by a company alleging breach of contract and breach of a Tennessee statute relating to retailers and suppliers. The suit has a claim for $2.5 million and other unspecified damages, lost profits and attorneys’ fees. The suit has since been removed to Federal Court and a trial date has been set for June 2003. Harmonic believes that it has meritorious defenses and will defend the suit vigorously. No liability has been provided at March 28, 2003, as Harmonic believes it is not probable that a liability has been incurred and the amount of loss, if any, cannot be estimated. However, we cannot assure you that an unfavorable outcome will not adversely impact our business, operating results, financial position and liquidity.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits.

10.19	Modification to the Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001, as amended on December 14, 2001 and March 28, 2003 between Registrant and Silicon Valley Bank.

10.20	Business Loan and Security Agreement dated March 28, 2003 between Registrant and Silicon Valley Bank.

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by Harmonic with the Securities and Exchange Commission during the first quarter of the year ending December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003	HARMONIC INC. (Registrant)

	By:	/s/ Robin N. Dickson Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

SECTION 302 (a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Ley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harmonic Inc.:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ Anthony J. Ley Anthony J. Ley Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 302 (a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Robin N. Dickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harmonic Inc.:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ Robin N. Dickson Robin N. Dickson Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
10.19	Modification to the Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001, as amended on December 14, 2001 and March 28, 2003 between Registrant and Silicon Valley Bank.
10.20	Business Loan and Security Agreement dated March 28, 2003 between Registrant and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.