Form 10-Q
period 2003-06-27
HARMONIC INC
filed 2003-08-11
CIK 851310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 27, 2003.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

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

Yes     [X]         No     [   ]

As of June 27, 2003, there were 60,462,318 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 27, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,867	$21,542
Short-term investments	13,443	27,616
Accounts receivable, net of allowances of $4,914 and $6,641, respectively	34,775	25,380
Inventories	21,644	25,904
Prepaid expenses and other current assets	3,554	5,494

Total current assets	96,283	105,936
Property and equipment, net of accumulated depreciation of $88,460 and $82,043, respectively	27,295	32,456
Intangibles and other assets	28,378	35,362

	$151,956	$173,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,581	$1,862
Accounts payable	9,578	7,258
Income taxes payable	7,179	6,900
Accrued liabilities	59,336	58,670

Total current liabilities	77,674	74,690

Long-term debt, less current portion	511	710
Accrued excess facilities costs, long-term	32,407	34,754
Other non-current liabilities	1,501	1,417

Total liabilities	112,093	111,571

Commitments and contingencies (Notes 6, 12, 13)
Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 60,462 and 60,064 shares issued and outstanding	60	60
Capital in excess of par value	1,964,120	1,963,234
Accumulated deficit	(1,924,474)	(1,901,125)
Accumulated other comprehensive income	157	14

Total stockholders’ equity	39,863	62,183

	$151,956	$173,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net sales	$41,653	$56,309	$78,694	$110,341
Cost of sales	28,901	37,074	55,195	75,343

Gross profit	12,752	19,235	23,499	34,998

Operating expenses:
Research and development	8,431	10,795	16,934	21,914
Selling, general and administrative	14,408	17,026	26,471	32,347
Amortization of intangibles	1,933	2,828	3,866	5,656

Total operating expenses	24,772	30,649	47,271	59,917

Loss from operations	(12,020)	(11,414)	(23,772)	(24,919)
Interest and other income	438	290	623	283

Loss before income taxes	(11,582)	(11,124)	(23,149)	(24,636)
Provision for income taxes	100	—	200	500

Net loss	$(11,682)	$(11,124)	$(23,349)	$(25,136)

Net loss per share
Basic and Diluted	$(0.19)	$(0.19)	$(0.39)	$(0.42)

Weighted average shares
Basic and Diluted	60,462	59,552	60,457	59,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended

	June 27, 2003	June 28, 2002

Cash flows from operating activities:
Net loss	$(23,349)	$(25,136)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangibles	6,947	11,700
Depreciation	6,613	8,229
Stock option charge	23	372
Impairment and loss on disposal of fixed assets	62	660
Deferred income taxes	—	155
Changes in assets and liabilities:
Accounts receivable	(9,336)	(4,072)
Inventories	4,303	3,097
Prepaid expenses and other assets	1,968	3,756
Accounts payable	2,320	696
Income taxes payable	279	3,271
Accrued excess facilities costs	(2,692)	(1,864)
Accrued and other liabilities	1,201	815

Net cash provided by (used in) operating activities	(11,661)	1,679

Cash flows from investing activities:
Purchases of investments	(3,735)	(9,232)
Proceeds from sale of investments	17,907	8,473
Acquisition of property and equipment	(1,514)	(1,764)

Net cash provided by (used in) investing activities	12,658	(2,523)

Cash flows from financing activities:
Borrowings under bank line and term loan	310	890
Repayments under bank line and term loan	(790)	(621)
Proceeds from issuance of Common Stock, net	863	2,449

Net cash provided by financing activities	383	2,718

Effect of exchange rate changes on cash and cash equivalents	(55)	(31)

Net increase in cash and cash equivalents	1,325	1,843
Cash and cash equivalents at beginning of period	21,542	36,005

Cash and cash equivalents at end of period	$22,867	$37,848

Supplemental disclosure of cash flow information:
Interest expense	$91	$176
Income tax payments (refunds), net	$23	$(3,045)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee Stock Plans

Harmonic accounts for employee stock option plans in accordance with Accounting Principles Board No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was issued in December 2002. If charges for Harmonic’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended

In thousands, except per share data (Unaudited)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net loss as reported	$(11,682)	$(11,124)	$(23,349)	$(25,136)
Deduct: Stock compensation expense included in net loss, net of related tax effects	—	—	—	372
Add: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(3,099)	(2,245)	(5,939)	(7,138)

Pro forma net loss	$(14,781)	$(13,369)	$(29,288)	$(31,902)

Basic and Diluted net loss per share:
As reported	$(0.19)	$(0.19)	$(0.39)	$(0.42)

Pro forma	$(0.24)	$(0.22)	$(0.48)	$(0.54)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Options

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Volatility	125%	122%	126%	122%
Risk-free interest rate	2.0%	3.1%	2.2%	3.2%
Expected life (years)	3.5	3.2	3.6	3.4

	Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	136%	140%	136%	140%
Risk-free interest rate	1.8%	3.0%	1.8%	3.0%
Expected life (years)	1.2	1.4	1.2	1.4

In accordance with SFAS No. 123, stock options granted to non-employees are valued using the Black-Scholes option-pricing model and stock expense is recognized as earned. Stock expense is recognized on an accelerated basis using the multiple option method presented in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the three and six month periods ended June 27, 2003, Harmonic recorded $6 thousand and $23 thousand, respectively, of non-employee stock expenses. Harmonic did not incur non-employee stock expense for the three and six month periods ended June 28, 2002.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Harmonic adopted SFAS 146 effective January 1, 2003, and the adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the guarantor to recognize a liability for the fair value of the obligation undertaken in issuing or modifying guarantees. It also expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and in regard to product warranties. Harmonic adopted FIN 45 effective January 1, 2003, and the adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will have no material impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses accounting for the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

NOTE 3 — CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade securities with original maturities of three months or less at the date of purchase. Harmonic’s short-term investments are stated at fair value, which approximate the cost of investments and are comprised principally of corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year. At June 27, 2003 and December 31, 2002, cash, cash equivalents and short-term investments are summarized as follows:

	June 27, 2003	December 31, 2002

In Thousands	(Unaudited)
Cash and cash equivalents	$22,867	$21,542

Short-term investments:
Less than one year	13,443	26,116
Due in 1-2 years	—	1,500

Total short-term investments	13,443	27,616

Total cash, cash equivalents and short-term investments	$36,310	$49,158

At June 27, 2003, $4.5 million of cash is restricted under terms of the Company’s credit agreement as disclosed in Note 6.

While Harmonic's cash balances declined $12.8 million during the first half of 2003 and the Company expects to report a net loss at least through the third quarter, Harmonic currently believes that its existing liquidity sources, including the bank line of credit and trade receivables facilities, as limited by qualified receivables, will satisfy the Company’s requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. If its measures to reduce its net loss and cash outflows prove to be inadequate or if its expectations or estimates change or prove inaccurate, Harmonic may need to raise additional funds to take advantage of unanticipated opportunities to strengthen its financial position. Harmonic’s ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond its control, including increased market uncertainty surrounding the ongoing U.S. war on terrorism, as well as conditions in capital markets and the cable and satellite industries.

NOTE 4 — INVENTORIES

Inventories consist of:

	June 27, 2003	December 31, 2002

In Thousands	(Unaudited)
Raw materials	$8,100	$10,944
Work-in-process	1,088	1,404
Finished goods	12,456	13,556

	$21,644	$25,904

NOTE 5 — GOODWILL AND IDENTIFIED INTANGIBLES

Harmonic accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes the operating segments, BAN and CS, represent the Company’s reporting units, and CS is the only reporting unit with goodwill and intangible assets. For the three months ended June 27, 2003 and June 28, 2002, the Company recorded a total of $3.5 million and $5.9 million, respectively, of amortization expense for identified intangibles of which $1.5 million and $3.0 million were included in cost of sales, respectively. For the six months ended June 27, 2003 and June 28, 2002, the Company recorded a total of $7.0 million and $11.7 million, respectively, of amortization expense for identified intangibles of which $3.1 million and $6.0 million were included in cost of sales, respectively. Estimated future amortization expense of identified intangibles, over the remaining useful lives of approximately two years, is $7.0 million, $13.9 million and $4.6 million for the remaining six months of 2003, and the fiscal years 2004 and 2005, respectively. Future amortization expense to be included in cost of sales is estimated to be $3.1 million for the remainder of 2003, and $6.2 million and $2.1 million for the fiscal years 2004 and 2005, respectively.

The following is a summary of goodwill and intangible assets as of June 27, 2003 and December 31, 2002:

	June 27, 2003			December 31, 2002

		(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,059	$(18,945)	$10,114	$29,059	$(16,186)	$12,873
Customer base	33,295	(20,669)	12,626	33,295	(17,226)	16,069
Trademark and tradename	4,076	(2,526)	1,550	4,076	(2,103)	1,973
Supply agreement	3,107	(1,925)	1,182	3,107	(1,603)	1,504

Total of identified intangibles	69,537	(44,065)	25,472	69,537	(37,118)	32,419
Goodwill	1,780	—	1,780	1,780	—	1,780

Total goodwill and other intangibles	$71,317	$(44,065)	$27,252	$71,317	$(37,118)	$34,199

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which expires in March 2004, contains financial and other covenants including the requirement for Harmonic to maintain on deposit with the bank the greater of 50% of total cash, cash equivalents and short-term investments or $10.0 million, or satisfy a liquidity covenant in the event cash, cash equivalents and short-term investments are less than $10.0 million. This provision of the facility causes a restriction on the Company’s ability to use cash and cash equivalents. Depending on the level of borrowings, letters of credit and other guarantees outstanding at any point in time, the amount of the restriction on usage will vary. As of June 27, 2003, $4.5 million of cash and cash equivalents was restricted as to usage. If Harmonic is unable to maintain on deposit with the bank the minimum balance of $10.0 million, or satisfy the liquidity covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including in the event amounts are outstanding under the facility, offset rights against amounts Harmonic has maintained on deposit with the bank. At June 27, 2003, Harmonic was in compliance with these covenants. Future borrowings pursuant to the line bear interest at the bank’s prime rate plus 0.25%-1.75% (prime rate plus 2%-3.75% for equipment borrowings) depending upon the Company’s total cash position. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. The Company has entered into an agreement with another financial institution holding amounts on deposit to allow, in the event of default, Silicon Valley Bank to control these deposits. As of June 27, 2003, $2.1 million was outstanding under the equipment term loan portion of this facility of which $0.1 million and $0.2 million was borrowed during the first and second quarters of 2003, respectively. The term loan is payable monthly, including principal and interest at 6.25% per annum on outstanding borrowings as of June 27, 2003 which mature at various dates through January 2006. Other than standby letters of credit and guarantees (Note 12) there were no other outstanding borrowings or commitments under the line of credit facility as of June 27, 2003.

Harmonic also has a facility with Silicon Valley Bank that provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in March 2004. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and at a negotiated rate for all other customers. This facility was not utilized in 2002 or in the first half of 2003.

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

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and six month periods ended June 27, 2003 and June 28, 2002 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended June 27, 2003 and June 28, 2002, 6.9 million and 7.4 million of weighted average antidilutive options were excluded from the net loss per share computations, respectively, because their effect was antidilutive. For the six month periods ended June 27, 2003 and June 28, 2002, 6.9 million and 5.5 million of weighted average antidilutive options were excluded from the net loss per share computations, respectively, because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended

In Thousands (Unaudited)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net loss	$(11,682)	$(11,124)	$(23,349)	$(25,136)
Change in unrealized gain on investments, net	—	19	—	5
Foreign currency translation	37	(29)	143	(31)

Total comprehensive loss	$(11,645)	$(11,134)	$(23,206)	$(25,162)

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

During the six months ended June 27, 2003, Harmonic paid $259 thousand of severance and other costs, and expects to pay the balance of $155 thousand during the remainder of 2003. As of June 27, 2003, accrued excess facilities cost totaled $38.9 million of which $6.5 million was included in current accrued liabilities and $32.4 million in other non-current liabilities. The Company incurred cash outlays of $2.7 million during the first half of 2003, principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $3.0 million of excess facilities lease costs, net of estimated sublease income, for the remainder of 2003 and to pay the remaining $35.9 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic reassesses the liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income. In the event the Company is unable to achieve expected levels of sublease rental income, Harmonic will need to revise its estimate of the liability, which could materially impact the Company’s financial position, liquidity, cash flows and results of operations.

The following table summarizes restructuring activities:

	Workforce
In thousands (Unaudited)	Reduction	Excess Facilities	Total

Balance at December 31, 2002	$414	$41,594	$42,008
Cash payments	(259)	(2,692)	(2,951)

Balance at June 27, 2003	$155	$38,902	$39,057

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

	Three Months Ended		Six Months Ended

In Thousands (Unaudited)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net sales:
Broadband Access Networks	$14,547	$23,626	$27,608	$45,438
Convergent Systems	27,106	32,683	51,086	64,903

Total net sales	$41,653	$56,309	$78,694	$110,341

Income (loss) from segment operations:
Broadband Access Networks	$(647)	$1,958	$(2,074)	$1,017
Convergent Systems	(1,574)	(1,678)	(5,065)	(4,640)

Income (loss) from segment operations	(2,221)	280	(7,139)	(3,623)
Amortization of intangibles	(3,473)	(5,850)	(6,946)	(11,700)
Interest and other income	438	290	623	283
Corporate expenses and eliminations	(6,326)	(5,844)	(9,687)	(9,596)

Loss before income taxes	$(11,582)	$(11,124)	$(23,149)	$(24,636)

NOTE 11 — RELATED PARTY

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI). BSI purchases products from Harmonic in connection with its supply chain management and fulfillment services business. Harmonic did not recognize any revenue from BSI in the second quarter of 2003 and revenue from BSI for the six months ended June 27, 2003 was approximately $31 thousand. For the three and six month periods ended June 28, 2002, revenues from BSI were $4.4 million and $7.2 million, respectively. There was no accounts receivable balance from BSI as of June 27, 2003 and as of December 31, 2002, accounts receivable from BSI was $0.4 million. Mr. Solomon is also a director of Terayon Communications, with whom the Company has a reseller agreement for certain products. As of June 27, 2003 and December 31, 2002, Harmonic had liabilities to Terayon of $0.5 million and $0.5 million, respectively, for inventory purchases.

NOTE 12 — GUARANTEES AND INDEMNIFICATIONS

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

Balance as of December 31, 2002	$5,866
Accrual for warranties	1,859
Warranty costs incurred	(2,930)

Balance as of June 27, 2003	$4,795

Standby Letters of Credit. As of June 27, 2003 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were related to customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $1.0 million.

Guarantees. As of June 27, 2003, Harmonic had a no outstanding guarantees.

Indemnifications. Harmonic indemnifies the members of its Board of Directors and its officers pursuant to the requirements of its bylaws and indemnification agreements with such individuals, and some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). No amounts have been accrued in respect of the indemnifications provisions at June 27, 2003.

NOTE 13 — LEGAL PROCEEDINGS

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint.

Plaintiffs filed a notice of appeal on July 1, 2003. According to the scheduling order issued by the Court on July 3, 2003, plaintiffs’ opening brief is due on October 17, 2003. No hearing date has been scheduled.

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period. The limitations period is tolled until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action or (2) either party provides written notice of termination of the tolling period, whichever occurs first.

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. The action has been stayed pending resolution of the appeal in the securities class action. The parties have agreed in principle to a dismissal without prejudice and a tolling of the statute of limitations period on similar terms as in the federal derivative action.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

Harmonic announced on July 17, 2003 a settlement of its litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement followed summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statute relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one of its end-customers in 2000. Harmonic’s operating results for the second quarter and first half of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The settlement payments are secured by a standby letter of credit.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expires in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, Harmonic is unable to determine whether Harmonic will be able to settle this matter on reasonable terms or at all, nor can Harmonic predict the impact of an adverse outcome of this matter if Harmonic elects to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

Harmonic’s net sales decreased 26% in the second quarter of 2003 compared to the second quarter of 2002, and decreased 29% in the first half of 2003 compared to the first half of 2002. The decreased net sales reflected a more cautious capital spending environment worldwide, which adversely impacted sales of each division. BAN division and CS division sales decreased 38% and 17% in the second quarter of 2003, respectively, compared to the second quarter of 2002. For the first half of 2003, BAN and CS sales decreased 39% and 21%, respectively.

Since the middle of 2000, Harmonic’s sales have been well below levels achieved by Harmonic and DiviCom in 1999 and early 2000 as industry capital spending has been and generally remains weak. In addition, certain of our domestic and international customers have accumulated significant levels of debt and have announced during the past two years reorganizations and financial restructurings, including bankruptcy filings. In particular, Adelphia Communications declared bankruptcy in June 2002, and as a result, we have recorded reduced revenue from Adelphia since the first quarter of 2002 and established a $2.9 million provision in the second quarter of 2002 for probable losses on receivables and deferred costs of sales determined to no longer be recoverable. Adelphia accounted for approximately 5% of our net sales in the first quarter of 2002 and approximately 2% of our net sales for the full year in 2002 and the first half of 2003. The stock prices of other domestic cable companies came under pressure following the Adelphia Communications bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services. These issues may further restrict our customers’ access to capital and increase the cost of capital.

We believe that these capital market concerns about the cable industry and the associated pressures on capital spending contributed to our lower sales during the second quarter and first half of 2003 and we expect capital spending by domestic cable customers to remain at reduced levels at least through the third quarter of 2003. In addition, while spending by Harmonic’s international customers increased sequentially in the second quarter of 2003, international sales generally remained weak. We believe that this was due in part to financial restructurings and regulatory issues in Europe.

Operating results for the second quarter and first half of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement of litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement announced on July 17, 2003, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement followed summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statue relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one its end-customers in 2000. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The settlement payments are secured by a standby letter of credit.

As a result of uncertain market conditions and lower sales during the second half of 2002, the Company implemented a series of cost control measures that included workforce reductions totaling approximately 120 employees during the second half of 2002. Harmonic recorded severance charges of $1.5 million during the second half of 2002 related to the work force reductions. This followed a workforce reduction of approximately 30% during 2001 for which the Company recorded severance and other costs of $2.5 million at the time. These actions coupled with normal turnover reduced headcount from over 1000 at the end of 2000 to 559 at the end of June 2003.

In light of the Company’s reduced headcount, difficult business conditions, and a weak local commercial real estate market, we reassessed our accrual for the costs of excess facilities and recorded a charge of $22.5 million during the third quarter of 2002. We changed our estimates with regard to the expected timing and amount of sublease income due to the substantial surplus of vacant space in the San Francisco Bay Area. The excess facilities charge recorded during the third quarter of 2002 was for facilities that we no longer occupied, do not intend to occupy, or plan to sublease. The 2002 charges followed $30.1 million recorded for excess facilities in 2001 when the initial accruals were established.

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

Results of Operations

Net Sales

Harmonic’s net sales decreased 26% from $56.3 million in the second quarter of 2002 to $41.7 million in the second quarter of 2003. For the six month periods, net sales decreased 29% from $110.3 million in the first half of 2002 to $78.7 million in the first half of 2003. The sales decreases in both periods reflected significantly lower sales in each division. BAN division sales decreased 38% in the second quarter of 2003 compared to the second quarter of 2002, and decreased 39% in the first six months of 2003 compared to the first six months of 2002. The BAN sales decrease was principally due to cautious capital spending by cable operators, in particular Charter Communications. We believe this cautious spending was caused by current conditions in financial markets and capital market concerns about the cable industry in the aftermath of the Adelphia bankruptcy filing in the first half of 2002. CS division sales decreased 17% in the second quarter of 2003 compared to the second quarter of 2002, and decreased 21% in the first six months of 2003 compared to the first six months of 2002. The CS sales decrease was attributable to lower sales to domestic cable and satellite customers due in part to competitive pricing pressures, partially offset by volume increases, in certain product lines. Harmonic’s domestic sales represented 73% of net sales in the second quarter of 2003 compared to 77% of net sales in the second quarter of 2002.

Gross Profit

Gross profit decreased from $19.2 million (34% of net sales) in the second quarter of 2002 to a gross profit of $12.8 million (31% of net sales) in the second quarter of 2003. For the six month periods, gross profit decreased from of $35.0 million (32% of net sales) in the first six months of 2002 to $23.5 million (30% of net sales) in the first six months of 2003. The decreases in gross profit for both periods of 2003 were primarily due to lower overall sales volume and heightened competitive pricing pressures for certain products, particularly in the CS division. These factors were partially offset by a higher proportion of CS division sales in both periods of 2003, which historically carry higher margins, and cost control measures implemented during the second half of 2002. The cost control measures included a reduction in headcount to streamline operations in the factory and technical service and support organizations.

Gross profit includes amortization of intangibles of $3.0 million and $6.0 million for the second quarter and first half of 2002, respectively, compared to $1.5 million and $3.0 million for the second quarter and first half of 2003, respectively. In addition, gross profit includes credits related to products sold for which the cost basis had been written down in prior years of $2.9 million for the second quarter and first half of 2002 compared to $1.0 million and $2.1 million for the second quarter and first half of 2003, respectively.

Harmonic anticipates that gross margins may fluctuate in future periods due to a number of factors including sales volume, pricing, product mix, factory and service organization spending levels and the timing and amount of sales of previously written down products.

Research and Development

Research and development expenses decreased from $10.8 million (19% of net sales) in the second quarter of 2002 to $8.4 million (20% of net sales) in the second quarter of 2003. For the six month periods, research and development expenses decreased from $21.9 million (20% of net sales) in 2002 to $16.9 million (22% of net sales) in 2003. The decreases in absolute dollars were primarily due to lower headcount associated with the workforce reductions during the second half of 2002 and ongoing cost control measures. The increases in research and development expenses as a percentage of sales were attributable to decreased net sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $17.0 million (30% of net sales) in the second quarter of 2002 to $14.4 million (35% of net sales) in the second quarter of 2003. For the six month periods, selling, general and administrative expenses decreased from $32.3 million (29% of net sales) in 2002 to $26.5 million (34% of net sales) in 2003. The decreases in absolute dollars were principally due to a reduction in headcount associated with the work force reductions implemented during the second half of 2002. The increases in selling, general and administrative expenses as a percentage of sales were attributable to decreased net sales and the $2.7 million charge described below.

Selling, general and administrative expenses for the second quarter and first half of 2002 included a $2.7 million charge to provide for probable losses on receivables in connection with the Adelphia bankruptcy filing. In addition, selling, general and administrative expenses for the second quarter and first half of 2003 included a charge of $2.7 million related to the settlement of litigation with Power and Telephone Supply in Federal court in Tennessee.

Amortization of Intangibles

The Company recorded amortization of $2.8 million and $5.7 million in the second quarter and first half of 2002, respectively. Amortization expense decreased to $1.9 million and $3.9 million in the second quarter and first half of 2003 due to cessation of amortization associated with the acquisition of Cogent Technology.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased from $0.3 million in the second quarter of 2002 to $0.4 million in the second quarter of 2003, and increased from $0.3 million in the first half of 2002 to $0.6 million in the first half of 2003. The increases were principally due to foreign currency translation gains in both periods of 2003 compared to foreign currency translation losses in both periods of 2002, partially offset by lower interest income and higher interest expense in each period of 2003.

Income Taxes

Provisions for income tax expense of $0.1 million and $0.2 million were recorded for the second quarter and first half of 2003 compared to no provision in the second quarter of 2002 and a provision of $0.5 million for the first half of 2002. The lower provision in the first half of 2003 compared to the first half of 2002 was due to the expectation of lower foreign income taxes in 2003 than in 2002.

Segments

Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income. See Note 10 of Notes to Condensed Consolidated Financial Statements for further detail regarding segment operations.

Fluctuations in net sales by operating segments are discussed more extensively in the section above entitled Net Sales. With regard to losses from segment operations, the CS division had a loss from segment operations of $1.7 million in the second quarter of 2002 compared to a loss of $1.6 million in the second quarter of 2003. For the six month periods CS had a loss from segment operations of $4.6 million for the 2002 period compared to $5.1 million for the 2003 period. The increased CS losses in both periods of 2003 compared to 2002 were due to lower sales and lower gross margins offset in part by lower operating expenses resulting from lower headcount. CS results for the second quarter and first half of 2003 included credits of $0.1 million and $0.3 million, respectively, related to products sold for which the cost basis had been written down in prior years, compared to $0.3 million for the second quarter and first half of 2002.

The BAN division had income from segment operations of $2.0 million in the second quarter of 2002 compared to a loss from segment operations of $0.6 million in the second quarter of 2003. For the six month periods, BAN had income from segment operations of $1.0 million in the 2002 period compared to a loss from segment operations of $2.1 million in the 2003 period. The BAN losses in both periods of 2003 compared to income in both periods of 2002 were due to lower sales and lower gross margins, partially offset by lower operating expenses associated with lower headcount. BAN results for the second quarter and first half of 2003 include credits of $0.9 million and $1.8 million, respectively, related to products sold for which the cost basis had been written down in prior years, compared to $2.6 million for the second quarter and first half of 2002.

Liquidity and Capital Resources

As of June 27, 2003, cash and cash equivalents and short term investments totaled $36.3 million compared to $49.2 million as of December 31, 2002. Cash used in operations was $11.7 million in the first half of 2003, compared to cash provided by operations of $1.7 million in the first half of 2002. The use of cash in operations in the first six months of 2003 compared to cash provided by operations in 2002 was primarily due to a lower net loss in 2003 which was more than offset by significantly lower non-cash charges for depreciation and amortization of intangibles in 2003, and a more significant increase in accounts receivable in 2003 than in 2002. The more significant increase in accounts receivable in the first six months of 2003 than the comparable period of 2002 was due to recognition of a more substantial portion of our revenue in the last month of the second quarter of 2003 than in the last month of the second quarter of 2002. In addition, the change in cash from operations was due to a federal income tax refund in the first half of 2002 related to a net operating loss carryback claim.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are currently in discussions with tax authorities in 2 of these countries, but none of these estimates has yet been finalized. Harmonic is unable to predict when any or all of these tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.8 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $1.8 million and $1.5 million in the first half of 2002 and 2003, respectively. Harmonic currently expects capital expenditures to be less than $5 million during 2003.

In March 2003, Harmonic entered into a new bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This new facility, which expires in March 2004, contains financial and other covenants including the requirement for Harmonic to maintain on deposit with the bank the greater of 50% of total cash, cash equivalents and short-term investments or $10.0 million, or satisfy a liquidity covenant in the event cash, cash equivalents and short-term investments are less than $10.0 million. This provision of the facility causes a restriction on the Company’s ability to use cash and cash equivalents. Depending on the level of borrowings, letters of credit and other guarantees outstanding at any point in time, the amount of the restriction on usage will vary. As of June 27, 2003 $4.5 million of cash and cash equivalents were restricted as to usage. If Harmonic is unable to maintain on deposit with the bank the minimum balance of $10.0 million, or satisfy the liquidity covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including in the event amounts are outstanding under the facility, offset rights against the amounts Harmonic has maintained on deposit with the bank. At June 27, 2003, Harmonic was in compliance with these covenants. Future borrowings pursuant to the line bear interest at the bank’s prime rate plus 0.25%-1.75% (prime rate plus 2%-3.75% for equipment borrowings) depending upon the Company’s total cash position. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. The Company has entered into an agreement with another financial institution holding amounts on deposit to allow, in the event of default, Silicon Valley Bank to control these deposits. As of June 27, 2003, $2.1 million was outstanding under the equipment term loan portion of this facility. The term loan was payable monthly, including principal and interest at rates of 6.25% per annum on outstanding borrowings as of June 27, 2003 and matures at various dates through January 2006. Other than standby letters of credit and guarantees there were no other outstanding borrowings or commitments under the line of credit facility as of June 27, 2003. See Note 12 of “Notes to Condensed Consolidated Financial Statements” for further detail regarding these obligations.

In March 2003, Harmonic also renewed a facility with Silicon Valley Bank that provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in March 2004. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and at a negotiated rate for all other customers. This facility was not utilized in 2002 or in the first half of 2003.

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

While our cash balances declined $12.8 million during the first half of 2003 and we expect to report a net loss at least through the third quarter of 2003, we currently believe that our existing liquidity sources, including our bank line of credit and trade receivables facilities, as limited by qualified receivables, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. We have taken measures, and may take additional measures, to reduce our net loss and cash outflows. However, if these measures prove to be inadequate or if our expectations or estimates change or prove inaccurate, we would very likely need to raise additional funds to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading near historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs.

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

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty surrounding the ongoing U.S. war on terrorism and conditions in capital markets and the cable and satellite industries. There can be no assurance that any financing will be available on terms acceptable to us, if at all. See “Factors That May Affect Future Results of Operations — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

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

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures

•	discretionary customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video and cable modem industry standards;

•	delays associated with the evaluation of new services and system architectures by many cable television operators;

•	emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades;

•	proposed business combinations by our customers and regulatory review thereof;

•	economic and financial conditions in domestic and international markets; and

•	bankruptcies and financial restructuring of major customers.

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

Certain of our customers have accumulated significant levels of debt and have announced during the past two years, reorganizations and financial restructurings, including bankruptcy filings. For example, two of our major domestic customers, Adelphia Communications and Winfirst, declared bankruptcy during the first half of 2002, while NTL, a major international customer, has recently emerged from bankruptcy. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. Our business has been negatively impacted by the prolonged economic recession and the bankruptcy of Adelphia Communications has further heightened concerns in the financial markets about the domestic cable industry. These concerns, coupled with the current uncertain and volatile capital markets, have further pressured the market values of domestic cable operators and may further restrict their access to capital. BAN division sales have decreased significantly from the third quarter of 2000 due in particular to reduced spending by AT&T Broadband, which was acquired by Comcast in November 2002, and RCN, and more recently have decreased due to reduced spending by Charter Communications. While BAN sales increased 3% in 2002, sales declined 39% in the first half of 2003 compared to the first half of 2002 and generally remain weak.

CS division sales increased significantly from the first quarter of 2001 through the second quarter of 2002 due principally to demand for our next-generation digital systems such as the Narrowcast Services Gateway, or NSG, for video-on-demand deployments, and the MV50 encoder. CS sales of the MV50 encoder benefited during this period from the expansion of local channel offerings and compliance with FCC “must carry” regulations by domestic direct broadcast satellite, or DBS, operators. However, CS sales have decreased significantly since the first half of 2002 due principally to lower sales to cable, operators, other than Comcast, as a result of lower NSG shipments. In addition, during the second half of 2002 the decrease in CS sales was also attributable to lower sales to satellite customers. We believe the decrease in sales to satellite customers was the result, in part, of the prolonged regulatory review of the proposed acquisition of DIRECTV by Echostar, as most major domestic cable operators focused on initial VOD service launches rather than new VOD deployments, and reduced cable industry spending in the aftermath of the Adelphia bankruptcy filing.

Due to more challenging market conditions since the first half of 2002, and uncertainty about the current capital spending plans of certain of our domestic and international cable and satellite customers, it is difficult to estimate growth in the markets in which we participate. For example, capital spending remained slow worldwide and some of our major domestic cable customers moved even more cautiously than we expected during the first half of 2003. Accordingly, Harmonic expects sales to remain at reduced levels compared to the first half of 2002 at least through the third quarter of 2003.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2001, 2002, and the first half of 2003 accounted for approximately 49%, 61% and 69% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 21 million subscribers. In the DBS segment, News Corp. Ltd. recently announced its plan to acquire a controlling interest in Hughes Electronics, the parent company of DIRECTV, subject to certain regulatory and shareholder approvals. This transaction follows regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. Consummation of this transaction would result in additional industry concentration. In addition, financial restructurings of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the second quarter of 2003, sales to Comcast accounted for 37% of net sales compared to 16% in the second quarter of 2002. In the second quarter of 2002, sales to Charter Communications accounted for 20% of net sales. For the first six months of 2003, Comcast, DirecTV and Echostar accounted for 29%, 13% and 11% of net sales, respectively, compared to net sales of less than 10% for each of these customers in the first six months of 2002. For the first six months of 2002, Charter Communications represented 18% of net sales. The loss of Comcast, DIRECTV, Echostar, or any other significant customer or any reduction in orders by Comcast, DIRECTV, Echostar, or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard sales to Charter Communications are expected to continue to be significantly lower in 2003 than in 2002, both in absolute dollars and as a percentage of revenue, as they are now in the latter stages of their network upgrade program and they have significantly reduced capital spending as a result of capital market concerns about the cable industry and Charter in the aftermath of the Adelphia Communications bankruptcy filing in June 2002. The loss of, or any reduction in orders from, a significant customer would harm our business.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

While Harmonic’s cash balances declined $12.8 million during the first half of 2003 and the Company expects to report a net loss at least through the third quarter of 2003, we currently believe that our existing liquidity sources, including our bank line of credit and trade receivables facilities, as limited by qualified receivables, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. We have taken measures, and may take additional measures, to reduce our net loss and cash outflows. However, if these measures prove to be inadequate or if our expectations or estimates change or prove inaccurate, we would very likely need to raise additional funds to take advantage of unanticipated opportunities or to strengthen our financial position. Because our stock is currently trading at near historically low levels, any financing at these levels could be significantly dilutive to existing shareholders. On March 18, 2002, Harmonic filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC in April 2002, will allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $150 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including increased market uncertainty surrounding the ongoing U.S. war on terrorism as well as conditions in capital markets. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue from systems contracts which may span several quarters;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	our development of custom products and software;

•	the level of international sales; and

•	economic and financial conditions specific to the cable and satellite industries, and general economic conditions.

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

The Terrorist Attacks Of 2001 And The Ongoing Threat Of Terrorism Have Created Great Uncertainty And May Continue To Harm Our Business.

Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate how quickly the U.S. and other economies will recover and our business will improve.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in 2001, 2002 and the first half of 2003 represented 40%, 29% and 27%, of net sales, respectively, and we expect that international sales will continue to represent a substantial portion of our net sales for the foreseeable future. Part of our revenue growth strategy is to increase our presence in the international markets. Our international operations, and our efforts to increase sales in international markets, are subject to a number of risks, including:

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

Certain of our international customers have accumulated significant levels of debt and have announced during the past two years, reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

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

Pending Business Combinations And Other Financial And Regulatory Issues Among Our Customers Could Adversely Affect Our Business.

The telecommunications industry has been particularly impacted by the prolonged economic recession, adverse conditions in capital markets and financial difficulties in both the service and equipment sectors, including bankruptcies. Although large telecommunications service providers such as WorldCom (now MCI) and troubled data and voice-oriented start-ups have not been traditional customers of Harmonic, the cable, satellite and broadcast sectors have experienced significant financial problems. Many of our domestic and international customers have accumulated significant levels of debt and have announced reorganizations and financial restructurings during the past two years, including bankruptcy filings. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in June 2002. The stock prices of other domestic cable companies came under pressure following the Adelphia bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services, thereby making the raising of capital more difficult and expensive. New competitors, such as RCN and WinFirst, also had difficulty in accessing capital markets. WinFirst subsequently filed for bankruptcy. In Europe, rapid consolidation of the cable industry through acquisition also led to significant levels of debt at the major MSOs, and companies such as NTL and UPC commenced bankruptcy proceedings. European digital broadcasters, such as ITV Digital, Kirsch and Quiero, have also filed for protection from creditors.

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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices has been particularly severe during the recent economic downturn as equipment suppliers compete aggressively for customers’ reduced capital spending. Harmonic’s competitors in the cable television fiber optics systems business include corporations such as C-Cor.net (which recently acquired Philips’ fiber optics systems business), Motorola, and Scientific-Atlanta. In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg Television and Thomson Multimedia, and in certain product lines with Cisco and a number of smaller companies.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% since the beginning of 2001 due to reduced industry spending and demand for our products. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

We Are Incurring Additional Costs And Devoting More Management Resources to Comply With Increasing Regulation of Corporate Governance And Disclosure.

We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities.

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

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are currently in discussions with tax authorities in 2 of these countries, but none of these estimates has yet been finalized. Harmonic is unable to predict when any or all of these tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.8 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

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

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, which was acquired by LSI Logic in June 2001, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area our business, financial condition, liquidity and results of operations could be harmed. Also, this agreement expires in October 2004. See “Supply, License and Development Agreement” at page 60 of the joint proxy statement filed with the SEC on March 23, 2000, for further details of Harmonic’s business relationship with the spun-off semiconductor business after the merger.

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

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 44 issued United States patents and 10 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We or Our Customers May Face Intellectual Property Infringement Claims From Third Parties.

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies that are important to us. On July 3, 2003, we were sued by Litton Systems and Stanford University for alleged infringement of a U.S. patent. See “Legal Proceedings” in Part II Item 1.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint.

Plaintiffs filed a notice of appeal on July 1, 2003. According to the scheduling order issued by the Court on July 3, 2003, plaintiffs’ opening brief is due on October 17, 2003. No hearing date has been scheduled.

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period. The limitations period is tolled until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action or (2) either party provides written notice of termination of the tolling period, whichever occurs first.

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. The action has been stayed pending resolution of the appeal in the securities class action. The parties have agreed in principle to a dismissal without prejudice and a tolling of the statute of limitations period on similar terms as in the federal derivative action.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

Harmonic announced on July 17, 2003 a settlement of its litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement followed summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statute relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one its end-customers in 2000. Harmonic’s operating results for the second quarter and first half of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The settlement payments are secured by a standby letter of credit.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expires in September, 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, Harmonic is unable to determine whether Harmonic will be able to settle this matter on reasonable terms or at all, nor can Harmonic predict the impact of an adverse outcome of this matter if Harmonic elects to defend against it. Consequently, Harmonic has made no provision in its financial statements for the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint.

Plaintiffs filed a notice of appeal on July 1, 2003. According to the scheduling order issued by the Court on July 3, 2003, plaintiffs’ opening brief is due on October 17, 2003. No hearing date has been scheduled.

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period. The limitations period is tolled until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action or (2) either party provides written notice of termination of the tolling period, whichever occurs first.

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. The action has been stayed pending resolution of the appeal in the securities class action. The parties have agreed in principle to a dismissal without prejudice and a tolling of the statute of limitations period on similar terms as in the federal derivative action.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

Harmonic announced on July 17, 2003 a settlement of its litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement followed summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statute relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one its end-customers in 2000. Harmonic’s operating results for the second quarter and first half of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The settlement payments are secured by a standby letter of credit.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expires in September, 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, Harmonic is unable to determine whether Harmonic will be able to settle this matter on reasonable terms or at all, nor can Harmonic predict the impact of an adverse outcome of this matter if Harmonic elects to defend against it. Consequently, Harmonic has made no provision in its financial statements for the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held on May 22, 2003, the following matters were acted upon by the stockholders of the Company:

1.	The election of Anthony J. Ley, E. Floyd Kvamme, William F. Reddersen, Lewis Solomon, Michel L. Vaillaud, and David Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor for each such director is elected and qualified. No additional directors continued as members of Harmonic’s Board of Directors after the meeting.

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 60,462,318 and 57,084,596 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		VOTES FOR	WITHHELD

1.	Election of Directors
	a. Anthony J. Ley	53,440,318	3,644,278
	b. E. Floyd Kvamme	52,168,583	4,916,013
	c. William F. Reddersen	53,261,647	3,822,949
	d. Lewis Solomon	44,835,770	12,248,826
	e. Michel L. Vaillaud	53,393,785	3,690,811
	f. David R. Van Valkenburg	52,614,390	4,470,206

		VOTES		BROKER
	VOTES FOR	AGAINST	ABSTENTIONS	NON-VOTE

2. Ratification of Independent Accountants	55,884,869	1,142,440	57,287	0

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

April 24, 2003	On April 24, 2003, the Registrant issued a press release announcing results for the quarter ended March 28, 2003 and furnished its press release on Form 8-K.

June 5, 2003	The Registrant amended its current report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2002 solely to add as an exhibit to such Form 8-K the consent of Deloitte & Touche LLP, independent public accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2003	HARMONIC INC.
(Registrant)
	By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 (a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Ley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harmonic Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	By:	/s/ Anthony J. Ley
Anthony J. Ley
Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 302 (a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Robin N. Dickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harmonic Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

d)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

e)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	By:	/s/ Robin N. Dickson Robin N. Dickson
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.