Form 10-Q
period 2003-09-26
HARMONIC INC
filed 2003-11-07
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 26, 2003.

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

Yes       [X]       No  [   ]

As of November 4, 2003, there were 69,829,460 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit Index
EXHIBIT 10.21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HARMONIC INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 26, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,380	$21,542
Restricted cash	6,554	—
Short-term investments	11,938	27,616
Accounts receivable, net of allowances of $4,573 and $6,641, respectively	32,150	25,380
Inventories	21,205	25,904
Prepaid expenses and other current assets	4,667	5,494

Total current assets	91,894	105,936
Property and equipment, net	25,159	32,456
Restricted cash, noncurrent	468	—
Intangibles and other assets	24,881	35,362

	$142,402	$173,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,342	$1,862
Accounts payable	12,511	7,258
Income taxes payable	7,120	6,900
Accrued liabilities	53,096	58,670

Total current liabilities	74,069	74,690
Long-term debt, less current portion	468	710
Accrued excess facilities costs, long-term	30,106	34,754
Other non-current liabilities	4,598	1,417

Total liabilities	109,241	111,571

Commitments and contingencies (Notes 6, 12, 13)
Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 60,821 and 60,064 shares issued and outstanding	61	60
Capital in excess of par value	1,964,956	1,963,234
Accumulated deficit	(1,931,928)	(1,901,125)
Accumulated other comprehensive income	72	14

Total stockholders’ equity	33,161	62,183

	$142,402	$173,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended

	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net sales	$47,253	$37,019	$125,947	$147,360
Cost of sales	32,593	27,091	87,788	102,434

Gross profit	14,660	9,928	38,159	44,926

Operating expenses:
Research and development	9,211	9,737	26,145	31,651
Selling, general and administrative	11,127	36,694	37,598	69,041
Amortization of intangibles	1,933	1,933	5,799	7,589

Total operating expenses	22,271	48,364	69,542	108,281

Loss from operations	(7,611)	(38,436)	(31,383)	(63,355)
Interest and other income, net	257	406	880	689

Loss before income taxes	(7,354)	(38,030)	(30,503)	(62,666)
Provision for income taxes	100	—	300	500

Net loss	$(7,454)	$(38,030)	$(30,803)	$(63,166)

Net loss per share
Basic and Diluted	$(0.12)	$(0.63)	$(0.51)	$(1.06)

Weighted average shares
Basic and Diluted	60,813	60,023	60,572	59,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended

	September 26, 2003	September 27, 2002

Cash flows from operating activities:
Net loss	$(30,803)	$(63,166)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	10,420	15,174
Depreciation	9,399	12,056
Stock option charge	34	372
Impairment and loss on disposal of fixed assets	69	702
Deferred income taxes	3	155
Changes in assets and liabilities:
Accounts receivable	(6,722)	10,976
Inventories	4,740	(1,091)
Prepaid expenses and other assets	881	2,807
Accounts payable	5,252	950
Income taxes payable	221	3,155
Accrued excess facilities costs	(5,571)	19,658
Accrued and other liabilities	(1,465)	(2,597)

Net cash used in operating activities	(13,542)	(849)

Cash flows from investing activities:
Purchases of investments	(3,735)	(21,733)
Proceeds from sale of investments	19,413	13,786
Acquisition of property and equipment	(2,171)	(2,709)
Restricted cash	(7,022)	—

Net cash provided by (used in) investing activities	6,485	(10,656)

Cash flows from financing activities:
Borrowings under bank line and term loan	537	1,027
Repayments under bank line and term loan	(1,299)	(910)
Proceeds from issuance of common stock, net	1,689	3,817

Net cash provided by financing activities	927	3,934

Effect of exchange rate changes on cash and cash equivalents	(32)	(100)

Net decrease in cash and cash equivalents	(6,162)	(7,671)
Cash and cash equivalents at beginning of period	21,542	36,005

Cash and cash equivalents at end of period	$15,380	$28,334

Supplemental disclosure of cash flow information:
Interest expense	$121	$227
Income tax payments (refunds), net	$280	$(3,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended		Nine Months Ended

In thousands, except per share data (Unaudited)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net loss as reported	$(7,454)	$(38,030)	$(30,803)	$(63,166)
Deduct: Stock compensation expense included in net loss, net of related tax effects	—	—	—	372
Add: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(2,293)	(2,747)	(8,232)	(9,885)

Pro forma net loss	$(9,747)	$(40,777)	$(39,035)	$(72,679)

Basic and Diluted net loss per share:
As reported	$(0.12)	$(0.63)	$(0.51)	$(1.06)

Pro forma	$(0.16)	$(0.68)	$(0.64)	$(1.22)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

In accordance with SFAS No. 123, stock options granted to non-employees are valued using the Black-Scholes option-pricing model and stock expense is recognized as earned. Stock expense is recognized on an accelerated basis using the multiple option method presented in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the three and nine month periods ended September 26, 2003, Harmonic recorded $11 thousand and $34 thousand, respectively, of non-employee stock expenses. For the three and nine month periods ended September 27, 2002, Harmonic recorded $46 thousand of non-employee stock expenses.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Harmonic adopted EITF Issue No. 00-21 effective June 28, 2003, and the adoption did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting for the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003, subsequently delayed to December 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Harmonic adopted SFAS No. 149 effective June 28, 2003, and the adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Harmonic adopted SFAS No. 150 effective June 28, 2003, and the adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In August 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF Issue No. 03-05 provides guidance on accounting for arrangements that include software and non-software deliverables. Software-related elements include software products and services and non-software deliverables for which the related software is essential to its functionality. The Company adopted the provisions of EITF Issue No. 03-05 for revenue arrangements entered into after August 13, 2003. The adoption did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 — CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Harmonic’s short-term investments are stated at fair value, which approximate the cost of investments and are principally comprised of corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year. At September 26, 2003 and December 31, 2002, cash, cash equivalents, restricted cash and short-term investments are summarized as follows:

In Thousands	September 26, 2003	December 31, 2002

	(Unaudited)
Cash and cash equivalents	$15,380	$21,542
Restricted cash	6,554	—

Total cash, cash equivalents and restricted cash	21,934	21,542
Short-term investments:
Less than one year	11,938	26,116
Due in 1-2 years	—	1,500

Total short-term investments	11,938	27,616
Restricted cash, noncurrent	468	—

Total cash, cash equivalents, restricted cash and short-term investments	$34,340	$49,158

At September 26, 2003, $7.0 million of cash, of which $0.5 million is noncurrent, is restricted under terms of the Company’s credit agreement as disclosed in Note 6.

The Company completed a stock offering on November 3, 2003 through the issuance of 9.0 million shares at a price per share of $7.40. The net proceeds to the Company were approximately $62.0 million which is net of underwriters’ discounts and commissions of approximately $3.7 million, and estimated related legal, accounting, printing and other expenses totaling approximately $0.9 million. Additionally, the underwriters were granted an option to purchase up to 1.35 million additional shares of common stock on or before November 28, 2003. On November 5, 2003, the underwriters notified the Company of the underwriters’ election to exercise the option in full for the purchase of 1.35 million additional shares of common stock. The Company anticipates closing will occur on or about November 12, 2003. Net proceeds to the Company will be approximately $9.4 million, which will be net of underwriters’ discounts and commissions of approximately $0.6 million.

NOTE 4 — INVENTORIES

Inventories consist of:

In Thousands	September 26, 2003	December 31, 2002

	(Unaudited)
Raw materials	$7,966	$10,944
Work-in-process	1,049	1,404
Finished goods	12,190	13,556

	$21,205	$25,904

NOTE 5 — GOODWILL AND IDENTIFIED INTANGIBLES

Harmonic accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes the operating segments, BAN and CS, represent the Company’s reporting units, and CS is the only reporting unit with goodwill and intangible assets. For the three months ended September 26, 2003 and September 27, 2002, the Company recorded a total of $3.5 million of amortization expense in each period for identified intangibles of which $1.5 million was included in cost of sales in each period. For the nine months ended September 26, 2003 and September 27, 2002, the Company recorded a total of $10.4 million and $15.2 million, respectively, of amortization expense for identified intangibles of which $4.6 million and $7.6 million were included in cost of sales, respectively. Estimated future amortization expense of identified intangibles over the remaining useful lives of approximately two years is $3.5 million, $13.9 million and $4.6 million for the remaining three months of 2003, and the fiscal years 2004 and 2005, respectively. Future amortization expense to be included in cost of sales is estimated to be $1.5 million for the remainder of 2003, and $6.2 million and $2.1 million for the fiscal years 2004 and 2005, respectively.

The following is a summary of goodwill and intangible assets as of September 26, 2003 and December 31, 2002:

	September 26, 2003			December 31, 2002

		(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,059	$(20,324)	$8,735	$29,059	$(16,186)	$12,873
Customer base	33,295	(22,391)	10,904	33,295	(17,226)	16,069
Trademark and tradename	4,076	(2,737)	1,339	4,076	(2,103)	1,973
Supply agreement	3,107	(2,086)	1,021	3,107	(1,603)	1,504

Total of identified intangibles	69,537	(47,538)	21,999	69,537	(37,118)	32,419
Goodwill	1,780	—	1,780	1,780	—	1,780

Total goodwill and other intangibles	$71,317	$(47,538)	$23,779	$71,317	$(37,118)	$34,199

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which expires in March 2004, contains financial and other covenants including the requirement for Harmonic to maintain on deposit with the bank the greater of 50% of total cash, cash equivalents and short-term investments or $10.0 million, or satisfy a liquidity covenant in the event cash, cash equivalents and short-term investments are less than $10.0 million. This provision of the facility causes a restriction on the Company’s ability to use cash and cash equivalents. Depending on the level of borrowings, letters of credit and other guarantees outstanding at any point in time, the amount of the restriction on usage will vary. As of September 26, 2003, $7.0 million of cash and cash equivalents was restricted as to usage. If Harmonic is unable to maintain on deposit with the bank the minimum balance of $10.0 million, or satisfy the liquidity covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including in the event amounts are outstanding under the facility, offset rights against amounts Harmonic has maintained on deposit with the bank. As of July 25, 2003, the Company was not in compliance with a net loss covenant under this line of credit facility. On September 26, 2003, the Company entered into a loan modification agreement which waived this noncompliance, amended the net loss covenant and also amended certain restrictions on issuances of letters of credit under the facility; the Company paid a fee of $5 thousand for the modification. At September 26, 2003, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate plus 0.25%-1.75% (prime rate plus 1.75%-2.0% for equipment borrowings) depending upon the Company’s total cash position. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. The Company has entered into an agreement with another financial institution holding amounts on deposit to allow, in the event of default, Silicon Valley Bank to control these deposits. As of September 26, 2003, $1.8 million was outstanding under the equipment term loan portion of this facility of which $0.2 million and $0.5 million was borrowed during the three month and nine month periods ended September 26, 2003, respectively. The term loan is payable monthly, including principal and interest at 6.25% per annum on outstanding borrowings as of September 26, 2003 and matures at various dates through April 2006. Other than standby letters of credit and guarantees (Note 12), there were no other outstanding borrowings or commitments under the line of credit facility as of September 26, 2003.

Harmonic also has a facility with Silicon Valley Bank that provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in March 2004. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and based on the bank’s prime rate plus 2.0% for all other customers. This facility was not utilized in 2002 or in the first nine months of 2003.

The Company’s ability to utilize both facilities with Silicon Valley Bank depends to a significant extent on having a sufficient amount of qualified receivables, which may fluctuate depending on the level and timing of sales and the ageing, customer concentration, international mix and credit quality of receivables. To the extent that the Company does not have sufficient qualified receivables, Harmonic’s ability to utilize these facilities could be significantly constrained. Based upon current levels of receivables, the Company believes that it would not be able to utilize a significant portion of these facilities at this time.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and nine month periods ended September 26, 2003 and September 27, 2002 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended September 26, 2003 and September 27, 2002, 6.8 million and 7.9 million, respectively, of weighted average antidilutive options were excluded from the net loss per share computations because their effect was antidilutive. For the nine month periods ended September 26, 2003 and September 27, 2002, 6.9 million and 7.3 million, respectively, of weighted average antidilutive options were excluded from the net loss per share computations because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended

In Thousands (Unaudited)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net loss	$(7,454)	$(38,030)	$(30,803)	$(63,166)
Change in unrealized gain on investments, net	—	17	—	22
Foreign currency translation	(85)	(69)	58	(100)

Total comprehensive loss	$(7,539)	$(38,082)	$(30,745)	$(63,244)

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

During the nine months ended September 26, 2003, Harmonic paid $297 thousand of severance and other costs, and expects to pay the balance of $117 thousand during the remainder of 2003. As of September 26, 2003, accrued excess facilities cost totaled $36.0 million of which $5.9 million was included in current accrued liabilities and $30.1 million in other non-current liabilities. The Company incurred cash outlays of $4.2 million during the first nine months of 2003, principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $1.5 million of excess facilities lease costs, net of estimated sublease income, for the remainder of 2003 and to pay the remaining $34.5 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic plans to reassess this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income or changes in other assumptions due to changes in market conditions. The review performed at September 26, 2003 resulted in the liability being decreased by $3.3 million due to a revision in the assumptions as to the unoccupied portion of a building. This revision was offset by a correction of straight-line rent expense of $2.3 million as a result of a lease extension on another building. This lease extension was a condition of leasing three additional buildings at corporate headquarters and resulted in all leases terminating in September 2010. Because the effect of the correction on any quarter or year was not material to these results of operations and financial position, the non-cash adjustment was recorded in the current year. In the event the Company is unable to achieve expected levels of sublease rental income, Harmonic will need to revise its estimate of the liability, which could materially impact the Company’s financial position, liquidity, cash flows and results of operations.

The following table summarizes restructuring activities:

In thousands (Unaudited)	Workforce Reduction	Excess Facilities	Total

Balance at December 31, 2002	$414	$41,594	$42,008
Adjustments	—	(1,404)	(1,404)
Cash payments	(297)	(4,167)	(4,464)

Balance at September 26, 2003	$117	$36,023	$36,140

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

	Three Months Ended		Nine months Ended

In Thousands (Unaudited)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net sales:
Broadband Access Networks	$18,297	$13,181	$45,905	$58,619
Convergent Systems	28,956	23,838	80,042	88,741

Total net sales	$47,253	$37,019	$125,947	$147,360

Income (loss) from segment operations:
Broadband Access Networks	$52	$(3,533)	$(2,022)	$(2,516)
Convergent Systems	(1,801)	(5,162)	(6,866)	(9,802)

Income (loss) from segment operations	(1,749)	(8,695)	(8,888)	(12,318)
Amortization of intangibles	(3,473)	(3,474)	(10,420)	(15,174)
Interest and other income	257	406	880	689
Corporate expenses and eliminations	(2,389)	(26,267)	(12,075)	(35,863)

Loss before income taxes	$(7,354)	$(38,030)	$(30,503)	$(62,666)

NOTE 11 — RELATED PARTY

Lewis Solomon, a director of Harmonic since January 2002, is CEO of Broadband Services Inc. (BSI). BSI purchases products from Harmonic in connection with its supply chain management and fulfillment services business. Harmonic did not recognize any revenue from BSI in the third quarter of 2003 and revenue from BSI for the nine months ended September 26, 2003 was approximately $31 thousand. For the three and nine months ended September 27, 2002, revenues from BSI were $1.3 million and $8.5 million, respectively. There was no accounts receivable balance from BSI as of September 26, 2003 and as of December 31, 2002, accounts receivable from BSI was $0.4 million. The Company does not anticipate doing further business with BSI in the foreseeable future. Mr. Solomon is also a director of Terayon Communications, with whom the Company has a reseller agreement for certain products. As of September 26, 2003 and December 31, 2002, Harmonic had liabilities to Terayon of $0.1 million and $0.5 million, respectively, for inventory purchases.

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

Balance as of December 31, 2002	$5,866
Accrual for warranties	2,904
Warranty costs incurred	(4,344)

Balance as of September 26, 2003	$4,426

Standby Letters of Credit. As of September 26, 2003 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were related to a litigation settlement, customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $3.8 million.

Guarantees. As of September 26, 2003, Harmonic had no outstanding guarantees.

Indemnifications. Harmonic indemnifies the members of its Board of Directors pursuant to the requirements of its bylaws, and some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). No amounts have been accrued in respect of the indemnification provisions at September 26, 2003.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The Court has granted plaintiffs’ motion for a 31-day extension of time to file their opening brief. Plaintiffs’ opening brief is now due on November 17, 2003.

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period. The limitations period is tolled until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Court in the securities action or (2) either party provides written notice of termination of the tolling period, whichever is first.

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. The action has been stayed pending resolution of the appeal in the securities class action. The parties have agreed in principle to a dismissal without prejudice and a tolling of the statute of limitations on similar terms as in the federal derivative action.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

We announced on July 17, 2003 a settlement of our litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, we agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement follows summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statute relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one of its end-customers in 2000. Our operating results for the second quarter and first nine months of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The January settlement payment is secured by a standby letter of credit.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

NOTE 14 — SUBSEQUENT EVENT

On November 3, 2003, the Company completed an offering of 9.0 million shares of its common stock at a price of $7.40 per share. The net proceeds to the Company were approximately $62.0 million, which is net of underwriters’ discounts and commissions of approximately $3.7 million, and estimated related legal, accounting, printing and other expenses totaling approximately $0.9 million. In connection with this offering, the underwriters were granted an option to purchase up to 1.35 million additional shares of common stock for sale to the public at $7.40 per share for the purpose of covering over-allotments. The underwriters must exercise this option on or before November 28, 2003. On November 5, 2003, the underwriters notified the Company of the underwriters’ election to exercise the option in full for the purchase of 1.35 million additional shares of common stock. The Company anticipates closing will occur on or about November 12, 2003. Net proceeds to the Company will be approximately $9.4 million, which will be net of underwriters’ discounts and commissions of approximately $0.6 million. The net proceeds from the offering will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses. The offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-84430) filed with the SEC on March 18, 2002, as amended on April 16, 2002 and as declared effective on April 18, 2002, and the related prospectus supplement filed in final form with the SEC on October 29, 2003.

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

Overview

Harmonic designs, manufactures and sells digital video systems and fiber optic systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand, high definition television, high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital headend products and fiber optic transmission systems to cable television and satellite operators. We also derive a small portion of our sales from telephone companies that offer video services to their customers.

Before 1997, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of digital headend products beginning in 1997, we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

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

Harmonic’s net sales increased 28% in the third quarter of 2003 compared to the third quarter of 2002, and decreased 15% in the first nine months of 2003 compared to the first nine months of 2002. We believe the increased net sales in the third quarter reflected a firmer industry capital spending environment worldwide, which favorably impacted sales of each division. BAN division and CS division sales increased 39% and 21%, respectively, in the third quarter of 2003 compared to the third quarter of 2002. For the first nine months of 2003, BAN and CS sales decreased 22% and 10%, respectively, compared to the first nine months of 2002.

Since the middle of 2000, Harmonic’s sales have been well below levels achieved by Harmonic and DiviCom in 1999 and early 2000. During 2002, certain of our domestic and international customers that had significant levels of debt announced reorganizations and financial restructurings, including bankruptcy filings. In particular, Adelphia Communications declared bankruptcy in June 2002, and as a result, we have recorded reduced revenue from Adelphia since the first quarter of 2002 through the second quarter of 2003 and established a $2.9 million provision in the second quarter of 2002 for probable losses on receivables and deferred costs of sales determined to no longer be recoverable. Adelphia accounted for less than 1% of our net sales in the third quarter of 2002, approximately 2% of our net sales for the full year in 2002 and approximately 3% of our net sales for the first nine months of 2003. The stock prices of other domestic cable companies came under pressure following the Adelphia Communications bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services.

These financial difficulties, and their effect on our customers’ capital spending and access to capital, adversely affected our net sales. Furthermore, we believe that our net sales to satellite customers were adversely affected by the uncertainty related to the prolonged regulatory review of the proposed acquisition of DIRECTV by EchoStar in 2002.

We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased sequentially in both the second and third quarters of 2003. However, despite the improvements, our quarterly net sales during the second and third quarters of 2003 were lower than during the first and second quarters of 2002, and European spending generally remained weak.

Due to lower than expected net sales in several quarters during 2000 and 2001, the third quarter of 2002, and the first quarter of 2003, Harmonic failed to meet the expectations of securities analysts, and the price of our common stock declined, in some cases significantly. See “Factors That May Affect Results of Future Operations — Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Causing Our Stock Price To Decline.”

Operating results for the first nine months of 2003 included a charge to general and administrative expense of approximately $2.7 million related to the settlement of litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement announced on July 17, 2003, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement followed summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statue relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one its end-customers in 2000. The settlement charge is after accounting for the value of products returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The January settlement payment is secured by a standby letter of credit.

As a result of uncertain market conditions and lower sales during the second half of 2002, the Company implemented a series of cost control measures that included workforce reductions totaling approximately 120 employees during the second half of 2002. Harmonic recorded severance charges of $1.5 million during the second half of 2002 related to the workforce reductions. This followed a workforce reduction of approximately 30% during 2001 for which the Company recorded severance and other costs of $2.5 million at the time. These actions coupled with normal turnover reduced headcount from over 1,000 at the end of 2000 to 558 at the end of September 2003.

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

Results of Operations

Net Sales

Harmonic’s net sales increased 28% from $37.0 million in the third quarter of 2002 to $47.3 million in the third quarter of 2003. For the nine month periods, net sales decreased 15% from $147.4 million in the first nine months of 2002 to $125.9 million in the first nine months of 2003. The sales increase in the third quarter of 2003 compared to the third quarter of 2002 reflected significantly higher sales in each division, although the decrease in the first nine months of 2003 compared to the first nine months of 2002 reflected significantly lower sales in each division during the first half of 2003. BAN division sales increased 39% in the third quarter of 2003 to $18.3 million compared to the third quarter of 2002 of $13.2 million, and decreased 22% in the first nine months of 2003 to $45.9 million compared to the first nine months of 2002 of $58.6 million. The BAN sales increase in the third quarter of 2003 was due to stronger spending by both domestic and international cable operators for network upgrades and improvements to support the expansion associated with the increasing penetration of new services, such as video-on-demand, or VOD. The BAN sales decrease in the first nine months of 2003 compared to the first nine months of 2002 was principally due to cautious capital spending by select cable operators, in particular Charter Communications, during the first half of 2003. We believe this cautious spending was caused by conditions in financial markets and capital market concerns about the cable industry in the aftermath of the Adelphia bankruptcy filing. CS division sales increased 21% in the third quarter of 2003 to $29.0 million compared to $23.8 million in the third quarter of 2002, and decreased 10% in the first nine months of 2003 to $80.0 million compared to $88.7 million in the first nine months of 2002. The CS sales increase in the third quarter of 2003 compared to the third quarter of 2002 was due to stronger spending by domestic cable operators primarily for the roll-out of new services, such as VOD. The CS sales decrease in the first nine months of 2003 compared to the first nine months of 2002 was attributable to lower sales to domestic cable and satellite customers due in part to competitive pricing pressures. Harmonic’s domestic sales of $33.4 million represented 71% of net sales in the third quarter of 2003 compared to $25.0 million or 68% of net sales in the third quarter of 2002.

Gross Profit

Gross profit increased from $9.9 million (27% of net sales) in the third quarter of 2002 to a gross profit of $14.7 million (31% of net sales) in the third quarter of 2003. For the nine month periods, gross profit decreased from $44.9 million (30% of net sales) in the first nine months of 2002 to $38.2 million (30% of net sales) in the first nine months of 2003. The increase in gross profit for the third quarter of 2003 compared to the third quarter of 2002 was due to higher sales volume and continued cost reductions from our suppliers. The decrease in gross profit for the first nine months of 2003 compared to the first nine months of 2002 was primarily due to lower sales volume and pricing pressures due to increased competition, particularly in the CS division. These factors were partially offset by a higher proportion of CS division sales in both periods of 2003, which historically carry higher gross margins, and cost control measures implemented during the second half of 2002. The cost control measures included a reduction in headcount to streamline manufacturing operations and technical service and support organizations.

Gross profit included amortization of intangibles of $1.5 million and $7.6 million for the third quarter and first nine months of 2002, respectively, compared to $1.5 million and $4.6 million for the third quarter and first nine months of 2003, respectively. In addition, gross profit included credits related to products sold for which the cost basis had been written down in prior years of $3.0 million and $7.0 million for the third quarter and first nine months of 2002, respectively, compared to $1.1 million and $3.2 million for the third quarter and first nine months of 2003, respectively.

Harmonic anticipates that gross margins may fluctuate in future periods due to a number of factors including sales volume, pricing, factory and service organization spending levels and the timing and amount of sales of previously written down products.

Research and Development

Research and development or R&D, expenses decreased from $9.7 million (26% of net sales) in the third quarter of 2002 to $9.2 million (19% of net sales) in the third quarter of 2003. For the nine month periods, R&D expenses decreased from $31.7 million (21% of net sales) in 2002 to $26.1 million (21% of net sales) in 2003. The decreases in absolute dollars were primarily due to lower headcount associated with the workforce reductions during the second half of 2002 and ongoing cost control measures. The decrease in R&D expenses as a percentage of sales for the third quarter of 2003 was attributable to increased net sales and lower R&D expenses.

Selling, General and Administrative

Selling, general and administrative expenses or SG&A, decreased from $36.7 million (99% of net sales) in the third quarter of 2002 to $11.1 million (24% of net sales) in the third quarter of 2003. For the nine month periods, SG&A expenses decreased from $69.0 million (47% of net sales) in 2002 to $37.6 million (30% of net sales) in 2003. In the third quarter of 2002 we recorded a $22.5 million charge for excess facilities and a $0.8 charge for workforce reduction. Also, SG&A expenses for the first nine months of 2002 included a $2.7 million charge to provide for probable losses on receivables in connection with the Adelphia bankruptcy filing. In addition, the first nine months of 2003 include a charge of $2.6 million related to the settlement of litigation with Power and Telephone (P&T) in Federal court in Tennessee. SG&A expenses decreased by $2.3 million in the third quarter of 2003 and $7.9 million for the first nine months of 2003 compared to comparable periods in 2002 due to the reduction in headcount associated with the work force reductions implemented during the second half of 2002. The decreases in SG&A expenses as a percentage of sales for the third quarter and first nine months of 2003 compared to 2002 were attributable to reduced expenses and, in the third quarter of 2003, increased net sales.

Amortization of Intangibles

The Company recorded amortization of $1.9 million and $7.6 million in the third quarter and first nine months of 2002, respectively. Amortization expense remained the same at $1.9 million in the third quarter of 2003 and decreased to $5.8 million in the first nine months of 2003 due to intangibles associated with the acquisition of Cogent Technology becoming fully amortized.

Interest and Other Income, Net

Interest and other income, net, decreased from $0.4 million in the third quarter of 2002 to $0.3 million in the third quarter of 2003, and increased from $0.7 million in the first nine months of 2002 to $0.9 million for the nine month period of 2003. The decrease in the third quarter of 2003 compared to the third quarter of 2002 was principally due to lower interest income and higher interest expense, partially offset by foreign currency translation gains. The increase for the first nine months of 2002 compared to the first nine months of 2003 was principally due to foreign currency translation gains in 2003 compared to foreign currency translation losses in 2002, partially offset by lower interest income and higher interest expense in 2003.

Income Taxes

Provisions for income tax expense of $0.1 million and $0.3 million were recorded for the third quarter and first nine months of 2003, respectively, compared to no provision in the third quarter of 2002 and a provision of $0.5 million for the first nine months of 2002. The lower provision in the first nine months of 2003 compared to the first nine months of 2002 was due to the expectation of lower foreign income taxes in 2003 than in 2002.

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

Fluctuations in net sales by operating segments are discussed more extensively in the section above entitled Net Sales. With regard to losses from segment operations, CS had a loss from segment operations of $1.8 million in the third quarter of 2003 compared to a loss of $5.2 million in the third quarter of 2002. For the nine month periods CS had a loss from segment operations of $6.9 million for the 2003 period compared to $9.8 million for the 2002 period. The lower CS losses in both periods of 2003 compared to 2002 were due to increased net sales, higher gross margins and lower operating expenses resulting from lower headcount. CS results for the third quarter and first nine months of 2003 included credits of $0.1 million and $0.3 million, respectively, related to products sold for which the cost basis had been written down in prior years, compared to $0.4 million and $0.6 million for the third quarter and first nine months of 2002, respectively.

BAN had income from segment operations of $0.1 million in the third quarter of 2003 compared to a loss of $3.5 million in the third quarter of 2002. For the nine month periods BAN had a loss from segment operations of $2.0 million in the 2003 period compared to $2.5 million in the 2002 period. The BAN income in the third quarter of 2003 compared to the loss in 2002 was due to increased net sales, higher gross margins and lower operating expenses. The lower BAN loss in the first nine months of 2003 compared to 2002 was due to higher net sales and lower operating expenses associated with lower headcount. BAN results for the third quarter and first nine months of 2003 included credits of $1.0 million and $2.9 million, respectively, related to products sold for which the cost basis had been written down in prior years, compared to $2.6 million and $6.5 million for the third quarter and first nine months of 2002, respectively.

Liquidity and Capital Resources

As of September 26, 2003, cash and cash equivalents, restricted cash and short-term investments totaled $34.3 million compared to $49.2 million as of December 31, 2002. Cash used in operations was $13.5 million in the first nine months of 2003, compared to $0.8 million in the first nine months of 2002. The increased use of cash in operations in the first nine months of 2003 was primarily due to the net loss of $30.8 million, increased accounts receivable of $6.7 million and increased accrued facilities costs of $5.6 million which was partially offset by amortization of intangibles and depreciation totaling $19.8 million, higher accounts payable of $5.3 million and lower inventories of $4.7 million.

On November 3, 2003, the Company completed an offering of 9.0 million shares of its common stock at a price of $7.40 per share. The net proceeds to the Company were approximately $62.0 million, which is net of underwriters’ discounts and commissions of approximately $3.7 million, and estimated related legal, accounting, printing and other expenses totaling approximately $0.9 million. In connection with this offering, the underwriters were granted an option to purchase up to 1.35 million additional shares of common stock for sale to the public at $7.40 per share for the purpose of covering over-allotments. The underwriters must exercise this option on or before November 28, 2003. On November 5, 2003, the underwriters notified the Company of the underwriters’ election to exercise the option in full for the purchase of 1.35 million additional shares of common stock. The Company anticipates closing will occur on or about November 12, 2003. Net proceeds to the Company will be approximately $9.4 million, which will be net of underwriters’ discounts and commissions of approximately $0.6 million. The net proceeds from the offering will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are currently in discussions with tax authorities in two of these countries, but none of these estimates has yet been finalized. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settling these obligations, a process which has been underway since the merger in 2000. Harmonic is unable to predict when any or all of these tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.8 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $2.2 million and $2.7 million in the first nine months of 2002 and 2003, respectively. Harmonic currently expects capital expenditures to be less than $4 million during 2003.

In March 2003, Harmonic entered into a new bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This new facility, which expires in March 2004, contains financial and other covenants including the requirement for Harmonic to maintain on deposit with the bank the greater of 50% of total cash, cash equivalents and short-term investments or $10.0 million, or satisfy a liquidity covenant in the event cash, cash equivalents and short-term investments are less than $10.0 million. This provision of the facility causes a restriction on the Company’s ability to use cash and cash equivalents. Depending on the level of borrowings, letters of credit and other guarantees outstanding at any point in time, the amount of the restriction on usage will vary. As of September 26, 2003 $7.0 million of cash and cash equivalents were restricted as to usage. If Harmonic is unable to maintain on deposit with the bank the minimum balance of $10.0 million, or satisfy the liquidity covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including in the event amounts are outstanding under the facility, offset rights against the amounts Harmonic has maintained on deposit with the bank. As of July 25, 2003, the Company was not in compliance with a net loss covenant under this line of credit facility. On September 26, 2003, the Company entered into a loan modification agreement which waived this noncompliance, amended the net loss covenant and also amended certain restrictions on issuances of letters of credit under the facility; the Company paid a fee of $5 thousand for the modification. At September 26, 2003, Harmonic was in compliance with these covenants. Future borrowings pursuant to the line bear interest at the bank’s prime rate plus 0.25%-1.75% (prime rate plus 1.75%-2.0% for equipment borrowings) depending upon the Company’s total cash position. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. The Company has entered into an agreement with another financial institution holding amounts on deposit to allow, in the event of default, Silicon Valley Bank to control these deposits. As of September 26, 2003, $1.8 million was outstanding under the equipment term loan portion of this facility. The term loan was payable monthly, including principal and interest at rates of 6.25% per annum on outstanding borrowings as of September 26, 2003 and matures at various dates through April 2006. Other than standby letters of credit and guarantees (Note 12) there were no other outstanding borrowings or commitments under the line of credit facility as of September 26, 2003.

In March 2003, Harmonic also renewed a facility with Silicon Valley Bank that provides for the sale of trade receivables on a non-recourse basis up to $12.5 million and expires in March 2004. Trade receivables sold under the facility are discounted based on the bank’s prime rate plus 1.5% for North American customers and based on the bank’s prime rate plus 2.0% for all other customers. This facility was not utilized in 2002 or in the first nine months of 2003.

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

We currently believe that our existing liquidity sources, including the proceeds from the stock offering, and our bank line of credit and trade receivables facilities, as limited by qualified receivables, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in November 2003 related to a registration statement on Form S-3 declared effective by the SEC in April 2002. Following the completion of the stock offering, and assuming the completion of the Company’s sale of additional shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option, the registration statement will continue to allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs.

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

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that any financing will be available on terms acceptable to us, if at all. See “Factors That May Affect Future Results of Operations — We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.”

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We Depend On Cable And Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition and Cash Flows.

Prior to the merger with C-Cube Microsystems Inc., or C-Cube, in May 2000, almost all of Harmonic’s historic sales had been derived from sales to cable television operators and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Almost all of the DiviCom business’ historic sales had been derived from sales to satellite operators, telephone companies and cable operators. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, broadcasters and telephone companies for constructing and upgrading of their systems.

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

The prolonged economic recession, the financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the latter part of 2001, throughout 2002 and in the first half of 2003. Two of our major domestic customers, Adelphia Communications and Winfirst, declared bankruptcy during the first half of 2002, while NTL, a major international customer, emerged from bankruptcy in 2002. Furthermore, we believe that our net sales to satellite customers were adversely affected by the uncertainty related to the prolonged regulatory review of the proposed acquisition of DIRECTV by EchoStar in 2002. These events, coupled with uncertain and volatile capital markets, also pressured the market values of domestic cable operators and restricted their access to capital. This reduced access to funding for new and existing customers caused delays in the timing and scale of deployments of our equipment and also resulted in the postponement or cancellation of certain projects by our customers. Several customers also canceled new projects or delayed new orders to allow them to reduce inventory levels that were in excess of their deployment requirements. We believe that these factors contributed to decreased net sales in both our CS division and our BAN division during the second half of 2002 and the first half of 2003 compared to the first half of 2002.

We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased sequentially in both the second and third quarters of 2003. However, despite the improvement, our quarterly net sales during the second and third quarter of 2003 were lower than during the first and second quarters of 2002, and European spending remains generally weak. Furthermore, another economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. Also, News Corp. Ltd. recently announced its plan to acquire a controlling interest in Hughes Electronics, the parent company of DIRECTV, subject to certain regulatory and shareholder approvals. We cannot currently predict the impact of the announcement by News Corp. Ltd. to acquire control of DIRECTV, and the related industry uncertainty, on our future sales. As a result, we cannot assure you that the sequential net sales growth we had during the second and third quarters of 2003 will continue.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2001, 2002, and the first nine months of 2003 accounted for approximately 49%, 61% and 66% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 21 million subscribers. In the DBS segment, News Corp. Ltd. recently announced its plan to acquire a controlling interest in Hughes Electronics, the parent company of DIRECTV, subject to certain regulatory and shareholder approvals. This transaction follows regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. Consummation of this transaction would result in additional industry concentration. In addition, financial restructurings of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the third quarter of 2003, sales to Comcast accounted for 38% of net sales compared to 12% in the third quarter of 2002. In the third quarter of 2003, sales to Charter Communications accounted for 2% of net sales compared to 19% in the third quarter of 2002. For the first nine months of 2003, Charter Communications represented 1% of net sales compared to 13% in the first nine months of 2002. For the first nine months of 2003, Comcast and EchoStar accounted for 30% and 10% of net sales, respectively, compared to net sales of less than 10% for each of these customers in the first nine months of 2002. For the first nine months of 2003, our top ten customers accounted for 66% of net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard sales to Charter Communications are expected to continue to be significantly lower in 2003 than in 2002, both in absolute dollars and as a percentage of revenue, as they are now in the latter stages of their network upgrade program and they have significantly reduced capital spending. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Sales to customers outside of the United States in 2001, 2002 and the first nine months of 2003 represented 40%, 29% and 28%, of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Our international operations, and our efforts to increase sales in international markets, are subject to a number of risks, including:

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

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.

Our net sales increased sequentially in the second and third quarters of 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. From time to time, we assess our relationship with our contract manufacturers. Changes in these relationships, or reallocating manufacturing to new or existing contract manufacturers, could adversely affect our ability to meet our customers’ requirements in a timely manner, if at all, and could create operating inefficiencies. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain a sufficient number of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of approximately 60 employees, or approximately 10% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

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

While the capital market concerns about the domestic cable industry have eased somewhat since the summer of 2002, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the recent Comcast/AT&T Broadband transaction and the proposed spin-off of Time-Warner Cable from Time-Warner. For instance, News Corp. Ltd. recently announced its plan to acquire a controlling interest in Hughes Electronics, the parent company of DIRECTV, subject to certain regulatory and shareholder approvals. This transaction follows regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We cannot currently predict the impact of the announcement by News Corp. Ltd. to acquire control of DIRECTV, and the related industry uncertainty, on our future sales. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. If the announcement by News Corp. Ltd. to acquire control of DIRECTV has a similar effect on industry capital spending, our sales will be adversely affected. In addition, further business combinations may occur in the satellite industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.

If actual orders are materially lower than the indications we receive from our customers, our ability to manage inventory and expenses may be affected. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products, and such products are not purchased by our customers, our business and operating results could suffer. In this regard, our gross margins and operating results for the fourth quarter of 2000 and in 2001 were adversely affected by provisions for excess and obsolete inventories of approximately $49 million.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. Change in these relationships, or reallocating manufacturing to new or existing manufacturers, could adversely affect our ability to meet our customers’ requirements in a timely manner, if at all, and could create operating inefficiencies. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results from the fourth quarter of 2000 through the third quarter of 2001 were adversely affected by excess and obsolete inventory charges of approximately $49 million.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We have generated substantial operating losses since we began operations in June 1988. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of September 26, 2003 we had an accumulated deficit of $1.9 billion. We expect to incur losses for at least the next several quarters. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital.

We believe that the proceeds of the stock offering we completed in November 2003, with our existing liquidity sources, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated opportunities or to strengthen our financial position. The stock offering we completed in November 2003 related to a registration statement on Form S-3 declared effective by the SEC in April 2002. Assuming the completion of the company’s sale of additional shares of common stock to the underwriters pursuant to the underwriters’ exercise of their over-allotment option related to the offering, this registration statement will continue to allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products.

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% between December 31, 2000 and September 26, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

We Are Incurring Additional Costs And Devoting More Management Resources To Comply With Increasing Regulation Of Corporate Governance And Disclosure.

We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

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

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are currently in discussions with tax authorities in 2 of these countries, but none of these estimates has yet been finalized. Harmonic is unable to predict when any or all of these tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.8 million pre-merger tax liability, LSI Logic is obligated to reimburse Harmonic.

The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by C-Cube, Harmonic generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

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

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, which was acquired by LSI Logic in June 2001, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area our business, financial condition, results of operations and cash flow could be harmed. Also, this agreement expires in October 2004.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 44 issued United States patents and 16 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We believe that patents and patent applications are not currently significant to our business, and investors therefore should not rely on our patent portfolio to give us a competitive advantage over others in our industry. We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers as needed, and generally limit access to and distribution of our proprietary information. Nevertheless, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows.

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

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, Harmonic is unable to determine whether Harmonic will be able to settle this matter on reasonable terms or at all, nor can Harmonic predict the impact of an adverse outcome of this litigation if Harmonic elects to defend against it. Consequently, Harmonic has made no provision in its financial statements for the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The Court has granted plaintiffs’ motion for a 31-day extension of time to file their opening brief. Plaintiffs’ opening brief is now due on November 17, 2003.

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period. The limitations period is tolled until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Court in the securities action or (2) either party provides written notice of termination of the tolling period, whichever occurs first.

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

Harmonic announced on July 17, 2003 a settlement of our litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement follows summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statue relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one its end-customers in 2000. Harmonic’s operating results for the second quarter and first nine months of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The January settlement payment is secured by a standby letter of credit.

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

We Have Broad Discretion In How We Use The Net Proceeds Of Our Recent Offering, And We May Not Use These Proceeds In A Manner Desired By Our Stockholders.

Our management will have broad discretion with respect to the use of the net proceeds from our recent offering and investors will be relying on the judgment of our management regarding the application of these proceeds. Our management could spend most of the net proceeds from this offering in ways that our stockholders may not desire or that do not yield a favorable return. Investors will not have the opportunity, as part of your investment in our common stock, to influence the manner in which the net proceeds of this offering are used. We plan to use the net proceeds from the offering primarily for working capital and general corporate purposes and to satisfy existing liabilities. Our financial performance may differ form our current expectations or our business needs may change as our business and the industry we address evolve. As a result, the proceeds we have received in this offering may be used in a manner significantly different from our current expectations.

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

Our chief executive officer and our chief financial officer participated in the evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, and have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in internal controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and June 26, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The Court has granted plaintiffs’ motion for a 31-day extension of time to file their opening brief. Plaintiffs’ opening brief is now due on November 17, 2003.

A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period. The limitations period is tolled until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Court in the securities action or (2) either party provides written notice of termination of the tolling period, whichever is first.

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. The action has been stayed pending resolution of the appeal in the securities class action. The parties have agreed in principle to a dismissal without prejudice and a tolling of the statute of limitations on similar terms as in the federal derivative action.

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

We announced on July 17, 2003 a settlement of our litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, we agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement follows summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statue relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one its end-customers in 2000. Our operating results for the second quarter and first nine months of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is after accounting for the value of products to be returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and is obligated to pay the balance of $1.8 million on January 15, 2004. The January settle payment is secured by a standby letter of credit.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

On November 3, 2003, the Company completed an offering of 9.0 million shares of its common stock at a price of $7.40 per share. The offering was made pursuant to the Company’s Registration Statement on Form S-3 (file No. 333-84430) filed with the SEC on March 18, 2002, as amended April 16, 2002 and declared effective by the SEC on April 18, 2002, and the related prospectus supplement filed in final form with the SEC on October 29, 2003. UBS Securities LLC, SoundView Technology LLC and Needham & Company, Inc. acted as managing underwriters in the offering.

The offering provided net proceeds to the Company of approximately $62.0 million, which is net of underwriters’ discounts and commissions of approximately $3.7 million, and estimated related legal, accounting, printing and other expenses totaling approximately $0.9 million. In connection with this offering, the Company granted the underwriters an option to purchase up to 1.35 million additional shares of common stock for sale to the public at $7.40 per share solely for the purpose of covering over-allotments. The underwriters must exercise this option on or before November 28, 2003. On November 5, 2003, the underwriters notified the Company of the underwriters’ election to exercise the option in full for the purchase of 1.35 million additional shares of common stock. The Company anticipates closing will occur on or about November 12, 2003. Net proceeds to the Company will be approximately $9.4 million, which will be net of underwriters’ discounts and commissions of approximately $0.6 million.

The net proceeds from the offering will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

10.21	Amendment to Loan Documents, dated September 26, 2003, by and between Silicon Valley Bank and Harmonic Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

b.     Reports on Form 8-K.

Date July 17, 2003	On July 17, 2003, the Company issued a press release announcing results for the quarter ended June 27, 2003 and furnished its press release on Form 8-K

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003	HARMONIC INC.
(Registrant)

	By:	/s/Robin N. Dickson

Robin N. Dickson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

10.21	Amendment to Loan Documents, dated September 26, 2003, by and between Silicon Valley Bank and Harmonic Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer