Form 10-K
period 2003-12-31
HARMONIC INC
filed 2004-03-09
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25826

HARMONIC INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0201147 (I.R.S. Employer Identification Number)

549 Baltic Way

Sunnyvale, CA 94089
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share
Preferred Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [✓] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [✓] No [    ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓] No [    ]

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on June 27, 2003, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $224,520,293. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 71,782,051 on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2003) are incorporated by reference in Part II and Part III of this Form 10-K.

PART I

Item 1. Business

OVERVIEW

We design, manufacture and sell digital video systems and fiber optic systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand (VOD), high definition television, high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital headend products and fiber optic transmission systems to cable television and satellite operators. We also derive a small portion of our sales from telephone companies that offer video services to their customers.

Harmonic was initially incorporated in California in June 1988 and reincorporated into Delaware in May 1995. Our principal executive offices are located at 549 Baltic Way, Sunnyvale, California 94089. Our telephone number is (408) 542-2500. Harmonic is organized as two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. Each division has its own management team directing its product development and marketing strategies and its customer service requirements. A separate sales force generally supports both divisions with appropriate product and market specialization as required.

INDUSTRY OVERVIEW

Demand for broadband services

The demand for broadband services has increased significantly in recent years due in large part to the dramatic growth of the Internet, which has facilitated commercial applications such as telecommuting and electronic commerce as well as its widespread use for communicating and accessing information. Rapid growth in the number of Internet users and the demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the “last mile” of the communications infrastructure where homes connect to the local network. In addition, changes in the broadcast television industry have led to a proliferation of new television channels, including high definition channels, and to the development of interactive and on-demand television services which have begun to be provided on an individual, as opposed to a broadcast basis. The delivery to subscribers of television programming and Internet-based information and communication services is converging, driven in part by advances in technology and in part by changes in the regulatory and competitive environment.

Competition and deregulation

Recent and proposed regulatory reform has spurred competition among communication service providers worldwide to offer combinations of video, voice and data services. Historically, US long distance carriers and regional Bell operating companies, or RBOCs, provided only telephony services in the residential market. Cable television multiple system operators, or MSOs, provided video programming. Direct broadcast satellite, or DBS, services, which became available in the United States in the early nineties, also provided only video programming and were initially further restricted by regulation from making local television channels available in local markets. As a result, none of these operators had networks conducive to providing high-speed data services to residential subscribers, or any other services that they had not been previously allowed to provide. The Telecommunications Act of 1996, however, generally permitted service operators to enter each other’s markets and to provide a variety of voice, video and data services. As a result, most cable companies have begun to offer broadband services, including broadcast digital video, VOD, internet access and telephony, over their cable systems in the last few years. Similarly, telephone companies, or telcos, are deploying various digital subscriber line, or DSL, technologies for high-speed data services over their existing copper networks. A small number of telcos also have deployed alternative delivery systems such as hybrid fiber coax, or HFC, fiber to the premises, or FTTP, and broadband wireless for data and video transmission, and a few have also deployed video services over their DSL networks. Following regulatory changes, including the “must-carry” regulations, DBS operators have now introduced local channels in a substantial number of markets and have also deployed, on a limited basis, Internet services to the home and small businesses. Additionally, in many major metropolitan areas, new carriers have entered the communications services market, although many have scaled back or halted network construction because of funding limitations caused by conditions in capital markets.

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

Our cable market

To address increasing competition and demand for high-speed broadband services, cable operators are introducing digital video, voice and data services in addition to traditional analog video. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams. In order to provide high-speed Internet service, cable operators are deploying cable modems in an increasing number of their systems. According to the National Cable & Telecommunications Association, there were an estimated 15.0 million cable modem subscribers in the United States as of September 30, 2003. Similarly, cable operators have been upgrading and rebuilding their networks to offer digital video, which enables cable operators to provide more channels and better picture quality than analog video, allowing them to better compete against the increasing penetration of DBS services. In many areas, cable operators have rolled out new interactive services such as video-on-demand, or VOD, as well as high-definition television (HDTV) on their digital platforms. VOD allows subscribers to order, start, pause and stop selected movies and other content at their own discretion. Some cable operators are also upgrading and building out their networks to provide telephony services. These operators have rolled out telephone services in a number of major markets and some have also targeted certain business markets for the delivery of high-bandwidth services.

The ability of cable operators to deliver digital video, voice and high-speed data services on a broad scale, however, was constrained by the design of their legacy networks. These networks, which reach more than 90% of US homes with televisions, were built initially for one-way broadcast analog television and have required substantial upgrades to make them capable of reliably supporting two-way digital services, such as high-speed Internet access and telephony. Major US cable operators have indicated that the imminent completion of major network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. However, in addition to upgrading and extending network infrastructure with fiber optics, in order to provide new services it is necessary for cable operators to invest in digital headend equipment that can receive, process and distribute content from a variety of sources in increasingly complex headends. For example, VOD services require video storage equipment and servers, complemented by devices capable of routing, multiplexing and modulation for delivering signals to individual subscribers over an HFC network. Additionally, the provision of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition channels. As these new services continue to attract increasing numbers of subscribers, we believe that cable operators will be required to continue upgrades of headends and the transmission network to handle the greater volume and complexity of traffic. We expect that, although total US cable capital expenditures may decline, operators will continue to invest capital to more effectively manage available bandwidth in the headend as well as make further network upgrades, such as node segmentation which is the support of fewer homes on a single optical node.

Our satellite market

Satellite operators around the world have established digital television services serving millions of subscribers. These services, which are capable of providing up to several hundred channels of high quality video, have become popular with consumers who want a wider choice of programming than has been typically available from traditional cable or broadcast television. The increasing availability of digital set top boxes and small low cost receiving dishes for subscribers’ homes has facilitated the rollout of DBS services. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not lend itself easily to two-way services, such as Internet access.

As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, DBS providers are seeking to protect and expand their subscriber base in a number of ways. DBS operators now have the right to provide local channels to local markets in the United States and have made available local channels in most of the largest metropolitan markets. In the United States, “must-carry” regulations generally require DBS operators to transmit all local channels in any markets they serve, thereby adding constraints on channel capacity. Advances in digital compression technology allow DBS operators to cost-effectively add these new channels and to further expand their video entertainment offerings.

Other markets

Telcos are also facing increasing competition and demand for high-speed residential broadband services. To date, their offerings in residential markets have been aimed mostly at providing Internet access in addition to traditional voice services. This is being accomplished principally by the deployment of DSL technology. Like the cable networks, the telcos’ legacy networks are not well equipped to offer new services. The substantial bandwidth and distance limitations of the copper-based “last mile” have limited DSL deployment and present an even greater barrier to providing video services. Although cable companies and certain new broadband service providers have networks equipped to deliver video and are moving to capture data and voice customers, few telcos have to date offered video services as a competitive response. Video delivered over DSL lines has major bandwidth limitations, but the use of video compression technology at very low bit rates has allowed certain operators to introduce video services. The major RBOCs have also announced recently plans to build FTTP networks to offer bundled video, voice and data services. In the terrestrial broadcasting market, operators in many countries are now being required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. The conversion to digital often provides the opportunity to deliver new services, such as HDTV and data transmission. These broadcasters are faced with similar requirements to cable and satellite providers in that they need to convert analog signals to digital prior to transmission and must also effectively manage the available bandwidth to maximize their revenue streams.

The market opportunity

The construction of new networks or the upgrade and extension of existing networks to facilitate high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. The economic success of incumbent and new operators will depend to a large extent on their ability to offer a choice of attractively priced packages of voice, video and data services to consumers, and to do so with high reliability and easy access to their network. As PC penetration continues to increase, we believe that interchanges of video and data via the Internet will increase. Personalized video services, such as video-on-demand, and the availability of TV sets equipped for HDTV, will require increasing amounts of bandwidth to the home in order to deliver maximum choice and flexibility. Compression of video and data to utilize effectively the available bandwidth, cost-effective transport of digital traffic within networks, and the construction of robust “fat pipes” for distribution of content to and from the home are all essential elements in operators’ ability to maximize revenue and minimize capital and operating costs.

Current industry conditions

The telecommunications industry has been particularly impacted by the prolonged economic recession, adverse conditions in capital markets and financial difficulties in both the service and equipment sectors, including bankruptcies. Although large telecommunications service providers, such as WorldCom, now MCI, and the many troubled data and voice-oriented start-ups, have not been traditional customers of Harmonic, the cable, satellite and broadcast sectors have experienced significant financial problems. Many of our domestic and international customers have accumulated significant levels of debt and have begun or completed reorganizations and financial restructurings, including bankruptcies. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in June 2002. The stock prices of other domestic cable companies came under pressure following the Adelphia bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services, thereby making the raising of capital more difficult and expensive. In Europe, rapid consolidation of the cable industry through acquisition also led to significant levels of debt at the major MSOs, and companies such as NTL and UPC commenced bankruptcy proceedings. European digital broadcasters, such as ITV Digital, Kirsch and Quiero, have also filed for protection from creditors. We believe that the financial condition of many of our customers has stabilized or improved, but industry spending levels have not returned to historic levels. Furthermore, it is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast acquisition of AT&T Broadband and its recent bid for The Walt Disney Company, the proposed spin-off of Time-Warner Cable from Time-Warner and the recent acquisition by The News Corporation Ltd. of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, capital spending plans, and our business for the foreseeable future.

PRODUCTS

Harmonic’s products are organized in two principal groups, Convergent Systems and Broadband Access Networks. In addition, Harmonic provides technical support services to its customers worldwide.

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

Compression products

DiviCom encoders. This is a complete line of high performance encoders, which provide compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data rates. Their compliance with widely adopted standards enables interoperability with other products and systems. The MV100 encoder, introduced in the fall of 2003, has the highest compression efficiency of our encoder family, while the MV450 is designed for encoding of high definition television signals.

Edge devices

Narrowcast Services Gateway. Our Narrowcast Services Gateway, or NSG, is a fully integrated server gateway, which interfaces with the output from a video server and integrates routing, multiplexing and modulation into a single package for the delivery of VOD services to subscribers over cable networks. The NSG is usually supplied with Gigabit Ethernet inputs, allowing the operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation on to the HFC network.

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

Control and automation products

Modern digital networks are a diverse array of hardware and software components from a variety of vendors, using a number of network protocols and standards. Network management is a key tool that lets service providers monitor and control their networks. Our expertise in digital video, audio and data helps service providers with their network management requirements. Our product line includes a full range of software products, such as our NMX Digital Service Manager, that give service providers the ability to visually monitor their digital video infrastructure at an aggregate level, rather than just discrete pieces of hardware, reducing their operational costs.

Broadband Access Networks products

The Broadband Access Networks division applies its strengths in optics and electronics, including expertise with lasers, modulators, and radio frequency technology, to develop products which provide enhanced network reliability and allow broadband service providers to deliver advanced services, including two-way interactive services. We provide the operator with end-to-end capability in the fiber portion of the network.

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

GIGALight. Our GIGALight is a DWDM system for the transport of Gigabit Ethernet traffic. It allows high-bandwidth services, such as VOD, to be carried on a single fiber and targeted to particular segments of the network by optical wavelength.

Optical nodes and return path products

We offer a number of optical nodes, return path transmitters and receivers to provide two-way transmission capability. Optical nodes are designed to allow the customer to add capacity and scale as the number of subscribers grows and new services are provided.

PWRBlazer optical nodes. Our family of PWRBlazer optical nodes supports network architectures which meet the varying demands for bandwidth delivered to a service area. By the addition of modules providing functions such as return path transmission and DWDM, our configurable nodes are easily segmented to handle increasing two-way traffic over a fiber network without major plant reconstruction.

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

CUSTOMERS

We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our significant end-user and integrator/distributor customers based on net sales during 2003.

United States	International

Adelphia Communications	Bell Express Vu
Cablevision	Canal Plus
Charter Communications	Hong Kong Cable Television
Comcast	NTL
Cox	Orbit Communications
DIRECTV	Siemens
EchoStar	Sumitomo/ BNMux
Fox Sports	Telefónica
Insight Communications	Telegeneve
RCN	Telewest
Sinclair Broadcasting
Thales
Time Warner Cable

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Net sales to our ten largest customers in 2003, 2002 and 2001 accounted for approximately 65%, 61% and 49% of net sales, respectively. In 2003, net sales to Comcast accounted for 32% of net sales. In 2002, net sales to Charter and Comcast accounted for 18% and 10% of net sales, respectively. If Comcast, which acquired AT&T Broadband in November 2002, and AT&T Broadband had been combined for all of 2002, total net sales to the combined company would have been 17% of net sales. In 2001, net sales to DIRECTV and Charter Communications represented 13% and 11% of net sales. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest US cable operator, reaching approximately 22 million subscribers. In the DBS segment, The News Corporation Ltd. recently acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. In addition, financial restructurings of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. See “Factors That May Affect Our Future Results of Operations — Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have a Negative Effect on Our Business.”

Sales to customers outside of the United States in 2003, 2002, and 2001 represented 29%, 29%, and 40% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. In addition, certain of our international customers have accumulated significant levels of debt and have recently announced, or are expected to announce, reorganizations and financial restructurings, including bankruptcy filings. International markets may not develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods. See “ Factors That May Affect Our Future Results of Operations — We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.”

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

MANUFACTURING AND SUPPLIERS

We use third party contract manufacturers to assemble a substantial majority of subassemblies and modules for our products. Increasingly we are using such manufacturers to supply full turnkey products and we expect to subcontract an increasing number of tasks to third parties in the future. Our increasing reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In late 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer. The transition of our manufacturing requirements from certain current contract manufacturers to Plexus is in progress. We plan to complete the transition during the second quarter of 2004. Difficulties in managing relationships with current contract manufacturers, or problems encountered by Plexus or Harmonic in completing the transition, could impede our ability to meet our customers’ requirements and adversely affect our operating results.

Our manufacturing operations consist primarily of final assembly and test of fiber optic systems for our BAN division. These processes are performed by highly trained personnel employing technologically advanced electronic equipment and proprietary test programs. The manufacturing of our products and subassemblies is a complex process and we cannot assure you that we will not experience production problems or manufacturing delays in the future. Because we utilize our own manufacturing facilities for the final assembly and test of our BAN division fiber optic systems, and because such manufacturing capabilities are not readily available from third parties, any interruption in our own or our contract manufacturers operations could materially and adversely affect our business, operating results, financial position and liquidity.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend considerable efforts to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers, although the agreement with Plexus is for a term of three years. Managing our supplier relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results from the fourth quarter of 2000 through the third quarter of 2001 were adversely affected by excess and obsolete inventory charges of approximately $49 million.

INTELLECTUAL PROPERTY

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

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Since December 2000, we have been in communication with several of our customers who have been contacted by one of these leading companies that believes certain of Harmonic’s products require a license under a number of their patents. We currently are reviewing the identified patents to examine whether we consider a license necessary. While it is our understanding that the third party is willing to grant our customers a non-exclusive license under the identified patents, there can be no assurance that the terms of any offered license would be acceptable to our customers or that failure to obtain a license or the costs associated with any license would not cause our business, operating results, financial position and cash flows to be materially adversely affected. Also, you should read “Factors That May Affect Our Future Results of Operations — We Or Our Customers May Face Intellectual Property Infringement Claims From Third Parties” and “Legal Proceedings” for a description of the claim against us by Stanford University and Litton Systems.

BACKLOG

We schedule production of our systems based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2003, backlog, including deferred revenue, amounted to $45.8 million, compared to $23.1 million at December 31, 2002. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end-users, our backlog at December 31, 2003 or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for cable television fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Harmonic’s competitors in the cable television fiber optics systems business include corporations such as C-Cor.net, Motorola and Scientific-Atlanta. In the digital video systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg Television and Thomson Multimedia, and in certain product lines with Cisco and a number of smaller companies.

Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position and cash flows.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, US cable operators have to date mostly purchased proprietary digital systems from Motorola and Scientific-Atlanta. While certain operators have made limited purchases of the “open” systems provided by Harmonic, we cannot assure you that many of our digital products will find broad market acceptance with US cable operators. In addition, companies that have historically not had a large presence in the broadband communications equipment market have expanded their market presence through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. In the cable television fiber optics segment, C-Cor.net has acquired certain assets from Philips, and Scientific-Atlanta has acquired certain assets from Arris. Further, our competitors, particularly competitors of our digital and video broadcasting systems’ business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2003, 2002, and 2001 were $35.1 million, $40.8 million and $51.3 million, respectively.

Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or expected to be, needed by our customers. Our current research and development efforts in the CS division are focused on video compression systems in MPEG2 and the newly introduced compression standards (MPEG4 or AVC and Microsoft WM9), MPEG over Internet Protocol (IP), VOD and switched broadcast and stream management software. The BAN division research and development efforts are focused in broadband optical and RF products that enable the transmission of video over fiber optic networks.

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

EMPLOYEES

As of December 31, 2003, we employed a total of 557 people, including 197 in sales, service and marketing, 160 in research and development, 104 in manufacturing operations and 96 in a general and administrative capacity. There are 444 employees in the U.S. and 113 employees in foreign countries who are located in the Middle East, Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. During the last three years we have reduced our work force by approximately 44% primarily in response to a significant slowing of industry spending and the consequent adverse impact on our operating results. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in our immediate geographic area remains strong, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

Executive Officers of Registrant

The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of February 27, 2004:

Name	Age	Position

Anthony J. Ley	65	Chairman of the Board of Directors, President & Chief Executive Officer
Robin N. Dickson	56	Chief Financial Officer
Patrick Harshman	39	President, Broadband Access Networks
Yaron Simler	45	President, Convergent Systems
Israel Levi	64	Senior Vice President, Operations and Quality

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

Patrick Harshman joined Harmonic in 1993 and has served as President of Broadband Access Networks Division since January 2001. Over the last nine years, Dr. Harshman has had management responsibilities for Harmonic’s digital video and fiber optic transmission product lines and most recently served as Vice President of Marketing. Dr. Harshman received a Ph.D. in Electrical Engineering from the University of California, Berkeley, where his graduate research focused on nonlinear optical phenomena in optical communication systems.

Yaron Simler joined Harmonic in 1992 and has served as President of Convergent Systems Division (CS) since February 2001. Previously, Dr. Simler served as Vice President of Marketing for the CS Division. Over the last 10 years, Dr. Simler has held several different positions within Harmonic, including Engineer, Technical Marketing Manager, Product Manager, Applications Engineer, International Sales Manager and Director of Applications and Technology. Dr. Simler received a Ph.D. in Electrical Engineering from the University of California, Berkeley with a focus in optical communications. He is also named as an inventor in 1 patent.

Israel Levi joined Harmonic in July 1989 and was appointed Senior Vice President of Operations and Quality in November 2002. Between January 2001 and October 2002, Mr. Levi served as the Senior Vice President of Systems and Technology. From May 1996 through December 2000, he was Vice President of Research & Development. Prior to joining Harmonic, Mr. Levi served in management of product development at DSC, a telecommunications systems company. From 1984 to 1988, Mr. Levi served as Director of CATV Products Division at Catel Communications, a telecommunications equipment manufacturer. Mr. Levi holds an M.S. in Electrical Engineering from Carleton University, Ottawa, Canada and a B.S. in Electrical Engineering from Technion-Israel Institute of Technology. He is also named as an inventor in 5 patents.

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

Item 2. Properties

Our principal operations and corporate headquarters are located in Sunnyvale, California. During the second quarter of 2001 we completed the relocation of the former DiviCom employees from facilities in Milpitas, California to the Sunnyvale campus. We also have a research and development center in Colorado, several sales offices in the United States, sales and support centers in the United Kingdom, France, and China, and a research and development center in Israel. Harmonic has entered into leases worldwide for approximately 500,000 square feet of space which expire at various dates through September 2010. Of the 440,000 square feet under lease, approximately 160,000 square feet is in excess of our requirements and we no longer occupy, do not intend to occupy, and plan to sublease. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001 and 2002.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. Plaintiffs filed their opening brief on December 3, 2003. Defendants filed their answering briefs on March 2, 2004. Plaintiffs’ optional reply brief is due fourteen days from service of the answering briefs. No hearing has been scheduled yet.

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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Although the parties initially agreed in principle to a dismissal without prejudice on similar terms as in the federal derivative action, after further discussion, the parties decided that the stay currently in place suffices to protect their respective interests.

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

Other Litigation

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)	Harmonic’s Common Stock has been quoted on the Nasdaq National Market under the symbol HLIT since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq National Market:

	High	Low

2002
First quarter	$14.15	$9.38
Second quarter	12.20	2.60
Third quarter	3.62	1.10
Fourth quarter	3.52	1.01
2003
First quarter	$4.66	$2.30
Second quarter	5.43	3.27
Third quarter	6.85	3.18
Fourth quarter	9.35	5.44

(b)	Holders of record: At February 27, 2004 there were 521 stockholders of record of Harmonic’s Common Stock.

(c)	Dividends: Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for the use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of dividends.

(d)	The disclosure required by Item 201(d) of Regulation S-K is set forth in the 2004 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Item 6. Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(In thousands, except per share data)
Consolidated Statement of Operations Data
Net sales	$182,276	$186,632	$203,810	$263,046	$184,075
Gross profit(1)	60,603	54,429	1,555	75,171	80,605
Income (loss) from operations(1)(2)	(30,545)	(77,349)	(168,787)	(1,683,035)	29,017
Net income (loss)(1)	(29,433)	(76,918)	(166,407)	(1,654,008)	23,680
Basic net income (loss) per share	(0.47)	(1.29)	(2.84)	(34.06)	0.84
Diluted net income (loss) per share	(0.47)	(1.29)	(2.84)	(34.06)	0.76
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$112,597	$49,158	$54,277	$99,669	$89,699
Working capital	95,389	31,246	66,608	194,618	129,416
Total assets	224,726	173,754	238,056	425,944	185,693
Long term debt, including current portion	1,656	2,572	2,746	—	—
Stockholders’ equity	106,161	62,183	135,054	295,702	144,888

(1)	The 2003 gross profit, loss from operations and net loss included credits of $4.7 million for products sold during the year which had been written down in prior years. Operating expenses included credits of $2.2 million from the sale of our bankruptcy claims in Adelphia Communications resulting in the reversal of previously recorded bad debt provisions, and a litigation settlement charge of $2.7 million related to Power and Telephone Supply.

The 2002 gross profit, loss from operations and net loss included special charges to cost of sales totaling $0.8 million for severance and other costs, and credits of $6.9 million for product sold during the year which had been written down in prior years. Special charges to operating expenses totaled $22.5 million for excess facilities costs, a bad debt provision of $2.7 million for probable losses on receivables from Adelphia Communications, and severance and other costs of $0.9 million.

The 2001 gross profit, loss from operations and net loss included special charges to cost of sales totaling $40.0 million for inventory and fixed asset write-downs and $0.9 million for severance and other costs. Special charges to operating expenses include $30.1 million for excess facilities costs, $2.4 million for fixed asset provisions and $1.6 million for severance and other costs and special charges of $0.6 million to other income and expense.

The 2000 loss from operations and net loss included special charges to operating expenses of approximately $1.42 billion, consisting of $1.38 billion for impairment of goodwill and other intangible assets and $39.8 million for acquired in-process technology. Special charges to cost of sales totaled $10.0 million for excess and obsolete inventories.

(2)	Loss from operations for 2003, 2002, 2001 and 2000 included amortization of intangible assets of $13.9 million, $18.7 million, $20.7 million and $234.2 million, respectively.

See Notes 3 and 4 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Harmonic designs, manufactures and sells digital video systems and fiber optic systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, VOD, high definition television, high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital headend products and fiber optic transmission systems to cable television and satellite operators. We also derive a small portion of our sales from telephone companies that offer video services to their customers.

Before 1997, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. We also offer digital headend products to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

In order to further expand our digital systems capability, Harmonic acquired C-Cube Microsystems Inc. in May 2000, pursuant to the terms of a merger agreement dated October 27, 1999. Under the terms of the merger agreement, C-Cube spun off its semiconductor business as a separate publicly traded company, which was acquired by LSI Logic in June 2001. C-Cube merged into Harmonic and Harmonic therefore acquired C-Cube’s DiviCom business, which provides encoding products and systems for digital television. Harmonic has been organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems.

Harmonic’s net sales decreased 2% in 2003, 8% in 2002 and 23% in 2001. Although industry capital spending has been and continues to be generally weak as compared to the pre-merger levels achieved by Harmonic and Divicom in 1999 and early 2000, we believe that the sequential quarterly sales increases in 2003 reflected a firmer industry capital spending environment worldwide which favorably impacted Harmonic. We believe that the improved environment was reflected by an increase of 36% in Harmonic’s net sales in the second half of 2003 as compared with the second half of 2002. We believe that this improvement in the industry capital spending environment is, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and high-definition television, and an overall improvement in the cable industry capital market. Also, we believe that the improvement in the industry capital spending environment is a result of the completion of previously announced pending business combinations, financial restructurings and regulatory issues. In particular, Aldelphia Communications, which had declared bankruptcy in June 2002, has obtained debtor-in-possession financing of $1.5 billion, allowing it to resume certain capital expenditure programs.

In the fourth quarter of 2003, Harmonic issued 10,350,000 shares of common stock in a public offering at a price of $7.40 per share. The net proceeds to Harmonic were approximately $71.4 million, which is net of underwriters’ discounts and commissions of approximately $4.2 million and related legal, accounting, printing and other expenses totaling approximately $0.9 million. The net proceeds from the offering are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses. The offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-84430) filed with the SEC on March 18, 2002, as amended on April 16, 2002 and as declared effective on April 18, 2002, and the related prospectus supplement filed with the SEC on October 29, 2003.

Our operating results for 2003 included a charge to general and administrative expense of approximately $2.7 million related to the settlement of litigation with Power and Telephone Supply (P&T) in release of all outstanding claims. These claims arose from the cancellation of purchase orders on P&T by one of its end-customers in 2000. The settlement charge is net of the value of products returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and paid the balance of $1.8 million on January 15, 2004. Our operating results for 2003 also included credits to operating expenses in 2003 totaling approximately $2.2 million from the sale of our bankruptcy claims in Adelphia Communications resulting in the reversal of previously recorded bad debt provisions, credits of $4.7 million for products sold during the year which had been written down in prior years.

During 2002, certain of our domestic and international customers had accumulated significant levels of debt and announced reorganizations and financial restructurings, including bankruptcy filings. In particular, Adelphia Communications declared bankruptcy in June 2002, and as a result, we recorded only nominal revenue from Adelphia since the first quarter of 2002 and established a $2.9 million provision in the second quarter of 2002 for probable losses on receivables and deferred costs of sales determined to no longer be recoverable. Adelphia accounted for less than 2% of net sales in 2002. The stock prices of other domestic cable companies also came under pressure following the Adelphia Communications bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services. We believe that these capital market concerns about the cable industry and the associated pressures on capital spending contributed to the 31% decrease in sales during the second half of 2002 compared to the first half of 2002. In addition, spending by our domestic satellite customers and European customers was weak in 2002, particularly in the second half of 2002. We believe that this was principally because of pending business consolidations, financial restructurings and regulatory issues. For example, we believe that the regulatory review of the proposed acquisition of DIRECTV by Echostar depressed spending in 2002, particularly in the second half of 2002. During the fourth quarter of 2002 the companies ultimately called off the proposed merger due to federal government opposition, and in December 2003, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent of DIRECTV.

As a result of uncertain market conditions and lower sales during the second half of 2002, we implemented a series of cost control measures that included workforce reductions totaling approximately 120 employees during the second half of 2002. Harmonic recorded severance charges of $1.5 million during the second half of 2002 related to the work force reductions. This followed a workforce reduction of approximately 30% during 2001 for which we recorded severance and other costs of $2.5 million at the time. These actions reduced headcount from over 1000 at the end of 2000 to 587 at the end of 2002.

In light of our reduced headcount, difficult business conditions, and a weak local commercial real estate market, we reassessed our accrual for the costs of excess facilities and recorded a charge of $22.5 million during the third quarter of 2002. We changed our estimates with regard to the expected timing and amount of sublease income due to the substantial and growing surplus of vacant space in the San Francisco Bay Area. The excess facilities charge recorded during the third quarter of 2002 was for facilities that we no longer occupied, do not intend to occupy, plan to sublease, and followed charges of $30.1 million recorded for excess facilities in 2001 when the initial accruals were established. The review performed in the third quarter of 2003 resulted in the excess facilities liability being decreased by $3.3 million due to a revision in the assumptions as to the unoccupied portion of a building. This revision was offset by a correction of straight-line rent expense of $2.3 million as a result of a lease extension on another building. This lease extension was a condition of leasing three additional buildings at corporate headquarters and resulted in all leases terminating in September 2010. Because the effect of the correction on any quarter or year was not material to these results of operations and financial position, the non-cash adjustment was recorded in the current year. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.

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

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In 2003, sales to Comcast accounted for 32% of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales, respectively. If Comcast, which acquired AT&T Broadband in November 2002, and AT&T Broadband had been combined for all of 2002, total revenues would have been 17% of net sales. DIRECTV and Charter Communications represented 13% and 11% of net sales in 2001.

In 2003, 2002, and 2001, sales of BAN products accounted for approximately 38%, 41%, and 37% of net sales, respectively, while CS products accounted for approximately 62%, 59%, and 63% of net sales, respectively.

Sales to customers outside of the United States in 2003, 2002, and 2001 represented 29%, 29%, and 40% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.

Harmonic often recognizes a significant portion of its revenues in the last month of the quarter. Harmonic establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Harmonic’s expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 1 of Notes to Consolidated Financial Statements for details of Harmonic’s accounting policies. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements are set forth below:

•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of current litigation; and

•	Accounting for income taxes.

Revenue Recognition

Harmonic’s principal sources of revenue are from product sales, solution sales, services and maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred to the customer.

Revenue from product sales, excluding the revenue generated from service-related solutions, which are discussed below, is generally recognized upon shipment, or once all applicable criteria have been met. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue on solution sales, which principally consist of and include the design, manufacture, test, integration and installation of equipment to the specifications of Harmonic’s customers, or acquired from third parties to be integrated with Harmonic’s products, is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Harmonic records revenue that is earned and recognized in excess of amounts invoiced on fixed price contracts as accounts receivables-unbilled.

Revenue from services, which is primarily from maintenance agreements, is generally recognized ratably as the services are performed or based on contractual terms. The costs associated with services are recognized as incurred. Maintenance services are recognized ratably over the maintenance term, which is typically one year. The costs associated with these maintenance services are recognized as incurred. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of sales, and invoiced amounts remain deferred until applicable revenue recognition criteria are met. Our total deferred revenue was $11.7 million and $9.0 million as of December 31, 2003 and 2002, respectively.

Certain agreements also include multiple deliverables or elements for products, software and/or services. Harmonic recognizes revenue from these agreements based on the relative fair value of the products and services as they are delivered. The determination of the fair value of the elements is based on a number of factors, including the amount charged to other customers for products or services, price lists, or other relevant information. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the agreement to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

For certain products where software is more than an incidental, but less than essential component of the hardware, or where software has been identified as a separate element included in a multiple element arrangement, we recognize software license revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect To Certain Transactions” (“SOP 98-9”). SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting; (2) vendor specific objective evidence of the fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for vendor specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied.

Revenue recognition in each period is dependent on our application of these accounting policies. If we believe that any of the conditions to recognize revenue has not been met, we defer revenue recognition. Our application of percentage-of-completion accounting is subject to our estimates of labor costs to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position and cash flows for a particular period could be adversely affected.

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position and cash flows could be adversely affected. At December 31, 2003, our allowances for doubtful accounts, returns and discounts totaled $5.3 million.

Valuation of Inventories

Harmonic states inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales and future demand and market conditions, expected product lifecycles and current inventory levels. In the event that we adjust our estimates, such as future demand and expected product lifecycles, our operating results, financial position and cash flows could be adversely affected.

Impairment of Long-lived Assets

We perform an evaluation of the carrying value of intangibles and long-lived assets whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of other intangible assets and long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. Changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles or long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings. At December 31, 2003, our net balances for goodwill and intangible assets totaled $1.8 million and $18.5 million, respectively.

Restructuring Costs and Accruals for Excess Facilities

For restructuring activities initiated prior to December 31, 2002 we recorded restructuring costs when Harmonic committed to an exit plan and significant changes to the exit plan were not likely. To determine our excess facility accruals we estimate expected sublease rental income on each excess facility. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability which could materially impact our operating results, financial position and cash flows. For restructuring activities initiated after December 31, 2002 we follow Statement of Financial Accounting Standards, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as discussed under New Accounting Pronouncements below. At December 31, 2003, our balances for restructuring costs and excess facilities totaled $34,000 and $34.7 million, respectively.

Assessment of the Probability of the Outcome of Current Litigation

Harmonic records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on Harmonic’s review of the complaints filed in the securities class action and other pending litigation, Harmonic believes that it either has meritorious defenses with respect to those actions and claims or is unable to predict the impact of an adverse action and, accordingly, no loss contingencies have been accrued. There can be no assurance, however, that we will prevail. An unfavorable outcome of these legal proceedings could have a material adverse effect on our business, financial position, operating results and cash flows.

Accounting for Income Taxes

In preparation of our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposures and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Based on our judgment that the likelihood that our deferred tax assets will be recovered from future taxable income is not assured, we established a valuation allowance of $63.0 million in 2001 which was increased to $104.9 million in 2002 and to $123.6 million in 2003. At December 31, 2003 we have fully reserved for our net deferred tax assets related to temporary differences, net operating loss and tax credit carryforwards.

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

Results of Operations

Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2003, 2002, and 2001 as a percentage of net sales, are as follows:

	Fiscal Year Ended December 31,

	2003	2002	2001

Net sales	100%	100%	100%
Cost of sales	67	71	99

Gross profit	33	29	1
Operating expenses:
Research and development	19	22	25
Selling, general and administrative	27	43	53
Amortization of intangibles	4	5	6
Total operating expenses	50	70	84
Loss from operations	(17)	(41)	(83)
Interest and other income, net	1	—	1

Loss before income taxes	(16)	(41)	(82)
Provision for (benefit from) income taxes	—	—	—

Net loss	(16)%	(41)%	(82)%

Net Sales

Harmonic’s consolidated, segment and international net sales as compared with the prior year, for each of the three years ended December 31, 2003, 2002, and 2001, is presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated, segment, and international net sales as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

Segmental Sales Data:	2003	2002	2001

Convergent Systems	$113,207	$109,718	$129,038
Broadband Access Networks	69,069	76,914	74,772

Net sales	$182,276	$186,632	$203,810
Convergent Systems Increase (decrease)	$3,489	$(19,320)
Broadband Access Networks Increase (decrease)	(7,845)	2,142

Total Increase (decrease)	$(4,356)	$(17,178)
Convergent Systems Percent change	3.2%	(15.0%)
Broadband Access Networks Percent change	(10.2%)	2.9%
Total Percent change	(2.3%)	(8.4%)

Net sales increased in the CS division in 2003 compared to 2002, principally due to stronger spending by domestic cable operators in the second half of 2003 primarily for the roll-out of new services, such as VOD. The decrease in the BAN division net sales in 2003 compared to 2002 was due to reduced capital spending by select cable operators, in particular Charter Communications and Adelphia Communications, during the first half of 2003. We believe this reduced spending was caused by a tightening of the financial markets, and capital markets concerns about the cable industry in the aftermath of the Adelphia bankruptcy filing.

The CS division decrease in 2002 compared to 2001 was principally attributable to significantly lower sales of encoders to domestic satellite customers. We believe these lower net sales were due, in part, to purchasing delays created by the uncertainty caused by the regulatory review of the proposed acquisition of DIRECTV by Echostar which was ultimately called off in the fourth quarter of 2002. The lower sales to satellite customers were partially offset by higher sales of the Narrowcast Services Gateway, or NSG, for VOD deployments to cable operators. The increase in BAN division net sales in 2002 compared to 2001 was due to higher sales of node products, partially offset by lower transmitter sales, and generally higher unit volumes offset by lower pricing.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

Geographic Sales Data:	2003		2002	2001

U.S.	$130,226		$133,222	$121,479
International	52,050		53,410	82,331

Net sales	$182,276		$186,632	$203,810
U.S. Increase (decrease)	$(2,996)		$11,743
International Increase (decrease)	(1,360)		(28,921)

Total Increase (decrease)	$(4,356)		$(17,178)
U.S. Percent change	(2.2%	)	9.7%
International Percent change	(2.5%	)	(35.1%)
Percent change	(2.3%	)	(8.4%)

Net sales in the U.S. decreased in 2003 compared to 2002 primarily due to lower BAN division sales, partially offset by higher CS division sales. The BAN division sales decrease in 2003 was due to reduced capital spending by select cable operators, in particular Charter Communications and Adelphia Communications, during the first half of 2003. The higher CS division sales in 2003 was due to stronger spending by domestic cable operators primarily for the roll-out of new services, such as VOD. The international sales decrease in 2003 compared to 2002 reflects the continuing depressed market conditions, which impacted both divisions.

The increase in U.S. net sales in 2002 compared to 2001 was primarily due to higher sales in both divisions. The higher CS division sales were due to increases in product sales of the Narrowcast Services Gateway, or NSG, for VOD deployments to cable operators. The higher BAN division sales were due to increased sales of node products, partially offset by lower transmitter sales, and generally higher unit volumes, offset by lower average selling prices. The significant decrease in international sales in 2002 compared to 2001 was due principally to depressed market conditions, particularly in Europe, which impacted both divisions.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales, for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in gross profit as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Gross profit	$60,603	$54,429	$1,555
As a % of net sales	33.2%	29.2%	0.8%
Increase (decrease)	$6,174	$52,874
Percent change	11.3%	3,400.3%

The increase in gross profit in 2003 compared to 2002 was primarily attributable to a change in the product mix and improvements in factory efficiencies. Also contributing to the higher gross profit in 2003 were cost control measures, including the full year effect of reductions in headcount in the factory and technical service and support organizations, associated with work force reductions during the second half of 2002. These factors, which contributed to higher gross margins in 2003 compared to 2002, were partially offset by lower average selling prices and lower sales of $2.2 million, from $4.7 million in 2003 compared to $6.9 million in 2002, related to products sold for which the costs basis had been written down in prior years.

The increase in gross profit in 2002 compared to 2001 was primarily attributable to special charges in 2001 of $40.9 million, principally for excess and obsolete inventories, and credits in 2002 of $6.9 million related to products sold for which the cost basis had been written down in prior years. Also contributing to the higher gross profit in 2002 were cost control measures, including a reduction in headcount in the factory and technical service and support organizations, associated with work force reductions throughout 2001 and during the second half of 2002. These factors, that contributed to higher gross margins in 2002 compared to 2001, partially offset by lower average selling prices and a higher proportion of BAN division revenue which historically has carried lower margins.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in research and development as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Research and development	$35,107	$40,829	$51,319
As a % of net sales	19.3%	21.9%	25.2%
Increase (decrease)	$(5,722)	$(10,490)
Percent change	(14.0%)	(20.4%)

The decrease in research and development expense in 2003 compared to 2002 was primarily due to the full year effect of the reduction in headcount associated with the workforce reductions in 2002 and ongoing cost control measures. The major expenditures affected were payroll costs and depreciation, although most expenses within research and development have been reduced in the last two years.

The decrease in research and development expense in 2002 compared to 2001 was primarily due to a reduction in headcount associated with the workforce reductions over the past two years and ongoing cost control measures.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in selling, general and administrative as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Selling, general and administrative	$48,309	$81,427	$106,340
As a % of net sales	26.5%	43.6%	52.2%
Increase (decrease)	$(33,118)	$(24,913)
Percent change	(40.7%)	(23.4%)

The decrease in selling, general and administrative expense in 2003 compared to 2002 was due to lower bad debt expenses caused by the sale of our bankruptcy claims in Adelphia Communications resulting in the reversal of previously recorded bad debt provisions of approximately $2.2 million and the full year effect of work force reductions in 2002. In addition, selling, general and administrative expense in 2002 included excess facilities charges of $22.5 million.

The decrease in selling, general and administrative expense in 2002 compared to 2001 was due principally to work force reductions and to lower promotional costs. In addition, selling, general and administrative expenses in 2001 included excess facilities charges of $30.1 million compared to $22.5 million in 2002.

Amortization of Intangibles

Harmonic’s amortization of intangibles expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in amortization of intangibles as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Amortization of intangibles	$7,732	$9,522	$12,683
As a % of net sales	4.2%	5.1%	6.2%
Increase (decrease)	$(1,790)	$(3,161)
Percent change	(18.8%)	(24.9%)

The decrease in 2003 compared to 2002 was due principally to the intangibles arising from the Cogent acquisition becoming fully amortized. Harmonic expects to record approximately $7.7 million in amortization of intangibles in operating expenses in 2004.

The decrease in 2002 compared to 2001 was due principally to cessation of goodwill amortization in accordance with adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

Interest and Other Income, Net

Harmonic’s interest and other income, net, and interest and other income, net as a percentage of consolidated net sales, for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in interest and other income, net as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Interest and other income, net	$1,412	$931	$1,574
As a % of net sales	0.8%	0.5%	0.8%
Increase (decrease)	$481	$(643)
Percent change	51.7%	(40.9%)

The increase in 2003 compared to 2002 was due primarily to foreign exchange gains of $1.1 million in 2003 compared to zero in 2002 as a result of a weaker dollar which were partially offset by lower interest income of $0.7 million in 2003 compared to $1.4 million in 2002.

The decrease in 2002 compared to 2001 was due principally to lower interest income, and to a lesser extent higher interest expense on borrowings under Harmonic’s equipment term loan. The decrease in interest income was due to lower average cash and short-term investment balances as well as lower interest rates.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales, for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in provision for (benefit from) income taxes as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Provision for (benefit from) income taxes	$300	$500	$(806)
As a % of net sales	0.2%	0.3%	(0.4%	)
Increase (decrease)	$(200)	$1,306
Percent change	(40.0%)	162.0%

Our effective rate was 1.0% in 2003, 0.7% in 2002 and (0.5%) in 2001. Harmonic recorded a provision for income taxes of $0.3 million in 2003 principally due to foreign income taxes despite a loss before income taxes of $29.1 million. In 2002, Harmonic recorded a provision for income taxes of $0.5 million principally due to foreign income taxes despite a loss before income taxes of $76.4 million. The valuation allowance was increased from $63.0 million in 2001 to $104.9 million in 2002 and to $123.6 million in 2003. The valuation allowance is for the full amount of the net deferred tax asset, because realization of any future benefit from deductible temporary differences, net operating losses and tax credit carry forwards was uncertain at December 31, 2003 and 2002. Harmonic recorded a benefit from income taxes of only $0.8 million despite a loss before income taxes of $167.2 million in 2001. This was principally due to the establishment of the valuation allowance for the full amount of Harmonic’s net deferred tax assets of $63.0 million.

Segments

Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income, net. See Note 12 of Notes to Consolidated Financial Statements.

Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled, Net Sales.

Harmonic’s loss from segment operations and the loss as a percentage of consolidated net sales, for each of the three years ended December 31, 2003, 2002, and 2001 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in segment operations results as compared with the prior year, for each of the two years ended December 31, 2003 and 2002.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

Convergent Systems (CS)	2003	2002	2001

Loss from segment operations	$(4,398)	$(15,649)	$(36,254)
As a % of segment net sales	(3.9%)	(14.3%)	(28.1%)
Increase (decrease)	$11,251	$20,605
Percent change	71.9%	56.8%

The improved CS segment results in 2003 compared to 2002 were due to a 3% increase in sales, higher gross margins from changes in product mix and lower material costs, and lower operating expenses, resulting primarily from lower headcount. CS segment results included credits of $0.5 million in 2003 related to products sold in 2003 for which the cost basis had been written down in prior years. Despite a 15% decrease in CS segment net sales in 2002, the loss from segment operations decreased compared to 2001, principally due to lower headcount and other cost control measures. In addition, CS results included special charges for excess and obsolete inventories in 2001 of $10.6 million and credits of $1.0 million in 2002 related to products sold in 2002 for which the cost basis had been written down in prior years.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

Broadband Access Networks (BAN)	2003	2002	2001

Income or (loss) from segment operations	$1,102	$(4,033)	$(60,103)
As a % of segment net sales	1.6%	(5.2%)	(80.4%)
Increase (decrease)	$5,135	$56,070
Percent change	127.3%	93.3%

The improved BAN segment results in 2003 compared to 2002 were due to higher gross margins from improved product mix, improved factory absorption, and lower operating expenses in all areas, resulting primarily from lower headcount. In addition, BAN segment results included credits of $4.2 million in 2003 related to products sold in 2003 for which the cost basis had been written down in prior years. The improved results in 2002 compared to 2001 were due to a 3% increase in sales, improved factory absorption and lower operating expenses, resulting primarily from lower headcount. In addition, BAN results included special charges in 2001 of $28.6 million for excess and obsolete inventories, and credits of $5.9 million in 2002 related to products sold in 2002 for which the cost basis had been written down in prior years.

Liquidity and Capital Resources

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	2001

Cash, cash equivalents and short-term investments	$112,597	$49,158	$54,277
Net cash used in operating activities	$(5,559)	$(5,404)	$(24,768)
Net cash provided by (used in) investing activities	$(46,369)	$(12,668)	$38,580
Net cash provided by financing activities	$72,335	$3,596	$9,006

As of December 31, 2003, cash, cash equivalents and short-term investments totaled $112.6 million, compared to $49.2 million as of December 31, 2002. Cash used in operations was $5.6 million in 2003 compared to $5.4 million in 2002. The increased use of cash in operations in 2003 was primarily due to increased accounts receivable, lower excess facilities liabilities and reduced non-cash charges for depreciation and amortization, which was substantially offset by a significantly reduced net loss, higher accounts payable and other non-current liabilities. Cash used in operations was $5.4 million in 2002 compared to $24.8 million in 2001. The reduced use of cash in operations in 2002 was due to a significantly reduced loss that was nearly offset by non-cash charges for depreciation and amortization and net cash provided through improved working capital management.

On November 3, 2003, Harmonic completed a public offering of 9.0 million shares of its common stock at a price of $7.40 per share. The net proceeds were approximately $62.0 million, which is net of underwriters’ fees of $3.7 million, and related legal, accounting, printing and other expenses totaling approximately $0.9 million. In connection with this offering, the underwriters exercised their option to purchase 1.35 million additional shares of common stock at $7.40 per share on November 12, 2003 to cover over-allotments which resulted in additional net proceeds of approximately $9.4 million. The net proceeds from the offering are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of December 31, 2003, approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. Harmonic expects to negotiate final settlement and make payment of these obligations to a variety of taxing authorities or to LSI Logic during 2004. To the extent that these obligations are finally settled for less than the amount provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Accordingly, we expect a significant reduction in cash, cash equivalents and short-term investments during 2004. In the event these liabilities are more than $20.8 million, LSI is obligated to indemnify Harmonic for the additional amount.

Additions to property, plant and equipment were $3.4 million during 2003 compared to $3.3 million in 2002 and $29.1 million in 2001. The increase in 2003 was due primarily to the acquisition of test equipment. The decrease in 2002 was due principally to expenditures during 2001 for leasehold improvements and related furniture, fixtures and equipment in connection with relocation of former DiviCom employees to new facilities in Sunnyvale, and the implementation of a new enterprise resource planning software system. Harmonic currently expects capital expenditures to be less than $5 million during 2004.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which was amended and restated in December 2003, expires in December 2004, and contains financial and other covenants including the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $65.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable, and disposing of the collateral if obligations were not repaid. At December 31, 2003, Harmonic was in compliance with the covenants under this line of credit facility. The December 2003 amendment resulted in the company paying a fee of approximately $8 thousand and requiring payment of approximately $30 thousand of additional fees if the company does not maintain an unrestricted deposit of $25.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0%) or prime plus 1.0% (prime rate plus 0.5%-1.5% for equipment borrowings) depending upon the Company’s total cash position and previous six months’ revenue. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of December 31, 2003, $1.7 million was outstanding under the equipment term loan portion of this facility of which $1.0 million was borrowed during 2003. The term loan is payable monthly, including principal and interest at 4.0% per annum on outstanding borrowings as of December 31, 2003 and matures at various dates through January 2007. Other than standby letters of credit and guarantees, there were no other outstanding borrowings or commitments under the line of credit facility as of December 31, 2003.

As of December 31, 2002, Harmonic’s bank line of credit facility contained financial and other covenants including a minimum cash covenant established in the November 2002 modification which required the Company to maintain at least 35% of its cash, cash equivalents and short-term investments with the bank.

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2003, were as follows (in thousands):

	Payments Due by Period

	Total Amounts
Contractual Obligations	Committed	1 year or less	2–3 years	4–5 years	Over 5 years

Long-Term Debt	$1,656	$1,027	$629	—	—
C-Cube Pre-Merger Tax Liabilities	20,800	20,800	—	—	—
Operating Leases(1)	78,392	10,053	21,009	24,921	22,409
Inventory Purchase Commitments	34,927	34,927	—	—	—

Total Contractual Obligations	$135,775	$66,807	$21,638	$24,921	$22,409

	Amount of Commitment Expiration Per Period

	Total Amounts
Other Commercial Commitments	Committed	1 year or less	2–3 years	4–5 years	Over 5 years

Standby Letters of Credit	$2,802	$2,802	—	—	—
Indemnifications(2)	—	—	—	—	—
Guarantees	—	—	—	—	—

Total Commercial Commitments	$2,802	$2,802	—	—	—

(1)	Operating lease commitments include $35.3 million of accrued excess facilities costs.

(2)	Harmonic indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at December 31, 2003.

Harmonic’s cash and investment balances increased $78.3 million in the fourth quarter of 2003 after decreasing $14.9 million through the first three quarters of 2003. We currently believe that our existing liquidity sources, including the proceeds from the stock offering we completed in the fourth quarter of 2003, and our bank line of credit will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in the fourth quarter of 2003 was part of a registration statement on Form S-3 declared effective by the SEC in April 2002. The Form S-3 registration statement remains effective and Harmonic continues to have the ability to use the registration statement to issue various types of securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs.

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

New Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting for the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003, subsequently delayed to December 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The primary purpose of SAB 104 was to remove multiple element guidance in SAB 101 that is superseded by and potentially in conflict with EITF Issue No. 00-21. The Company adopted the provisions of SAB No. 104 effective December 17, 2003. The adoption did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures;

•	discretionary customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video and cable modem industry standards;

•	delays associated with the evaluation of new services and system architectures by many cable television operators;

•	emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades;

•	proposed business combinations by our customers and regulatory review thereof;

•	economic and financial conditions in domestic and international markets; and

•	bankruptcies and financial restructuring of major customers.

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

We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased sequentially in the second, third and fourth quarters of 2003. However, despite the improvement, our quarterly net sales during these quarters were lower than the first and second quarters of 2002, and European spending remains generally weak. Furthermore, another economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. Also, The News Corporation Ltd. recently acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. We cannot currently predict the impact of The News Corporation Ltd.’s control of DIRECTV on our future sales. Furthermore, Comcast, our largest customer, recently announced a bid for The Walt Disney Company, and we cannot predict the impact of this bid on our net sales to Comcast. As a result, we cannot assure you that our net sales growth will continue.

Major US cable operators have indicated that the imminent completion of major network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of US cable operators, our revenue may decline and our operating results would be adversely affected.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2003, 2002, and 2001 accounted for approximately 65%, 61% and 49% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS segment, The News Corporation Ltd. recently acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. In addition, financial restructurings of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In 2003, sales to Comcast accounted for 32% of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales. If Comcast and AT&T Broadband had been combined for all of 2002, total revenues would have been 17% of net sales. Comcast recently announced a bid for The Walt Disney Company, and we cannot predict what effect this bid will have on our net sales to Comcast. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard sales to Charter Communications were significantly lower in 2003 than in 2002, both in absolute dollars and as a percentage of revenue, as they have significantly reduced capital spending. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Sales to customers outside of the United States in 2003, 2002 and 2001 represented 29%, 29% and 40%, of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturer and our efforts to increase sales in international markets, are subject to a number of risks, including:

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

Certain of our international customers have accumulated significant levels of debt and have announced during the past three years, reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

While our international sales and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

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

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.

Our net sales increased sequentially in the second, third and fourth quarters of 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. From time to time, we assess our relationship with our contract manufacturers. Changes in these relationships, or reallocating manufacturing to new or existing contract manufacturers, could adversely affect our ability to meet our customers’ requirements in a timely manner, if at all, and could create operating inefficiencies. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain a sufficient number of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

Competition For Qualified Personnel, Particularly Management Personnel, Can Be Intense. In Order to Manage Our Growth, We Must Be Successful in Addressing Management Succession Issues and Attracting and Retaining Qualified Personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business.

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of approximately 60 employees as of December 31, 2003, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

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

Pending Business Combinations And Other Financial And Regulatory Issues Among Our Customers Could Adversely Affect Our Business.

The telecommunications industry has been particularly impacted by the prolonged economic recession, adverse conditions in capital markets and financial difficulties in both the service and equipment sectors, including bankruptcies. Although large telecommunications service providers such as WorldCom (now MCI) and troubled data and voice-oriented start-ups have not been traditional customers of Harmonic, the cable, satellite and broadcast sectors have experienced significant financial problems. Many of our domestic and international customers have accumulated significant levels of debt and have announced reorganizations and financial restructurings during the past two years, including bankruptcy filings. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in June 2002. The stock prices of other domestic cable companies came under pressure following the Adelphia bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services, thereby making the raising of capital more difficult and expensive. New operators, such as RCN and WinFirst, also had difficulty in accessing capital markets. WinFirst subsequently filed for bankruptcy. In Europe, rapid consolidation of the cable industry through acquisition also led to significant levels of debt at the major MSOs, and companies such as NTL and UPC commenced bankruptcy proceedings. European digital broadcasters, such as ITV Digital, Kirsch and Quiero, have also filed for protection from creditors.

While the capital market concerns about the domestic cable industry have eased since the summer of 2002, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the completed Comcast/ AT&T Broadband transaction and the proposed spin-off of Time-Warner Cable from Time-Warner. Comcast, our largest customer, recently announced a bid for The Walt Disney Company, and we cannot predict the impact of this bid on our net sales to Comcast. Also, The News Corporation Ltd., in December 2003, acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We cannot currently predict the impact of The News Corporation Ltd. control of DIRECTV on our future sales. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. In addition, further business combinations may occur in the satellite industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

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

Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which may harm our business.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, U.S. cable operators have to date mostly purchased proprietary digital systems from Motorola and Scientific-Atlanta. While certain operators have made limited purchases of the “open” systems provided by Harmonic, we cannot assure you that our digital products will find broad market acceptance with U.S. cable operators. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

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

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In late 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer. The transition of our manufacturing requirements from certain current contract manufacturers to Plexus is in progress. We plan to complete the transition during the second quarter of 2004. Difficulties in managing relationships with current contract manufacturers, or problems encountered by Plexus or Harmonic in completing the transition, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results from the fourth quarter of 2000 through the third quarter of 2001 were adversely affected by excess and obsolete inventory charges of approximately $49 million.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We have generated substantial operating losses since we began operations in June 1988. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve sustained profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of December 31, 2003 we had an accumulated deficit of $1.9 billion. Although we were profitable in the fourth quarter of 2003, we may not sustain this profitability. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

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

Recent And Proposed Regulations Related To Equity Compensation Could Adversely Affect Earnings, Affect Our Ability To Raise Capital And Affect Our Ability To Attract And Retain Key Personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has announced that it will propose changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are currently in discussions with tax authorities in 2 of these countries, but none of these estimates has yet been finalized. Harmonic expects to pay at least $3.2 million of these tax obligations during the second quarter of 2004, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.8 million pre-merger tax liability, LSI Logic is obligated to reimburse Harmonic.

The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by LSI Logic, Harmonic generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

We May Be Subject To Risks Associated With Other Acquisitions.

We have made, continue to consider making and may make investments in complementary companies, products or technologies. If we enter into acquisition transactions, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations or integrating the acquired technology or products into ours. We also may face challenges in achieving the strategic objectives, cost savings or other benefits from a proposed acquisition and difficulties in expanding our management information systems to accommodate the acquired business. These difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition and operating results could be harmed.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. Plaintiffs filed their opening brief on December 3, 2003. Defendants filed their answering briefs on March 2, 2004. Plaintiffs’ optional reply brief is due fourteen days from service of the answering briefs. No hearing has been scheduled yet.

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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Although the parties initially agreed in principle to a dismissal without prejudice on similar terms as in the federal derivative action, after further discussion, the parties decided that the stay currently in place suffices to protect their respective interests.

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

Our management will have broad discretion with respect to the use of the net proceeds from our recent offering and investors will be relying on the judgment of our management regarding the application of these proceeds. Our management could spend most of the net proceeds from this offering in ways that our stockholders may not desire or that do not yield a favorable return. Investors will not have the opportunity, as part of your investment in our common stock, to influence the manner in which the net proceeds of this offering are used. We plan to use the net proceeds from the offering primarily for working capital and general corporate purposes and to satisfy existing liabilities. Our financial performance may differ form our current expectations or our business needs may change as our business and the industry we address evolve. As a result, the proceeds we received in this offering may be used in a manner significantly different from our current expectations.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 4% of total net sales in 2003. In addition, the Company has various international branch offices which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

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

Item 8.	Financial Statements and Supplementary Data

(a)	Index to Consolidated Financial Statements

(b)	Financial Statement Schedules: The following is filed as part of this Annual Report on Form 10-K. See Item 15(a)(2):

         Financial Statement Schedule II: Valuation and Qualifying Accounts and Reserves.

All other financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

(c)	Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

	2003				2002

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly Data:
Net sales	$56,329	$47,253	$41,653	$37,041	$39,272	$37,019	$56,309	$54,032
Gross profit	22,444	14,660	12,752	10,747	9,503	9,928	19,235	15,763
Income (loss) from operations(1)	838	(7,611)	(12,020)	(11,752)	(13,994)	(38,436)	(11,414)	(13,505)
Net income (loss)(1)	1,370	(7,454)	(11,682)	(11,667)	(13,752)	(38,030)	(11,124)	(14,012)
Basic net income (loss) per share	0.02	(0.12)	(0.19)	(0.19)	(0.23)	(0.63)	(0.19)	(0.24)
Diluted net income (loss) per share	0.02	(0.12)	(0.19)	(0.19)	(0.23)	(0.63)	(0.19)	(0.24)

(1)	The 2003 gross profit, loss from operations and net loss include credits to cost of sales of $1.1 million, $1.1 million, $1.1 million, and $1.4 million in the first, second, third and fourth quarters, respectively, for products sold during the year which had been written down in prior years. Operating expenses included credits of $2.2 million in the fourth quarter from the sale of our bankruptcy claims in Adelphia Communications resulting in the reversal of previously recorded bad debt provisions and a litigation settlement charge of $2.7 million in the fourth quarter.

The 2002 gross profit, loss from operations and net loss include credits to cost of sales of $2.9 million, $2.1 million, and $1.9 million in the second, third and fourth quarters, respectively, for product sold during the periods which had been written down in prior years. Also included are charges of $2.9 million, $23.3 million and $0.7 million in the second, third and fourth quarters, respectively, for probable losses on receivables and deferred cost of sales from Adelphia Communications, excess facilities, severance and other costs. See Note 4 of Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8(a) on page 46 present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(a) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 5, 2004

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,877	$21,542
Short-term investments	70,720	27,616
Accounts receivable, net	38,528	24,484
Inventories	22,425	25,904
Prepaid expenses and other current assets	6,196	6,390

Total current assets	179,746	105,936
Property and equipment, net	23,458	32,456
Intangibles and other assets	21,522	35,362

Total assets	$224,726	$173,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,027	$1,862
Accounts payable	14,863	7,258
Income taxes payable	6,935	6,900
Deferred revenue	11,712	8,969
Accrued liabilities	49,820	49,701

Total current liabilities	84,357	74,690
Long-term debt, less current portion	629	710
Accrued excess facilities costs, long-term	28,627	34,754
Other non-current liabilities	4,952	1,417

Total liabilities	118,565	111,571

Commitments and contingencies (Notes 14, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 71,240 and 60,064 shares issued and outstanding	71	60
Capital in excess of par value	2,036,522	1,963,234
Accumulated deficit	(1,930,558)	(1,901,125)
Accumulated other comprehensive income	126	14

Total stockholders’ equity	106,161	62,183

Total liabilities and stockholders’ equity	$224,726	$173,754

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net sales	$182,276	$186,632	$203,810
Cost of sales	121,673	132,203	202,255

Gross profit	60,603	54,429	1,555

Operating expenses:
Research and development	35,107	40,829	51,319
Selling, general and administrative	48,309	81,427	106,340
Amortization of intangibles	7,732	9,522	12,683

Total operating expenses	91,148	131,778	170,342

Loss from operations	(30,545)	(77,349)	(168,787)
Interest and other income, net	1,412	931	1,574

Loss before income taxes	(29,133)	(76,418)	(167,213)
Provision for (benefit from) income taxes	300	500	(806)

Net loss	$(29,433)	$(76,918)	$(166,407)

Net loss per share:
Basic and Diluted	$(0.47)	$(1.29)	$(2.84)

Weighted average shares:
Basic and Diluted	62,288	59,779	58,540

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

					Accumulated
	Common Stock				Other
			Capital in Excess	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	of Par Value	Deficit	Income	Equity	Income (Loss)

Balance at December 31, 2000	57,891	$58	$1,952,784	$(1,657,800)	$660	$295,702
Net loss	—	—	—	(166,407)	—	(166,407)	$(166,407)
Unrealized loss on investments	—	—	—	—	(164)	(164)	(164)
Currency translation	—	—	—	—	(337)	(337)	(337)

Comprehensive loss							$(166,908)

Issuance of Common Stock under option and purchase plans	1,172	1	6,259	—	—	6,260

Balance at December 31, 2001	59,063	59	1,959,043	(1,824,207)	159	135,054
Net loss	—	—	—	(76,918)	—	(76,918)	$(76,918)
Currency translation	—	—	—	—	(145)	(145)	(145)

Comprehensive loss							$(77,063)

Stock option charge	—	—	422	—	—	422
Issuance of Common Stock under option and purchase plans	1,001	1	3,769	—	—	3,770

Balance at December 31, 2002	60,064	60	1,963,234	(1,901,125)	14	62,183
Net loss		—	—	(29,433)	—	(29,433)	$(29,433)
Unrealized gain on investments					61	61	61
Currency translation		—	—	—	51	51	51

Comprehensive income							$(29,321)

Stock option charge		—	49	—	—	49
Issuance of Common Stock under option and purchase plans and other	826	1	1,822	—	—	1,823
Issuance of Common Stock in public offering, net	10,350	10	71,417	—	—	71,427

Balance at December 31, 2003	71,240	$71	$2,036,522	$(1,930,558)	$126	$106,161

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(29,433)	$(76,918)	$(166,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	13,894	18,648	20,741
Depreciation and amortization	12,274	15,735	18,169
Stock option charge	49	422	—
Provision for (benefit from) excess and obsolete inventories	(4,672)	(6,932)	39,190
Impairment and loss on disposal of fixed assets	88	856	12,523
Deferred income taxes	—	156	(2,806)
Changes in assets and liabilities:
Accounts receivable	(14,051)	8,035	35,228
Inventories	8,188	11,907	10,038
Prepaid expenses and other assets	98	4,840	2,107
Accounts payable	7,605	(3,038)	(22,487)
Deferred revenue	2,743	2,390	(8,454)
Income taxes payable	—	4,126	1,763
Accrued and other liabilities	4,585	(4,383)	13,785
Accrued excess facilities costs	(6,927)	18,752	21,842

Net cash used in operating activities	(5,559)	(5,404)	(24,768)

Cash flows provided by (used in) investing activities:
Purchases of investments	(67,914)	(27,874)	(58,490)
Proceeds from sales of investments	24,909	18,498	126,150
Acquisition of property and equipment	(3,364)	(3,292)	(29,080)

Net cash provided by (used in) investing activities	(46,369)	(12,668)	38,580

Cash flows from financing activities:
Proceeds from issuance of common stock, net	73,251	3,770	6,260
Borrowings under bank line and term loan	1,001	1,274	3,203
Repayments under bank line and term loan	(1,917)	(1,448)	(457)

Net cash provided by financing activities	72,335	3,596	9,006

Effect of exchange rate changes on cash and cash equivalents	(72)	13	(318)

Net increase (decrease) in cash and cash equivalents	20,335	(14,463)	22,500
Cash and cash equivalents at beginning of period	21,542	36,005	13,505

Cash and cash equivalents at end of period	$41,877	$21,542	$36,005

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$211	$(3,759)	$(25,623)
Interest paid during the period	$154	$307	$125

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization, Basis of Presentation and Summary of Significant Accounting Policies

Harmonic designs, manufactures and sells a variety of broadband solutions that allow communications service providers around the world to deliver video, voice and data to their subscribers. Harmonic’s technically advanced fiber optic, digital video and data delivery systems enable network operators to provide a range of interactive and advanced digital services that include digital video, high-speed Internet access, telephony, high definition television (HDTV), video and audio streaming, and video-on-demand (VOD).

Historically, almost all of our sales were derived directly or indirectly from sales of fiber optic transmission systems to cable television operators. With the introduction of our digital headend products beginning in 1997, we broadened our product offering to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems.

In order to further expand our digital systems capability, Harmonic acquired C-Cube Microsystems Inc. in May 2000, pursuant to the terms of a merger agreement dated October 27, 1999. Under the terms of the merger agreement, C-Cube spun off its semiconductor business as a separate publicly traded company, which was acquired by LSI Logic in June 2001. C-Cube then merged into Harmonic and Harmonic therefore acquired C-Cube’s DiviCom business, which provides encoding products and systems for digital television. The merger was structured as a tax-free exchange of stock and accounted for under the purchase method of accounting. The purchase price, including merger-related costs, was approximately $1.8 billion. As of December 31, 2000, Harmonic recorded an impairment charge of $1.4 billion, eliminating goodwill and reducing identified intangibles to $79.3 million. The merged company has been organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems.

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

Cash and Cash Equivalents. Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

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

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value due to their short maturities.

Concentrations of Credit Risk. Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, and other network operators and distributors. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. The expectation of collectibility is based on its review of credit profiles of customers’ contractual terms and conditions, current economic trends and historical payment experience. At December 31, 2003, receivables from two customers represented 21% and 14% of total receivables. At December 31, 2002, receivables from three customers represented 15%, 11%, and 11% of total receivables.

Revenue Recognition. Harmonic’s principal sources of revenue are from product sales, solution sales, services and maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred to the customer.

Revenue from product sales, excluding the revenue generated from service-related solutions, which are discussed below, is generally recognized upon shipment, or once all applicable criteria have been met. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue on solution sales, which principally consist of and include the design, manufacture, test, integration and installation of equipment to the specifications of Harmonic’s customers, or acquired from third parties to be integrated with Harmonic’s products, is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Harmonic records revenue that is earned and recognized in excess of amounts invoiced on fixed price contracts as accounts receivables-unbilled.

Revenue from services, which is primarily from maintenance agreements, is generally recognized ratably as the services are performed or based on contractual terms. The costs associated with services are recognized as incurred. Maintenance services are recognized ratably over the maintenance term, which is typically one year. The costs associated with these maintenance services are recognized as incurred. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of sales, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.

Certain agreements also include multiple deliverables or elements for products, software and/or services. Harmonic recognizes revenue from these agreements based on the relative fair value of the products and services as they are delivered. The determination of the fair value of the elements is based on a number of factors, including the amount charged to other customers for products or services, price lists, or other relevant information. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the agreement to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

For certain products where software is more than an incidental, but less than essential component of the hardware, or where software has been identified as a separate element included in a multiple element arrangement, we recognize software license revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain

Transactions” (“SOP 98-9”). SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting; (2) vendor specific objective evidence of the fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for vendor specific objective evidence of the fair value of each delivered element of the arrangement are satisfied.

Shipping and Handling Costs. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of sales” in the Consolidated Statement of Operations.

Inventories. Inventories are stated at the lower of cost, using the weighted average method, or market. Harmonic establishes provisions for excess and obsolete inventories after evaluation of historical sales and future demand and market conditions, expected product lifecycles and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales.

Capitalized Software Development Costs. Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, the time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software, has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 5 years for furniture and fixtures, and up to 4 years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets up to 10 years or the lease term of the respective assets. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2003, 2002 and 2001 were $12.3 million, $15.7 million and $18.2 million, respectively.

Goodwill and Intangible Assets. Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired, or goodwill. Purchased intangible assets include customer base, developed technology, trademark and tradename, and supply agreements. On January 1, 2002, Harmonic adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and in accordance with this statement, the Company reclassified assembled workforce, net of related deferred tax liabilities, to goodwill, ceased amortizing goodwill, and performed impairment tests of goodwill and intangible assets. See Note 3, “Goodwill and Identified Intangibles”.

Impairment of Long-Lived Assets. Long-lived assets, such as other intangibles and property and equipment, are evaluated for recoverability when indicators of impairment are present. On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of other intangible assets and long-lived assets on the basis of undiscounted cash flows from each asset group. Under SFAS No. 144, if impairment is indicated, provisions for impairment are determined based on the fair value, using discounted cash flows. No impairment losses were incurred in the periods presented.

Restructuring Costs and Accruals for Excess Facilities. For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when the Company committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected sublease rental income for each excess facility. For restructuring activities initiated after December 31, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Accrued warranties. The Company accrues for estimated warranty at the time of product shipment and records such accrued liabilities as part of “Cost of sales”. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims.

Currency Translation. The functional currency of the Company’s Israeli operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from re-measuring foreign currency denominated balances into U.S. dollars are included in interest and other income, net.

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

Advertising Expenses. Harmonic expenses the cost of advertising as incurred. During 2003, 2002 and 2001, advertising expenses were not material to results of operations.

Stock Based Compensation. Harmonic accounts for employee stock option plans in accordance with Accounting Principles Board No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and has adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which was issued in December 2002. If charges for Harmonic’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,
	(In thousands, except per share data)

	2003	2002	2001

Net loss as reported	$(29,433)	$(76,918)	$(166,407)
Deduct: Stock expense included in net loss, net of related tax effects	—	372	—
Add: Total stock expense determined under fair value based method for all awards, net of related tax effects	(10,539)	(13,216)	(21,890)

Pro forma net loss	$(39,972)	$(89,762)	$(188,297)

Basic and Diluted net loss per share:
As reported	$(0.47)	$(1.29)	$(2.84)

Pro forma	$(0.64)	$(1.50)	$(3.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	2003	2002	2001	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	126%	122%	112%	131%	139%	142%
Risk-free interest rate	2.3%	3.2%	4.2%	1.7%	3.4%	3.9%
Expected life (years)	3.6	3.4	3.3	1.3	1.4	1.2

Comprehensive Income (Loss). Comprehensive income (loss) includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Harmonic’s comprehensive income (loss) has been presented in the Consolidated Statement of Stockholders’ Equity.

Accounting for Derivatives and Hedging Activities. Harmonic accounts for derivative financial instruments and hedging contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging activities” which require that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists.

Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Harmonic had no forward contracts outstanding as of December 31, 2003 and 2002.

Reclassification. Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2003 presentation. These reclassifications have no material impact on previously reported net loss or cash flows.

Note 2: Recent Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting for the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003, subsequently delayed to December 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins The primary purpose of SAB 104 was to remove multiple element guidance in SAB 101 that is superseded by and potentially in conflict with EITF Issue No. 00-21. The Company adopted the provisions of SAB No. 104 effective December 17, 2003. The adoption did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

Note 3: Goodwill and Identified Intangibles

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

For purposes of applying SFAS No. 142, management believes the operating divisions, BAN and CS, represent the Company’s reporting units. CS is the only reporting unit with goodwill and intangible assets. The Company performed the transitional goodwill impairment test in the first quarter of 2002 and the annual impairment test of goodwill in the fourth quarter of 2002 and 2003. In all instances, the fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill, and therefore, goodwill was determined not to be impaired.

The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of goodwill and assembled workforce, net of related tax effects, for the fiscal year ended December 31, 2001:

Year Ended
December 31, 2001

(In thousands,
except per share
data)

Reported net loss	$(166,407)
Goodwill amortization	673
Assembled workforce amortization, net of tax	1,092

Adjusted net loss	$(164,642)

Basic and diluted net loss per share:
Reported net loss	$(2.84)
Goodwill amortization	0.01
Assembled workforce amortization, net of tax	0.02

Adjusted net loss per share	$(2.81)

For the years ended December 31, 2003, 2002 and 2001, the Company recorded a total of $13.9 million, $18.7 million and $20.7 million, respectively, of amortization expense for identified intangibles, of which $6.2 million, $9.1 million and $8.1 million, respectively, was included in cost of sales. Estimated future amortization expense for identified intangibles is $13.9 million for 2004, of which $6.2 million will be included in cost of sales, and $4.6 million for 2005, of which $2.1 million will be included in cost of sales. The following is a summary of goodwill and intangible assets as of December 31, 2003 and December 31, 2002:

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Identified intangibles:
Developed core technology	$29,059	$(21,703)	$7,356	$29,059	$(16,186)	$12,873
Customer base	33,295	(24,112)	9,183	33,295	(17,226)	16,069
Trademark and tradename	4,076	(2,949)	1,127	4,076	(2,103)	1,973
Supply agreement	3,107	(2,248)	859	3,107	(1,603)	1,504

Subtotal of identified intangibles	69,537	(51,012)	18,525	69,537	(37,118)	32,419
Goodwill	1,780	—	1,780	1,780	—	1,780

Total goodwill and other intangibles	$71,317	$(51,012)	$20,305	$71,317	$(37,118)	$34,199

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

As a result of uncertain market conditions and lower sales during the second half of 2002, the Company implemented further workforce reductions of approximately 120 full-time employees. Harmonic recorded severance and other costs totaling $1.5 million and paid $1.1 million during 2002 and $0.4 million during 2003 associated with these actions. At December 31, 2003, remaining accrued severance costs were $34 thousand and will be paid during 2004.

In addition to the work force reductions in the second half of 2002, management reassessed the accrual for the costs of excess facilities in light of the Company’s reduced headcount, difficult business conditions, and a weak local commercial real estate market, and changed its estimates with regard to the expected timing and amount of sublease income due to the substantial and growing surplus of vacant commercial space in the San Francisco Bay Area. Harmonic recorded an additional excess facilities charge of $22.5 million, net of sublease income, to selling, general and administrative expenses for facilities that Harmonic did not intend to occupy. As of December 31, 2002, accrued excess facilities cost totaled $41.6 million of which $6.8 million was included in current accrued liabilities and $34.8 million in other non-current liabilities. The Company incurred cash outlays of $3.8 million, net of $0.2 million of sublease income, during 2002 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. As of December 31, 2003, accrued excess facilities cost totaled $34.7 million of which $6.1 million was included in current accrued liabilities and $28.6 million in other non-current liabilities. The Company incurred cash outlays of $5.5 million during 2003 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. In 2004, Harmonic expects to pay approximately $6.0 million of excess facility lease costs, net of estimated sublease income, and to pay the remaining $28.6 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic plans to reassess this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. The review performed in the third quarter of 2003 resulted in the liability being decreased by $3.3 million due to a revision in the assumptions as to the unoccupied portion of a building. This revision was offset by a correction of straight-line rent expense of $2.3 million as a result of a lease extension on another building. This lease extension was a condition of leasing three additional buildings at corporate headquarters and resulted in all leases terminating in September 2010. Because the effect of the correction on any quarter or year was not material to these results of operations and financial position, the non-cash adjustment was recorded in the current year. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.

The following table summarizes restructuring activities:

	Workforce	Excess
	Reduction	Facilities	Total

	(In thousands)
Balance at January 1, 2002	$—	$22,842	$22,842
Provisions	1,505	22,500	24,005
Cash payments, net of sublease income	(1,091)	(3,748)	(4,839)

Balance at December 31, 2002	414	41,594	42,008
Provisions	15	(1,404)	(1,389)
Cash payments	(395)	(5,523)	(5,918)

Balance at December 31, 2003	$34	$34,667	$(34,701)

As a result of the significant reduction in demand for its products, principally BAN division products, Harmonic recorded provisions of $39.2 million during 2001 for excess and obsolete inventories in accordance with its policy and demand forecasts.

Note 5: Cash, Cash Equivalents and Investments

At December 31, 2003 and 2002, cash, cash equivalents and short-term investments are summarized as follows:

	December 31,

	2003	2002

	(In thousands)
Cash and cash equivalents	$41,877	$21,542
Short-term investments:
Less than one year	38,031	26,116
Due in 1-2 years	32,689	1,500

Total short-term investments	70,720	27,616
Total cash, cash equivalents and short-term investments	$112,597	$49,158

Harmonic’s short-term investments are stated at fair value, which approximate the cost of investments and are comprised of principally corporate debt securities.

Note 6: Balance Sheet Details

	December 31,

	2003	2002

	(In thousands)
Accounts receivable, net:
Accounts receivable	$43,227	$30,959
Unbilled accounts receivable	619	166

	43,846	31,125
Less: allowance for doubtful accounts, returns and discounts	(5,318)	(6,641)

	$38,528	$24,484

Inventories:
Raw materials	$9,594	$10,944
Work-in-process	1,135	1,404
Finished goods	11,696	13,556

	$22,425	$25,904

Property and equipment:
Furniture and fixtures	$7,470	$7,391
Machinery and equipment	84,261	81,408
Leasehold improvements	25,792	25,700

	117,523	114,499
Less: accumulated depreciation and amortization	(94,065)	(82,043)

	$23,458	$32,456

	December 31,

	2003	2002

	(In thousands)
Intangibles and other assets:
Identified intangibles, net of amortization	$18,525	$32,419
Goodwill	1,780	1,780
Other assets	1,217	1,163

	$21,522	$35,362

Accrued liabilities:	$25,029
Pre-merger tax liability and other taxes	6,040	$23,918
Accrued excess facilities costs — current	6,356	6,840
Accrued compensation	4,886	6,512
Accrued warranty	7,509	5,866
Other		6,565

	$49,820	$49,701

Note 7: Net Loss Per Share

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for 2003, 2002, and 2001 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. In 2003, 2002 and 2001, 6,977,019, 7,418,456 and 4,901,394 of weighted average antidilutive securities, including options, were excluded from the net loss per share computations, respectively, because their effect is antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Year ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss (numerator)	$(29,433)	$(76,918)	$(166,407)

Shares calculation (denominator):
Weighted average shares outstanding — basic	62,288	59,779	58,540
Effect of Dilutive Securities:
Potential Common Stock relating to stock options	—	—	—

Average shares outstanding — diluted	62,288	59,779	58,540

Net loss per share — basic and diluted	$(0.47)	$(1.29)	$(2.84)

Note 8: Credit Facilities and Long-Term Debt

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which was amended and restated in December 2003, expires in December 2004, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $65.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At December 31, 2003, Harmonic was in compliance with the covenants under this line of credit facility. The December 2003 amendment resulted in the company paying a fee of approximately $8 thousand and requiring payment of approximately $30 thousand of additional fees if the company does not maintain an unrestricted deposit of $25.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0%) or prime plus 1.0% (prime rate plus 0.5%-1.5% for equipment borrowings) depending upon the Company’s total cash position and previous six months’ revenue. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of December 31, 2003, $1.7 million was outstanding under the equipment term loan portion of this facility of which $1.0 million was borrowed during 2003. The term loan is payable monthly, including principal and interest at 4.0% per annum on outstanding borrowings as of December 31, 2003 and matures at various dates through January 2007. Other than standby letters of credit and guarantees (Note 14), there were no other outstanding borrowings or commitments under the line of credit facility as of December 31, 2003.

As of December 31, 2002, Harmonic’s bank line of credit facility contained financial and other covenants including a minimum cash covenant established in the November 2002 modification which required the Company to maintain at least 35% of its cash, cash equivalents and short-term investments with the bank.

Note 9: Capital Stock

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

Stock Issuances. During 2003, Harmonic issued 10,350,000 shares of common stock in a public offering, including shares sold upon exercises of over-allotment options, at a price of $7.40 per share. The net proceeds to the Company were approximately $71.4 million, which is net of underwriters’ discounts and commissions of approximately $4.2 million and related legal, accounting, printing and other expenses totaling approximately $0.9 million. The Form S-3 registration statement used in the public offering remains effective and Harmonic continues to have the ability to use the registration statement to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs.

Note 10: Benefit Plans

Stock Option Plans. Harmonic has reserved 10,923,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant.

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

The following table summarizes activities under the Plans:

			Weighted
	Shares	Stock	Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

	(In thousands except exercise price)
Balance at December 31, 2000	751	7,642	$22.73
Shares authorized	2,000	—	—
Options granted	(2,717)	2,717	9.06
Options exercised	—	(447)	5.50
Options canceled	1,777	(1,777)	19.72
Options expired	—	(970)	32.91

Balance at December 31, 2001	1,811	7,165	17.99
Shares authorized	1,800	—	—
Options granted	(1,871)	1,871	9.78
Options exercised	—	(205)	3.00
Options canceled	1,038	(1,038)	14.59
Options expired	(14)	(489)	16.16

Balance at December 31, 2002	2,764	7,304	16.91
Shares authorized	1,500	—	—
Options granted	(1,495)	1,495	3.61
Options exercised	—	(85)	2.32
Options canceled	635	(635)	13.11
Options expired	—	(132)	42.71

Balance at December 31, 2003	3,404	7,947	$14.44

The following table summarizes information regarding stock options outstanding at December 31, 2003:

	Stock Options Outstanding		Stock Options Exercisable

		Weighted-Average
Range of	Number Outstanding	Remaining		Number Exercisable
Exercise	at December 31,	Contractual Life	Weighted-Average	at December 31,	Weighted Average
Prices	2003	(Years)	Exercise Price	2003	Exercise Price

(In thousands, except exercise price and life)
$0.90 – 3.46	1,439	8.8	$3.30	79	$1.83
3.47 – 8.65	1,244	5.4	6.72	962	6.88
8.68 – 9.13	1,208	7.0	9.11	889	9.11
9.25 – 10.44	1,472	7.4	10.39	827	10.38
10.58 – 23.57	1,655	6.5	21.12	1,352	21.49
23.75 – 50.72	632	5.5	28.94	617	28.87
53.02 – 121.68	297	6.1	74.22	288	74.10

	7,947	6.9	$14.44	5,014	$18.28

The weighted-average fair value of options granted was $2.74, $7.24, and $6.33 for 2003, 2002, and 2001, respectively.

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. The 2002 Purchase Plan, which has reserved 1,500,000 shares for issuance, enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods generally begin on the first trading day on or after

January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2003, 2002, and 2001, the number of shares of stock issued under the purchase plans were 725,086, 780,670, and 813,181 shares at weighted average prices of $2.24, $3.99, and $4.80, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.15, $5.21, and $6.30 for 2003, 2002, and 2001, respectively. At December 31, 2003, 774,914 shares were reserved for future issuances under the 2002 Purchase Plan.

As of December 31, 2003, based on employee participation rates and its stock price, Harmonic believes that it may have insufficient shares reserved for issuance under its Purchase Plan to cover all expected purchases under offering periods that have commenced and which run through January 2, 2006. Although Harmonic has sufficient authorized shares to satisfy purchases during its current six month purchase periods ending January 2, 2004 and July 1, 2004, Harmonic believes that approximately 90,000 additional shares will be required to meet expected purchases under the six month purchase periods ending January 2, 2005, July 1, 2005 and January 2, 2006. The issuance of these additional shares requires Board and stockholder approval. Harmonic expects to request stockholder approval in May 2004. The terms of the Purchase Plan allow for the plan administrator to terminate the Purchase Plan at any time or allocate a specific number of shares to be issued at each purchase period. If additional shares are authorized to be issued in relation to these purchase periods, stock-based compensation expense may result. Stock-based compensation expense will be re-measured quarterly, will be recognized as earned using the multiple option method, will fluctuate as the price per share of Harmonic Common Stock fluctuates and could be significant. Final measurement of any stock-based compensation expense will occur on the stock purchase date at the end of each six month purchase period.

Retirement/ Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. Such amounts totaled $0.2 million in 2003, $0.3 million in 2002, and $0.3 million in 2001.

Note 11: Income Taxes

The provision for (benefit from) income taxes consists of the following:

	December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	300	279	2,000
State	—	65	—

	300	344	2,000
Deferred:
Federal	—	156	(1,580)
Foreign	—	—	—
State	—	—	(1,226)

	—	156	(2,806)

	$300	$500	$(806)

Harmonic’s provision for (benefit from) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows:

	December 31,

	2003	2002	2001

	(In thousands)
Benefit from income taxes at statutory rate	$(10,197)	$(26,746)	$(58,395)
Differential in rates on foreign earnings	325	1,183	6,324
State taxes, net of federal benefit	(696)	(4,620)	(10,782)
Acquired in-process technology and non-deductible goodwill	—	—	791
Research and development credit	(551)	(5,700)	—
Valuation allowance	11,129	41,883	63,026
Other	290	(5,500)	(1,770)

Net provision for (benefit from) income taxes	$300	$500	$(806)

Deferred tax assets (liabilities) comprise the following:

	December 31,

	2003	2002	2001

	(In thousands)
Deferred tax assets:
Reserves and accruals	$41,219	$52,121	$42,934
Net operating loss carryovers	64,918	48,128	26,892
Depreciation and amortization	4,445	4,613	4,312
Research and development credit carryovers	12,408	10,898	2,265
Other	8,182	2,440	7,716

Total deferred tax assets	131,172	118,200	84,119
Valuation allowance	(123,615)	(104,909)	(63,026)

Net deferred tax assets	7,557	13,291	21,093
Deferred tax liabilities:
Intangibles	(7,557)	(13,291)	(21,093)

Net deferred tax assets (liabilities)	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $18.7 million and $41.9 million for the years ended December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company had tax net operating loss carryforwards for federal income tax purposes of approximately $180.3 million, which expire beginning in the year 2020. The Company also has state net operating loss carryforwards of approximately $31.5 million, which expire beginning in 2004. As of December 31, 2003, the Company also had federal and state tax credit carryovers of approximately $7.6 million and $8.5 million, respectively, available to offset future taxable income. The federal credits expire beginning 2004, while the state credits will not expire.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.8 million of pre-merger tax liabilities remain outstanding and Harmonic expects final settlement of these obligations to a variety of taxing authorities and LSI Logic during 2004. These amounts have been included in accrued liabilities.

Note 12: Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. The Company has been organized into two operating segments: BAN, for fiber optic systems, and CS, for digital headend systems. Each segment has its own management team directing its product development, marketing strategies and its customer service requirements. A separate sales force generally supports both segments with appropriate product and market specialization as required.

The results of the reportable segments are derived directly from Harmonic’s management reporting system. These results reported below are based on Harmonic’s method of internal reporting and are not necessarily presented in conformity with generally accepted accounting principles. Management measures the performance of each segment based on several metrics, including revenue and income or loss from segment operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Income (loss) from segment operations excludes intangible amortization expense, corporate expenses, excess facilities charges, eliminations, and interest and other income, net. Corporate expenses and excess facilities charges, include human resources, legal, finance and other corporate departments, facility adjustment charges of $1.4 million, $22.5 million and $30.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, and intercompany eliminations. Net income or loss, and assets and liabilities are not internally reported by business segment.

Segment Sales and Profit:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net sales:
Convergent Systems (CS)	$113,207	$109,718	$129,038
Broadband Access Networks (BAN)	69,069	76,914	74,772

Total net sales	$182,276	$186,632	$203,810

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income (loss) from segment operations:
Convergent Systems	(4,398)	(15,649)	(36,254)
Broadband Access Networks	$1,102	$(4,033)	$(60,103)

Loss from segment operations	(3,296)	(19,682)	(96,357)
Amortization of intangibles	(13,894)	(18,648)	(20,741)
Interest and other income, net	1,412	931	1,574
Facilities adjustments	1,376	(22,500)	(30,100)
Corporate expenses and eliminations	(14,731)	(16,519)	(21,589)

Loss before income taxes	$(29,133)	$(76,418)	$(167,213)

Geographic Information:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net sales:
United States	$130,226	$133,222	$121,479
International	52,050	53,410	82,331

Total	$182,276	$186,632	$203,810

Property, equipment and intangibles:
United States	$41,905	$64,863	$96,472
International	1,858	1,792	2,285

Total	$43,763	$66,655	$98,757

Major Customers. To date, a substantial majority of Harmonic’s net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2003, sales to Comcast accounted for 32%. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales, respectively. In 2001, sales to DIRECTV and Charter Communications accounted for 13% and 11% of net sales, respectively.

Note 13: Related Party

A director of Harmonic since January 2002 is CEO of Broadband Services Inc. (BSI). BSI has purchased products from Harmonic in connection with its supply chain management and fulfillment services business. Revenues from BSI were $31 thousand for the year ended December 31, 2003 and $8.9 million for the year ended December 31, 2002. Accounts receivable from BSI were zero as of December 31, 2003 and $0.4 million as of December 31, 2002. This director is also a director of Terayon Communications, with whom the Company signed a reseller agreement for certain products during the second quarter of 2002. During 2003 and 2002, the Company purchased approximately $3.0 million and $1.1 million, respectively, in products from Terayon. As of December 31, 2003 and 2002, Harmonic had liabilities to Terayon of approximately $0.3 million and $0.5 million, respectively, for inventory purchases.

Note 14: Guarantees

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

Balance as of January 1, 2003	$5,866
Accrual for warranties	4,602
Warranty costs incurred	(5,582)

Balance as of December 31, 2003	$4,886

Standby Letters of Credit. As of December 31, 2003 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to a litigation settlement, customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $2.8 million.

Indemnifications. Harmonic indemnifies the members of its Board of Directors pursuant to the requirements of its bylaws, and some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through December 31, 2003.

Guarantees. As of December 31, 2003, Harmonic had no other guarantees outstanding.

Note 15: Commitments and Contingencies

Commitments — Facilities Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through September 2010. Total lease payments related to these operating leases were $10.4 million, $11.5 million and $10.5 million for 2003, 2002 and 2001, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2002, are as follows (in thousands):

2004	$10,053
2005	9,949
2006	11,060
2007	12,435
2008	12,486
Thereafter	22,409

$78,392

As of December 31, 2003, $35.3 million of these lease costs were provided for as accrued excess facility costs. See Note 4 “Restructuring, Excess Facilities and Inventory Provisions.”

Commitments — Royalties. Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2003, 2002 and 2001 royalty expenses were $0.6 million, $0.6 million and $0.7 million, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers. The Company uses several contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assembly and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allows them to procure inventory based upon criteria as defined by the Company.

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

Note 16: Legal Proceedings

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. Plaintiffs filed their opening brief on December 3, 2003. Defendants filed their answering briefs on March 2, 2004. Plaintiffs’ optional reply brief is due fourteen days from service of the answering briefs. No hearing has been scheduled yet.

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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Although the parties initially agreed in principle to a dismissal without prejudice on similar terms as in the federal derivative action, after further discussion, the parties decided that the stay currently in place suffices to protect their respective interests.

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

Harmonic announced on July 17, 2003 a settlement of its litigation with Power and Telephone Supply (P&T) in Federal court in Tennessee. Under the terms of the settlement agreement, Harmonic agreed to pay $2.8 million to P&T in release of all outstanding claims. The settlement follows summary judgment against Harmonic on certain of the claims made by P&T under a Tennessee statute relating to retailers and suppliers. These claims arose from the cancellation of purchase orders on P&T by one of its end-customers in 2000. Harmonic’s operating results for the second quarter and twelve months of 2003 include a charge to general and administrative expense of approximately $2.7 million related to the settlement with P&T. The settlement charge is net of the value of products returned and other costs. Harmonic paid $1.0 million of the settlement on July 24, 2003 and paid the balance of $1.8 million on January 15, 2004.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, Harmonic is unable to determine whether it will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if it elects to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and our chief financial officer participated in the evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e)) as of December 31, 2003, and have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that could potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder. There were no significant changes in our internal controls identified in connection with the evaluation as of December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2004 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2004 Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of Registrant

Information concerning our directors required by this Item will be set forth in the 2004 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

Information concerning our executive officers required by this Item is included in Part I, Item 1 hereof under the caption, “Executive Officers of Registrant”.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2004 Proxy Statement and is incorporated herein by reference.

Harmonic has adopted a Code of Business Conduct and Ethics for Senior Operational and Financial Leadership (the “Code”) which applies to its Chairman and Chief Executive Officer, its Chief Financial Officer, its Corporate Controller and

other senior operational and financial management. The Code of Ethics is available on the Company’s website at www.harmonicinc.com.

Harmonic intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address specified above, and to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2004 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2004 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required for this item will be set forth in the 2004 Proxy Statement in the section titled “Independent Public Accountants” under the captions “Audit Fees.” “Audit Related Fees,” “Tax Fees” and “All Other Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 on page 45 of this Annual Report on Form 10-K:

(a) (2)	Financial Statement Schedules. The following are filed as part of this Annual Report on Form 10-K:

Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves.

All other financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts, Returns and Discounts

	Balance at			Deduction	Balance at
	Beginning	Charges to	Charges to	from	End of
	of Period	Revenue	Expense	Reserves	Period

	(In thousands)
2003	6,641	769	(1,623)	(469)	5,318
2002	8,595	2,272	3,576	(7,802)	6,641
2001	6,920	9,776	3,988	(12,089)	8,595

(a) (3)	Exhibits. The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of Harmonic’s Common Stock.

(b)    Reports on Form 8-K.

Date

October 16, 2003	On October 16, 2003, the Company issued a press release announcing results for the quarter ended September 26, 2003 and furnished its press release on Form 8-K.
October 24, 2003	On October 24, 2003, the Company filed its unaudited condensed consolidated financial statements as of and for the period ended September 26, 2003 on Form 8-K for purposes of incorporating by reference these financial statements into Harmonic Registration Statement on Form S-3 (File No. 333-84430) filed by Harmonic under the Securities Act of 1933, as amended.
November 3, 2003	On October 29, 2003, the Company entered into an Underwriting Agreement with UBS Securities LLC, SoundView Technology Corporation and Needham & Company, Inc. as managing underwriters on behalf of the several underwriters listed in Schedule A thereto (collectively, the “Underwriters”) relating to the offering and sale of 9 million shares of the Company’s common stock (“Common Stock”) at a purchase price to the public of $7.40 per share. In the Underwriting Agreement, the Company granted to the Underwriters an option to purchase from the Company, solely for the purpose of covering over-allotments, up to 1.35 million additional shares of Common Stock and furnished its press release on Form 8-K.
November 13, 2003	On November 12, 2003, the Company issued a press release announcing that the underwriters of its public offering of 9 million shares of common stock at a price of $7.40 per share had exercised their option to purchase 1.35 million additional shares of common stock to cover over-allotments, resulting in an aggregate public offering price from the over-allotment shares of $9.99 million, and furnished its press release on Form 8-K.

(c)    See response to Item 15(a)(3) above.

(d)    See response to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 8, 2004.

HARMONIC INC.

By:	/s/ ANTHONY J. LEY

Anthony J. Ley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY J. LEY (Anthony J. Ley)	Chairman, President & Chief Executive Officer (Principal Executive Officer)	March 8, 2004

/s/ ROBIN N. DICKSON (Robin N. Dickson)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	March 8, 2004

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	March 8, 2004

/s/ LEWIS SOLOMON (Lewis Solomon)	Director	March 8, 2004

/s/ MICHEL L. VAILLAUD (Michel L. Vaillaud)	Director	March 8, 2004

/s/ DAVID R. VAN VALKENBURG (David Van Valkenburg)	Director	March 8, 2004

EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi) or (xii) are incorporated herein by reference.

Exhibit
Number

2	.1(v)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and the Registrant dated October 27, 1999
3	.1(ix)	Certificate of Incorporation of Registrant as amended
3	.2(x)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating in Preferred Stock of Registrant
3	.3(x)	Amended and Restated Bylaws of Registrant
4	.1(i)	Form of Common Stock Certificate
4	.2(x)	Preferred Stock Rights Agreement dated July 24, 2002 between the Registrant and Mellon Investor Services LLC
10	.1(i)	Form of Indemnification Agreement
10	.2(i)*	1988 Stock Option Plan and form of Stock Option Agreement
10	.3(i)*	1995 Stock Plan and form of Stock Option Agreement
10	.4(i)*	1995 Employee Stock Purchase Plan and form of Subscription Agreement
10	.5(i)*	1995 Director Option Plan and form of Director Option Agreement
10	.6(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Registrant and certain holders of Registrant’s Common Stock
10	.7(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon Valley Bank
10	.8(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Company
10	.9*	Change of Control Severance Agreement dated February 20, 2004 between Registrant and Anthony J. Ley
10	.10*	Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant
10	.11(iv)*	1997 Nonstatutory Stock Option Plan
10	.12(vi)*	1999 Nonstatutory Stock Option Plan
10	.13(vii)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California
10	.14(vii)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California
10	.15(vii)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California
10	.16(vii)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California
10	.17(vii)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California
10	.18(ix)	Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001 between Registrant and Silicon Valley Bank
10	.19(ix)	Modification dated December 14, 2001 to the Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001, between Registrant and Silicon Valley Bank
10	.21(xi)	Amendment to Loan Documents, dated September 26, 2003, by and between Silicon Valley Bank and Harmonic Inc.
10	.22(xii)	2002 Director Option Plan and Form of Stock Option Agreement
10	.23(xii)	2002 Employee Stock Purchase Plan and Form of Subscription Agreement
10	.24(viii)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic
10.25		Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 19, 2003
21.1		Subsidiaries of Registrant
23.1		Consent of Independent Accountants
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(iv)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated January 14, 1998.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.

(vi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(vii)	Previously filed as an Exhibit to the Company’s Amendment to its Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2000.

(viii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.

(ix)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(xi)	Previously filed as an Exhibit to the Company Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2002.