Form 10-Q
period 2004-04-02
HARMONIC INC
filed 2004-05-12
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 2, 2004.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to ..

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

Yes       [X]            No       [   ]

As of April 2, 2004, there were 71,811,027 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	April 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,826	$41,877
Short-term investments	71,540	70,720
Accounts receivable, net of allowances of $5,431 and $5,318, respectively	32,360	38,528
Inventories	28,323	22,425
Prepaid expenses and other current assets	6,134	6,196

Total current assets	175,183	179,746
Property and equipment, net of accumulated depreciation of $96,472 and $94,065, respectively	22,555	23,458
Intangibles and other assets	18,037	21,522

Total Assets	$215,775	$224,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$882	$1,027
Accounts payable	15,180	14,863
Income taxes payable	6,924	6,935
Deferred revenue	6,986	11,712
Accrued liabilities	46,968	49,820

Total current liabilities	76,940	84,357
Long-term debt, less current portion	581	629
Accrued excess facilities costs, long-term	27,603	28,627
Other non-current liabilities	5,231	4,952

Total liabilities	110,355	118,565

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity: Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 71,811 and 71,240 shares issued and outstanding	72	71
Capital in excess of par value	2,038,487	2,036,522
Accumulated deficit	(1,933,135)	(1,930,558)
Accumulated other comprehensive income	(4)	126

Total stockholders’ equity	105,420	106,161

Total Liabilities and Stockholders’ Equity	$215,775	$224,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	April 2, 2004	March 28, 2003
Net sales	$55,106	$37,041
Cost of sales	33,219	26,294

Gross profit	21,887	10,747

Operating expenses:
Research and development	8,850	8,503
Selling, general and administrative	13,994	12,063
Amortization of intangibles	1,933	1,933

Total operating expenses	24,777	22,499

Loss from operations	(2,890)	(11,752)
Interest and other income, net	413	185

Loss before income taxes	(2,477)	(11,567)
Provision for income taxes	100	100

Net loss	$(2,577)	$(11,667)

Net loss per share Basic and Diluted	$(0.04)	$(0.19)

Weighted average shares Basic and Diluted	71,713	60,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	April 2, 2004	March 28, 2003
Cash flows from operating activities:
Net loss	$(2,577)	$(11,667)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	3,473	3,473
Depreciation	2,461	3,317
Stock option charge	8	17
Benefit from excess and obsolete inventories	(667)	(1,058)
Loss on disposal of fixed assets	89	—
Deferred income taxes	3	—
Changes in assets and liabilities:
Accounts receivable	6,259	(3,919)
Inventories	(5,200)	4,300
Prepaid expenses and other assets	107	879
Accounts payable	317	4,132
Deferred revenue	(4,726)	264
Income taxes payable	(26)	(6)
Accrued excess facilities costs	(1,164)	(1,361)
Accrued and other liabilities	(2,782)	(3,872)

Net cash used in operating activities	(4,425)	(5,501)

Cash flows from investing activities:
Purchases of investments	(22,561)	(3,735)
Proceeds from sale of investments	21,780	14,898
Acquisition of property and equipment	(1,647)	(613)

Net cash provided by (used in) investing activities	(2,428)	10,550

Cash flows from financing activities:
Borrowings under bank line and term loan	228	131
Repayments under bank line and term loan	(421)	(434)
Proceeds from issuance of common stock, net	1,958	863

Net cash provided by financing activities	1,765	560

Effect of exchange rate changes on cash and cash equivalents	37	(76)

Net increase (decrease) in cash and cash equivalents	(5,051)	5,533
Cash and cash equivalents at beginning of period	41,877	21,542

Cash and cash equivalents at end of period	$36,826	$27,075

Supplemental disclosure of cash flow information:
Interest paid during the period	$21	$57
Income tax payments, net	$152	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2004. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2004, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee Stock Plans

Harmonic accounts for employee stock option plans in accordance with Accounting Principles Board No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and has adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” If charges for Harmonic’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended
In thousands, except per share data (Unaudited)	April 2, 2004	March 28, 2003
Net loss as reported	$(2,577)	$(11,667)
Add: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(2,603)	(2,840)

Pro forma net loss	$(5,180)	$(14,507)

Basic and Diluted net loss per share:
As reported	$(0.04)	$(0.19)

Pro forma	$(0.07)	$(0.24)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

In accordance with SFAS No. 123, stock options granted to non-employees are valued using the Black-Scholes option-pricing model and stock expense is recognized as earned. Stock expense is recognized on an accelerated basis using the multiple option method presented in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the three month period ended April 2, 2004, Harmonic recorded $8 thousand of non-employee stock expenses. For the three month period ended March 28, 2003, Harmonic recorded $17 thousand of non-employee stock expenses.

NOTE 3 — CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Harmonic’s short-term investments are stated at fair value, which approximate the cost of investments and are principally comprised of government and corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year. At April 2, 2004 and December 31, 2003, cash, cash equivalents and short-term investments are summarized as follows:

	April 2, 2004	December 31, 2003
In Thousands	(Unaudited)
Cash and cash equivalents	$36,826	$41,877

Short-term investments:
Less than one year	37,780	38,031
Due in 1-2 years	33,760	32,689

Total short-term investments	71,540	70,720

Total cash, cash equivalents and short-term investments	$108,366	$112,597

Harmonic’s short-term investments are stated at fair value, which approximates the cost of investments and are comprised of principally government and corporate debt securities.

NOTE 4 — INVENTORIES

Inventories consist of:

	April 2, 2004	December 31, 2003
In Thousands	(Unaudited)
Raw materials	$8,997	$9,594
Work-in-process	1,918	1,135
Finished goods	17,408	11,696

	$28,323	$22,425

NOTE 5 — GOODWILL AND IDENTIFIED INTANGIBLES

Harmonic accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes that the operating segments, Convergent Systems, or CS, for digital headend systems, and Broadband Access Networks, or BAN, for fiber optic systems, represent the Company’s reporting units, and CS is the only reporting unit with goodwill and intangible assets. For the three months ended April 2, 2004 and March 28, 2003, the Company recorded a total of $3.5 million of amortization expense in each period for identified intangibles of which $1.5 million was included in cost of sales in each period. Estimated future amortization expense of identified intangibles is $10.4 million for the remaining nine months of 2004, and $4.6 million for the fiscal year 2005. Future amortization expense to be included in cost of sales is estimated to be $4.6 million for the remainder of 2004, and $2.1 million for the fiscal year 2005.

The following is a summary of goodwill and intangible assets as of April 2, 2004 and December 31, 2003:

	April 2, 2004			December 31, 2003
		(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Developed core technology	$29,059	$(23,082)	$5,977	$29,059	$(21,703)	$7,356
Customer base	33,295	(25,834)	7,461	33,295	(24,112)	9,183
Trademark and tradename	4,076	(3,160)	916	4,076	(2,949)	1,127
Supply agreement	3,107	(2,409)	698	3,107	(2,248)	859

Total of identified intangibles	69,537	(54,485)	15,052	69,537	(51,012)	18,525
Goodwill	1,780	—	1,780	1,780	—	1,780

Total goodwill and other intangibles	$71,317	$(54,485)	$16,832	$71,317	$(51,012)	$20,305

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which was amended and restated in December 2003 and expires in December 2004, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $65.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At April 2, 2004, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate or prime rate plus 1.0% (prime rate plus 0.5%-1.5% for equipment borrowings) depending upon the Company’s total cash position and previous six months’ revenue. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of April 2, 2004, $1.5 million was outstanding under the equipment term loan portion of this facility, of which $0.2 million was borrowed during 2004. The term loan is payable monthly, including principal and interest at 4.5% per annum on outstanding borrowings as of April 2, 2004 and matures at various dates through March 2007. Other than standby letters of credit and guarantees (Note 12), there were no other outstanding borrowings or commitments under the line of credit facility as of April 2, 2004.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three month periods ended April 2, 2004 and March 28, 2003 because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three month periods ended April 2, 2004 and March 28, 2003, 5.6 million and 6.9 million, respectively, of weighted average antidilutive options were excluded from the net loss per share computations because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	Three Months Ended
In Thousands (Unaudited)	April 2, 2004	March 28, 2003
Net loss	$(2,577)	$(11,667)
Change in unrealized gain on investments, net	24	—
Foreign currency translation	(154)	106

Total comprehensive loss	$(2,707)	$(11,561)

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

During the three months ended April 2, 2004, Harmonic paid $34 thousand of severance and other costs, and no liability remains. As of April 2, 2004, accrued excess facilities cost totaled $33.5 million of which $5.9 million was included in current accrued liabilities and $27.6 million in other non-current liabilities. The Company incurred cash outlays of $1.2 million during the first three months of 2004, principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $4.9 million of excess facilities lease costs, net of estimated sublease income, for the remainder of 2004 and to pay the remaining $28.6 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income or changes in other assumptions due to changes in market conditions. In the event the Company is unable to achieve expected levels of sublease rental income, Harmonic will need to revise its estimate of the liability, which could materially impact the Company’s financial position, liquidity, cash flows or results of operations.

The following table summarizes restructuring activities:

In Thousands (Unaudited)	Workforce Reduction	Excess Facilities	Total
Balance at December 31, 2003	$34	$34,667	$34,701
Adjustments		1	1
Cash payments	(34)	(1,165)	(1,199)

Balance at April 2, 2004	$—	$33,503	$33,503

NOTE 10 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Harmonic is organized as two operating segments, Convergent Systems, or CS, for digital headend systems, and Broadband Access Networks, or BAN, for fiber optic systems. Each segment has its own management team directing its product development, marketing strategies and its customer service requirements. A separate sales force generally supports both divisions with appropriate product and market specialization as required.

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

	Three Months Ended
In Thousands (Unaudited)	April 2, 2004	March 28, 2003
Net sales:
Convergent Systems	$35,796	$23,980
Broadband Access Networks	19,310	13,061

Total net sales	$55,106	$37,041

Income (loss) from segment operations:
Convergent Systems	$2,930	$(3,491)
Broadband Access Networks	1,970	(1,427)

Income (loss) from segment operations	4,900	(4,918)
Amortization of intangibles	(3,473)	(3,473)
Interest and other income	413	185
Corporate expenses and eliminations	(4,317)	(3,361)

Loss before income taxes	$(2,477)	$(11,567)

NOTE 11 — RELATED PARTY

A director of Harmonic is also a director of Terayon Communications, with whom the Company has a reseller agreement for certain products. Product purchases from Terayon were approximately $1.0 million and $0.3 million for the three month periods ended April 2, 2004 and March 28, 2003, respectively. As of April 2, 2004 and December 31, 2003, Harmonic had liabilities to Terayon of $0.2 million and $0.3 million, respectively, for inventory purchases.

NOTE 12 — GUARANTEES AND INDEMNIFICATIONS

Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below:

	Three Months Ended
In Thousands (Unaudited)	April 2, 2004	March 28, 2003

Balance at the beginning of the period	$4,886	$5,866
Accrual for warranties	1,254	837
Warranty costs incurred	(1,352)	(1,539)

Balance at the end of the period	$4,788	$5,164

Standby Letters of Credit. As of April 2, 2004 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were related principally to a litigation settlement, customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $2.8 million.

Guarantees. As of April 2, 2004, Harmonic had no outstanding guarantees.

Indemnifications. Harmonic indemnifies the members of its Board of Directors and its officers pursuant to the requirements of its bylaws and pursuant to indemnification agreements entered into with such persons, and some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). No amounts have been accrued in respect of the indemnifications provisions at April 2, 2004.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. Plaintiffs filed their opening brief on December 3, 2003. Defendants filed their answering briefs on March 2, 2004. Plaintiffs’ reply brief was filed on April 16, 2004. No hearing has been scheduled yet.

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

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations of continued customer concentration; increasing competition between cable and satellite operators to offer more channels of digital video and new services; our expectations that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectations regarding the amount of amortization of intangible operating expense we will incur during the remainder of 2004; and our belief that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Quarter Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.

Overview

Harmonic designs, manufactures and sells digital video systems and fiber optic systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand, or VOD, high definition (HD) television, high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital headend products and fiber optic transmission systems to cable television and satellite operators. We offer digital headend products to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems. We also derive a portion of our revenue, directly or indirectly, from sales of fiber optic transmission systems to cable television operators and from telephone companies that offer video services to their customers.

Harmonic has been organized into two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. In the first quarter of 2004, sales of CS products accounted for approximately 65% of net sales, while BAN products accounted for approximately 35% of net sales.

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2004, sales to Comcast Cable, Echostar Satellite Corp. and Cox Communications accounted for 14%, 14% and 13% of net sales, respectively. In the first quarter of 2003, sales to Comcast Cable, DIRECTV, and Echostar Satellite Corp. accounted for 21%, 18% and 14% of net sales, respectively.

Industry capital spending has been and continues to be generally weak compared to levels seen in 1999 and early 2000. However, we believe that our sequential quarterly sales increases in 2003 and the increase in net sales in the first quarter of 2004 compared to the first quarter of 2003 reflected a firmer industry capital spending environment worldwide which favorably impacted Harmonic. We believe that the improved environment was reflected by an increase of 49% in Harmonic’s net sales in the first quarter of 2004 as compared with the first quarter of 2003. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HD television, and an overall improvement in the cable industry capital market. For example, Adelphia Communications, which had declared bankruptcy in June 2002, has obtained debtor-in-possession financing of $1.5 billion, allowing it to resume certain capital expenditure programs. Other customers, such as NTL, have already emerged from bankruptcy.

Sales to customers outside of the United States in the first quarter of 2004 represented 33% of our total net sales. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.

Results of Operations

Harmonic’s historical consolidated statements of operations data for the first quarter of 2004 and 2003 as a percentage of net sales, are as follows:

	Three Months Ended
	April 2, 2004	March 28, 2003
Net sales	100%	100%
Cost of sales	60	71

Gross profit	40	29
Operating expenses:
Research and development	16	23
Selling, general and administrative	25	33
Amortization of intangibles	4	5

Total operating expenses	45	61
Loss from operations	(5)	(32)
Interest and other income, net	1	1

Loss before income taxes	(4)	(31)
Provision for (benefit from) income taxes	—	—

Net loss	(5)%	(31)%

Net Sales

Harmonic’s consolidated, segment and international net sales in the first quarter of 2004 as compared with the corresponding prior period is presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated, segment and international net sales in the first quarter of 2004 as compared with the first quarter of 2003 (in thousands, except percentages).

Segmental Sales Data:

	Three Months Ended
	April 2, 2004	March 28, 2003
Convergent Systems	$35,796	$23,980
Broadband Access Networks	19,310	13,061

Net sales	$55,106	$37,041
Convergent Systems Increase (decrease)	$11,816
Broadband Access Networks Increase (decrease)	6,249

Total Increase (decrease)	$18,065
Convergent Systems Percent change	49.3%
Broadband Access Networks Percent change	47.8%
Total Percent change	48.8%

Net sales increased in the CS division in the first quarter of 2004 compared to the first quarter of 2003, principally due to stronger spending by domestic and international customers. The CS sales in the first quarter of 2004 compared to the first quarter of 2003 benefited from significantly higher sales of the Narrowcast Services Gateway, or NSG, as a result of continued VOD deployments. The increase in the BAN division net sales in the first quarter of 2004 compared to the first quarter of 2003 was due to stronger spending in the U.S. by select cable operators and to a smaller degree by increased spending by international cable operators. BAN sales in the first quarter of 2004 compared to the first quarter of 2003 benefited from increased sales of transmitters and nodes for major network upgrades as well as continuing network improvements, such as node segmentation.

Geographic Sales Data:

	Three Months Ended
	April 2, 2004	March 28, 2003
U.S	$36,768	$27,129
International	18,338	9,912

Net sales	$55,106	$37,041
U.S. Increase (decrease)	$9,639
International Increase (decrease)	8,426

Total Increase (decrease)	$18,065
U.S. Percent change	35.5%
International Percent change	85.0%
Percent change	48.8%

Net sales in the U.S. and international markets increased in the first quarter of 2004 compared to the first quarter of 2003 in both the CS and BAN divisions. The higher CS division sales in the first quarter of 2004 compared to the first quarter of 2003 was due to stronger spending by domestic customers primarily for the roll-out of new services, such as VOD and HD television programming. The international sales increase in CS division sales in the first quarter of 2004 compared to the first quarter of 2003 reflects the stronger capital spending in most markets, and was strongest in Europe, Asia and the Caribbean. The BAN division sales increase in the first quarter of 2004 compared to the first quarter of 2003 was due to increased capital spending by select cable operators in both the domestic and international markets.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2004 as compared with the corresponding prior year period are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in gross profit in the first quarter of 2004 as compared with the first quarter of 2003 (in thousands, except percentages).

	Three Months Ended
	April 2, 2004	March 28, 2003
Gross profit	$21,887	$10,747
As a % of net sales	39.7%	29.0%
Increase (decrease)	$11,140
Percent change	103.7%

The increase in gross profit in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to higher sales, product mix and improvement in factory efficiencies. The increased gross margin percentage in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to lower manufacturing costs due to higher sales volume and lower third party manufacturing costs. In addition, gross profit for the first quarter of 2004 included a benefit of $0.7 million related to products sold for which the cost basis had been written down in prior years, as compared to $1.1 million in the first quarter of 2003.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2004 as compared with the corresponding prior year period are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in research and development expense in the first quarter of 2004 as compared with the first quarter of 2003 (in thousands, except percentages).

	Three Months Ended
	April 2, 2004	March 28, 2003
Research and development	$8,850	$8,503
As a % of net sales	16.1%	23.0%
Increase (decrease)	$347
Percent change	4.1%

The increase in research and development expense in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to increased compensation costs of $0.4 million, outside services of $0.2 million for the development and qualification of fiber-to-the-premises, or FTTP, products, partially offset by lower depreciation of $0.2 million.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2004 as compared with the corresponding prior year period are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in selling, general and administrative expense in the first quarter of 2004 as compared with the first quarter of 2003 (in thousands, except percentages).

	Three Months Ended
	April 2, 2004	March 28, 2003
Selling, general and administrative	$13,994	$12,063
As a % of net sales	25.4%	32.6%
Increase (decrease)	$1,931
Percent change	16.0%

The increase in selling, general and administrative expense in the first quarter of 2004 compared to the first quarter of 2003 was due to an increase in selling costs of $0.9 million primarily in the CS division and increased general and administrative expenses of $1.0 million. The higher selling costs involved increased sales commissions and incentive compensation programs and travel expenses associated with increased sales, increased headcount and overall expense increases. The general and administrative expense increase was primarily due to increased corporate governance costs of $0.4 million, higher compensation expenses of $0.2 million and a mediation settlement of $0.1 million. In addition, bad debt expenses in the first quarter of 2003 included a credit of approximately $0.5 million from the reversal of provisions recorded in 2002 arising from concerns about the financial condition of certain cable operators that subsequently were resolved.

Amortization of Intangibles

Harmonic’s amortization of intangibles expense and the expense as a percentage of consolidated net sales in the first quarter of 2004 as compared with the corresponding prior year period, are presented in the table below (in thousands, except percentages).

	Three Months Ended
	April 2, 2004	March 28, 2003
Amortization of intangibles	$1,933	$1,933
As a % of net sales	3.5%	5.2%

There was no change in amortization of intangibles between the first quarter of 2004 and 2003. Harmonic expects to record approximately $7.7 million in amortization of intangibles in operating expenses in 2004. In the first quarter of 2004 and 2003, approximately $1.5 million of amortization of intangibles was included in cost of sales.

Interest and Other Income, Net

Harmonic’s interest and other income, net, and interest and other income, net as a percentage of consolidated net sales in the first quarter of 2004 as compared with the corresponding prior year period are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in interest and other income, net in the first quarter of 2004 as compared with the first quarter of 2003 (in thousands, except percentages).

	Three Months Ended
	April 2, 2004	March 28, 2003
Interest and other income, net	$413	$185
As a % of net sales	0.7%	0.5%
Increase (decrease)	$228
Percent change	123.2%

The increase in the first quarter of 2004 compared to the first quarter of 2003 was due primarily to higher interest income of $0.3 million as a result of a higher cash, cash equivalents and investments balance in the first quarter of 2004 partially offset by lower foreign exchange gains of $0.2 million in the first quarter of 2004 compared to the first quarter of 2003 as a result of a stronger British pound against the U.S. dollar in the first quarter of 2004.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2004 as compared with the corresponding prior year period are presented in the table below (in thousands, except percentages).

	Three Months Ended
	April 2, 2004	March 28, 2003
Provision for income taxes	$100	$100
As a % of net sales	0.2%	0.3%

There was no change in the provision for income taxes in the first quarter of 2004 compared to the first quarter of 2003 due to foreign income taxes remaining the same.

Segments

Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income, net. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled, Net Sales.

Harmonic’s income (loss) from segment operations and the income (loss) as a percentage of consolidated net sales in the first quarter as compared with the prior year, for each of the first quarter’s results are presented in the tables below. Also presented is the related dollar and percentage increase (decrease) in segment operations results in the first quarter of 2004 as compared with the first quarter of 2003 (in thousands, except percentages).

Convergent Systems (CS)

	Three Months Ended
	April 2, 2004	March 28, 2003
Income (loss) from segment operations	$2,930	$(3,491)
As a % of segment net sales	8.2%	(14.6%)
Increase (decrease)	$6,421
Percent change	183.9%

The increase in CS income from segment operations in the first quarter of 2004 compared to a loss in the first quarter of 2003 was primarily due to increased sales. Gross profit in the first quarter of 2004 increased primarily due to increased sales and lower product costs from third party manufacturers, and operating expenses increased compared to the first quarter of 2003 due to higher selling expenses and slightly higher research and development expenses.

Broadband Access Networks (BAN)

	Three Months Ended
	April 2, 2004	March 28, 2003
Income or (loss) from segment operations	$1,970	$(1,427)
As a % of segment net sales	10.2%	(10.9%)
Increase (decrease)	$3,397
Percent change	238.1%

The increase in BAN income from segment operations in the first quarter of 2004 compared to a loss in the first quarter of 2003 was primarily due to increased sales. Gross profit in the first quarter of 2004 increased primarily due to increased sales and manufacturing efficiencies and operating expenses increased slightly compared to the first quarter of 2003. BAN results for the first quarter of 2004 include a benefit of $0.6 million related to products sold for which the cost basis had been written down in prior years.

Liquidity and Capital Resources

As of April 2, 2004, cash and cash equivalents, and short-term investments totaled $108.4 million compared to $112.6 million as of December 31, 2003. Cash used in operations was $4.4 million in the first three months of 2004, compared to $5.5 million in the first three months of 2003. The decreased use of cash in operations in the first three months of 2004 was primarily due to the lower net loss of $2.6 million and decreased accounts receivable of $6.3 million which was partially offset by higher inventory of $5.2 million and lower deferred revenue of $4.7 million. The decreased accounts receivable was primarily due to increased linearity of shipments throughout the first quarter of 2004. The higher inventory was primarily due to higher inventory purchases in order to meet anticipated demand and increased demonstration systems at customer locations.

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

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.6 million of pre-merger tax liabilities remained outstanding at April 2, 2004 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Harmonic paid approximately $4.8 million of these tax obligations in April 2004, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.6 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $1.6 million and $0.6 million in the first three months of 2004 and 2003, respectively. Harmonic currently expects capital expenditures to be less than $5 million during 2004.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which was amended and restated in December 2003 and expires in December 2004, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $65.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At April 2, 2004, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate or prime rate plus 1.0% (prime rate plus 0.5%-1.5% for equipment borrowings) depending upon the Company’s total cash position and previous six months’ revenue. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of April 2, 2004, $1.5 million was outstanding under the equipment term loan portion of this facility, of which $0.2 million was borrowed during the first quarter of 2004. The term loan is payable monthly, including principal and interest at 4.5% per annum on outstanding borrowings as of April 2, 2004 and matures at various dates through March 2007. Other than standby letters of credit and guarantees described in Note 12 of the unaudited condensed consolidated financial statements, there were no other outstanding borrowings or commitments under the line of credit facility as of April 2, 2004.

We currently believe that our existing liquidity sources, including the proceeds from the stock offering, and our bank line of credit will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in November 2003 related to a registration statement on Form S-3 that was declared effective by the SEC in April 2002. The registration statement will continue to allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs.

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

Almost all of Harmonic’s sales have been derived from sales to cable television and satellite operators and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, broadcasters and telephone companies for constructing and upgrading of their systems.

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

The prolonged economic recession, the financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the latter part of 2001, throughout 2002 and in the first half of 2003. Two of our major domestic customers, Adelphia Communications and Winfirst, declared bankruptcy during the first half of 2002, while NTL, a major international customer, emerged from bankruptcy in 2003. Furthermore, we believe that our net sales to satellite customers were adversely affected by the uncertainty related to the prolonged regulatory review of the proposed acquisition of DIRECTV by EchoStar in 2002. These events, coupled with uncertain and volatile capital markets, also pressured the market values of domestic cable operators and restricted their access to capital. This reduced access to funding for new and existing customers caused delays in the timing and scale of deployments of our equipment and also resulted in the postponement or cancellation of certain projects by our customers. Several customers also canceled new projects or delayed new orders to allow them to reduce inventory levels that were in excess of their deployment requirements. We believe that these factors contributed to decreased net sales in both our CS division and our BAN division during the second half of 2002 and the first half of 2003 compared to the first half of 2002.

We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased sequentially in the second, third and fourth quarters of 2003 and increased in the first quarter of 2004 compared to the first quarter of 2003. However, another economic downturn or weakness in capital markets could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. Also, The News Corporation Ltd. recently acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. We cannot currently predict the impact of The News Corporation Ltd.’s control of DIRECTV on our future sales. As a result, we cannot assure you that our net sales growth will continue.

Major US cable operators have indicated that the imminent completion of major network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of US cable operators, our revenue may decline and our operating results would be adversely affected.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business. The Loss Of Any Key Customer Would Have A Negative Effect On Our Business.

Historically, a majority of our sales have been to relatively few customers, due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, and we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first quarter of 2004, and the years 2003 and 2002, accounted for approximately 61%, 65% and 61% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS segment, The News Corporation Ltd. recently acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. In addition, financial restructurings or mergers of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the first quarter of 2004, sales to Comcast Cable, Echostar Satellite Corp. and Cox Communications accounted for 14%, 14% and 13% of net sales, respectively. In 2003, sales to Comcast accounted for 32% of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales. If Comcast and AT&T Broadband had been combined for all of 2002, total revenues would have been 17% of net sales. The loss of any significant customer or any reduction in orders by any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Charter Communications were significantly lower in 2003 than in 2002, both in absolute dollars and as a percentage of revenue, as they have significantly reduced capital spending. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Our Future Growth Depends on Market Acceptance of Several Emerging Broadband Services, on the Adoption of New Broadband Technologies and on Several Other Broadband Industry Trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; video-on-demand (VOD); high definition (HD) television; very high-speed data services and voice-over-IP (VoIP) telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises (FTTP) networks; new video compression standards such as MPEG-4 and Microsoft’s Windows Media 9; the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs). If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;

•	the use of digital video by businesses, governments and educators;

•	the privatization of state-owned telcos around the world;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies; and

•	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, and new services such as VoIP.

If, for instance, operators do not pursue the triple play as aggressively as we expect, our net sales growth would be materially and adversely affected. Similar, if our expectations regarding these and other trends are not met, our net sales may be materially and adversely affected.

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

A significant portion of our revenue is derived from solution contracts that include a combination of product sales as well as design, installation and integration services. Revenue forecasts for solution contracts are based on the estimated timing of the design, installation and integration of projects. Because the solution contracts generally span several quarters and revenue recognition is based on progress under the contract, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter. In addition, new products may include elements, such as a more significant software component than our existing products, which may impact the recognition of revenue and result in the deferral of revenue until all elements of the arrangement are satisfied.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in the first quarter of 2004, and the years 2003 and 2002 represented 33%, 29% and 29%, of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability; and

•	changes in economic policies by foreign governments.

Certain of our international customers have accumulated significant levels of debt and have announced during the past three years reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

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

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.

Our net sales increased sequentially in the second, third and fourth quarters of 2003 and increased in the first quarter of 2004 compared to the first quarter of 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. From time to time, we assess our relationship with our contract manufacturers. Changes in these relationships, including our recent agreement with Plexus, or reallocating manufacturing to new or existing contract manufacturers, could adversely affect our ability to meet our customers’ requirements in a timely manner, if at all, and could create operating inefficiencies. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources and any disruption in our relationship with these providers or in the ability of such providers to satisfy our requirements could adversely affect our ability to deliver our products to customers.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of approximately 60 employees as of April 2, 2004, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. We cannot predict the effect of these obligations on Harmonic in the future.

Financial, Regulatory and Other Issues Among Our Customers Could Adversely Affect Our Business.

The telecommunications industry has been particularly impacted by the prolonged economic recession, adverse conditions in capital markets and financial difficulties in both the service and equipment sectors, including bankruptcies. Although large telecommunications service providers such as WorldCom (now MCI) and troubled data and voice-oriented start-ups have not been traditional customers of Harmonic, the cable, satellite and broadcast sectors have experienced significant financial problems. Many of our domestic and international customers have accumulated significant levels of debt and have announced reorganizations and financial restructurings during the past three years, including bankruptcy filings. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in June 2002. The stock prices of other domestic cable companies came under pressure following the Adelphia bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services, thereby making the raising of capital more difficult and expensive. New operators, such as RCN and WinFirst, also had difficulty in accessing capital markets. WinFirst subsequently filed for bankruptcy and RCN has entered into forbearance agreements with certain of its lenders. In Europe, rapid consolidation of the cable industry through acquisition also led to significant levels of debt at the major MSOs, and companies such as NTL and UPC commenced bankruptcy proceedings. European digital broadcasters, such as ITV Digital, Kirsch and Quiero, have also filed for protection from creditors.

While the capital market concerns about the domestic cable industry have eased since the summer of 2002, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the completed Comcast/AT&T Broadband transaction, the proposed spin-off of Time-Warner Cable from Time-Warner and the proposed sale of Adelphia Communications requested by its creditors. Also, The News Corporation Ltd., in December 2003, acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We cannot currently predict the impact of The News Corporation Ltd. control of DIRECTV on our future sales. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. In addition, further business combinations may occur in the satellite industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

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

Broadband Communications Markets Are Characterized By Rapid Technological Change.

Broadband communications markets are relatively immature, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telephone companies or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualifications processes and can result in delays of current products.

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

Our BAN division is currently marketing products for FTTP networks which major telcos have announced that they intend to build. Although we believe that a number of our existing products can be deployed successfully in these networks, we may need to devote considerable resources to negotiating contracts, qualifying our products, hiring knowledgeable personnel, and may make significant financial commitments. There can be no assurance that these efforts will be successful in the near future, or at all.

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

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We have generated substantial operating losses since we began operations in June 1988. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve sustained profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of April 2, 2004 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

We believe that the proceeds of the stock offering we completed in November 2003, together with our existing liquidity sources, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated opportunities or to strengthen our financial position. The stock offering we completed in November 2003 related to a registration statement on Form S-3 declared effective by the SEC in April 2002. This registration statement will continue to allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

We Are Incurring Additional Costs And Devoting More Management Resources To Comply With Increasing Regulation Of Corporate Governance And Disclosure.

We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

Recent And Proposed Regulations Related To Equity Compensation Could Adversely Affect Earnings, Affect Our Ability To Raise Capital And Affect Our Ability To Attract And Retain Key Personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has proposed changes to the United States generally accepted accounting principles, or US GAAP, that, if implemented, would require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. This proposed accounting pronouncement would negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $20.6 million of pre-merger tax liabilities remained outstanding at April 2, 2004 and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. Harmonic paid approximately $4.8 million of these tax obligations in April 2004, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $20.6 million pre-merger tax liability, LSI Logic is obligated to reimburse Harmonic.

The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by LSI Logic, Harmonic generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Cessation Of The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.

The DiviCom business and C-Cube semiconductor business collaborated on the production and development of two video encoding microelectronic chips prior to the merger. In connection with the merger, Harmonic and the spun-off semiconductor business entered into a contractual relationship under which Harmonic will have access to certain of the spun-off semiconductor business technologies and products which the DiviCom business previously depended for its product and service offerings. This agreement expires in October 2004. The spun-off semiconductor business is the sole supplier of these chips to Harmonic. Several of these products continue to be important to our business, and we have incorporated these chips into additional products that we have developed.

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, which was acquired by LSI Logic in June 2001, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area our business, financial condition, results of operations or cash flow could be harmed.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 39 issued United States patents and 12 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We believe that patents and patent applications are not currently significant to our business, and investors therefore should not rely on our patent portfolio to give us a competitive advantage over others in our industry. We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers as needed, and generally limit access to and distribution of our proprietary information. Nevertheless, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position or cash flows.

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

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, Harmonic is unable to determine whether Harmonic will be able to settle this matter on reasonable terms or at all, nor can Harmonic predict the impact of an adverse outcome of this litigation if Harmonic elects to defend against it. Consequently, Harmonic has made no provision in its financial statements for the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. Plaintiffs filed their opening brief on December 3, 2003. Defendants filed their answering briefs on March 2, 2004. Plaintiffs’ reply brief was filed on April 16, 2004. No hearing has been scheduled yet.

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

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

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

Our management has broad discretion with respect to the use of the net proceeds from our recent offering and investors will be relying on the judgment of our management regarding the application of these proceeds. Our management could spend most of the net proceeds from this offering in ways that our stockholders may not desire or that do not yield a favorable return. Investors will not have the opportunity, as part of your investment in our common stock, to influence the manner in which the net proceeds of this offering are used. The net proceeds from the offering are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses. Our financial performance may differ form our current expectations or our business needs may change as our business and the industry we address evolve. As a result, the proceeds we received in this offering may be used in a manner significantly different from our current expectations.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries each of whose sales and results of operations are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% and 4% of total net sales in the first quarter of 2004 and the full year of 2003, respectively. In addition, the Company has various international branch offices, which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position and cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position or cash flows.

Interest Rate Risk

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities, and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. A 10% change in interest rates would not have a material impact on financial conditions, results of operations or cash flows.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2001, the Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. Plaintiffs filed their opening brief on December 3, 2003. Defendants filed their answering briefs on March 2, 2004. Plaintiffs’ reply brief was filed on April 16, 2004. No hearing has been scheduled yet.

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

Based on its review of the complaints filed in the securities class action, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

Other Litigation

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

b.	Reports on Form 8-K.

Date
January 22, 2004	On January 22, 2004, the Company issued a press release announcing results for the quarter ended December 31, 2003 and furnished its press release on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2004	HARMONIC INC. (Registrant)
	By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer