Form 10-Q
period 2004-07-02
HARMONIC INC
filed 2004-08-10
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 2, 2004.

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

Yes [X] No [  ]

As of July 2, 2004, there were 72,237,801 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	July 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,353	$41,877
Short-term investments	76,847	70,720
Accounts receivable, net of allowances of $5,543 and $5,318, respectively	39,103	38,528
Inventories	30,359	22,425
Prepaid expenses and other current assets	7,765	6,196

Total current assets	169,427	179,746
Property and equipment, net of accumulated depreciation of $97,523 and $94,065, respectively	21,131	23,458
Intangibles and other assets	14,559	21,522

Total Assets	$205,117	$224,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$957	$1,027
Accounts payable	13,037	14,863
Income taxes payable	6,884	6,935
Deferred revenue	4,991	11,712
Accrued liabilities	42,152	49,820

Total current liabilities	68,021	84,357
Long-term debt, less current portion	915	629
Accrued excess facilities costs, long-term	26,191	28,627
Other non-current liabilities	5,469	4,952

Total liabilities	100,596	118,565

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized; 72,238 and 71,240 shares issued and outstanding	72	71
Capital in excess of par value	2,039,524	2,036,522
Accumulated deficit	(1,934,903)	(1,930,558)
Accumulated other comprehensive income (loss)	(172)	126

Total stockholders’ equity	104,521	106,161

Total Liabilities and Stockholders’ Equity	$205,117	$224,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net sales	$57,011	$41,653	$112,117	$78,694
Cost of sales	34,715	28,901	67,933	55,195

Gross profit	22,296	12,752	44,184	23,499

Operating expenses:
Research and development	8,311	8,431	17,161	16,934
Selling, general and administrative	13,529	14,408	27,524	26,471
Amortization of intangibles	1,933	1,933	3,866	3,866

Total operating expenses	23,773	24,772	48,551	47,271

Loss from operations	(1,477)	(12,020)	(4,367)	(23,772)
Interest income, net	305	128	757	249
Other income (expense), net	(496)	310	(535)	374

Loss before income taxes	(1,668)	(11,582)	(4,145)	(23,149)
Provision for income taxes	100	100	200	200

Net loss	$(1,768)	$(11,682)	$(4,345)	$(23,349)

Net loss per share
Basic and Diluted	$(0.02)	$(0.19)	$(0.06)	$(0.39)

Weighted average shares
Basic and Diluted	71,832	60,462	71,772	60,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	July 2, 2004	June 27, 2003
Cash flows from operating activities:
Net loss	$(4,345)	$(23,349)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	6,947	6,947
Depreciation	4,784	6,613
Stock option charge	13	23
Benefit from sale of previously written-off inventory	(1,851)	(2,102)
Loss on disposal of fixed assets	204	62
Deferred income taxes	(35)	—
Changes in assets and liabilities:
Accounts receivable	(514)	(9,336)
Inventories	(6,074)	6,405
Prepaid expenses and other assets	(1,548)	1,968
Accounts payable	(1,826)	2,320
Deferred revenue	(6,721)	(391)
Income taxes payable	77	279
Accrued excess facilities costs	(2,510)	(2,692)
Accrued and other liabilities	(7,214)	1,592

Net cash used in operating activities	(20,613)	(11,661)

Cash flows from investing activities:
Purchases of investments	(57,220)	(3,735)
Proceeds from sale of investments	50,755	17,907
Acquisition of property and equipment, net	(2,661)	(1,514)

Net cash provided by (used in) investing activities	(9,126)	12,658

Cash flows from financing activities:
Borrowings under bank line and term loan	933	310
Repayments under bank line and term loan	(717)	(790)
Proceeds from issuance of common stock, net	2,990	863

Net cash provided by financing activities	3,206	383

Effect of exchange rate changes on cash and cash equivalents	9	(55)

Net increase (decrease) in cash and cash equivalents	(26,524)	1,325
Cash and cash equivalents at beginning of period	41,877	21,542

Cash and cash equivalents at end of period	$15,353	$22,867

Supplemental disclosure of cash flow information:
Interest paid during the period	$39	$91
Income tax payments, net	$355	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 — EMPLOYEE STOCK PLANS

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

	Three Months Ended		Six Months Ended
In thousands, except per share data (Unaudited)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net loss as reported	$(1,768)	$(11,682)	$(4,345)	$(23,349)
Add: Total stock compensation expense determined under fair value based method for all awards, net of related tax effects	(2,533)	(3,099)	(5,136)	(5,939)

Pro forma net loss	$(4,301)	$(14,781)	$(9,481)	$(29,288)

Basic and Diluted net loss per share:
As reported	$(0.02)	$(0.19)	$(0.06)	$(0.39)

Pro forma net loss	$(0.06)	$(0.24)	$(0.13)	$(0.48)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

In accordance with SFAS No. 123, stock options granted to non-employees are valued using the Black-Scholes option-pricing model and stock expense is recognized as earned. Stock expense is recognized on an accelerated basis using the multiple option method presented in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the three and six month periods ended July 2, 2004, Harmonic recorded $5 thousand and $13 thousand, respectively, of non-employee stock expenses. For the three and six month periods ended June 27, 2003, Harmonic recorded $6 thousand and $23 thousand, respectively, of non-employee stock expenses.

Amendments to Stock Plans

At the Annual Meeting of Stockholders of the Company, held on May 27, 2004, the following matters were acted upon and approved by the stockholders of the Company:

•	An amendment to the 2002 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares.

•	Amendments to the 1995 Stock Plan to: (i) extend the term of the Plan by 9 years to 2014, (ii) to increase the number of shares of common stock reserved for issuance by 2,500,000 shares, (iii) to transfer to the 1995 Stock Plan all shares remaining available to be granted under the 1999 Non-Statutory Stock Plan, including up to 1,800,000 shares subject to outstanding options if they expire, (iv) to add the ability to grant restricted stock, stock appreciation rights, performance shares, performance units and deferred stock units (subject to limits on discounted awards), and (v) to approve the material terms of the 1995 Plan and the performance goals thereunder for purposes of Internal Revenue Code Section 162(m).

•	Amendments to the 2002 Director Plan to increase the initial grant to 30,000 shares, to authorize a one-time grant of 10,000 shares to each non-employee director re-elected at the May 27, 2004 Annual Stockholders Meeting, and to extend the exercisability period of all new options granted under this plan to three years following a director’s resignation from Harmonic’s Board of Directors.

NOTE 3 — CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents are comprised of highly liquid investment-grade investments with original maturities of three months or less at the date of purchase. Harmonic’s short-term investments are stated at fair value, and are principally comprised of government and corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in other comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Investments are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year. At July 2, 2004 and December 31, 2003, cash, cash equivalents and short-term investments are summarized as follows:

In Thousands	July 2, 2004	December 31, 2003
	(Unaudited)
Cash and cash equivalents	$15,353	$41,877

Short-term investments:
Less than one year	37,866	38,031
Due in 1-2 years	38,961	32,689

Total short-term investments	76,847	70,720

Total cash, cash equivalents and short-term investments	$92,200	$112,597

At July 2, 2004 and December 31, 2003, short-term investments are summarized as follows:

	July 2, 2004				December 31, 2003
In Thousands	(Unaudited)
	Gross	Gross	Gross		Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Corporate securities	$55,293	$—	$(159)	$55,134	$57,428	$52	$(10)	$57,470
Government securities	21,792	1	(80)	21,713	13,192	58	—	13,250

Total	$77,085	$1	$(239)	$76,847	$70,620	$110	$(10)	$70,720

At July 2, 2004, our gross unrealized losses on short-term investments were all in a loss position for less than 12 months.

NOTE 4 — INVENTORIES

Inventories consist of:

In Thousands	July 2, 2004	December 31, 2003
	(Unaudited)
Raw materials	$10,939	$9,594
Work-in-process	2,829	1,135
Finished goods	16,591	11,696

	$30,359	$22,425

NOTE 5 — GOODWILL AND IDENTIFIED INTANGIBLES

Harmonic accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes that the operating segments, Convergent Systems, or CS, for digital headend systems, and Broadband Access Networks, or BAN, for fiber optic systems, represent the Company’s reporting units. CS is the only reporting unit with goodwill and intangible assets. For the three and six months ended July 2, 2004, the Company recorded $3.5 million and $7.0 million, respectively, of amortization expense in each period for identified intangibles, of which $1.5 million and $3.1 million, respectively, was included in cost of sales in each period. For the three and six months ended June 27, 2003, the Company recorded $3.5 million and $7.0 million, respectively, of amortization expense in each period for identified intangibles, of which $1.5 million and $3.1 million, respectively, was included in cost of sales in each period. Estimated future amortization expense of identified intangibles is $7.0 million for the remaining six months of 2004, and $4.6 million for the fiscal year 2005. Future amortization expense to be included in cost of sales is estimated to be $3.1 million for the remainder of 2004, and $2.1 million for the fiscal year 2005.

The following is a summary of goodwill and intangible assets as of July 2, 2004 and December 31, 2003:

	July 2, 2004			December 31, 2003
		(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,059	$(24,461)	$4,598	$29,059	$(21,703)	$7,356
Customer base	33,295	(27,556)	5,739	33,295	(24,112)	9,183
Trademark and tradename	4,076	(3,371)	705	4,076	(2,949)	1,127
Supply agreement	3,107	(2,570)	537	3,107	(2,248)	859

Total of identified intangibles	69,537	(57,958)	11,579	69,537	(51,012)	18,525
Goodwill	1,780	—	1,780	1,780	—	1,780

Total goodwill and other intangibles	$71,317	$(57,958)	$13,359	$71,317	$(51,012)	$20,305

NOTE 6 — CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which was amended and restated in December 2003 and expires in December 2004, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $65.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At July 2, 2004, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate or prime rate plus 1.0% (prime rate plus 0.5%-1.5% for equipment borrowings) depending upon the Company’s total cash position and previous six months’ revenue. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of July 2, 2004, $1.9 million was outstanding under the equipment term loan portion of this facility, of which $0.9 million was borrowed during 2004. The term loan is payable monthly, including principal and interest at 4.5% per annum on outstanding borrowings as of July 2, 2004 and matures at various dates through July 2007. Other than standby letters of credit and guarantees (Note 12), there were no other outstanding borrowings or commitments under the line of credit facility as of July 2, 2004.

NOTE 7 — NET LOSS PER SHARE

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and six month periods ended July 2, 2004 and June 27, 2003, respectively, because common shares issuable upon the exercise of stock options are only considered when their effect would be dilutive. During the three and six month periods ended July 2, 2004, 7.9 million and 7.4 million, respectively, of weighted average antidilutive options were excluded from the net loss per share computations because their effect was antidilutive. For the three and six month periods ended June 27, 2003, 6.9 million and 6.9 million, respectively, of weighted average antidilutive options were excluded from the net loss per share computations because their effect was antidilutive.

NOTE 8 — COMPREHENSIVE LOSS

The Company’s total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
In Thousands (Unaudited)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net loss	$(1,768)	$(11,682)	$(4,345)	$(23,349)
Change in unrealized gain on investments, net	(234)	—	(210)	—
Foreign currency translation	66	37	(88)	143

Total comprehensive loss	$(1,936)	$(11,645)	$(4,643)	$(23,206)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, is as follows:

	As of
In Thousands	July 2, 2004	December 31, 2003
Unrealized gain (loss) on investments	($148)	$62
Cummulative foreign currency translation	(24)	64

Accumulated other comprehensive income (loss)	($172)	$126

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

During the six months ended July 2, 2004, Harmonic paid $34 thousand of severance and other costs, and no liability remains. As of July 2, 2004, accrued excess facilities cost totaled $32.2 million of which $6.0 million was included in current accrued liabilities and $26.2 million in other non-current liabilities. The Company incurred cash outlays of $2.5 million during the first six months of 2004, principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $2.8 million of excess facilities lease costs, net of estimated sublease income, for the remainder of 2004 and to pay the remaining

$29.4 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income or changes in other assumptions due to changes in market conditions. In the event the Company is unable to achieve expected levels of sublease rental income, Harmonic will need to revise its estimate of the liability, which could materially impact the Company’s financial position, liquidity, cash flows or results of operations.

The following table summarizes restructuring activities:

	Workforce
In Thousands (Unaudited)	Reduction	Excess Facilities	Total

Balance at December 31, 2003	$34	$34,667	$34,701
Adjustments	—	1	1
Cash payments	(34)	(2,510)	(2,544)

Balance at July 2, 2004	$—	$32,158	$32,158

NOTE 10 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Harmonic is organized as two operating segments, Convergent Systems, or CS, for digital headend systems, and Broadband Access Networks, or BAN, for fiber optic systems. Each segment has its own management team directing its product development, marketing strategies and its customer service requirements. In the Americas, a separate sales force generally supports both divisions with appropriate product and market specialization as required, while the rest of the world is supported by divisional sales forces.

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

	Three Months Ended		Six Months Ended
In Thousands (Unaudited)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net sales:
Convergent Systems	$33,319	$27,106	$69,115	$51,086
Broadband Access Networks	23,692	14,547	43,002	27,608

Total net sales	$57,011	$41,653	$112,117	$78,694

Income (loss) from segment operations:
Convergent Systems	$1,559	$(1,574)	$4,489	$(5,065)
Broadband Access Networks	4,842	(647)	6,812	(2,074)

Income (loss) from segment operations	6,401	(2,221)	11,301	(7,139)
Amortization of intangibles	(3,473)	(3,473)	(6,947)	(6,946)
Interest and other income/(expense)	(191)	438	222	623
Corporate expenses and eliminations	(4,405)	(6,326)	(8,721)	(9,687)

Loss before income taxes	$(1,668)	$(11,582)	$(4,145)	$(23,149)

NOTE 11 — RELATED PARTY

A director of Harmonic is also a director of Terayon Communications, with whom the Company has a reseller agreement for certain products. Product purchases from Terayon were approximately $1.8 million and $2.8 million for the three and six month periods ended July 2, 2004, respectively. For the three and six month periods ended June 27, 2003, product purchases from Terayon were approximately $0.3 million and $0.9 million, respectively. As of July 2, 2004 and December 31, 2003, Harmonic had liabilities to Terayon of $1.1 million and $0.3 million, respectively, for inventory purchases.

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

	Three Months Ended		Six Months Ended
In Thousands (Unaudited)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Balance at the beginning of the period	$4,788	$5,163	$4,886	$5,866
Accrual for warranties	1,328	1,022	2,581	1,861
Warranty costs incurred	(1,214)	(1,390)	(2,565)	(2,932)

Balance at the end of the period	$4,902	$4,795	$4,902	$4,795

Standby Letters of Credit. As of July 2, 2004 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were related principally to customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $1.1 million.

Guarantees. As of July 2, 2004, Harmonic had no outstanding guarantees, other than as described above under “Standby Letters of Credit.”

Indemnifications. Harmonic indemnifies the members of its Board of Directors and its officers pursuant to the requirements of its bylaws and pursuant to indemnification agreements entered into with such persons, and some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). No amounts have been accrued in respect of the indemnifications provisions at July 2, 2004.

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

Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its financial statements.

NOTE 14 — RECENT ACCOUNTING DEVELOPMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” EITF Issue No. 03-6 clarifies questions related to the application of the two-class method outlined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 128, “Earnings per Share” and the interaction with FASB Topic No. D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” which addresses the effect of participating convertible securities on the computation of basic earnings per share (“EPS”). EITF No. 03-6 provides guidance as to how to apply the two-class method once it is determined that a security is participating. The provisions of EITF Issue No. 03-6 are applicable for EPS computations for periods beginning after April 1, 2004. Harmonic adopted EITF Issue No. 03-6 effective April 3, 2004, and the adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1 “The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” For investments that meet the scope of this Issue, the Task Force reached a consensus that the application guidance in paragraphs 6-20 of Issue No. 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance in paragraphs 6-20 of this Issue should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company believes that the adoption of EITF Issue No. 03-1 will have no material impact on its financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations of continued customer concentration; our expectations regarding increasing competition between cable and satellite operators to offer more channels of digital video and new services; our expectations that SkyPerfect Communications’ upgrade will account for approximately $5.5 to $6.0 million in sales revenue over the next two to three quarters; our expectations that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectations regarding our capital expenditures during 2004; our expectations regarding the amount of amortization of intangible operating expense we will incur during 2004; and our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.

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

Harmonic has been organized into two operating divisions, Convergent Systems, or CS, for digital video systems,

and Broadband Access Networks, or BAN, for fiber optic systems. In the second quarter of 2004, sales of CS products accounted for approximately 58% of net sales, while BAN products accounted for approximately 42% of net sales. In the second quarter of 2003 sales of CS and BAN products accounted for approximately 65% and 35% of net sales, respectively. During the second quarter of 2004, sales of CS and BAN products increased 23% and 63%, respectively, as compared to the same period in 2003. In the first six months of 2004, sales of CS and BAN products increased 35% and 56%, respectively, as compared to the first six months of 2003. On a consolidated basis, net sales in the second quarter and first six months of 2004 increased 37% and 42% as compared with the corresponding periods of 2003.

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. For example, in the second quarter of 2004, sales to Comcast Cable and Sky Perfect Communications accounted for 22% and 11% of net sales, respectively, and in the second quarter of 2003, sales to Comcast accounted for 37% of net sales. For the first six months of 2004, sales to Comcast accounted for 18% of net sales, and for the first six months of 2003, sales to Comcast, DIRECTV and Echostar accounted for 29%, 13%, and 11% of net sales, respectively.

Although industry capital spending has been and continues to be generally lower compared to levels seen in 1999 and early 2000, we believe that our sequential quarterly sales increases throughout 2003 and in the second quarter of 2004 and the increase in net sales in the first and second quarters and first six months of 2004 as compared to the corresponding periods of 2003, reflected a firmer industry capital spending environment worldwide, which favorably impacted Harmonic. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HD television, and an overall improvement in the cable industry capital market. For example, Adelphia Communications, which had declared bankruptcy in June 2002, has obtained debtor-in-possession financing of $1.5 billion, allowing it to resume certain capital expenditure programs. Other customers, such as NTL, have already emerged from bankruptcy.

Sales to customers outside of the United States in the second quarter and first six months of 2004 represented 44% and 39% of our total net sales, as compared to 27% and 27% for the corresponding periods in 2003. The increase in both the second quarter and first six months of 2004 was due in part to a major upgrade by a Japanese customer of their satellite facilities and in part to a firmer international industry capital spending environment. The upgrade by the Japanese customer accounted for $6.4 million in net sales in the second quarter of 2004, and we expect that the remaining balance of the upgrade of approximately $5.5 to 6.0 million will be recognized over the next two to three quarters, subject to no significant delays in completion of the upgrade. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future. A significant portion of our international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory.

Results of Operations

Harmonic’s historical consolidated statements of operations data for the second quarter and first six months of 2004 and 2003 as a percentage of net sales, are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net sales	100%	100%	100%	100%
Cost of sales	61	69	61	70

Gross profit	39	31	39	30
Operating expenses:
Research and development	15	20	15	22
Selling, general and administrative	24	35	25	34
Amortization of intangibles	3	5	3	5

Total operating expenses	42	60	43	60
Loss from operations	(3)	(29)	(4)	(30)

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Interest income, net	1	—	1	—
Other income (expense), net	(1)	(1)	(1)	—

Loss before income taxes	(3)	(28)	(4)	(29)
Provision for (benefit from) income taxes	—	—	—	—

Net loss	(3)%	(28)%	(4)%	(30)%

Net Sales

Harmonic’s consolidated, segment and international net sales in the second quarter and first six months of 2004 compared with the corresponding periods in 2003 are presented in the tables below. Also presented is the related dollar and percentage increase in consolidated, segment and international net sales in the second quarter and first six months of 2004 compared with the corresponding periods in 2003 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
Segmental Sales Data:	July 2, 2004	June 27, 2003	July, 2004	June 27, 2003
Convergent Systems	$33,319	$27,106	$69,115	$51,086
Broadband Access Networks	23,692	14,547	43,002	27,608

Net sales	$57,011	$41,653	$112,117	$78,694
Convergent Systems Increase	$6,213		$18,029
Broadband Access Networks Increase	9,145		15,394

Total Increase	$15,358		$33,423
Convergent Systems Percent change.	22.9%		35.3%
Broadband Access Networks Percent change	62.9%		55.8%
Total Percent change	37.0%		42.5%

Net sales increased in the CS division in the second quarter and first six months of 2004 compared to the corresponding prior year periods of 2003, principally due to stronger spending by domestic and international customers. The increase in both the second quarter and first six months of 2004 was due in part to a major upgrade by a Japanese customer of their satellite facilities and in part to a firmer international industry capital spending environment. The upgrade by the Japanese customer accounted for $6.4 million in net sales in the second quarter of 2004, and we expect that the remaining balance of the upgrade of approximately $5.5 to $6.0 million will be recognized over the next two to three quarters, subject to no significant delays in completion of the upgrade.

Net sales increased in the BAN division in the second quarter and first six months of 2004 compared to the corresponding periods of 2003, principally due to stronger spending by U.S. cable operators, and to a lesser degree by an improvement in spending by international cable operators. The BAN sales in the second quarter and first six months of 2004, as compared to the corresponding periods of 2003, also benefited from increased sales of transmitters and nodes for major network upgrades as well as continuing network improvements, such as node segmentation.

	Three Months Ended		Six Months Ended
Geographic Sales Data:	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
U.S.	$31,898	$30,594	$68,666	$57,723
International	25,113	11,059	43,451	20,971

Net sales	$57,011	$41,653	$112,117	$78,694
U.S. Increase	$1,303		$10,534
International Increase	14,055		22,889

Total Increase	$15,358		$33,423
U.S. Percent change	4.3%		18.3%
International Percent change	127.1%		109.2%
Total Percent change	36.9%		42.5%

Net sales in the U.S. and international markets increased in the second quarter and first six months of 2004 compared to the corresponding periods of 2003.

The increased U.S. sales in the second quarter and first six months of 2004 compared to the corresponding periods of 2003 was due to stronger spending by domestic customers primarily for the roll-out of new services, such as VOD and HD television programming. U.S. sales also benefited from increased sales of transmitters and nodes for major network upgrades as well as continuing network improvements, such as node segmentation.

The increase in international sales in both the second quarter and first six months of 2004 was due in part to a major upgrade by a Japanese customer of their satellite facilities and in part to a firmer international industry capital spending environment. The upgrade by the Japanese customer accounted for $6.4 million in net sales in the second quarter of 2004, and we expect that the remaining balance of the upgrade of approximately $5.5 to $6.0 million will be recognized over the next two to three quarters, subject to no significant delays in completion of the upgrade. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future. The increased international sales in both the second quarter and first six months of 2004 as compared to the corresponding periods of 2003, was also due to increased international capital primarily in Europe, Asia and the Caribbean.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the second quarter and first six months of 2004 as compared with the corresponding prior year periods of 2003 are presented in the tables below. Also presented is the related dollar and percentage increase in gross profit in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Gross profit	$22,296	$12,752	$44,184	$23,499
As a % of net sales	39.1%	30.6%	39.4%	29.9%
Increase	$9,544		$20,685
Percent change	74.8%		88.0%

The increase in gross profit in the second quarter and first six months of 2004, as compared to the corresponding periods of 2003, was primarily due to higher sales, lower third party manufacturing costs and improvement in factory efficiencies. In addition, gross profit for the second quarter and first six months of 2004 included a benefit of $1.2 million and $1.9 million, respectively, related to products sold for which the cost basis had been written down in prior years, as compared to $1.0 million and $2.1 million in the corresponding periods of 2003.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2004, as compared with the corresponding periods of 2003, are presented in the tables below. Also presented is the related dollar and percentage increase (decrease) in research and development expense in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Research and development	$8,311	$8,431	$17,161	$16,394
As a % of net sales	14.6%	20.2%	15.3%	20.8%
Increase (decrease)	$(120)		$767
Percent change	(1.4)%		4.7%

The slight decrease in research and development expenses in the second quarter of 2004, as compared to the corresponding period in 2003 was due to slightly lower compensation costs related to a lower headcount in the second quarter of 2004 as compared to 2003. The increase in research and development expense in the first six months of 2004 compared to the first six months of 2003, was primarily due to increased overall compensation costs of $0.4 million, outside services of $0.2 million for the development and qualification of fiber-to-the-premises, or FTTP, products, partially offset by lower depreciation expense of $0.2 million.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2004, as compared with the corresponding periods of 2003, are presented in the tables below. Also presented is the related dollar and percentage increase (decrease) in selling, general and administrative expense in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Selling, general and administrative	$13,529	$14,408	$27,524	$26,471
As a % of net sales	23.7%	34.6%	24.6%	33.6%
Increase (decrease)	$(879)		$1,053
Percent change	(6.1)%		4.0%

The decrease in selling, general and administrative expense in the second quarter of 2004, compared to the second quarter of 2003, was due to a charge of $2.7 million in the second quarter of 2003 related to the settlement of litigation, partially offset by increases in selling costs of $0.9 million and increased corporate governance costs of $0.3 million in the second quarter of 2004 and our receipt of $0.6 million in the second quarter of 2003 from a previously written-off receivable. The higher selling costs in the second quarter of 2004 involved increased sales commissions, travel expenses, incentive and compensation programs associated with increased sales and headcount, and overall expense increases.

In the first six months of 2004, selling, general and administrative expenses increased approximately $1.1 million as compared to the corresponding period in 2003, primarily due to a credit of $0.5 million in the first six months of 2003 from the reversal of provisions recorded in 2002 arising from concerns about the financial condition of certain cable operators, our receipt in the first six months of 2003 of $0.6 million from a previously written-off receivable, and increases in selling costs of approximately $1.8 million and increases in corporate governance costs of $0.7 million in the first six months of 2004, partially offset by the inclusion of the $2.7 million litigation charge described above in the first six months of 2003. The higher selling costs involved increased sales commissions, travel expenses, incentive and compensation programs associated with increased sales and headcount, and overall expense increases.

Amortization of Intangibles

Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003, are presented in the table below (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Amortization of intangibles	$1,933	$1,933	$3,866	$3,866
As a % of net sales	3.4%	4.6%	3.5%	4.9%

There was no change in amortization of intangibles between the second quarter and first six months of 2004 and the corresponding periods of 2003. Harmonic expects to record approximately $7.7 million in amortization of intangibles in operating expenses in 2004. In the second quarter and first six months of 2004 and 2003, approximately $1.5 million and $3.1 million, respectively, of amortization of intangibles was included in cost of sales. Harmonic expects to record approximately $6.2 million in amortization of intangibles in cost of sales in 2004.

Interest Income, Net

Harmonic’s interest income, net, as a percentage of consolidated net sales in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003, are presented in the tables below. Also presented is the related dollar and percentage increase in interest income, net, in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Interest income, net	$305	$128	$757	$249
As a % of net sales	0.5%	0.3%	0.7%	0.3%
Increase	$177		$508
Percent change	138.3%		204.0%

The increase in interest income, net, in the second quarter and first six months of 2004 compared to the corresponding periods of 2003 was due primarily to a larger cash and short-term investment portfolio during the respective periods of 2004 as compared to 2003. The larger cash and short-term investment portfolio was due to the receipt of approximately $71.4 million in the fourth quarter of 2003 by Harmonic from the completion of a public offering of our common stock in November of 2003.

Other Income (Expense), Net

Harmonic’s other income (expense), net, as a percentage of consolidated net sales in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003, are presented in the tables below. Also presented is the related dollar and percentage decrease in other income (expense), net, in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Other income (expense)	$(496)	$310	$(535)	$374
As a % of net sales	(0.9)%	0.7%	(0.5)%	0.5%
Decrease	$(806)		$(909)
Percent change	(260.0)%		(243.1)%

The decrease in other income (expense), net, in the second quarter and first six months of 2004 compared to the corresponding periods of 2003 was due primarily to foreign exchange losses of $0.4 million in the second quarter of 2004 compared to gains in the second quarter and first six months of 2003. The foreign exchange losses in the second quarter of 2004 were as a result of a stronger average U.S. dollar against the British Pound and the Euro.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the second quarter and first six months of 2004, as compared with the corresponding periods of 2003, are presented in the tables below (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Provision for income taxes	$100	$100	$200	$200
As a % of net sales	0.2%	0.2%	0.2%	0.3%

There was no change in the provision for income taxes in the second quarter and first six months of 2004 compared to the corresponding prior year periods of 2003 due to foreign income taxes remaining the same. Any deferred tax assets realized during these periods have been fully offset by a valuation allowance.

Segments

Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest income, net, and other income (expense), net. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled Net Sales.

Harmonic’s income (loss) from segment operations and the income (loss) as a percentage of consolidated net sales in the second quarter and first six months of 2004, as compared with the corresponding periods of 2003, are presented in the tables below. Also presented is the related dollar and percentage increase in segment operations results in the second quarter and first six months of 2004 as compared with the corresponding periods of 2003 (in thousands, except percentages).

Convergent Systems (CS)	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Income (loss) from segment operations	$1,559	$(1,574)	$4,489	$(5,065)
As a % of net sales	2.7%	(3.8)%	4.0%	(6.4)%
Increase	$3,133		$9,554
Percent change	199.1%		188.6%

The increase in CS income from segment operations in the second quarter and first six months of 2004, compared to a loss in the second quarter and first six months of 2003, was primarily due to increased sales. Gross profit in the second quarter and first six months of 2004 increased primarily due to increased sales and lower product costs from third party manufacturers. Operating expenses increased compared to the second quarter and first six months of 2003 due to higher selling expenses and slightly higher research and development expenses.

Broadband Access Networks (BAN)	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Income (loss) from segment operations	$4,842	$(647)	$6,812	$(2,074)
As a % of net sales	8.5%	(1.6)%	6.1%	(2.6)%
Increase	$5,489		$8,886
Percent change	848.4%		428.5%

The increase in BAN income from segment operations in the second quarter and first six months of 2004 compared to a loss in the second quarter and first six months of 2003, was primarily due to increased sales. Gross profit in the second quarter and first six months of 2004, increased primarily due to increased sales and manufacturing efficiencies in 2004, partially offset by slightly increased operating expenses compared to the second quarter and first six months of 2003. BAN results for the second quarter and first six months of 2004 include benefits of $1.2 million and $1.9 million, respectively, related to products sold for which the cost basis had been written down in prior years. BAN results for the second quarter and first six months of 2003 include benefits of $1.0 million and $2.1 million, respectively, related to products sold for which the cost basis had been written down in prior years.

Liquidity and Capital Resources

As of July 2, 2004, cash and cash equivalents, and short-term investments totaled $92.2 million, compared to $112.6 million as of December 31, 2003. Cash used in operations was $20.6 million in the first six months of 2004, compared to $11.7 million in the first six months of 2003. The increased use of cash in operations in the first six months of 2004 was primarily due to increases in inventories of $6.1 million, combined with decreases in deferred revenue and accrued liabilities of $6.7 million and $7.2 million, respectively. The higher inventory was primarily due to higher inventory purchases in order to meet anticipated demand and an increase in demonstration systems at customer locations. The decrease in accrued and other liabilities is primarily related to the payments made by Harmonic of approximately $4.8 million in the second quarter of 2004 pursuant to a tax sharing agreement between Harmonic and LSI Logic, and combined payments of $1.9 million made during the first quarter of 2004 related to litigation settlements.

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

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $15.8 million pre-merger of tax liabilities remained outstanding at July 2, 2004 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Harmonic paid approximately $4.8 million in April 2004, pursuant to a tax sharing agreement between Harmonic and LSI Logic, but is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $15.8 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $2.7 million and $1.5 million in the first six months of 2004 and 2003, respectively. Harmonic currently expects capital expenditures to be approximately $5 million during 2004.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $13.5 million, including $3.5 million for equipment under a secured term loan. This facility, which was amended and restated in December 2003 and expires in December 2004, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $65.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At July 2, 2004, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate or prime rate plus 1.0% (prime rate plus 0.5%-1.5% for equipment borrowings) depending upon the Company’s total cash position and previous six months’ revenue. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of July 2, 2004, $1.9 million was outstanding under the equipment term loan portion of this facility, of which $0.9 million was borrowed during 2004. The term loan is payable monthly, including principal and interest at 4.5% per annum on outstanding borrowings as of July 2, 2004 and matures at various dates through July 2007. Other than standby letters of credit and guarantees (Note 12), there were no other outstanding borrowings or commitments under the line of credit facility as of July 2, 2004.

We currently believe that our existing liquidity sources, including the proceeds from the November 2003 stock offering, and our bank line of credit, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in November 2003 related to a registration statement on Form S-3 that was declared effective by the SEC in April 2002. The registration statement will continue to allow Harmonic to issue various types of securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $73 million, subject to market conditions and our capital needs.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We Depend On Cable And Satellite Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results, Financial Condition and Cash Flows.

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

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures;

•	discretionary customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video and cable modem industry standards;

•	delays associated with the evaluation of new services and system architectures by many cable television operators;

•	emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades;

•	proposed business combinations by our customers and regulatory review thereof;

•	economic and financial conditions in domestic and international markets; and

•	bankruptcies and financial restructurings of major customers.

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

We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased sequentially in the second, third and fourth quarters of 2003 and again in the second quarter of 2004. However, another economic downturn or weakness in capital markets could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. Also, The News Corporation Ltd. has acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. We cannot currently predict the impact of The News Corporation Ltd.’s control of DIRECTV on our future sales. In addition, the proposed sale of Adelphia Communications out of bankruptcy may lead to further industry consolidation with potential capital spending delays during the change of ownership. We cannot currently predict the impact of the proposed sale of Adelphia Communications out of bankruptcy on our future sales. As a result, of these and other factors, we cannot assure you that our net sales growth will continue.

Major US cable operators have indicated that the imminent completion of major transmission network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of US cable operators, our revenue may decline and our operating results would be adversely affected.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business.

Historically, a majority of our sales have been to relatively few customers, due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, and we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the second quarter and first six months of 2004, and the years 2003 and 2002, accounted for approximately 60%, 59%, 65% and 61% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the satellite segment, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in December 2003.

In addition, the proposed sale of Adelphia Communications out of bankruptcy and potential financial restructurings of several European operators may lead to further industry consolidation with potential capital spending delays during the change of ownership. In the second quarter of 2004, sales to Comcast and Sky Perfect Communications accounted for 22% and 11% of net sales, respectively, and in the second quarter of 2003, sales to Comcast accounted for 37% of net sales. For the first six months of 2004, sales to Comcast accounted for 18% of net sales, and for the first six months of 2003, sales to Comcast, DIRECTV and Echostar accounted for 29%, 13%, and 11% of net sales, respectively. In 2003, sales to Comcast accounted for 32% of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales, respectively. If Comcast and AT&T Broadband had been combined for all of 2002, total revenues would have been 17% of net sales. The loss of any significant customer or any reduction in orders by any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Charter Communications were significantly lower in 2003 than in 2002, both in absolute dollars and as a percentage of revenue, as they have significantly reduced capital spending. The loss of, or any reduction in orders from, a significant customer would harm our business.

Our Operating Results Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors, Which Could Cause Our Stock Price To Decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue from systems contracts which may span several quarters;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	changes in our operating expenses and extraordinary expenses;

•	our development of custom products and software;

•	the level of international sales; and

•	economic and financial conditions specific to the cable and satellite industries, and general economic conditions.

For example, the timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as digital set top boxes, and the need for local franchise and licensing approvals.

In addition, we often recognize a substantial portion of our revenues in the last month of a quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales in several quarters during 2000 and 2001, and during the third quarter of 2002 and the first quarter of 2003, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

Our Future Growth Depends on Market Acceptance of Several Emerging Broadband Services, on the Adoption of New Broadband Technologies and on Several Other Broadband Industry Trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; VOD; HD television; very high-speed data services and voice-over-IP (VoIP) telephony. The effective delivery of these services will depend, in part, on a variety of new network architectures, such as fiber-to-the premises (FTTP) networks; new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-9); the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs). If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth will be materially and adversely affected.

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

In addition, a significant portion of our revenue is derived from solution contracts that include a combination of product sales as well as design, installation and integration services. Revenue forecasts for solution contracts are based on the estimated timing of the design, installation and integration of projects. Because the solution contracts generally span several quarters and revenue recognition is based on progress under the contract, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter. Also, new products may include elements, such as a more significant software component than our existing products, which may impact the recognition of revenue and result in the deferral of revenue until all elements of the arrangement are satisfied.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the United States in the second quarter and first six months of 2004 and the years 2003 and 2002, represented 44%, 39%, 29% and 29%, of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:

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

Following implementation of the Euro in January 2002, a higher portion of our European business is denominated in Euros, which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. For example, we experienced foreign exchange losses of $0.4 million in the second quarter of 2004 as a result of a stronger U.S. dollar against the British Pound and the Euro, which adversely impacted our second quarter and first six months of 2004. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not develop in the future. Any or all of these factors could adversely impact our business and results of operations.

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.

Our net sales increased sequentially in the second, third and fourth quarters of 2003 and again in the second quarter of 2004. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. From time to time, we assess our relationship with our contract manufacturers. Changes in these relationships, including our agreement with Plexus, or reallocating manufacturing to new or existing contract manufacturers, could adversely affect our ability to meet our customers’ requirements in a timely manner, if at all, and could create operating inefficiencies. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and any disruption in our relationship with these providers or in the ability of such providers to satisfy our requirements could adversely affect our ability to deliver our products to customers. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of 62 employees as of July 2, 2004, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel involved in the development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the situation in Iraq, the ongoing U.S. war on terrorism and the escalation of terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in the Middle East will not adversely affect our business and results of operations.

In addition, most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. We cannot predict the effect of these obligations on Harmonic in the future.

Financial, Regulatory And Other Issues Among Our Customers Could Adversely Affect Our Business.

The telecommunications industry has been particularly impacted by the prolonged economic recession, adverse conditions in capital markets and financial difficulties in both the service and equipment sectors, including bankruptcies. Although large telecommunications service providers such as WorldCom (now MCI) and troubled data and voice-oriented start-ups have not been traditional customers of Harmonic, the cable, satellite and broadcast sectors have also experienced significant financial problems. Many of our domestic and international customers have accumulated significant levels of debt and have announced reorganizations and financial restructurings during the past three years, including bankruptcy filings. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in June 2002. The stock prices of other domestic cable companies came under pressure following the Adelphia Communications bankruptcy due to concerns about debt levels and capital expenditure requirements for new and expanded services, thereby making the raising of capital more difficult and expensive. New operators, such as RCN and WinFirst, also had difficulty in accessing capital markets. WinFirst subsequently filed for bankruptcy and during the second quarter of 2004, RCN filed for bankruptcy. In Europe, rapid consolidation of the cable industry through acquisition also led to significant levels of debt at the major multiple system operators, and companies such as NTL and UPC commenced bankruptcy proceedings. European digital broadcasters, such as ITV Digital, Kirsch and Quiero, have also filed for protection from creditors.

While the capital market concerns about the domestic cable industry have eased since the summer of 2002, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the completed Comcast/AT&T Broadband transaction, the proposed spin-off of Time-Warner Cable from Time-Warner and the proposed sale of Adelphia Communications requested by its creditors. Also, The News Corporation Ltd., in December 2003 acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We cannot currently predict the impact of the proposed sale of Adelphia Communications, or The News Corporation Ltd. control of DIRECTV on our future sales. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. As such, further restructuring or business combinations could adversely impact our business and results of operations. In addition, further business combinations may occur in the satellite industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.

If actual orders are materially lower than the indications we receive from our customers, our ability to manage inventory and expenses may be affected. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products, and such products are not purchased by our customers, our business and operating results could suffer. In this regard, our gross margins and operating results for the fourth quarter of 2000 through the third quarter of 2001 were adversely affected by provisions for excess and obsolete inventories of approximately $49 million.

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for cable television fiber optics systems and digital video broadcasting systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices.

Pressure on average selling prices has been particularly severe during the recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors in the cable television fiber optics systems business include corporations such as C-Cor.net, Motorola, and Scientific-Atlanta. In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Scientific-Atlanta, Tandberg Television and Thomson Multimedia, and in certain product lines with Cisco and a number of smaller companies.

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

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, U.S. cable operators have to date mostly purchased proprietary digital systems from Motorola and Scientific-Atlanta. While certain operators have made limited purchases of the “open” systems provided by Harmonic, we cannot assure you that our digital products will find broad market acceptance with U.S. cable operators. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, which would result in lower gross margins.

Broadband Communications Markets Are Characterized By Rapid Technological Change.

Broadband communications markets are relatively immature, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telephone companies or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualifications processes and can result in delays in sales of current products.

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards and architectures;

•	fail to achieve market acceptance; or

•	are ahead of the market.

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

Our CS division is currently developing and marketing products based on new video compression standards. Encoding products based on the current MPEG-2 compression standards have represented a significant portion of the Company’s sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-9), are being adopted which are expected to provide significantly greater compression efficiency, thereby making more bandwidth available to operators. Harmonic believes that it needs to develop products based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all.

Our BAN division is currently marketing products for FTTP networks which telcos have announced that they intend to build. Although we believe that a number of our existing products can be deployed successfully in these networks, we may need to devote considerable resources to obtaining orders, qualifying our products and hiring knowledgeable personnel, and we may make significant financial commitments. There can be no assurance that these efforts will be successful in the near future, or at all.

We Purchase Several Key Components, Subassemblies And Modules Used In The Manufacture Or Integration Of Our Products From Sole Or Limited Sources, And We Are Increasingly Dependent On Contract Manufacturers.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional component sources, the consolidation of suppliers in the industry and the small number of viable alternatives have limited the success of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In late 2003, we entered into a three-year agreement with Plexus as our primary contract manufacturer. We have substantially completed the transition during the second quarter of 2004. Difficulties in managing relationships with current contract manufacturers, or problems encountered by Plexus or Harmonic in completing the transition, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining surplus stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results from the fourth quarter of 2000 through the third quarter of 2001 were adversely affected by excess and obsolete inventory charges of approximately $49 million.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We have generated substantial operating losses since we began operations in June 1988. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve sustained profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of July 2, 2004 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

In addition, from time to time we review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital to finance the acquisition and related expenses as well as to integrate operations following a transaction, and could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

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

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain has been exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for our products increases significantly, we may need to increase our headcount. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

We Are Exposed To Increased Costs And Risks Associated With Complying With Increasing And New Regulation Of Corporate Governance And Disclosure Standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestation of the effectiveness of these systems by the Company’s publicly registered accounting firm. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new, and companies do not yet have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review, evaluation and the implementation of improvements. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or the Company's publicly registered accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Harmonic may be adversely affected and would cause a decline in the market price of our stock.

Recent And Proposed Regulations Related To Equity Compensation Could Adversely Affect Earnings, Affect Our Ability To Raise Capital And Affect Our Ability To Attract And Retain Key Personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has proposed changes to United States generally accepted accounting principles, or US GAAP, that, if implemented, would require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. This proposed accounting pronouncement would negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by the Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $15.8 million of pre-merger tax liabilities remained outstanding at July 2, 2004 and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 13 countries. Harmonic paid approximately $4.8 million pursuant to a tax sharing agreement between Harmonic and LSI Logic, but is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $15.8 million pre-merger tax liability, LSI Logic is obligated to reimburse Harmonic.

The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s tax liabilities for periods prior to the merger. If for any reason the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and Harmonic cannot be indemnified by LSI Logic, Harmonic generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations or cash flows.

We May Be Subject To Risks Associated With Other Acquisitions.

We have made, continue to consider making and may make investments in complementary companies, products or technologies. If we enter into acquisition transactions, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations or integrating the acquired technology or products into ours. We also may face challenges in achieving the strategic objectives, cost savings or other benefits from a proposed acquisition and may face difficulties in expanding our management information systems to accommodate the acquired business. These difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition and operating results could be harmed.

Cessation Of The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.

The DiviCom business and C-Cube semiconductor business collaborated on the production and development of two video encoding microelectronic chips prior to the merger. In connection with the merger, Harmonic and the spun-off semiconductor business entered into a contractual relationship under which Harmonic will have access to certain of the spun-off semiconductor business technologies and products upon which the DiviCom business previously depended for its product and service offerings. The term of this Agreement is through October 2005, with automatic annual renewals unless terminated by either party in accordance with the Agreement provisions. The spun-off semiconductor business is the sole supplier of these chips to Harmonic. Several of these products continue to be important to our business, and we have incorporated these chips into additional products that we have developed.

However, under the contractual relationships between Harmonic and the spun-off semiconductor business, which was acquired by LSI Logic in June 2001, the semiconductor business does not have a firm commitment to continue the development of video encoding microelectronic chips. As a result, the spun-off semiconductor business may choose not to continue future development of the chips for any reason. The semiconductor business may also encounter in the future technological difficulties in the production and development of the chips. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area our business, financial condition, results of operations or cash flow could be harmed.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.

We currently hold 40 issued United States patents and 19 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We Or Our Customers May Face Intellectual Property Infringement Claims From Third Parties.

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies that are important to us. Our suppliers and customers may receive similar claims. We have agreed to indemnify some of our suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses, including reasonable attorney’s fees.

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

The Terrorist Attacks Of 2001 And The Ongoing Threat Of Terrorism Have Created Great Uncertainty And May Continue To Harm Our Business.

Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to assess whether the U.S. and other economies will continue to recover and whether our business will continue to improve.

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

Some Anti-Takeover Provisions Contained In Our Certificate Of Incorporation, Bylaws And Stockholder Rights Plan, As Well As Certain Provisions Of Delaware Law, Could Impair A Takeover Attempt.

Harmonic has provisions in its certificate of incorporation and bylaws, which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the Harmonic Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;

•	limiting the liability of, and providing indemnification to, directors and officers;

•	limiting the ability of Harmonic stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of Harmonic stockholders and for nominations of candidates for election to the Harmonic Board of Directors;

•	controlling the procedures for conduct and scheduling of Harmonic Board of Directors and stockholder meetings; and

•	providing the Harmonic Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay hostile takeovers and changes in control or management of Harmonic.

In addition, Harmonic has adopted a stockholder rights plan. The rights are not intended to prevent a takeover of Harmonic, and we believe these rights will help Harmonic’s negotiations with any potential acquirers. However, if the Harmonic Board of Directors believes that a particular acquisition is undesirable, the rights may have the effect of rendering more difficult or discouraging that acquisition. The rights would cause substantial dilution to a person or group that attempts to acquire Harmonic on terms or in a manner not approved by the Harmonic Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the operating results, financial position or liquidity of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar and the currencies used by Harmonic’s subsidiaries.

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries, each of whose sales and results of operations are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 5%, 6% and 4% of total net sales in the second quarter and first six months of 2004 and the full year of 2003, respectively. In addition, the

Company has various international branch offices, which provide sales support and systems integration services. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position and cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position or cash flows. For example, we experienced foreign exchange losses of $0.4 million in the second quarter of 2004 as a result of a stronger U.S. dollar against the British Pound and the Euro.

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

Other Litigation

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4,859,016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to this patent and has engaged in discussions with the plaintiff regarding potential settlement of the matter. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and, accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held on May 27, 2004, the following matters were acted upon and approved by the stockholders of the Company:

1.	The election of Anthony J. Ley, E. Floyd Kvamme, William F. Reddersen, Lewis Solomon, Michel L. Vaillaud, and David Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor for each such director is elected and qualified. No additional directors continued as members of Harmonic’s Board of Directors after the meeting.

2.	The amendment to the 2002 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares.

3.	The amendments to the 1995 Stock Plan to: (i) extend the term of the Plan by 9 years to 2014, (ii) to increase the number of shares of common stock reserved for issuance by 2,500,000 shares, (iii) to transfer to the 1995 Stock Plan all shares remaining available to be granted under the 1999 Non-Statutory Stock Plan, including up to 1,800,000 shares subject to outstanding options if they expire, (iv) to add the ability to grant restricted stock, stock appreciation rights, performance shares, performance units and deferred stock units (subject to limits on discounted awards), and (v) to approve the material terms of the 1995 Plan and the performance goals thereunder for purposes of Internal Revenue Code Section 162(m).

4.	The amendments to the 2002 Director Plan to increase the initial grant to 30,000 shares, to authorize a one-time grant of 10,000 shares to each non-employee director re-elected at this annual meeting, and to extend the exercisability period of all new options granted under this plan to three years following a director’s resignation from the Harmonic Board of Directors.

5.	The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 71,812,033 and 64,468,758 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Against
Proposal 1- Election of Directors
Floyd Kvamme	62,275,777	2,192,981
Anthony Ley	63,305,166	1,163,592
William Reddersen	62,679,600	1,789,158
Lewis Solomon	63,380,659	1,088,099
Michel Vaillaud	62,662,335	1,806,423
David Van Valkenburg	63,740,205	728,553
Proposal 2 - 2002 Employee Stock Purchase Plan	37,674,956	120,753	2,182,664
Proposal 3 - 1995 Stock Plan	26,177,872	178,126	13,622,375
Proposal 4 - 2002 Director Plan	36,447,774	133,176	3,397,423
Proposal 5 - Ratification of PricewaterhouseCoopers	62,672,543	98,584	1,697,631

ITEM 5. OTHER INFORMATION

Audit Committee Approval of Non-Audit Services

As required by Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of the Company has pre-approved certain non-audit services to be provided by PricewaterhouseCoopers LLP, the Company’s publicly registered accounting firm. These services relate to consultation, advice and other services in connection with tax planning and compliance, SEC registration statements, potential acquisitions and other transactions, application of generally accepted accounting principles and the provision of statutory audit services in foreign jurisdictions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

4.1	*	Harmonic Inc. 2002 Employee Stock Purchase Plan, as amended

4.2	**	Harmonic Inc. 1995 Stock Plan, as amended

4.3	***	Harmonic Inc. 2002 Director Option Plan, as amended

31.1		Section 302 Certification of Principal Executive Officer

31.2		Section 302 Certification of Principal Financial Officer

32.1		Section 906 Certification of Principal Executive Officer

32.2		Section 906 Certification of Principal Financial Officer

*	Previously filed as Exhibit 1 to Harmonic’s Definitive Proxy Statement, dated April 21, 2004, and incorporated herein by reference.

**	Previously filed as Exhibit 2 to Harmonic’s Definitive Proxy Statement, dated April 21, 2004, and incorporated herein by reference.

***	Previously filed as Exhibit 3 to Harmonic’s Definitive Proxy Statement, dated April 21, 2004, and incorporated herein by reference.

b.	Reports on Form 8-K.

Date
April 22, 2004	On April 22, 2004, the Company issued a press release announcing results for the quarter ended April 2, 2004 and furnished to the Securities and Exchange Commission its press release on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2004	HARMONIC	INC.
(Registrant)

	By:	/s/Robin N. Dickson

Robin N. Dickson
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Index
4.1	*	Harmonic Inc. 2002 Employee Stock Purchase Plan, as amended

4.2	**	Harmonic Inc. 1995 Stock Plan, as amended

4.3	***	Harmonic Inc. 2002 Director Option Plan, as amended

31.1		Section 302 Certification of Principal Executive Officer

31.2		Section 302 Certification of Principal Financial Officer

32.1		Section 906 Certification of Principal Executive Officer

32.2		Section 906 Certification of Principal Financial Officer

*	Previously filed as Exhibit 1 to Harmonic’s Definitive Proxy Statement, dated April 21, 2004, and incorporated herein by reference.

**	Previously filed as Exhibit 2 to Harmonic’s Definitive Proxy Statement, dated April 21, 2004, and incorporated herein by reference.

***	Previously filed as Exhibit 3 to Harmonic’s Definitive Proxy Statement, dated April 21, 2004, and incorporated herein by reference.