Form 10-Q
period 2005-04-01
HARMONIC INC
filed 2005-05-11
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 1, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☑  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑  No ☐

As of April 28, 2005, there were 73,100,064 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	April 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31,661	$26,603
Short-term investments	72,893	74,004
Accounts receivable, net of allowances of $5,980 and $5,126	55,777	64,148
Inventories	43,237	41,763
Prepaid expenses and other current assets	9,479	8,504

Total current assets	213,047	215,022
Property and equipment, net of accumulated depreciation of $67,679 and $65,747	19,809	19,611
Goodwill, intangibles and other assets	9,684	7,723

Total Assets	$242,540	$242,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$967	$1,067
Accounts payable	23,834	22,381
Income taxes payable	6,476	7,099
Deferred revenue	21,693	15,469
Accrued liabilities	36,253	51,894

Total current liabilities	89,223	97,910
Long-term debt, less current portion	986	1,272
Accrued excess facilities costs, long-term	22,903	24,085
Other non-current liabilities	11,152	8,532

Total liabilities	124,264	131,799

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized: 73,094 and 72,286 shares issued and outstanding	73	72
Capital in excess of par value	2,045,826	2,039,738
Accumulated deficit	(1,927,279)	(1,928,984)
Accumulated other comprehensive loss	(344)	(269)

Total stockholders’ equity	118,276	110,557

Total Liabilities and Stockholders’ Equity	$242,540	$242,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	April 1, 2005	April 2, 2004
Net sales	$72,915	$55,106
Cost of sales	45,868	33,219

Gross profit	27,047	21,887

Operating expenses:
Research and development	9,459	8,850
Selling, general and administrative	15,325	13,994
Amortization of intangibles	958	1,933

Total operating expenses	25,742	24,777

Income (loss) from operations	1,305	(2,890)

Interest income, net	522	452
Other expense, net	(49)	(39)

Income (loss) before income taxes	1,778	(2,477)

Provision for income taxes	72	100

Net income (loss)	$1,706	$(2,577)

Net income (loss) per share:
Basic	$0.02	$(0.04)

Diluted	$0.02	$(0.04)

Shares used to compute net income (loss) per share:
Basic	72,839	71,713

Diluted	74,375	71,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net income (loss)	$1,706	$(2,577)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization of intangibles	1,730	3,473
Depreciation	2,080	2,461
Stock-based compensation	5	8
Benefit from excess and obsolete inventories	(51)	(667)
Loss on disposal of fixed assets	89	89
Deferred income taxes	—	3
Changes in assets and liabilities:
Accounts receivable	9,148	6,259
Inventories	(120)	(5,200)
Prepaid expenses and other assets	2,419	107
Accounts payable	1,109	317
Deferred revenue	8,106	(4,726)
Income taxes payable	(566)	(26)
Accrued excess facilities costs	(1,147)	(1,164)
Accrued and other liabilities	(16,605)	(2,782)

Net cash provided by (used in) operating activities	7,903	(4,425)

Cash flows from investing activities:
Purchases of investments	(19,787)	(22,561)
Proceeds from sale of investments	20,747	21,780
Acquisition of property and equipment, net	(1,815)	(1,647)
Acquisition of BTL, net of cash acquired	(5,955)	—

Net cash used in investing activities	(6,810)	(2,428)

Cash flows from financing activities:
Borrowings under bank line and term loan	—	228
Repayments under bank line and term loan	(386)	(421)
Repayments of capital lease obligations	(32)	—
Proceeds from issuance of common stock, net	4,243	1,958

Net cash provided by financing activities	3,825	1,765

Effect of exchange rate changes on cash and cash equivalents	140	37

Net increase (decrease) in cash and cash equivalents	5,058	(5,051)
Cash and cash equivalents at beginning of period	26,603	41,877

Cash and cash equivalents at end of period	$31,661	$36,826

Supplemental disclosure of cash flow information:
Interest paid during the period	$51	$21
Income tax payments, net	$127	$152
Non-cash investing and financing activities:
Issuance of restricted common stock to BTL shareholders	$1,831	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair statement of the results of operations for the unaudited interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2005. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.

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

	Three Months Ended
(In thousands, except per share data)	April 1, 2005	April 2, 2004
Net income (loss) as reported	$1,706	$(2,577)
Deduct: Employee stock expense included in net income (loss), net of related tax effects	—	—
Add: Total stock expense determined under fair value based method for all awards, net of related tax effects	(2,182)	(2,603)

Pro forma net loss	$(476)	$(5,180)

Basic and Diluted net income (loss) per share:
As reported	$0.02	$(0.04)

Pro forma	$(0.01)	$(0.07)

Note 3 — BTL Acquisition

On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private UK company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. In addition, Harmonic paid approximately $0.3 million in transaction costs for a total transaction price of approximately $7.9 million. The addition of BTL will expand our product line to include professional video/audio receivers and decoders. This will enable us to increase our distribution capabilities through expansion into new geographic regions. These factors contributed to a purchase price exceeding the fair value of BTL’s net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction.

The BTL acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of BTL are included in our Condensed Consolidated Statements of Operations from February 25, 2005, the date of acquisition. The following table summarizes the allocation of the purchase price based on the estimated fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash acquired	$149
Other tangible assets acquired	2,508
Amortizable intangible assets:
Existing technology	2,050
Customer relationships	540
Tradenames/trademarks	320
Order backlog	60
Goodwill	3,745

Total assets acquired	9,372
Liabilities assumed	(568)
Deferred tax liability for acquired intangibles	(891)

Net assets acquired	$7,913

Identified intangible assets, including existing technology and customer relationships are being amortized over their useful lives of 3 years; tradename/trademarks are being amortized over their useful lives of 2 years; and order backlog is being amortized over its useful life of 3 months.

The residual purchase price of $3.7 million has been recorded as goodwill and allocated to the Convergent Systems reporting unit. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of BTL is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

Supplemental pro forma information is not provided since the acquisition of BTL was not material to the Company’s results.

Note 4 — Cash, Cash Equivalents and Investments

At April 1, 2005 and December 31, 2004, cash, cash equivalents and short-term investments are summarized as follows:

(In thousands)	April 1, 2005	December 31, 2004

Cash and cash equivalents	$31,661	$26,603

Short-term investments:
Less than one year	49,500	49,373
Due in 1-2 years	23,393	24,631

Total short-term investments	72,893	74,004

Total cash, cash equivalents and short-term investments	$104,554	$100,607

The following is a summary of available-for-sale securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
April 1, 2005
U.S. government debt securities	$27,788	$—	$(173)	$27,615
Corporate debt securities	41,620	5	(347)	41,278
Other debt securities	4,000	—	—	4,000

Total	$73,408	$5	$(520)	$72,893

December 31, 2004
U.S. government debt securities	$23,526	$—	$(111)	$23,415
Corporate debt securities	43,341	—	(252)	43,089
Other debt securities	7,500	—	—	7,500

Total	$74,367	$—	$(363)	$74,004

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.

Note 5 — Inventories

(In thousands)	April 1, 2005	December 31, 2004

Raw materials	$14,487	$13,171
Work-in-process	3,536	4,085
Finished goods	25,214	24,507

	$43,237	$41,763

Note 6 — Goodwill and Identified Intangibles

Harmonic accounts for goodwill and other identified intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes that the operating divisions, Broadband Access Networks, or BAN, and Convergent Systems, or CS, represent the Company’s reporting units and CS is the only reporting unit with goodwill and intangible assets. The following is a summary of goodwill and intangible assets as of April 1, 2005 and December 31, 2004:

	April 1, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Identified intangibles:
Developed core technology	$29,847	$(27,917)	$1,930	$29,059	$(27,220)	$1,839
Customer base	31,909	(31,818)	91	33,295	(31,000)	2,295
Trademark and tradename	4,219	(3,919)	300	4,076	(3,794)	282
Supply agreement	3,512	(2,982)	530	3,107	(2,892)	215

Subtotal of identified intangibles	69,487	(66,636)	2,851	69,537	(64,906)	4,631
Goodwill	5,525	—	5,525	1,780	—	1,780

Total goodwill and other intangibles	$75,012	$(66,636)	$8,376	$71,317	$(64,906)	$6,411

The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.7 million and $3.0 million, respectively, during the three months ended April 1, 2005. In addition, intangible assets decreased by $3.0 million during the three months ended April 1, 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.

For the three months ended April 1, 2005 and April 2, 2004, the Company recorded a total of $1.7 million and $3.5 million, respectively, of amortization expense for identified intangibles, of which $0.8 million and $1.5 million, respectively, was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives for the next four years is as follows (in thousands):

Years Ending December 31,	Amounts
2005 (remaining nine months)	$927
2006	917
2007	863
2008	144

Total	$2,851

Note 7 — Credit Facilities and Long-Term Debt

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to approximately $14.0 million, including $4.0 million for equipment under a secured term loan. This facility, which was amended and restated in December 2004, expires in December 2005, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $50.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At April 1, 2005, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.75% as of April 1, 2005) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of April 1, 2005, $2.0 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at 6.25% per annum on outstanding borrowings as of April 1, 2005 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 13), there were no other outstanding borrowings or commitments under the line of credit facility as of April 1, 2005.

Note 8 — Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing the net income/(loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three months ended April 2, 2004 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three month periods ended April 1, 2005 and April 2, 2004, 3.8 million and 5.6 million, of weighted average antidilutive securities, including options, were excluded from the net income (loss) per share computations, respectively, because their effect is antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three Months Ended
(In thousands, except per share data)	April 1, 2005	April 2, 2004
Net income (loss) (numerator)	$1,706	$(2,577)

Shares calculation (denominator):
Weighted average shares outstanding — basic	72,839	71,713
Effect of Dilutive Securities:
Potential Common Stock relating to stock options	1,536	—
	-
Average shares outstanding — diluted	74,375	71,713

Net income (loss) per share — basic	$0.02	$(0.04)

Net income (loss) per share — diluted	$0.02	$(0.04)

Note 9 — Comprehensive Income/(Loss)

The Company’s total comprehensive income/(loss) was as follows:

	Three Months Ended
In thousands	April 1, 2005	April 2, 2004

Net income/(loss)	$1,706	$(2,577)
Change in unrealized gain/(loss) on investments, net	(94)	24
Foreign currency translation	19	(154)

Total comprehensive income/(loss)	$1,631	$(2,707)

Note 10 — Restructuring and Excess Facilities

During 2001, Harmonic recorded a charge for excess facilities costs of $21.8 million. As a result of uncertain market conditions and lower sales during the second half of 2002, the Company changed its estimates related to accrued excess facilities with regard to the expected timing and amount of sublease income due to the substantial surplus of vacant commercial space in the San Francisco Bay Area. In connection with these actions, Harmonic recorded an additional excess facilities charge of $22.5 million, net of expected sublease income, to selling, general and administrative expenses during the second half of 2002.

As of April 1, 2005, accrued excess facilities cost totaled $28.3 million of which $5.4 million was included in current accrued liabilities and $22.9 million in other non-current liabilities. The Company incurred cash outlays of $1.1 million, net of $0.2 million of sublease income, during the first three months of 2005 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $3.6 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2005 and to pay the remaining $24.7 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income or changes in other assumptions due to changes in market conditions.

The following table summarizes restructuring activities:

In thousands

Excess Facilities
Balance at December 31, 2004	29,421
Provisions	—
Cash payments, net of sublease income	(1,146)

Balance at April 1, 2005	$28,275

Note 11 — Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. The Company has been organized into two operating segments: BAN, for fiber optic systems, and CS, for digital video systems. Each segment has its own management team directing its product development, marketing strategies and its customer service requirements. A separate sales force generally supports both segments with appropriate product and market specialization as required.

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

Segment Sales and Profit:

	Three Months Ended
In thousands	April 1, 2005	April 2, 2004
Net sales:
Convergent Systems (CS)	$56,586	$35,796
Broadband Access Networks (BAN)	16,329	19,310

Total net sales	$72,915	$55,106

Income (loss) from segment operations:
Convergent Systems	$9,491	$2,930
Broadband Access Networks	(2,106)	1,970

Income (loss) from segment operations	7,385	4,900
Amortization of intangibles	(1,730)	(3,473)
Interest and other income, net	473	413
Corporate expenses and eliminations	(4,350)	(4,317)

Income (loss) before income taxes	$1,778	$(2,477)

Note 12 — Related Party

A director of Harmonic since January 2002 is a director of Terayon Communications, with whom the Company signed a reseller agreement for certain products. Product purchases from Terayon were approximately $8.8 million and $1.0 million for the three months ended April 1, 2005 and April 2, 2004, respectively. As of April 1, 2005 and

December 31, 2004, Harmonic had liabilities to Terayon of approximately $6.4 million and $0.2 million, respectively, for inventory purchases.

Note 13 — Guarantees

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

	Three Months Ended
In thousands	April 1, 2005	April 2, 2004

Balance at beginning of the period	$5,429	$4,886
Accrual for warranties	1,400	1,254
Warranty costs incurred	(1,242)	(1,352)
BTL acquisition	21	—

Balance at end of period	$5,608	$4,788

Standby Letters of Credit. As of April 1, 2005 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements and corporate purchase cards. The maximum amount of potential future payments under these arrangements was $0.9 million.

Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to the requirements of its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through April 1, 2005.

Guarantees. As of April 1, 2005, Harmonic had no other guarantees outstanding.

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

Note 15 — Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, “FASB,” issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial position, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that Statement 153 will have a significant impact on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. As noted in our stock-based compensation accounting policy, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. This is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123(R) at the beginning of fiscal year 2006. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option-pricing models.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations of continued customer concentration; our expectation that current business trends will result in higher net sales in 2005 than in 2004; our expectation that we will continue to sell an increased amount of third party products to our customers for the next one to two quarters; our expectations regarding a firmer industry capital spending environment, intensifying competition between cable and satellite operators, and the rebuilding or upgrading by telcos of their networks; our expectation that domestic sales will account for the majority of revenues in 2005; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectations regarding our capital expenditures during 2005; our expectations regarding the amount of amortization expense we will incur during 2005; and our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.

Overview

Harmonic designs, manufactures and sells digital video systems and fiber optic systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand, or VOD, high definition television (HDTV), high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital headend products and fiber optic transmission systems to cable television and satellite operators. We offer digital headend products to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems. We also derive a portion of our revenue, directly or indirectly, from sales of fiber optic transmission systems to cable television operators and from telephone companies that offer video services to their customers.

Harmonic is organized into two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. In the first quarter of 2005, sales of CS products accounted for approximately 78% of net sales, while BAN products accounted for approximately 22% of net sales. Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2005, sales to Comcast and Charter Communications accounted for 35% and 10% of net sales, respectively. In the first quarter of 2004, sales to Comcast, Echostar Satellite Corp. and Cox Communications accounted for 14%, 14% and 13% of net sales, respectively.

Industry capital spending has been steadily improving since the beginning of 2003, although it is significantly below the levels seen in 1999 and early 2000. We believe that our sequential quarterly sales increases in 2003, the 36% increase in net sales in 2004 compared to 2003, and the 32% increase in sales in the first quarter of 2005 compared to the first quarter of 2004 reflected a firmer industry capital spending environment worldwide which favorably impacted Harmonic. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HD television, and an overall improvement in industry capital markets. In addition, the major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. These competitive factors affecting our customers are happening in both the U.S. and international markets and we expect these trends to continue for the remainder of fiscal 2005.

In the first quarter of 2005, we sold an increased volume of third party products. A major customer requested that we bundle certain third party products as part of our solution in greater volumes than we expected. Since sales of these third party products carry a very low profit margin, our overall gross profit was lower than we expected. We anticipate continuing this trend of selling such an increased volume of third party products bundled with our systems for one to two more quarters, and this could adversely impact our gross margins.

Sales to customers outside of the United States in the first quarter of 2005 represented 36% of our total net sales. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.

Harmonic often recognizes a significant portion, or the majority, of its revenues in the last month of a quarter. In addition, our quarterly results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. Harmonic establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. Also, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Harmonic’s expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall.

On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private UK company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. BTL develops, manufactures and distributes professional video/ audio receivers and decoders and has approximately 40 employees.

Results of Operations

Harmonic’s historical consolidated statements of operations data for the first quarter of 2005 and 2004 as a percentage of net sales, are as follows:

	Three Months Ended
	April 1, 2005	April 2, 2004

Net sales	100%	100%
Cost of sales	63	60

Gross profit	37	40
Operating expenses:
Research and development	13	16
Selling, general and administrative	21	25
Amortization of intangibles	1	4

Total operating expenses	35	45
Income (loss) from operations	2	(5)
Interest and other income (expense), net	—	1

Income (loss) before income taxes	2	(4)
Provision for (benefit from) income taxes	—	—

Net income (loss)	2%	(5)%

Net Sales — Consolidated and Segment

Harmonic’s consolidated and segment net sales in the first quarter of 2005 compared with the corresponding period in 2004 is presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated and segment net sales in the first quarter of 2005 compared with the corresponding period in 2004 (in thousands, except percentages).

	Three Months Ended
Segmental Sales Data:	April 1, 2005	April 2, 2004
Convergent Systems	$56,586	$35,796
Broadband Access Networks	16,329	19,310

Net sales	$72,915	$55,106

	Three Months Ended
Segmental Sales Data:	April 1, 2005	April 2, 2004
Convergent Systems increase	$20,790
Broadband Access Networks decrease	(2,981)

Total increase	$17,809

Convergent Systems percent change	58.1%
Broadband Access Networks percent change	(15.4)%
Total percent change	32.3%

Net sales increased in the CS division during the first quarter of 2005 compared to the same period of 2004 principally due to stronger spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. The CS division sold significantly more third party products that were included with our systems in the first quarter of 2005 compared to the same period of 2004 because a major customer requested that we provide these products as part of our solution. Sales of third party products are expected to remain above historical levels for at least one to two quarters. Encoder sales in the first quarter of 2005 were significantly higher than the first quarter of 2004 but were down from the levels recorded in the fourth quarter of 2004. Telco revenue increased significantly in the first quarter of 2005 compared to the first quarter of 2004 as telcos continue to introduce and expand video services.

Net sales decreased in the BAN division in the first quarter of 2005 as compared to the same period in 2004 principally due to lower shipments to domestic cable customers, which was partially offset by increased revenue from products sold to telcos for fiber-to-the-premises projects. The decrease in domestic sales also was partially offset by a moderate improvement in spending by international cable operators. Transmitter, node and receiver revenue decreased in the first quarter of 2005 compared to the first quarter of 2004 principally due to lower demand by domestic cable customers. This decrease was partially offset by increased revenue from shipments of our optical products to telcos for fiber-to-the-premises projects.

Net Sales — Geographic

Harmonic’s domestic and international net sales in the first quarter of 2005 compared with the corresponding period in 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales in the first quarter of 2005 compared with the corresponding period in 2004 (in thousands, except percentages).

	Three Months Ended
Geographic Sales Data:	April 1, 2005	April 2, 2004
U.S	$46,374	$36,768
International	26,541	18,338

Net sales	$72,915	$55,106

U.S. increase	$9,606
International increase	8,203

Total Increase	$17,809

U.S. percent change	26.1%
International percent change	44.7%
Total percent change	32.3%

The increased U.S. sales in the first quarter of 2005 compared to the corresponding period in 2004 was principally due to stronger spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. Also, revenue from sales to telcos increased in the first quarter of 2005 compared to the first quarter of 2004 as shipments of our optical products for domestic fiber-to-the-premises projects increased.

International sales in the first quarter of 2005 increased significantly compared to the corresponding period in 2004 and remained strong in the international cable markets, especially the European cable market as international cable operators continued to implement digital video solutions. The increased international sales in the first quarter of 2005 as compared to the same period of 2004, was also due to increased international capital spending primarily in

Europe and Asia. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2005 as compared with the corresponding prior year period of 2004 are presented in the tables below. Also presented is the related dollar and percentage increase in gross profit in the first quarter of 2005 as compared with the corresponding period of 2004 (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2004
Gross profit	$27,047	$21,887
As a % of net sales	37.1%	39.7%

Increase	$5,160
Percent change	23.6%

The increase in gross profit in the first quarter of 2005 as compared to the corresponding period of 2004 was primarily due to higher sales. The gross margin percentage of 37.1% in the first quarter of 2005 compared to 39.7% in the first quarter of 2004 decreased primarily due to an increase in sales of third party products, which carry a significantly lower margin, to our end customers, and to a lesser extent by higher manufacturing costs due to expenses associated with the expansion of our FTTP product production, unrecovered manufacturing costs from lower BAN production levels, and a less favorable mix of products sold. The higher rate of sales of third party products to our end customers is expected to continue for at least one to two quarters which could adversely impact our gross margins.

In the first quarter of 2005, $0.8 million of amortization of intangibles was included in cost of sales compared to $1.5 million in the first quarter of 2004. The lower amortization in the first quarter of 2005 was due to the intangibles arising from the DiviCom acquisition becoming fully amortized during the quarter. We expect to record approximately $0.5 million in amortization of intangibles in cost of sales in the remaining nine months of 2005 due to the acquisition of BTL in February 2005.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2005, as compared with the corresponding period of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in research and development expense in the first quarter of 2005 as compared with the corresponding period of 2004 (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2004
Research and development expense	$9,459	$8,850
As a % of net sales	13.0%	16.1%

Increase	$609
Percent change	6.9%

The increase in research and development expense in the first quarter of 2005 as compared to the same period in 2004 was primarily the result of increased compensation costs of $1.1 million primarily from headcount increases, which was partially offset by lower costs for services provided by third parties of $0.3 million.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2005, as compared with the corresponding period of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in selling, general and administrative expense in the first quarter of 2005 as compared with the corresponding period of 2004 (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2004
Selling, general and administrative expense	$15,325	$13,994
As a % of net sales	21.0%	25.4%

Increase	$1,331
Percent change	9.5%

The increase in selling, general and administrative expense in the first quarter of 2005 compared to the same period in 2004 was primarily a result of increased accounting and corporate governance costs of $0.5 million, increased compensation costs of $0.4 million, and increased selling costs of $0.2 million. The increased compensation and selling costs in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to higher commissions from the increased sales, as well as higher sales related travel expenses and increased headcount in the sales and marketing areas.

Amortization of Intangibles

Harmonic’s amortization of intangible assets in operating expenses and the expense as a percentage of consolidated net sales in the first quarter of 2005 as compared with the corresponding period of 2004 are presented in the table below (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2204
Amortization of intangibles	$958	$1,933
As a % of net sales	1.3%	3.5%

The decrease in the amortization of intangibles in the first quarter of 2005 compared to the same period in 2004 was primarily due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005. Harmonic expects to record a total of approximately $0.4 million in amortization of intangibles in operating expenses in the remaining nine months of 2005 due to the intangible assets resulting from the acquisition of BTL in February 2005.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the first quarter of 2005 as compared with the corresponding period of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net, in the first quarter of 2005 as compared with the corresponding period of 2004 (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2004
Interest income, net	$522	$452
As a % of net sales	0.7%	0.8%

Increase	$70
Percent change	15.5%

The increase in interest income, net, in the first three months of 2005 compared to the corresponding period of 2004, was due primarily to a larger cash and short-term investment portfolio during the respective period of 2005 as compared to 2004 and to a lesser extent higher interest rates, and was partially offset by higher interest expense in the first quarter of 2005 compared to the same period in 2004 due to a higher debt balance.

Other Income (Expense), Net

Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the first quarter of 2005 as compared with the corresponding period of 2004, are presented in the table below.

Also presented is the related dollar and percentage decrease in other income (expense), net, in the first quarter of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2004
Other income (expense)	$(49)	$(39)
As a % of net sales	(0.1)%	(0.1)%

Decrease	$(10)
Percent change	(25.6)%

The increase in other expense, net, in the first quarter of 2005 compared to the same period of 2004 was primarily due to losses in 2005 from foreign exchange compared to a gain from foreign exchange in 2004, which was partially offset by lower corporate fees.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2005, as compared with the corresponding period of 2004, are presented in the tables below (in thousands, except percentages).

	Three Months Ended
	April 1, 2005	April 2, 2004
Provision for income taxes	$72	$100
As a % of net sales	0.1%	0.2%

The decrease in the provision for income taxes in the first quarter of 2005 compared to the corresponding prior year period was due to lower foreign income taxes.

Segments

Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest income, net, and other income (expense), net. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled Net Sales — Consolidated and Segment

Harmonic’s income (loss) from segment operations and the income (loss) as a percentage of consolidated net sales in the first quarter of 2005, as compared with the corresponding period of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in segment operations results in the first quarter of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended
Convergent Systems (CS)	April 1, 2005	April 2, 2004
Income from segment operations	$9,491	$2,930
As a % of net segment sales	16.8%	8.2%

Increase	$6,561
Percent change	223.9%

The increase in CS income from segment operations in the first quarter of 2005 compared to the same period of 2004, was primarily due to higher sales and lower third party manufacturing costs, partially offset by a less favorable margin on the mix of products sold, and an increase in operating expenses as compared to the same period of 2004. The lower gross margin was primarily caused by the increase in sales of third-party products to the end customers, which have a significantly lower gross margin than sales of our own products. The 2005 increase in operating expenses in the first quarter of 2005 was a result of higher research and development expenses and selling expenses as compared to the same period of 2004.

	Three Months Ended
Broadband Access Networks (BAN)	April 1, 2005	April 2, 2004
Income (loss) from segment operations	$(2,106)	$1,970
As a % of net segment sales	(12.9)%	10.2%

Decrease	$(4,076)
Percent change	(206.9)%

BAN incurred a loss from segment operations in the first quarter of 2005 compared to income in the same period in 2004, was primarily due to lower sales and increased manufacturing costs. Sales decreased by $3.0 million in the first quarter of 2005 compared to the same period in 2004 resulting in lower gross margin. As a result of lower BAN sales, the lower production levels resulted in unrecovered manufacturing costs during the first quarter of 2005. In addition, manufacturing costs increased due to expenses associated with the expansion of our FTTP product production. BAN results for the first quarter of 2004 included a benefit of $0.6 million related to products sold for which the cost basis had been written down in prior years and the first quarter of 2005 had no significant benefits.

Liquidity and Capital Resources

As of April 1, 2005, cash and cash equivalents and short-term investments totaled $104.6 million, compared to $100.6 million as of December 31, 2004. Cash provided by operations was $7.9 million in the first three months of 2005, compared to cash used in operations of $4.4 million in the first three months of 2004. The decreased use of cash in operations in the first three months of 2005 was primarily due to decreased accounts receivable of $9.1 million, increased deferred revenue of $8.1 million, lower prepaid expenses of $2.4 million, depreciation and amortization of $3.8 million and net income of $1.7 million, which was partially offset by lower accrued and other liabilities of $16.6 million. The decreased accounts receivable is primarily due to increased collection efforts and lower sales in the first quarter of 2005 compared to the fourth quarter of 2004. Increased deferred revenue is primarily due to the timing of revenue based on our revenue recognition policy and the completion stage of customers’ orders. The increase in prepaid expenses and other assets is primarily due to the acquisition of BTL which resulted in goodwill and intangible assets of $6.7 million offset by the reduction of the DiviCom intangible assets of $3.0 million from the reversal of a reserve for a pre-acquisition uncertain tax position. The decrease in accrued and other liabilities is primarily related to the payments made by Harmonic of approximately $5.8 million in February of 2005 pursuant to a tax sharing agreement between Harmonic and LSI Logic and lower compensation accruals.

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

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at April 1, 2005 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $1.8 million and $1.6 million in the first three months of 2005 and 2004, respectively. Harmonic currently expects capital expenditures to be approximately $8 million during 2005.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $14.0 million, including $4.0 million for equipment under a secured term loan. This facility, which was amended and restated in December 2004 and expires in December 2005, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $50.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At April 1, 2005, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.75% at April 1, 2005) or prime rate plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of April 1, 2005, $2.0 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at 6.25% per annum on outstanding borrowings as of April 1, 2005 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 13 of Notes to Condensed Consolidated Financial Statements), there were no other outstanding borrowings or commitments under the line of credit facility as of April 1, 2005.

We currently believe that our existing liquidity sources, including the proceeds from the November 2003 stock offering, and our bank line of credit facility, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in November 2003 related to a registration statement on Form S-3 that was declared effective by the SEC in April 2002. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.

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

We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased in the first quarter of 2005 compared to the same period in 2004, and 2004 compared to 2003. However, another economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the proposed sale of Adelphia Communications and the recent privatization of Cox Communications have led to capital spending delays at these customers. We cannot currently predict the impact of the proposed sale of Adelphia Communications or the privatization of Cox Communications on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.

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

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers, Or A Failure To Diversify Our Customer Base, Could Harm Our Business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first quarter of 2005, and the years 2004 and 2003 accounted for approximately 68%, 55% and 65% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS segment, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. In addition, the sale or financial restructuring of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the first quarter of 2005 and the years 2004 and 2003, sales to Comcast accounted for 35%, 17% and 32%, respectively, of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales. If Comcast and AT&T Broadband had been combined for all of 2002, total revenues for the combined entity would have been 17% of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business.

In addition, historically we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. While we have recently increased our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the need to replace revenue from a major project for a Japanese customer that was completed in 2004 with other domestic or international customers;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	changes in our operating expenses and extraordinary expenses;

•	the impact of FAS 123R, a new accounting standard which will require us to expense stock options;

•	our development of custom products and software;

•	the quantity of third-party products we sell, which products carry lower gross margins, compared to our own products;

•	the level of international sales; and

•	economic and financial conditions specific to the cable and satellite industries, and general economic conditions.

For example, the timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales during the third quarter of 2002, the first quarter of 2003, and the third quarter of 2004, and due to a change in product mix sold in the first quarter of 2005, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:

•	FTTP networks;

•	new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1);

•	the greater use of protocols such as IP; and

•	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).

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

If, for instance, operators do not pursue the “triple play” as aggressively as we expect, our net sales growth would be materially and adversely affected. Similarly, if our expectations regarding these and other trends are not met, our net sales may be materially and adversely affected.

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

Our CS division is currently developing and marketing products based on new video compression standards. Encoding products based on the current MPEG-2 compression standards have represented a significant portion of the Company’s sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1), are being adopted which are expected to provide significantly greater compression efficiency, thereby making more bandwidth available to operators. Harmonic is developing products based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not develop their products more quickly than us.

Our BAN division is currently marketing products for FTTP networks which certain telcos have begun to build. Although we believe that a number of our existing products can be deployed successfully in these networks, we will need to devote considerable resources to obtaining orders, qualifying our products and hiring knowledgeable personnel, and we may make significant financial commitments. There can be no assurance that these efforts will be successful in the near future, or at all.

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

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Additionally, orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004.

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

Sales to customers outside of the U.S. in the first quarter of 2005, and the years 2004 and 2003 represented 36%, 42% and 29% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:

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

While the capital market concerns about the domestic cable industry have eased, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast/AT&T Broadband transaction in 2002 and the acquisition by The News Corporation Ltd. in December 2003 of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. More recently, restructuring of the industry has continued with the privatization of Cox Communications, the planned sale of Adelphia Communications out of bankruptcy to Comcast and Time-Warner, and the proposed sale of Cablevision’s VOOM! satellite assets to Echostar. In addition, further business combinations may occur in our industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has announced changes to U.S. GAAP that will require us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. This regulation will negatively impact our earnings and may affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We Are Exposed To Additional Costs And Risks Associated With Complying With Increasing And New Regulation Of Corporate Governance And Disclosure Standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls over financial reporting, and attestation of the effectiveness of our internal controls over financial reporting by management and the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2004, and with each subsequently filed annual report on Form 10-K. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional accounting and legal expenses. While our assessment of our internal controls over financial reporting resulted in our conclusion that as of December 31, 2004, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We have generated substantial operating losses since we began operations in June 1988. Although we generated a small net profit in 2004 after several years of losses, future profitability is highly uncertain, and we may never achieve sustained profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of April 1, 2005 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

We believe that the proceeds of the stock offering we completed in November 2003, together with our existing liquidity sources, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. The stock offering we completed in November 2003 related to a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we will continue to be able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.

Our net sales increased approximately 32% in the first quarter of 2005 compared to the same period in 2004, and approximately 36% in 2004 from 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of 65 employees as of April 1, 2005, or approximately 10% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on LSI Logic for video encoding chips. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In late 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer. We completed the transition during the summer of 2004. Difficulties in managing relationships with current contract manufacturers, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results in the past were adversely affected by significant excess and obsolete inventory charges.

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain was exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 54 employees, including 42 employees in connection with our acquisition of BTL in February 2005. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

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

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of April 1, 2005, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February 2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.

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

We May Be Subject To Risks Associated With Other Acquisitions.

We have made, continue to consider making and may make investments in complementary companies, products or technologies. For example, on February 25, 2005, we acquired all of the issued and outstanding shares of Broadcast Technology Ltd., a private U.K. company. In connection with this and other acquisition transactions, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations, integrating the acquired technology or products into ours or complying with internal control requirements of the Sarbanes-Oxley Act as a result of an acquisition. We also may face challenges in achieving the strategic objectives, cost savings or other benefits from these proposed acquisitions and difficulties in expanding our management information systems to accommodate the acquired business. These difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries, each of whose sales and results of operations are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% and 4% of net sales in the first quarter of 2005 and the full year of 2004, respectively. In addition, the Company has various international branch offices, which provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable that are denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At April 1, 2005, we had a forward exchange contract to sell Euros totaling $4.0 million that matures during the second quarter of 2005. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position or cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position or cash flows.

Interest Rate Risk

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities, and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in other comprehensive income. There is a risk that losses could be incurred if the Company were to sell any of its securities prior to such security’s stated maturity. A 10% change in interest rates would not have had a material impact on financial conditions, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, a private UK company, for a purchase price of approximately £3.0 million in cash and 169,112 shares of Harmonic common stock. Harmonic purchased all of the shares of Broadcast Technology Limited directly from, and paid the consideration therefor directly to, the shareholders of the company. Harmonic relied upon the exemption from registration under the Securities Act provided by Regulation S. Harmonic based its reliance upon Regulation S on the fact that the offer and sale of Harmonic’s common stock was made in the United Kingdom, there were no directed selling efforts made by Harmonic in the United States with respect to such securities, and Harmonic required the purchasers of its common stock to agree to such restrictions on resale and other matters as required by Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Dated: May 10, 2005	HARMONIC INC. (Registrant)
	By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer