Form 10-Q
period 2005-07-01
HARMONIC INC
filed 2005-08-10
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 1, 2005.

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
Yes ☑ No ☐
As of July 29, 2005, there were 73,546,522 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amounts)	July 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,739	$26,603
Short-term investments	76,425	74,004
Accounts receivable, net of allowances of $4,748 and $5,126	48,190	64,148
Inventories	42,620	41,763
Prepaid expenses and other current assets	7,087	8,504

Total current assets	196,061	215,022
Property and equipment, net of accumulated depreciation of $69,666 and $65,747	19,047	19,611
Goodwill, intangibles and other assets	9,317	7,723

Total Assets	$224,425	$242,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$888	$1,067
Accounts payable	13,586	22,381
Income taxes payable	6,510	7,099
Deferred revenue	17,391	15,469
Accrued liabilities	34,137	51,894

Total current liabilities	72,512	97,910

Long-term debt, less current portion	789	1,272
Accrued excess facilities costs, long-term	21,693	24,085
Other non-current liabilities	11,632	8,532

Total liabilities	106,626	131,799

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized: 73,543 and 72,286 shares issued and outstanding	74	72
Capital in excess of par value	2,047,691	2,039,738
Accumulated deficit	(1,929,808)	(1,928,984)
Accumulated other comprehensive loss	(158)	(269)

Total stockholders’ equity	117,799	110,557

Total Liabilities and Stockholders’ Equity	$224,425	$242,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales	$59,762	$57,011	$132,678	$112,117
Cost of sales	36,365	34,715	82,233	67,933

Gross profit	23,397	22,296	50,445	44,184

Operating expenses:
Research and development	9,519	8,311	18,977	17,161
Selling, general and administrative	16,611	13,529	31,937	27,524
Amortization of intangibles	165	1,933	1,123	3,866

Total operating expenses	26,295	23,773	52,037	48,551

Loss from operations	(2,898)	(1,477)	(1,592)	(4,367)

Interest income, net	636	305	1,157	757
Other expense, net	(304)	(496)	(353)	(535)

Loss before income taxes	(2,566)	(1,668)	(788)	(4,145)

Provision for (benefit from) income taxes	(36)	100	36	200

Net loss	$(2,530)	$(1,768)	$(824)	$(4,345)

Net loss per share Basic and Diluted	$(0.03)	$(0.02)	$(0.01)	$(0.06)

Weighted average shares Basic and Diluted	73,112	71,832	72,976	71,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net loss	$(824)	$(4,345)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	2,065	6,947
Depreciation	4,033	4,784
Stock-based compensation	8	13
Provision for (benefit from) excess and obsolete inventories	(153)	(1,851)
Loss on disposal of fixed assets	13	204
Deferred income taxes	(136)	(35)
Changes in assets and liabilities:
Accounts receivable	16,875	(514)
Inventories	667	(6,074)
Prepaid expenses and other assets	1,705	(1,548)
Accounts payable	(9,139)	(1,826)
Deferred revenue	4,144	(6,721)
Income taxes payable	(583)	77
Accrued excess facilities costs	(2,372)	(2,510)
Accrued and other liabilities	(15,516)	(7,214)

Net cash provided by (used in) operating activities	787	(20,613)

Cash flows from investing activities:
Purchases of investments	(30,388)	(57,220)
Proceeds from sale of investments	27,950	50,755
Acquisition of property and equipment, net	(2,929)	(2,661)
Acquisition of BTL, net of cash acquired	(5,955)	—

Net cash used in investing activities	(11,322)	(9,126)

Cash flows from financing activities:
Borrowings under bank line and term loan	—	933
Repayments under bank line and term loan	(662)	(717)
Repayments of capital lease obligations	(50)	—
Proceeds from issuance of common stock, net	6,106	2,990

Net cash provided by financing activities	5,394	3,206

Effect of exchange rate changes on cash and cash equivalents	277	9

Net decrease in cash and cash equivalents	(4,864)	(26,524)
Cash and cash equivalents at beginning of period	26,603	41,877

Cash and cash equivalents at end of period	$21,739	$15,353

Supplemental disclosure of cash flow information:
Interest paid during the period	$90	$39
Income tax payments, net	$186	$355
Non-cash investing and financing activities:
Issuance of restricted common stock to BTL shareholders	$1,831	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2005. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported net income or cash flows.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Note 2 — Summary of Significant Accounting Policies
Stock Based Compensation. Harmonic accounts for employee stock option plans in accordance with Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”. If charges for Harmonic’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
In thousands, except per share data (Unaudited)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net loss as reported	$(2,530)	$(1,768)	$(824)	$(4,345)
Deduct: Employee stock expense included in net income (loss), net of related tax effects	—	—	—	—

Add: Total stock expense determined under fair value based method for all awards, net of related tax effects	(1,964)	(2,533)	(4,146)	(5,136)

Pro forma net loss	$(4,494)	$(4,301)	$(4,970)	$(9,481)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.02)	$(0.01)	$(0.06)

Pro forma	$(0.06)	$(0.06)	$(0.07)	$(0.13)

Note 3 — BTL Acquisition
On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private UK company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. In addition, Harmonic paid approximately $0.3 million in transaction costs for a total transaction price of approximately $7.9 million. The addition of BTL has expanded Harmonic’s product line to include professional video/audio receivers and decoders. This enabled us to expand the scope of solutions we provide for existing and emerging cable, satellite, terrestrial broadcast and telecom applications. These factors contributed to a purchase price exceeding the fair value of BTL’s net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction.
The BTL acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of BTL are included in Harmonic’s Condensed Consolidated Statements of Operations from February 25, 2005, the date of acquisition. The following table summarizes the allocation of the purchase price based on the estimated fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash acquired	$149
Other tangible assets acquired	2,508
Amortizable intangible assets:
Existing technology	2,050
Customer relationships	540
Tradenames/trademarks	320
Order backlog	60
Goodwill	3,745

Total assets acquired	9,372
Liabilities assumed	(568)
Deferred tax liability for acquired intangibles	(891)

Net assets acquired	$7,913

Identified intangible assets, including existing technology and customer relationships are being amortized over their useful lives of three years; tradename/trademarks are being amortized over their useful lives of two years; and order backlog is being amortized over its useful life of three months.
The residual purchase price of $3.7 million has been recorded as goodwill and allocated to the Convergent Systems reporting unit. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of BTL is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.
Supplemental pro forma information is not provided because the acquisition of BTL was not material to the Company’s results.
Note 4 — Cash, Cash Equivalents and Investments
At July 1, 2005 and December 31, 2004, cash, cash equivalents and short-term investments are summarized as follows:

(In thousands)	July 1, 2005	December 31, 2004
Cash and cash equivalents	$21,739	$26,603

Short-term investments:
Less than one year	54,809	49,373
Due in 1-2 years	21,616	24,631

Total short-term investments	76,425	74,004

Total cash, cash equivalents and short-term investments	$98,164	$100,607

The following is a summary of available-for-sale securities (in thousands).

	Amortized Cost	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
July 1, 2005
U.S. government debt securities	$25,054	$—	$(127)	$24,927
Corporate debt securities	46,951	4	(257)	46,698
Other debt securities	4,800	—	—	4,800

Total	$76,805	$4	$(384)	$76,425

December 31, 2004
U.S. government debt securities	$23,526	$—	$(111)	$23,415
Corporate debt securities	43,341	—	(252)	43,089
Other debt securities	7,500	—	—	7,500

Total	$74,367	$—	$(363)	$74,004

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 5 — Balance Sheet Details

(In thousands)	July 1, 2005	December 31, 2004

Inventories:
Raw materials	$13,928	$13,171
Work-in-process	3,432	4,085
Finished goods	25,260	24,507

	$42,620	$41,763

Accrued liabilities:
Pre-merger tax liability and other taxes	$10,669	$19,827
Accrued compensation	6,522	13,710
Accrued warranty	5,425	5,429
Accrued excess facilities costs - current	5,356	5,336
Capital lease obligations - current	81	84
Other	6,084	7,508

	$34,137	$51,894

Note 6 — Goodwill and Identified Intangibles
Harmonic accounts for goodwill and other identified intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes that the operating divisions, Broadband Access Networks, or BAN, and Convergent Systems, or CS, represent the Company’s reporting units and CS is the only reporting unit with goodwill and intangible assets. The following is a summary of goodwill and intangible assets as of July 1, 2005 and December 31, 2004:

	July 1, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Identified intangibles:
Developed core technology	$29,847	$(28,087)	$1,760	$29,059	$(27,220)	$1,839
Customer base	31,909	(31,858)	51	33,295	(31,000)	2,295
Trademark and tradename	4,219	(3,999)	220	4,076	(3,794)	282
Supply agreement	3,512	(3,027)	485	3,107	(2,892)	215

Subtotal of identified intangibles	69,487	(66,971)	2,516	69,537	(64,906)	4,631
Goodwill	5,525	—	5,525	1,780	—	1,780

Total goodwill and other intangibles	$75,012	$(66,971)	$8,041	$71,317	$(64,906)	$6,411

The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.7 million and $3.0 million, respectively, during the six months ended July 1, 2005. In addition, intangible assets decreased by $3.0 million during the six months ended July 1, 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.
For the three and six months ended July 1, 2005, the Company recorded a total of $0.3 million and $2.1 million, respectively, of amortization expense for identified intangibles, of which $0.2 million and $0.9 million, respectively, was included in cost of sales. For the three and six months ended July 2, 2004, the Company recorded a total of $3.5 million and $7.0 million, respectively, of amortization expense for identified intangibles, of which $1.5 million and $3.1 million, respectively, was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives for the next four years is as follows (in thousands):

Years Ending December 31,	Amounts
2005 (remaining 6 months)	$592
2006	917
2007	863
2008	144

Total	$2,516

Note 7 — Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to approximately $14.0 million, including $4.0 million for equipment under a secured term loan. This facility, which was amended and restated in December 2004, expires in December 2005, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $50.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At July 1, 2005, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (6.25% as of July 1, 2005) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of July 1, 2005, $1.7 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at 6.75% per annum on outstanding borrowings as of July 1, 2005 and matures at various dates through December 2007. Other than standby letters of credit, there were no other outstanding borrowings or commitments under the line of credit facility as of July 1, 2005.

Note 8 — Net Income/(Loss) Per Share
Basic net income/(loss) per share is computed by dividing the net income/(loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and six months ended July 2, 2004 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three and six month periods ended July 1, 2005, 9.8 million and 10.3 million, of potentially dilutive shares, consisting of options, were excluded from the net income per share computations, respectively, because their effect was antidilutive. During the three and six month periods ended July 2, 2004, 9.1 million and 9.4 million, of potentially dilutive shares, consisting of options, were excluded from the net loss per share computations, respectively, because their effect was antidilutive.
Note 9 — Comprehensive Income/(Loss)
The Company’s total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
In Thousands (Unaudited)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net loss	$(2,530)	$(1,768)	$(824)	$(4,345)
Change in unrealized gain (loss) on investments, net	83	(234)	(11)	(210)
Foreign currency translation	104	66	123	(88)

Total comprehensive loss	$(2,343)	$(1,936)	$(712)	$(4,643)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

		December 31,
In Thousands (Unaudited)	July 1, 2005	2004
Unrealized loss on investments	$(236)	$(225)
Cumulative gain (loss) on foreign currency translation	78	(44)

Accumulated other comprehensive loss	$(158)	$(269)

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
As of July 1, 2005, accrued excess facilities cost totaled $ 27.0 million of which $5.3 million was included in current accrued liabilities and $21.7 million in other non-current liabilities. The Company incurred cash outlays of $2.4 million, net of $0.4 million of sublease income, during the first six months of 2005 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $2.4 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2005 and to pay the remaining $24.6 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income or changes in other assumptions due to changes in market conditions.
The following table summarizes restructuring activities:

Excess Facilities
Balance at December 31, 2004	$29,421
Provisions	—
Cash payments, net of sublease income	(2,372)

Balance at July 1, 2005	$27,049

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
Segment Sales and Profit:

	Three Months Ended		Six Months Ended
In Thousands (Unaudited)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales:
Convergent Systems	$43,015	$33,319	$99,601	$69,115
Broadband Access Networks	16,747	23,692	33,077	43,002

Total net sales	$59,762	$57,011	$132,678	$112,117

Income (loss) from segment operations:
Convergent Systems	$4,319	$1,559	$13,810	$4,489
Broadband Access Networks	(1,108)	4,842	(3,214)	6,812

Income (loss) from segment operations	3,211	6,401	10,596	11,301
Amortization of intangibles	(335)	(3,473)	(2,065)	(6,947)
Interest and other income, net	331	(191)	804	222
Corporate expenses and eliminations	(5,773)	(4,405)	(10,123)	(8,721)

Loss before income taxes	$(2,566)	$(1,668)	$(788)	$(4,145)

Note 12 — Related Party
A director of Harmonic since January 2002 is a director of Terayon Communications, with whom the Company signed a reseller agreement for certain products. Product purchases from Terayon were approximately $7.2 million and $17.0 million for the three and six months ended July 1, 2005, respectively. Product purchases from Terayon were approximately $1.8 million and $2.8 million for the three and six months ended July 2, 2004, respectively. As of July 1, 2005 and December 31, 2004, Harmonic had liabilities to Terayon of approximately $2.3 million and $0.2 million, respectively, for inventory purchases.

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

	Three Months Ended		Six Months Ended
In Thousands (Unaudited)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Balance at the beginning of the period	$5,608	$4,788	$5,429	$4,886
Accrual for warranties	1,125	1,328	2,525	2,581
Warranty costs incurred	(1,308)	(1,214)	(2,550)	(2,565)
BTL acquisition	—	—	21	—

Balance at end of period	$5,425	$4,902	$5,425	$4,902

Standby Letters of Credit. As of July 1, 2005 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and employer state requirements. The maximum amount of potential future payments under these arrangements was $0.9 million.
Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to the requirements of its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain contractual arrangements, subject to parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through July 1, 2005.
Guarantees. As of July 1, 2005, Harmonic had no other guarantees outstanding.
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
Note 15 — Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board, “FASB,” issued Statement of Financial Accounting Standard, “SFAS”, No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not currently believe that SFAS No. 151 will have a significant impact on its financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that SFAS No. 153 will have a significant impact on its financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. As noted in our stock-based compensation accounting policy, the Company does not record compensation expense for stock-based compensation. Under SFAS No. 123(R), the Company will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. This is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123(R) at the beginning of fiscal year 2006. The Company is currently in the process of evaluating the impact of SFAS No. 123(R) on its financial statements, including different option-pricing models.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123(R) at the beginning of fiscal year 2006, which could have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting change made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations regarding net sales for the second half of 2005; our expectations of continued customer concentration; our expectation that we will continue to sell a significant volume of third party products bundled with our systems; our expectations regarding a firmer industry capital spending environment, intensifying competition between cable and satellite operators, and the rebuilding or upgrading by telcos of their networks; our expectation that domestic sales will account for the majority of revenues in 2005; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectations regarding our capital expenditures during the remainder of 2005; our expectations regarding the amount of amortization expense we will incur during the remainder of 2005; our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
Overview
Harmonic designs, manufactures and sells digital video systems and fiber optic systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand, or VOD, high definition television, or HDTV, high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital headend products and fiber optic transmission systems to cable television and satellite operators. We offer digital headend products to enable delivery of digital video, voice and data over satellite and wireless networks and cable systems. We also derive a portion of our revenue, directly or indirectly, from sales of fiber optic transmission systems to cable television operators and from telephone companies that offer video services to their customers.
Harmonic is organized into two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. In the second quarter of 2005, sales of CS products accounted for approximately 72% of net sales, while sales of BAN products accounted for approximately 28% of net sales. In the first six months of 2005, sales of CS products accounted for approximately 75% of net sales, while sales of BAN products accounted for approximately 25% of net sales. Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the second quarter of 2005, sales to Comcast accounted for 19% of net sales, and in the second quarter of 2004, sales to Comcast and Sky Perfect Communications accounted for 22% and 11% of net sales, respectively. In the first six months of 2005, sales to Comcast and Charter Communications accounted for 28% and 10% of net sales, respectively, and in the first six months of 2004, sales to Comcast accounted for 18% of net sales.
Industry capital spending has been steadily improving since the beginning of 2003, although it has remained significantly below the levels seen in 1999 and early 2000. We believe that our sequential quarterly sales increases in 2003, the 36% increase in net sales in 2004 compared to 2003, and the 18% increase in sales in the first six months of 2005 compared to the first six months of 2004 reflected a firmer industry capital spending environment worldwide, which favorably impacted Harmonic. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HD television, and an overall improvement in industry capital markets. In addition, the major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. These competitive factors affecting our customers are happening in both the U.S. and international markets. Despite this improving environment, the Company did experience slower orders of digital headend systems from domestic cable operators in the second quarter of 2005. As a result, we expect net sales in the second half of 2005 to be lower than net sales in the first six months of 2005.
In the first quarter and first six months of 2005, we sold an increased volume of third party products when compared to our historical sales of such products. A major customer requested that we bundle certain third party products as part of our solution in greater volumes than we expected. Since sales of third party products carry a very low profit margin, our overall gross profit was lower than we expected. We anticipate continuing this trend of selling such an increased volume of third party products bundled with our systems for several more quarters, although at declining amounts from the first and second quarters of 2005, and this could adversely affect our gross margin.
Sales to customers outside of the United States in the second quarter and first six months of 2005 represented 41% and 39%, respectively, of our total net sales. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private U.K. company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. BTL develops, manufactures and distributes professional video/ audio receivers and decoders and has approximately 40 employees.
Results of Operations
Harmonic’s historical consolidated statements of operations data for the second quarter and first six months of 2005 and 2004 as a percentage of net sales, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales	100%	100%	100%	100%
Cost of sales	61	61	62	61

Gross profit	39	39	38	39
Operating expenses:
Research and development	16	15	14	15
Selling, general and administrative	28	24	24	25
Amortization of intangibles	—	3	1	3

Total operating expenses	44	42	39	43
Loss from operations	(5)	(3)	(1)	(4)
Interest income, net	1	1	1	1
Other income (expense), net	—	(1)	—	(1)

Loss before income taxes	(4)	(3)	(1)	(4)
Provision for (benefit from) income taxes	—	—	—	—

Net loss	(4)%	(3)%	(1)%	(4)%

Net Sales — Consolidated and Segment
Harmonic’s consolidated and segment net sales in the second quarter and first six months of 2005 compared with the corresponding periods in 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated and segment net sales in the second quarter and first six months of 2005 compared with the corresponding periods in 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
Segmental Sales Data:	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Convergent Systems	$43,015	$33,319	$99,601	$69,115
Broadband Access Networks	16,747	23,692	33,077	43,002

Net sales	$59,762	$57,011	$132,678	$112,117

Convergent Systems increase	$9,696		$30,486
Broadband Access Networks (decrease)	(6,945)		(9,925)

Total increase	$2,751		$20,561

Convergent Systems percent change	29.1%		44.1%
Broadband Access Networks percent change	(29.3)%		(23.1)%
Total percent change	4.8%		18.3%
Net sales increased in the CS division in the second quarter and first six months of 2005 compared to the corresponding prior year periods principally due to stronger spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. The CS division sold significantly more third party products that are integrated into our systems in the first six months of 2005 compared to the same period of 2004 because certain customers requested that we provide complete integrated solutions, although sales of third party products in the second quarter of 2005 were lower than the first quarter of 2005. Satellite sales in the second quarter and the first six months of 2005 were lower than the second quarter and first six months of 2004 due to a major upgrade by a Japanese customer in the second quarter of 2004. Encoder sales in the second quarter and first six months of 2005 were significantly higher than the corresponding periods of 2004 primarily due to stronger spending by domestic cable customers for major digital headend projects.
Net sales decreased in the BAN division in the second quarter and first six months of 2005 as compared to the corresponding prior year periods in 2004 principally due to lower shipments to domestic cable customers, which was partially offset by increased revenue from products sold to telcos for fiber-to-the-premises, or FTTP, projects. Transmitter, node and receiver revenue decreased in the second quarter and first six months of 2005 compared to the corresponding periods of 2004 principally due to lower demand by domestic cable customers. This decrease was partially offset by increased revenue from shipments of our optical products to telcos for FTTP projects.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the second quarter and first six months of 2005 compared with the corresponding periods in 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales in the second quarter and first six months of 2005 compared with the corresponding period in 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
Geographic Sales Data:	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
U.S	$35,197	$31,898	$81,571	$68,666
International	24,565	25,113	51,107	43,451

Net sales	$59,762	$57,011	$132,678	$112,117

U.S. increase	$3,299		$12,905
International increase (decrease)	(548)		7,656

Total increase	$2,751		$20,561

U.S. percent change	10.3%		18.8%
International percent change	(2.2)%		17.6%
Total percent change	4.8%		18.3%
The increased U.S. sales in the second quarter and first six months of 2005 compared to the corresponding periods in

2004 was principally due to stronger spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. Also, revenue from sales to telcos increased in the second quarter of 2005 compared to the second quarter of 2004 as shipments of our optical products for domestic FTTP projects increased.
The decreased international sales in the second quarter of 2005 as compared to the same period of 2004, was due to a major upgrade by a Japanese customer in the second quarter of 2004. The decrease was substantially offset by increased international capital spending in the second quarter of 2005, primarily in Europe and Asia. International sales in the first six months of 2005 increased significantly compared to the corresponding period in 2004 and remained strong in the international cable markets, especially the European cable market, as international cable operators continued to implement digital video solutions. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the second quarter and first six months of 2005 as compared with the corresponding prior year periods are presented in the tables below. Also presented is the related dollar and percentage increase in gross profit in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Gross profit	$23,397	$22,296	$50,445	$44,184
As a % of net sales	39.2%	39.1%	38.0%	39.4%

Increase	$1,101		$6,261
Percent change	4.9%		14.2%
The increase in gross profit in the second quarter 2005 as compared to the corresponding period of 2004 was primarily due to the recognition of previously deferred revenues of $3.0 million with no corresponding cost, but was mostly offset by sales of third party products to our end customers, which carry a significantly lower margin, and a write-down of cost of approximately $2.0 million for obsolete and excess inventory. In addition, the gross profit increased in the first six months of 2005 as compared to the corresponding period of 2004 as a result of higher sales. Gross profit as a percentage of sales decreased in the first six months of 2005 compared to the first six months of 2004 primarily due to the low gross margin of the sales of third party products. Our gross profit in the second quarter and first six months of 2005 was reduced because of higher manufacturing costs due to the ramp up of FTTP product production and unrecovered manufacturing costs, or absorption, from the lower BAN sales. Gross profit for the second quarter and first six months of 2005 included a benefit of $0.1 million and $0.2 million, respectively, related to products sold for which the cost basis had been written down in prior years, as compared to $1.0 million and $1.9 million in the corresponding periods of 2004. The sale of third party products to our end customers is expected to continue for at least several more quarters and could result in gross margins below previous levels.
In the second quarter and first six months of 2005, $0.2 million and $0.9 million, respectively, of amortization of intangibles was included in cost of sales compared to $1.5 million and $3.1 million in the corresponding periods of 2004. The lower amortization in the second quarter and first six months of 2005 was due to the intangibles arising from the DiviCom acquisition becoming fully amortized. We expect to record approximately $0.2 million in amortization of intangibles in cost of sales in the remaining six months of 2005 due to the acquisition of BTL in February 2005.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2005, as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in research and development expense in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Research and development expense	$9,519	$8,311	$18,977	$17,161
As a % of net sales	15.9%	14.6%	14.3%	15.3%

Increase	$1,208		$1,816
Percent change	14.5%		10.6%
The increase in research and development expense in the second quarter of 2005 as compared to the corresponding period in 2004 was primarily the result of increased compensation costs of $0.8 million, primarily from headcount increases, and increased expenses for prototype materials of $0.6 million related to our development of new MPEG4 products. The increase in research and development expense in the first six months of 2005 as compared to the corresponding period in 2004 was primarily the result of increased compensation costs of $1.9 million, primarily from headcount increases, and increased expenses for prototype materials of $0.5 million, which was partially offset by lower costs for services provided by third parties of $0.5 million.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2005, as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in selling, general and administrative expense in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Selling, general and administrative expense	$16,611	$13,529	$31,937	$27,524
As a % of net sales.	27.8%	23.7%	24.1%	24.6%

Increase	$3,082		$4,413
Percent change	22.8%		16.0%
The increase in selling, general and administrative expense in the second quarter of 2005 compared to the corresponding period in 2004 was primarily a result of increased compensation expenses of $0.9 million, higher marketing and travel expenses of $0.9 million, increased corporate governance expenses of $0.3 million and increased expenses from the acquisition of BTL of $0.3 million. The increase in compensation costs in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to higher commission from the increased sales as well as increased headcount in the sales and marketing areas. Marketing and travel expenses increased in the second quarter of 2005 compared to the second quarter of 2004 primarily from increased trade show expenses.
The increase in selling, general and administrative expense in the first six months of 2005 compared to the corresponding period in 2004 was primarily a result of increased compensation expenses of $1.1 million, higher marketing and travel expenses of $1.0 million, increased corporate governance expenses of $1.5 million and increased expenses from the acquisition of BTL of $0.4 million. The increase in compensation costs in the first six months of 2005 compared to the corresponding period of 2004 was primarily due to higher commission from the increased sales as well as increased headcount in the sales and marketing areas. Marketing and travel expenses increased in the first six months of 2005 compared to the corresponding period of 2004 primarily from increased trade show expenses.
Amortization of Intangibles
Harmonic’s amortization of intangible assets in operating expenses and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 are presented in the table below (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Amortization of intangibles	$165	$1,933	$1,123	$3,866
As a % of net sales	0.3%	3.4%	0.8%	3.5%

Decrease	$(1,768)		$(2,743)
Percent change	(91.5)%		(70.9)%
The decrease in the amortization of intangibles in the second quarter and first six months of 2005 compared to the corresponding periods in 2004 was primarily due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005. Harmonic expects to record a total of approximately $0.3 million in amortization of intangibles in operating expenses in the remaining six months of 2005 due to the intangible assets resulting from the acquisition of BTL in February 2005.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net, in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Interest income, net	$636	$305	$1,157	$757
As a % of net sales	1.1%	0.5%	0.9%	0.7%

Increase	$331		$400
Percent change	108.5%		52.8%
The increase in interest income, net, in the second quarter and first six months of 2005 compared to the corresponding period of 2004, was due primarily to a larger cash and short-term investment portfolio during the respective periods of 2005 as compared to 2004, higher interest rates on the investment portfolio and lower interest expense due to a lower debt balance in the second quarter and first six months of 2005 compared to the corresponding periods in 2004.
Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in other income (expense), net, in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Other income (expense)	$(304)	$(496)	$(353)	$(535)
As a % of net sales	(0.5)%	(0.9)%	(0.3)%	(0.5)%

Increase	$192		$182
Percent change	38.7%		34.0%
The decrease in other expense, net, in the second quarter and first six months of 2005 compared to the corresponding periods of 2004 was primarily due to lower corporate fees in 2005.

Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales in the second quarter and first six months of 2005, as compared with the corresponding periods of 2004, are presented in the tables below. Also presented is the related dollar and percentage decrease in provision for (benefit from) income taxes in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Provision for (benefit from) income taxes	$(36)	$100	$36	$200
As a % of net sales	(0.1)%	0.2%	0.0%	0.2%

Decrease	$(136)		$(164)
Percent change	(136.0)%		(82.0)%
The decrease in the provision for income taxes in the second quarter and first six months of 2005 compared to the corresponding periods in 2004 was due to lower foreign income taxes.
Segments
Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest income, net, and other income (expense), net. See Note 11 of Notes to Condensed Consolidated Financial Statements.
Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled Net Sales — Consolidated and Segment
Harmonic’s income (loss) from segment operations and the income (loss) as a percentage of consolidated net sales in the second quarter and first six months of 2005, as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in segment operations results in the second quarter and first six months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

Convergent Systems (CS)	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Income (loss) from segment operations	$4,319	$1,559	$13,810	$4,489
As a % of net sales	7.2%	2.7%	10.4%	4.0%

Increase	$2,760		$9,321
Percent change	177.0%		207.6%
The increase in CS income from segment operations in the second quarter and first six months of 2005 compared to the corresponding periods of 2004, was primarily due to higher sales and lower third party manufacturing costs, partially offset by an increase in operating expenses as compared to the same periods of 2004. The lower gross margin was primarily caused by the increase in the sales of third-party products sold to the end customers which have a significantly lower gross margin. The increase in operating expenses in the second quarter and first six months of 2005 were as a result of higher research and development expenses and selling expenses as compared to the same periods of 2004.

Broadband Access Networks (BAN)	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Income (loss) from segment operations	$(1,108)	$4,842	$(3,214)	$6,812
As a % of net sales	1.9%	8.5%	2.4%	6.1%

Decrease	$(5,950)		$(10,026)
Percent change	(122.9)%		(147.2)%
BAN incurred a loss from segment operations in the second quarter and first six months of 2005 compared to income in the corresponding periods in 2004, which was primarily due to lower sales and increased manufacturing costs. Sales in the second quarter and first six months of 2005 decreased by $6.9 million and $9.9 million, respectively, compared to the corresponding periods in 2004 resulting in lower gross margin. As a result of lower sales, recovered manufacturing expenses, or absorption, were lower which increased the periods’ manufacturing costs. In addition, manufacturing costs increased due to the ramp up of FTTP product production.
Liquidity and Capital Resources
As of July 1, 2005, cash and cash equivalents and short-term investments totaled $98.2 million, compared to $100.6 million as of December 31, 2004. Cash provided by operations was $0.8 million in the first six months of 2005, compared to cash used in operations of $20.6 million in the first six months of 2004. The decreased use of cash in operations in the first six months of 2005 was primarily due to decreased accounts receivable of $16.9 million, increased deferred revenue of $4.1 million and depreciation and amortization of $6.1 million, which was partially offset by lower accrued and other liabilities of $15.5 million and accounts payable of $9.1 million. The decreased accounts receivable is primarily due to increased collection efforts and lower sales in the second quarter of 2005 compared to the fourth quarter of 2004. Increased deferred revenue is primarily due to the timing of revenue based on our revenue recognition policy and the completion stage of customers’ orders. The decrease in accrued and other liabilities is primarily related to the payments made by Harmonic of approximately $5.8 million in 2005 pursuant to a tax sharing agreement between Harmonic and LSI Logic and lower compensation accruals of $7.2 million. The decrease in accounts payable of approximately $9.2 million is primarily due to lower inventory purchases.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at July 1, 2005 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.

Additions to property, plant and equipment were $2.9 million and $2.7 million in the first six months of 2005 and 2004, respectively. Harmonic currently expects capital expenditures to be between $3 million and $4 million during the remaining six months of 2005.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $14.0 million, including $4.0 million for equipment under a secured term loan. This facility, which was amended and restated in December 2004 and expires in December 2005, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $50.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At July 1, 2005, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (6.25% at July 1, 2005) or prime rate plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of July 1, 2005, $1.7 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at 6.75% per annum on outstanding borrowings as of July 1, 2005 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 13 of Notes to Condensed Consolidated Financial Statements), there were no other outstanding borrowings or commitments under the line of credit facility as of July 1, 2005.
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
These capital spending patterns are dependent on a variety of factors, including:
▪	access to financing;

▪	annual budget cycles;
▪	the impact of industry consolidation;
▪	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;
▪	overall demand for communication services and the acceptance of new video, voice and data services;
▪	evolving industry standards and network architectures;
▪	competitive pressures, including pricing pressures;
▪	discretionary customer spending patterns; and
▪	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
▪	uncertainty related to development of digital video industry standards;
▪	delays associated with the evaluation of new services, new standards, and system architectures by many cable and satellite television operators;
▪	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;
▪	a reduction in the amount of capital available to finance projects of our customers and potential customers;
▪	proposed business combinations and divestitures by our customers and regulatory review thereof;
▪	economic and financial conditions in domestic and international markets; and
▪	bankruptcies and financial restructuring of major customers.
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
We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased in the second quarter and first six months of 2005 compared to the same periods in 2004, and for the year 2004 compared to 2003. However, another economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the proposed sale of

Adelphia Communications have led to capital spending delays at these customers. We cannot currently predict the impact of the proposed sale of Adelphia Communications to Comcast and Time-Warner cable on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first six months of 2005, and the years 2004 and 2003 accounted for approximately 63%, 55% and 65% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the direct broadcast satellite (DBS) market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. In addition, the sale or financial restructuring of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the first six months of 2005 and the years 2004 and 2003, sales to Comcast accounted for 28%, 17% and 32%, respectively, of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
▪	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;
▪	changes in market demand;
▪	the timing and amount of orders, especially from significant customers;

▪	the timing of revenue recognition from solution contracts which may span several quarters;
▪	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;
▪	the need to replace revenue from a major project for a Japanese customer that was completed in 2004 with other domestic or international customers;
▪	competitive market conditions, including pricing actions by our competitors;
▪	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;
▪	our unpredictable sales cycles;
▪	the amount and timing of sales to telcos, which are particularly difficult to predict;
▪	new product introductions by our competitors or by us;
▪	changes in domestic and international regulatory environments;
▪	market acceptance of new or existing products;
▪	the cost and availability of components, subassemblies and modules;
▪	the mix of our customer base and sales channels;
▪	the mix of our products sold;
▪	changes in our operating expenses and extraordinary expenses;
▪	the impact of FAS 123R, a new accounting standard which will require us to expense stock options;
▪	our development of custom products and software;
▪	the quality of third-party products we sell, which products carry lower gross margins, compared to our own products;
▪	the level of international sales; and
▪	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
For example, the timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.
In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales during the third quarter of 2002, the first quarter of 2003, the third quarter of 2004, and a decrease in gross profit percentage in the first six months of 2005, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
▪	FTTP networks;
▪	new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1);
▪	the greater use of protocols such as IP; and
▪	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
▪	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;
▪	the use of digital video by businesses, governments and educators;
▪	the entry of telcos into the video business to allow them to offer the “triple play”;
▪	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and
▪	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video and new services such as VoIP.
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
We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.
Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:
▪	are not cost effective;
▪	are not brought to market in a timely manner;
▪	are not in accordance with evolving industry standards and architectures;

▪	fail to achieve market acceptance; or
▪	are ahead of the market.
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
The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:
▪	a significant technical evaluation;
▪	a commitment of capital and other resources by cable, satellite, and other network operators;
▪	time required to engineer the deployment of new technologies or new broadband services;
▪	testing and acceptance of new technologies that affect key operations; and
▪	test marketing of new services with subscribers.
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
Sales to customers outside of the U.S. in the first six months of 2005, and the years 2004 and 2003 represented 39%, 42% and 29% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
▪	changes in foreign government regulations and telecommunications standards;
▪	import and export license requirements, tariffs, taxes and other trade barriers;
▪	fluctuations in currency exchange rates;
▪	difficulty in collecting accounts receivable;
▪	the burden of complying with a wide variety of foreign laws, treaties and technical standards;
▪	difficulty in staffing and managing foreign operations;
▪	political and economic instability; and
▪	changes in economic policies by foreign governments
During 2004, a significant percentage of our international revenues were derived from a major upgrade by a Japanese customer of its satellite facilities. That upgrade has now been completed, and sales to this customer in the first six months of 2005 have declined compared to the corresponding period of 2004, which has adversely affected our sales to international customers.
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
We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management and the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2004, and with each subsequently filed annual report on Form 10-K. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional accounting and legal expenses. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2004, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. Although we generated a small net profit in 2004 after several years of losses, future profitability is highly uncertain, and we may never achieve sustained profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of July 1, 2005 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.
Our net sales increased approximately 18% in the first six months of 2005 compared to the same period in 2004, and approximately 36% in 2004 from 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.
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
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 65 employees as of July 1, 2005, or approximately 10% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations.
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
We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain was exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first six months of 2005, we added 63 employees, including 42 employees in connection with our acquisition of BTL in February 2005. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
We May Be Materially Affected By The WEEE And RoHS Directives.
The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. Because the specific legal requirements have not been finalized, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE and RoHS. We cannot assure you that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.
We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of July 1, 2005, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February 2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.
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
Harmonic has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the Harmonic Board of Directors. These include provisions:
▪	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;
▪	limiting the liability of, and providing indemnification to, directors and officers;
▪	limiting the ability of Harmonic stockholders to call and bring business before special meetings;
▪	requiring advance notice of stockholder proposals for business to be conducted at meetings of Harmonic stockholders and for nominations of candidates for election to the Harmonic Board of Directors;
▪	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and
▪	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries, each of whose sales and results of operations are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 6% of net sales in the first six months of 2005 and the full year of 2004. In addition, the Company has various international branch offices, which provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable that are denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At July 1, 2005, we had a forward exchange contract to sell Euros totaling $4.0 million that matures during the third quarter of 2005. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position or cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position or cash flows.
Interest Rate Risk
Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities, and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in other comprehensive income. There is a risk that losses could be realized if the Company were to sell any of its securities prior to such security’s stated maturity. A 10% change in interest rates would not have had a material impact on financial conditions, results of operations or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders of the Company, held on May 26, 2005, the following matters were acted upon by the stockholders of the Company:
1.	The election of Anthony J. Ley, E. Floyd Kvamme, William F. Reddersen, Lewis Solomon, Michel L. Vaillaud, and David R. Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;
2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.
3.	To transact such other business as may properly come before the meeting and any adjournment or postponement thereof.
The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 73,094,344 and 67,400,493 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Against
Proposal 1 - Election of Directors
Anthony J. Ley	65,881,947	1,518,546
E. Floyd Kvamme	65,859,710	1,540,783
William F. Reddersen	66,356,171	1,044,322
Lewis Solomon	66,241,857	1,158,636
Michel L. Vaillaud	66,347,939	1,052,554
David R. Van Valkenburg	66,541,911	858,582
Proposal 2 – Ratification of Pricewaterhouse Coopers	66,610,077	57,202	733,214
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

Dated: August 10, 2005	HARMONIC INC.
(Registrant)

	By:	/s/ Robin N. Dickson

Robin N. Dickson
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer