Form 10-Q
period 2005-09-30
HARMONIC INC
filed 2005-11-09
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005.

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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2005, there were 73,592,708 shares of the Registrant’s Common Stock outstanding.

HARMONIC INC.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$32,804	$26,603
Short-term investments	72,079	74,004
Accounts receivable, net of allowances of $4,672 and $5,126	48,204	64,148
Inventories	43,064	41,763
Prepaid expenses and other current assets	7,205	8,504

Total current assets	203,356	215,022
Property and equipment, net of accumulated depreciation of $71,394 and $65,747	18,103	19,611
Goodwill, intangibles and other assets	8,585	7,723

Total Assets	$230,044	$242,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$853	$1,067
Accounts payable	19,998	22,381
Income taxes payable	6,365	7,099
Deferred revenue	18,552	15,469
Accrued liabilities	37,168	51,894

Total current liabilities	82,936	97,910

Long-term debt, less current portion	657	1,272
Accrued excess facilities costs, long-term	20,458	24,085
Other non-current liabilities	11,229	8,532

Total liabilities	115,280	131,799

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred Stock, $.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.001 par value, 150,000 shares authorized: 73,590 and 72,286 shares issued and outstanding	74	72
Capital in excess of par value	2,047,867	2,039,738
Accumulated deficit	(1,932,699)	(1,928,984)
Accumulated other comprehensive loss	(478)	(269)

Total stockholders’ equity	114,764	110,557

Total Liabilities and Stockholders’ Equity	$230,044	$242,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net sales	$60,960	$50,610	$193,638	$162,727
Cost of sales	39,564	30,072	121,797	98,005

Gross profit	21,396	20,538	71,841	64,722

Operating expenses:
Research and development	9,403	8,348	28,381	25,509
Selling, general and administrative	15,166	14,418	47,102	41,942
Amortization of intangibles	110	1,933	1,233	5,799

Total operating expenses	24,679	24,699	76,716	73,250

Loss from operations	(3,283)	(4,161)	(4,875)	(8,528)

Interest income, net	669	392	1,828	1,148

Other income (expense), net	(288)	(369)	(643)	(904)

Loss before income taxes	(2,902)	(4,138)	(3,690)	(8,284)

Provision for (benefit from) income taxes	(11)	100	25	300

Net loss	$(2,891)	$(4,238)	$(3,715)	$(8,584)

Net loss per share
Basic and Diluted	$(0.04)	$(0.06)	$(0.05)	$(0.12)

Weighted average shares
Basic and Diluted	73,554	72,246	73,168	71,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2005	October 1, 2004

Cash flows from operating activities:
Net loss	$(3,715)	$(8,584)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangibles	2,311	10,420
Depreciation	6,278	7,054
Stock-based compensation	9	18
Loss on disposal of fixed assets	15	415
Deferred income taxes	(282)	(45)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	16,774	(4,646)
Inventories	22	(15,518)
Prepaid expenses and other assets	2,275	(3,972)
Accounts payable	(2,727)	1,118
Deferred revenue	4,774	(41)
Income taxes payable	(706)	85
Accrued excess facilities costs	(3,530)	(3,857)
Accrued and other liabilities	(12,475)	(4,873)

Net cash provided by (used in) operating activities	9,023	(22,426)

Cash flows from investing activities:
Purchases of investments	(47,202)	(68,218)
Proceeds from sale of investments	49,053	69,711
Acquisition of property and equipment, net	(4,232)	(3,792)
Acquisition of BTL, net of cash acquired	(5,955)	—

Net cash used in investing activities	(8,336)	(2,299)

Cash flows from financing activities:
Borrowings under bank line and term loan	—	1,175
Repayments under bank line and term loan	(829)	(1,012)
Repayments of capital lease obligations	(72)	—
Proceeds from issuance of common stock, net	6,281	3,060

Net cash provided by financing activities	5,380	3,223

Effect of exchange rate changes on cash and cash equivalents	134	56

Net decrease in cash and cash equivalents	6,201	(21,446)
Cash and cash equivalents at beginning of period	26,603	41,877

Cash and cash equivalents at end of period	$32,804	$20,431

Supplemental disclosure of cash flow information:
Interest paid during the period	$118	$63
Income tax payments, net	$269	$447
Non-cash investing and financing activities:
Issuance of restricted common stock to BTL shareholders	$1,831	$—
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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
In thousands, except per share data (Unaudited)	2005	2004	2005	2004

Net loss as reported	$(2,891)	$(4,238)	$(3,715)	$(8,584)
Deduct: Employee stock expense included in net income (loss), net of related tax effects	—	—	—	—
Add: Total stock expense determined under fair value based method for all awards, net of related tax effects	(2,594)	(3,092)	(6,740)	(8,229)

Pro forma net loss	$(5,485)	$(7,330)	$(10,455)	$(16,813)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.06)	$(0.05)	$(0.12)

Pro forma	$(0.07)	$(0.10)	$(0.14)	$(0.23)

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
Supplemental pro forma information is not provided because the acquisition of BTL was not material to the Company’s results.
Note 4 — Cash, Cash Equivalents and Investments
At September 30, 2005 and December 31, 2004, cash, cash equivalents and short-term investments are summarized as follows:

(In thousands)	September 30, 2005	December 31, 2004
Cash and cash equivalents	$32,804	$26,603

Short-term investments:
Less than one year	49,991	49,373
Due in 1-2 years	22,088	24,631

Total short-term investments	72,079	74,004

Total cash, cash equivalents and short-term investments	$104,883	$100,607

The following is a summary of available-for-sale securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2005
U.S. government debt securities	$24,061	$—	$(169)	$23,892
Corporate debt securities	45,856	—	(269)	45,587
Other debt securities	2,600	—	—	2,600

Total	$72,517	$—	$(438)	$72,079

December 31, 2004
U.S. government debt securities	$23,526	$—	$(111)	$23,415
Corporate debt securities	43,341	—	(252)	43,089
Other debt securities	7,500	—	—	7,500

Total	$74,367	$—	$(363)	$74,004

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 5 — Balance Sheet Details

(In thousands)	September 30, 2005	December 31, 2004
Inventories:
Raw materials	$13,499	$13,171
Work-in-process	4,007	4,085
Finished goods	25,558	24,507

	$43,064	$41,763

Accrued liabilities:
Pre-merger tax liability and other taxes	$10,739	$19,827
Accrued compensation	7,281	13,710
Accrued warranty	5,814	5,429
Accrued excess facilities costs — current	5,433	5,336
Capital lease obligations — current	81	84
Other	7,820	7,508

	$37,168	$51,894

Note 6 — Goodwill and Identified Intangibles
Harmonic accounts for goodwill and other identified intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized and the testing of existing goodwill and other intangibles for impairment at least annually. Management believes that the operating divisions, Broadband Access Networks, or BAN, and Convergent Systems, or CS, represent the Company’s reporting units and CS is the only reporting unit with goodwill and intangible assets. The following is a summary of goodwill and intangible assets as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount *	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Identified intangibles:
Developed core technology	$29,709	$(28,231)	$1,478	$29,059	$(27,220)	$1,839
Customer base	31,905	(31,854)	51	33,295	(31,000)	2,295
Trademark and tradename	4,197	(4,066)	131	4,076	(3,794)	282
Supply agreement	3,476	(3,066)	410	3,107	(2,892)	215

Subtotal of identified intangibles	69,287	(67,217)	2,070	69,537	(64,906)	4,631
Goodwill	5,273	—	5,273	1,780	—	1,780

Total goodwill and other intangibles	$74,560	$(67,217)	$7,343	$71,317	$(64,906)	$6,411

*	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.2 million for intangible assets and approximately $0.3 million for goodwill as of September 30, 2005.
The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.5 million and $2.8 million, respectively, during the nine months ended September 30, 2005. In addition, intangible assets decreased by $3.0 million during the nine months ended September 30, 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.
For the three and nine months ended September 30, 2005, the Company recorded a total of $0.3 million and $2.3 million, respectively, of amortization expense for identified intangibles, of which $0.2 million and $1.1 million, respectively, was included in cost of sales. For the three and nine months ended October 1, 2004, the Company recorded a total of $3.5 million and $10.4 million, respectively, of amortization expense for identified intangibles, of which $1.5 million and $4.6 million, respectively, was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives for the next four years is as follows (in thousands):

Years Ending December 31,	Amounts
2005 (remaining 3 months)	$276
2006	855
2007	805
2008	134

Total	$2,070

Note 7 — Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to approximately $14.0 million, including $4.0 million for equipment under a secured term loan. This facility, which was amended and restated in December 2004, expires in December 2005, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $50.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At September 30, 2005, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (6.75% as of September 30, 2005) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of September 30, 2005, $1.5 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at 7.25% per annum on outstanding borrowings as of

September 30, 2005 and matures at various dates through December 2007. Other than standby letters of credit, there were no other outstanding borrowings or commitments under the line of credit facility as of September 30, 2005.
Note 8 — Net Income/(Loss) Per Share
Basic net income/(loss) per share is computed by dividing the net income/(loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended October 1, 2004 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three and nine month periods ended September 30, 2005, 9.7 million and 10.3 million, of potentially dilutive shares, consisting of options, were excluded from the net income per share computations, respectively, because their effect was antidilutive. During the three and nine month periods ended October 1, 2004, 9.0 million and 9.4 million, of potentially dilutive shares, consisting of options, were excluded from the net loss per share computations, respectively, because their effect was antidilutive.
Note 9 — Comprehensive Income/(Loss)
The Company’s total comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
In Thousands (Unaudited)	2005	2004	2005	2004

Net loss	$(2,891)	$(4,238)	$(3,715)	$(8,584)
Change in unrealized gain (loss) on investments, net	(35)	35	(46)	(174)
Foreign currency translation	(286)	25	(164)	(63)

Total comprehensive loss	$(3,212)	$(4,178)	$(3,925)	$(8,821)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, are as follows:

	September 30,	December 31,
In Thousands (Unaudited)	2005	2004

Unrealized loss on investments	$(271)	$(225)
Cumulative loss on foreign currency translation	(207)	(44)

Accumulated other comprehensive loss	$(478)	$(269)

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
As of September 30, 2005, accrued excess facilities cost totaled $ 25.9 million of which $5.4 million was included in current accrued liabilities and $20.5 million in other non-current liabilities. The Company incurred cash outlays of $3.5 million, net of $0.5 million of sublease income, during the first nine months of 2005 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $1.2 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2005 and to pay the remaining $24.7 million, net of estimated sublease income, over the remaining lease terms through September 2010. Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income or changes in other assumptions due to changes in market conditions.

The following table summarizes restructuring activities:

Excess Facilities
Balance at December 31, 2004	$29,421
Provisions	—
Cash payments, net of sublease income	(3,530)

Balance at September 30, 2005	$25,891

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
Segment Sales and Profit:

	Three Months Ended		Nine Months Ended
In Thousands (Unaudited)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net sales:
Convergent Systems	$35,748	$34,638	$135,349	$103,752
Broadband Access Networks	25,212	15,972	58,289	58,975

Total net sales	$60,960	$50,610	$193,638	$162,727

Income (loss) from segment operations:
Convergent Systems	$(721)	$3,032	$13,090	$7,522
Broadband Access Networks	2,293	905	(921)	7,717

Income (loss) from segment operations	1,572	3,937	12,169	15,239
Amortization of intangibles	(264)	(3,473)	(2,329)	(10,420)
Interest and other income, net	381	23	1,185	244
Corporate expenses and eliminations	(4,591)	(4,625)	(14,715)	(13,347)

Loss before income taxes	$(2,902)	$(4,138)	$(3,690)	$(8,284)

Note 12 — Related Party
A director of Harmonic since January 2002 is a director of Terayon Communications, with whom the Company signed a reseller agreement for certain products. Product purchases from Terayon were approximately $1.9 million and $18.9 million for the three and nine months ended September 30, 2005, respectively. Product purchases from Terayon were approximately $1.9 million and $4.8 million for the three and nine months ended October 1, 2004, respectively. As of September 30, 2005 and December 31, 2004, Harmonic had liabilities to Terayon of approximately $2.5 million and $0.2 million, respectively, for inventory purchases.

Note 13 — Commitments and Contingencies
Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and adjusts its estimates based on the terms of warranties provided to customers, historical and anticipated warranty claims, and estimates of the timing and cost of specified warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
In Thousands (Unaudited)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Balance at the beginning of the period	$5,425	$4,902	$5,429	$4,886
Accrual for warranties	1,517	1,213	4,042	3,794
Warranty costs incurred	(1,128)	(1,139)	(3,678)	(3,704)
BTL acquisition	—	—	21	—

Balance at end of period	$5,814	$4,976	$5,814	$4,976

Standby Letters of Credit. As of September 30, 2005 the Company’s financial guarantees consisted of outstanding standby letters of credit, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.9 million.
Indemnification Obligations. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through September 30, 2005.
Guarantees. As of September 30, 2005, Harmonic had no other guarantees outstanding.
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
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123(R) at the beginning of fiscal year 2006, which could have a material impact on our results of operations or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations regarding net sales for the fourth quarter of 2005; our expectations of continued customer concentration; our expectations regarding future sales for a major telco; our expectations that net sales in the second half of 2005 will be lower than net sales in the first six months of 2005; our expectations that sales to cable and satellite operators will constitute a significant portion of net sales for the foreseeable future; our expectation regarding our future sales of third party products bundled with our systems; our expectations regarding a firmer industry capital spending environment, intensifying competition between cable and satellite operators, and the rebuilding or upgrading by telcos of their networks; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectations regarding our capital expenditures during the remainder of 2005; our expectations regarding the amount of amortization expense we will incur during the remainder of 2005; our belief that our existing liquidity sources will satisfy our cash requirements for at least the next 12 months; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
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
Harmonic is organized into two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. In the third quarter of 2005, sales of CS products and services accounted for approximately 59% of net sales, while sales of BAN products and services accounted for approximately 41% of net sales. In the first nine months of 2005, sales of CS products and services accounted for approximately 70% of net sales, while sales of BAN products and services accounted for approximately 30% of net sales. Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the third quarter of 2005, sales to a reseller for a major telco accounted for 13% of net sales, and in the third quarter of 2004, there were no sales to customers in excess of 10% of our quarterly revenue. In the fourth quarter of 2005, we expect sales for this major telco to account for at least 10% of our quarterly revenue, but the Company does not expect to make significant shipments for this telco in 2006. In the first nine months of 2005, sales to Comcast accounted for 21% of net sales, and in the first nine months of 2004, sales to Comcast accounted for 14% of net sales.
Industry capital spending has been steadily improving since the beginning of 2003, although it has remained significantly below the levels experienced in 1999 and early 2000. We believe that our sequential quarterly sales increases in 2003, the 36% increase in net sales in 2004 compared to 2003, and the 19% increase in sales in the first nine months of 2005 compared to the first nine months of 2004 reflected a firmer industry capital spending environment worldwide, which favorably impacted Harmonic. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and an overall improvement in industry capital markets. In addition, the major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. These competitive factors affecting our customers are happening in both the U.S. and international markets. Despite this improving environment, the Company did experience reduced orders of digital headend systems from domestic cable operators in the second and third quarters of 2005. As a result, we expect net sales in the second half of 2005 to be lower than net sales in the first six months of 2005.
In the first quarter and first nine months of 2005, we sold an increased volume of third party products when compared to our historical sales of such products. A major customer requested that we bundle certain third party products as part of our solution in greater volumes than we expected. Since sales of third party products carry a very low profit margin, our overall gross profit was lower than we expected. This trend of selling third party products bundled with our systems returned to historical levels in the third quarter of 2005 and we expect future sales of such products to remain at historical levels, although any significant increase in the sale of third party products would likely adversely affect our gross margin.
Sales to customers outside of the United States in the third quarter and first nine months of 2005 represented 44% and 40%, respectively, of our total net sales. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private U.K. company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. BTL develops, manufactures and distributes professional video/ audio receivers and decoders and currently has 43 employees.

Results of Operations
Harmonic’s historical consolidated statements of operations data for the third quarter and first nine months of 2005 and 2004 as a percentage of net sales, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	65	59	63	60

Gross profit	35	41	37	40
Operating expenses:
Research and development	15	16	15	16
Selling, general and administrative	25	29	24	25
Amortization of intangibles	—	4	1	4

Total operating expenses	40	49	40	45
Loss from operations	(5)	(8)	(3)	(5)
Interest income, net	1	—	1	—
Other income (expense), net	(1)	—	—	—

Loss before income taxes	(5)	(8)	(2)	(5)
Provision for (benefit from) income taxes	—	—	—	—

Net loss	(5)%	(8)%	(2)%	(5)%

Net Sales — Consolidated and Segment
Harmonic’s consolidated and segment net sales in the third quarter and first nine months of 2005 compared with the corresponding periods in 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated and segment net sales in the third quarter and first nine months of 2005 compared with the corresponding periods in 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Segmental Sales Data	2005	2004	2005	2004
Convergent Systems	$35,748	$34,638	$135,349	$103,752
Broadband Access Networks	25,212	15,972	58,289	58,975

Net sales	$60,960	$50,610	$193,638	$162,727

Convergent Systems increase	$1,110		$31,597
Broadband Access Networks increase (decrease)	9,240		(686)

Total increase	$10,350		$30,911

Convergent Systems percent change	3.2%		30.5%
Broadband Access Networks percent change	57.9%		(1.2)%
Total percent change	20.5%		19.0%
Net sales increased in the CS division in the third quarter and first nine months of 2005 compared to the corresponding prior year periods principally due to increased spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. The CS division sold significantly more third party products that are integrated into our systems in the first nine months of 2005 compared to the same period of 2004 because certain customers requested that we provide complete integrated solutions, although sales of third party products in the third quarter of 2005 were significantly lower than in the first and second quarters of 2005. Sales to satellite customers in the third quarter and the first nine months of 2005 were lower than the third quarter and first nine months of 2004 primarily due to a major upgrade by a Japanese customer of its satellite facilities during 2004.
Net sales increased in the BAN division in the third quarter of 2005 compared to the corresponding period in 2004 principally due to increased revenue from products sold to a reseller for a major telco for fiber-to-the-premises, or FTTP, projects, which was partially offset by lower shipments to domestic cable customers. Sales for this telco are expected to account for more than 10% of our total revenues in the fourth quarter of 2005, but we do not expect to make significant shipments for this telco in 2006. Net sales decreased in the BAN division in the first nine months of 2005 compared to the corresponding period in 2004 due to lower transmitter, node and receiver revenue principally due to lower demand by domestic cable customers.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the third quarter and first nine months of 2005 compared with the corresponding periods in 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales in the third quarter and first nine months of 2005 compared with the corresponding periods in 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Geographic Sales Data	2005	2004	2005	2004
U.S	$33,954	$20,944	$115,526	$89,201
International	27,006	29,666	78,112	73,526

Net sales	$60,960	$50,610	$193,638	$162,727

U.S. increase	$13,010		$26,325
International increase (decrease)	(2,660)		4,586

Total increase	$10,350		$30,911

U.S. percent change	62.1%		29.5%
International percent change	(9.0)%		6.2%
Total percent change	20.5%		19.0%
The increased U.S. sales in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 was principally due to stronger spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. Also, revenue from sales for a major telco increased in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 as shipments of our optical products for domestic FTTP projects increased. Sales for this telco are expected to account for more than 10% of total Company revenues in the fourth quarter of 2005 but the Company does not expect to make significant shipments for this telco in 2006.
The decreased international sales in the third quarter of 2005 as compared to the same period of 2004, was due to a major upgrade by a Japanese customer of its satellite facilities during 2004. The decrease was partially offset by increased international capital spending in the third quarter of 2005, primarily in Europe. International sales in the first nine months of 2005 increased compared to the corresponding period in 2004 and remained strong in the international cable markets, especially the European cable market, as international cable operators continued to implement digital video solutions. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the third quarter and first nine months of 2005 as compared with the corresponding prior year periods are presented in the tables below. Also presented is the related dollar and percentage increase in gross profit in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Gross profit	$21,396	$20,538	$71,841	$64,722
As a % of net sales	35.1%	40.6%	37.1%	39.8%

Increase	$858		$7,119
Percent change	4.2%		11.0%

The increase in gross profit in the third quarter of 2005 as compared to the corresponding period of 2004 was primarily due to higher sales of FTTP products for a major telco, which were substantially offset by a write-down of cost of approximately $2.8 million for obsolete and excess inventory, of which approximately $1.6 million was the result of product transitions in certain CS product lines. Gross profit as a percentage of sales decreased in the third quarter of 2005 compared to the corresponding period of 2004 primarily due to lower margins associated with the sales of FTTP products for a major telco. Gross profit as a percentage of sales decreased in the first nine months of 2005 compared to the corresponding period of 2004 primarily due to lower margins associated with the sales for a major telco, the sales of third party products to our end customers, which carry a significantly lower margin than our average product margins, and to a decrease of $2.8 million in sales of products for which the cost basis had been written down previously. In addition, our gross profit in the third quarter and first nine months of 2005 was reduced because of higher manufacturing costs due to the ramp up of FTTP product manufacturing. Gross profit for the third quarter and first nine months of 2005 included a benefit of $0.2 million and $0.3 million, respectively, related to products sold for which the cost basis had been written down in prior years, as compared to a benefit of $1.2 million and $3.1 million related to such products in the corresponding periods of 2004.
In the third quarter and first nine months of 2005, $0.2 million and $1.1 million, respectively, of amortization of intangibles was included in cost of sales compared to $1.5 million and $4.6 million in the corresponding periods of 2004. The lower amortization in the third quarter and first nine months of 2005 was due to the intangibles arising from the DiviCom acquisition becoming fully amortized. We expect to record approximately $0.2 million in amortization of intangibles in cost of sales in the remaining three months of 2005 related to the acquisition of BTL in February 2005.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2005, as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in research and development expense in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Research and development expense	$9,403	$8,348	$28,381	$25,509
As a % of net sales	15.4%	16.5%	14.7%	15.7%

Increase	$1,055		$2,872
Percent change	12.6%		11.3%
The increase in research and development expense in the third quarter of 2005 as compared to the corresponding period in 2004 was primarily the result of increased compensation costs of $0.6 million, primarily from headcount increases, and increased expenses for prototype materials of $0.2 million related to our development of new high definition and MPEG4 products. The increase in research and development expense in the first nine months of 2005 as compared to the corresponding period in 2004 was primarily the result of increased compensation costs of $2.5 million, primarily from headcount increases, and increased expenses for prototype materials of $0.8 million, which was partially offset by lower costs for services provided by third parties of $0.4 million.

Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2005, as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in selling, general and administrative expense in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Nine months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Selling, general and administrative expense	$15,166	$14,418	$47,102	$41,942
As a % of net sales	24.9%	28.5%	24.3%	25.8%

Increase	$748		$5,160
Percent change	5.2%		12.3%
The increase in selling, general and administrative expense in the third quarter of 2005 compared to the corresponding period in 2004 was primarily a result of increased sales and marketing expenses of $0.7 million which included increased trade show, travel and compensation expenses.
The increase in selling, general and administrative expense in the first nine months of 2005 compared to the corresponding period in 2004 was primarily a result of higher marketing and travel expenses of $1.5 million, increased corporate governance expenses of $0.8 million, increased compensation expenses of $0.7 million and increased expenses following the acquisition of BTL of $0.5 million. Marketing and travel expenses increased in the first nine months of 2005 compared to the corresponding period of 2004 primarily from increased trade show expenses. The increase in compensation costs in the first nine months of 2005 compared to the corresponding period of 2004 was primarily due to higher commission from the increased sales as well as increased headcount in the sales and marketing areas.
Amortization of Intangibles
Harmonic’s amortization of intangible assets in operating expenses and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 are presented in the table below (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Amortization of intangibles	$110	$1,933	$1,233	$5,799
As a % of net sales	0.2%	3.8%	0.6%	3.6%

Decrease	$(1,823)		$(4,566)
Percent change	(94.3)%		(78.7)%
The decrease in the amortization of intangibles in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 was primarily due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005. Harmonic expects to record a total of approximately $0.1 million in amortization of intangibles in operating expenses in the remaining three months of 2005 related to the intangible assets resulting from the acquisition of BTL in February 2005.

Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net, in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Interest income, net	$669	$392	$1,828	$1,148
As a % of net sales	1.1%	0.8%	0.9%	0.7%

Increase	$277		$680
Percent change	70.7%		59.2%
The increase in interest income, net, in the third quarter and first nine months of 2005 compared to the corresponding period of 2004, was due primarily to a larger cash and short-term investment portfolio during the respective periods of 2005 as compared to 2004 and higher interest rates on the investment portfolio in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004.
Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in other income (expense), net, in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Other income (expense), net	$(288)	$(369)	$(643)	$(904)
As a % of net sales	(0.5)%	(0.7)%	(0.3)%	(0.6)%

Increase	$81		$261
Percent change	22.0%		28.9%
The decrease in other expense, net, in the third quarter and first nine months of 2005 compared to the corresponding periods of 2004 was primarily due to lower state filing and corporate fees in 2005.
Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales in the third quarter and first nine months of 2005, as compared with the corresponding periods of 2004, are presented in the tables below. Also presented is the related dollar and percentage decrease in provision for (benefit from) income taxes in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Provision for (benefit from) income taxes	$(11)	$100	$25	$300
As a % of net sales	0.0%	0.2%	0.0%	0.2%

Decrease	$(111)		$(275)
Percent change	(111.0)%		(91.7)%
The decrease in the provision for income taxes in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004 was due to lower foreign income taxes.

Segments
Harmonic’s management uses income or loss from segment operations as its measure of segment profitability. Income or loss from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest income, net, and other income (expense), net. See Note 11 of Notes to Condensed Consolidated Financial Statements.
Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled Net Sales — Consolidated and Segment
Harmonic’s income (loss) from segment operations and the income (loss) as a percentage of consolidated net sales in the third quarter and first nine months of 2005, as compared with the corresponding periods of 2004, are presented in the table below. Also presented is the related dollar and percentage increase in segment operations results in the third quarter and first nine months of 2005 as compared with the corresponding periods of 2004 (in thousands, except percentages).

Convergent Systems (CS)	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Income (loss) from segment operations	$(721)	$3,032	$13,090	$7,522
As a % of net sales	(1.2)%	6.0%	6.8%	4.6%

Increase/(Decrease)	$(3,753)		$5,568
Percent change	(123.8)%		74.0%
The decrease in CS income from segment operations in the third quarter of 2005 compared to the corresponding period of 2004 was primarily due to a lower gross margin primarily from the write-down of cost for obsolete and excess inventory, and increased operating expenses. The increase in CS income from segment operations in the first nine months of 2005 compared to the corresponding period of 2004, was primarily due to higher sales and lower third party manufacturing costs, which was partially offset by a lower gross margin and an increase in operating expenses. The lower gross margin was primarily caused by the increase in the sales of third party products to end customers, which have a significantly lower gross margin than the average gross margin on sales of other products, and the write-down of cost for obsolete and excess inventory. The increase in operating expenses in the third quarter and first nine months of 2005 were a result of higher research and development expenses and selling expenses as compared to the same periods of 2004.

Broadband Access Networks (BAN)	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Income (loss) from segment operations	$2,293	$905	$(921)	$7,717
As a % of net sales	3.8%	1.8%	(0.5)%	4.7%

Increase	$1,388		$(8,638)
Percent change	153.4%		(111.9)%
The increase in BAN income from segment operations in the third quarter of 2005 compared to the corresponding period in 2004 was primarily due to increased revenue from products sold for a major telco for FTTP projects. BAN incurred a loss from segment operations in the first nine months of 2005 compared to income in the corresponding period in 2004, which was primarily due to a reduction of $2.8 million in the sales of product for which the cost basis had been written down previously, lower gross margin on the sales of FTTP products for a major telco and increased manufacturing costs caused by the ramp up of FTTP product manufacturing.

Liquidity and Capital Resources
As of September 30, 2005, cash and cash equivalents and short-term investments totaled $104.9 million, compared to $100.6 million as of December 31, 2004. Cash provided by operations was $9.0 million in the first nine months of 2005, compared to cash used in operations of $22.4 million in the first nine months of 2004. The decreased use of cash in operations in the first nine months of 2005 was primarily due to decreased accounts receivable of $16.8 million, depreciation and amortization of $8.6 million and increased deferred revenue of $4.8 which was partially offset by lower accrued and other liabilities of $12.5 million, accrued excess facilities costs of $3.5 million and accounts payable of $2.7 million. The decreased accounts receivable was primarily due to increased collection efforts and lower sales in the third quarter of 2005 compared to the fourth quarter of 2004. Increased deferred revenue was primarily due to the timing of revenue based on our revenue recognition policy and the completion stage of customers’ orders. The decrease in accrued and other liabilities was primarily related to the payments made by Harmonic of approximately $5.8 million in the first nine months of 2005 pursuant to a tax sharing agreement between Harmonic and LSI Logic, and lower compensation accruals of $7.2 million. The decrease in accounts payable of approximately $2.7 million was primarily due to lower inventory purchases.
On November 3, 2003, Harmonic completed a follow-on public offering of 9.0 million shares of its common stock at a price of $7.40 per share. The proceeds to Harmonic were approximately $62.0 million, which was net of underwriters’ fees of $3.7 million, and related legal, accounting, printing and other expenses totaling approximately $0.9 million. In connection with this offering, the underwriters exercised their option to purchase 1.35 million additional shares of common stock at $7.40 per share on November 12, 2003 to cover over-allotments which resulted in additional net proceeds of approximately $9.4 million. The net proceeds from the offering are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, general working capital and operating expenses.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at September 30, 2005 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.
Additions to property, plant and equipment were $4.2 million and $3.8 million in the first nine months of 2005 and 2004, respectively. Harmonic currently expects capital expenditures to be between $1 million and $2 million during the remaining three months of 2005.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings up to $14.0 million, including $4.0 million for equipment under a secured term loan. This facility, which was amended and restated in December 2004 and expires in December 2005, contains financial and other covenants, including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $50.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At September 30, 2005, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (6.75% at September 30, 2005) or prime rate plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets. As of September 30, 2005, $1.5 million was outstanding under the equipment term loan portion of this facility. The term loan is payable monthly, including principal and interest at 7.25% per annum on outstanding borrowings as of September 30, 2005 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 13 of

Notes to Condensed Consolidated Financial Statements), there were no other outstanding borrowings or commitments under the line of credit facility as of September 30, 2005.
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
We believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased in the third quarter and first nine months of 2005 compared to the same periods in 2004, and for the year 2004 compared to 2003. However, another economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the proposed sale of Adelphia Communications has led to capital spending delays at this customer. We cannot currently predict the impact of the proposed sale of Adelphia Communications to Comcast and Time-Warner Cable on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first nine months of 2005, and the years 2004 and 2003 accounted for approximately 56%, 55% and 65% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired

AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the direct broadcast satellite (DBS) market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. In addition, the sale or financial restructuring of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the first nine months of 2005 and the years 2004 and 2003, sales to Comcast accounted for 21%, 17% and 32%, respectively, of net sales. In 2002, sales to Charter Communications and Comcast accounted for 18% and 10% of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. Furthermore, in the third quarter of 2005, sales for a major telco accounted for 13% of net sales, and we expect shipments for this telco to account for more than 10% of our net sales in the fourth quarter of 2005. However, we do not expect to make significant shipments for this telco in 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the need to replace revenue from shipments to a reseller for a major telco, which we do not expect to continue in significant quantities, if at all, in 2006;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	changes in our operating expenses and extraordinary expenses;

•	the impact of FAS 123(R), a new accounting standard which will require us to expense stock options;

•	our development of custom products and software;

•	the quantity of third-party products we sell, which products carry lower gross margins, compared to our own products;

•	the quantity of FTTP products we sell, which products carry lower gross margins than our other products;

•	the level of international sales; and

•	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
For example, the timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.
In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales during the third quarter of 2002, the first quarter of 2003, the third quarter of 2004, and a decrease in gross profit percentage in the first nine months of 2005, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.
Our Future Growth Depends on Market Acceptance of Several Emerging Broadband Services, on the Adoption of New Broadband Technologies and on Several Other Broadband Industry Trends.
Future demand for our products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; VOD; HDTV; very high-speed data services and voice-over-IP (VoIP) telephony.
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
•	FTTP and DSL networks designed to facilitate the delivery of video services by telcos;

•	new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1);

•	the greater use of protocols such as IP; and

•	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
•	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;

•	the use of digital video by businesses, governments and educators;

•	the entry of telcos into the video business to allow them to offer the “triple play”;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

•	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.
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
Our CS division is currently developing and marketing products based on new video compression standards. Encoding products based on the current MPEG-2 compression standards have represented a significant portion of the Company’s sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1), have been adopted which are expected to provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. A competitor has already announced significant orders for MPEG-4 HD encoders from a major DBS operator. Harmonic is developing products, including HD encoders, based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding.
Our BAN division is currently marketing products for FTTP networks which certain telcos have begun to build. We believe that a number of our existing products can be deployed successfully in these networks and we have devoted considerable resources to obtaining orders, qualifying our products and hiring knowledgeable personnel. Shipments of products for a major telco’s FTTP projects represented 13% of sales in our third quarter, and we expect that such shipments will represent at least 10% of sales in the fourth quarter. However, we do not expect to make significant shipments for this telco in 2006, and we may need to reduce the amount of resources devoted to these products if we are unable to sell such products in substantial quantities to other customers. While we expect to continue to market these products to other customers, there can be no assurance that these efforts will be successful in the near future, or at all.
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
Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets or to reduce selling prices for competitive reasons. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which may harm our business.
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
Sales to customers outside of the U.S. in the first nine months of 2005, and the years 2004 and 2003 represented 40%, 42% and 29% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
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

During 2004, a significant percentage of our international revenues were derived from a major upgrade by a Japanese customer of its satellite facilities. That upgrade has now been completed, and sales to this customer in the first nine months of 2005 have declined compared to the corresponding period of 2004, which has adversely affected our sales to international customers.
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
While the capital market concerns about the domestic cable industry have eased, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast/AT&T Broadband transaction in 2002 and the acquisition by The News Corporation Ltd. in December 2003 of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. More recently, restructuring of the industry has continued with the privatization of Cox Communications, the planned sale of Adelphia Communications out of bankruptcy to Comcast and Time-Warner, the proposed sale of Cablevision’s VOOM! satellite assets to Echostar and the proposed merger of UK cable operators NTL and Telewest. In addition, further business combinations may occur in our industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.
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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has announced changes to U.S. GAAP that will require us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. This standard will negatively impact our earnings and may affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. Although we generated a small net profit in 2004 after several years of losses, future profitability is highly uncertain, and we may never achieve sustained profitable operations. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of September 30, 2005 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.
Our net sales increased approximately 19% in the first nine months of 2005 compared to the same period in 2004, and approximately 36% in 2004 from 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.
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
In addition, the Company must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in the third quarter of 2005, we wrote down approximately $2.8 million for obsolete and excess inventory, of which approximately $1.6 million was the result of product transitions in certain CS product lines. There can be no assurance that the Company will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 66 employees as of September 30, 2005, or approximately 10% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain products for the CS division. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations.
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

Difficulties in managing relationships with current contract manufacturers could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results in the past were adversely affected by significant excess and obsolete inventory charges.
We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. This strain was exacerbated by the acquisition of DiviCom and the subsequent loss of numerous employees, including senior management. In addition, we reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first nine months of 2005, we added 57 employees, including 42 employees in connection with our acquisition of BTL in February 2005. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
We May Be Materially Affected By The WEEE And RoHS Directives.
The European Parliament and the Council of the European Union have finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products that we produce. Because a number of European Union Member States have yet to pass legislation implementing the WEEE directive, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE and RoHS. We cannot assure you that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.
We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of September 30, 2005, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February 2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.
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
Cessation Of The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.
The DiviCom business and C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to the merger. In connection with the merger, Harmonic and the spun-off semiconductor business entered into a contractual relationship under which Harmonic has access to certain of the spun-off semiconductor business technologies and products which the DiviCom business previously depended for its product and service offerings. The current term of this agreement is through October 2006, with automatic annual renewal unless terminated by either party in accordance with the agreement provisions. The spun-off semiconductor business is the sole supplier of these chips to Harmonic. Several of these products continue to be important to our business, and we have incorporated these chips into additional products that we have developed. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area our business, financial condition, results of operations and cash flow could be harmed.
Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us.
We currently hold 38 issued U.S. patents and 19 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
The Terrorist Attacks Of 2001 And The Ongoing Threat Of Terrorism Have Created Great Uncertainty And May Continue To Harm Our Business.
Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate the stability and strength of the U.S. and other economies and the impact of economic conditions on our business .
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
The Markets In Which We, Our Customers And Suppliers Operate Are Subject To The Risk Of Earthquakes And Other Natural Disasters.
Our headquarters and the majority of our operations are located in California, which is prone to earthquakes, and some of the other locations in which we, our customers and suppliers conduct business are prone to natural disasters. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties and suffer significant financial losses. Furthermore, we rely on third party manufacturers for the production of many of our products, and any disruption in the business or operations of such manufacturers could adversely impact our business. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss which may materially impair their ability to continue their purchase of products from us. A major earthquake or other natural disaster in the markets in which we, our customers or suppliers operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries, each of whose sales and results of operations are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% of net sales in the first nine months of 2005 and the full year of 2004. In addition, the Company has various international branch offices, which provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable that are denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At September 30, 2005, we had a forward exchange contract to sell Euros totaling $4.6 million that matures during the fourth quarter of 2005. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on future operating results, financial position or cash flows, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position or cash flows.
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

Dated: November 8, 2005	HARMONIC INC.
(Registrant)

	By:	/s/Robin N. Dickson

Robin N. Dickson
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer