Form 10-K
period 2005-12-31
HARMONIC INC
filed 2006-03-14
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-25826
HARMONIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
549 Baltic Way
Sunnyvale, CA 94089
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $.001 per share
Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☑

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
Form 10-K.	Yes ☐ No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”(as defined in Rule 12b-2 of the Exchange Act). (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑
Based on the closing sale price of the Common Stock on the NASDAQ National Market System on July 1, 2005, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $357,244,182. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 74,122,425 on February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005) are incorporated by reference in Part II and Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 13 in this document. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” “the Company,” “we,” “us,” “its,” and “our” as used in this Annual Report on Form 10-K refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
PART I

Item 1.	Business
OVERVIEW
We design, manufacture and sell products and systems that enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand (VOD), high definition television (HDTV), high-speed Internet access and telephony. Historically, most of our sales have been derived from sales of digital video products and fiber optic transmission systems to cable television and direct broadcast satellite (DBS) operators. We also derive a growing portion of our sales from telephone companies, or telcos, that offer video services to their customers.
Harmonic was initially incorporated in California in June 1988 and reincorporated into Delaware in May 1995. From our acquisition of C-Cube Microsystems DiviCom business in 2000 until the end of 2005, Harmonic was organized as two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. Each division had its own management team directing its product development and marketing strategies and its customer service requirements. In the fourth quarter of 2005, an organizational restructuring was announced that combined the Company’s CS division and BAN division into a single segment. Effective January 1, 2006, the Company’s new organizational structure is in place, with marketing, research and development and operations now headed by an Executive Vice President. The Company now operates as a single operating segment and intends to report its financial results as a single segment as of the first quarter of 2006. A separate sales force has historically supported both the CS and BAN divisions with appropriate product and market specialization as required, and will continue to sell the entire range of products of the Company.
Our principal executive offices are located at 549 Baltic Way, Sunnyvale, California 94089. Our telephone number is (408) 542-2500.
INDUSTRY OVERVIEW

Demand for broadband and digital video services
The demand for broadband services has increased significantly in recent years due in large part to the dramatic growth of the Internet. In addition, the delivery to subscribers of television programming and Internet-based information and communication services is converging, driven in part by advances in technology and in part by changes in the regulatory and competitive environment. Today, there are a number of developing trends which impact the broadcasting and television business and that of our service provider customers who deliver video programming to homes. These trends include:

On-Demand Services
The introduction of digital video recorders and network-based video-on-demand services is leading to changes in the way consumers watch television programming. Consumers are increasingly utilizing “time-shifting” and “ad-skipping” technology. Further advances in technology are likely to accelerate these trends, with cable, satellite and telco operators all announcing initiatives, some in conjunction with broadcasters, to increasingly personalize subscribers’ video viewing.

High-Definition Television
The increasing popularity of HDTV sets and “home theater” equipment is putting pressure on broadcasters and pay-TV providers to offer additional HDTV content and higher quality video signals for both standard and high definition services. A recent report by Kagan Research projected that sales of HDTV sets could comprise the majority of TV set unit sales in the U.S. in 2006.

Mobile Video
Several telcos in the U.S. and abroad have launched video service to cellular telephones and other hand-held devices. Certain cable operators have entered into agreements with other mobile phone operators that are likely to lead to further expansion of mobile video services.

New Entrants and Distribution Methods
Several companies, including Google, Yahoo! and Apple, have recently announced that they intend to enter the video distribution business and enable customers to download video content to personal computers and devices such as video iPods. It is likely that the potential entry of these companies into the video distribution business will further change traditional video viewing habits and distribution methods.
These trends are expected to increase the demand from service providers for sophisticated digital video systems and optical network products, which are required to acquire video content from the source and deliver it to the end-user.

Competition and deregulation
Regulatory reform has spurred competition among communication service providers worldwide to offer combinations of video, voice and data services. The Telecommunications Act of 1996 generally permits service operators to enter each other’s markets and to provide a variety of voice, video and data services. As a result, most cable companies now offer broadband services, including broadcast digital video, VOD, internet access and telephony, over their cable systems. Similarly, telephone companies, or telcos, have deployed various digital subscriber line, or DSL, technologies for high-speed data services over their existing copper networks. A number of telcos have begun to deploy alternative delivery systems such as fiber to the premises, or FTTP, for data and video transmission, and some have also deployed video services over their DSL and mobile networks. Following further regulatory changes, DBS operators have introduced local standard definition channels in most markets, allowing them to compete more effectively with cable multiple system operators, or MSOs. These operators have also recently announced plans to add local high definition channels in major markets. Similar deregulation of telecommunications and broadcasting abroad has fostered substantial growth and competition in foreign communications markets. Many countries have liberalized the provision of broadcast television and abolished or exposed to competition incumbent broadcast and telecom monopolies. Several have encouraged digital broadcasting in order to reallocate analog broadcast spectrum, to provide more channel capacity, higher quality video, and other digital services, such as data and voice. These developments have led to the establishment of new cable television networks, the launch of new DBS services and the entry of telephone companies into the business of providing video services.

Our cable market
To address increasing competition and demand for high-speed broadband services, cable operators have introduced digital video, voice and data services in addition to traditional analog video. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams. Cable operators have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video, allowing them to better compete against the substantial penetration of digital DBS services. These upgrades to digital video allow cable operators to roll out HDTV and new interactive services such as VOD on their digital platforms. In order to provide high-speed Internet service, cable operators have deployed cable modems in an increasing number of their systems and are also upgrading and building out their networks to provide residential telephony and business services in a number of major markets. Major U.S. cable operators have indicated that the completion of major network upgrades, which involved significant labor and construction costs, is resulting in lower capital expenditures. However, in addition to upgrading and extending network infrastructure with fiber optics, in order to provide new services it is necessary for cable operators to invest in digital headend equipment that can receive, process and distribute content from a variety of sources in increasingly complex headends. For example, VOD services require video storage equipment and servers, complemented by devices capable of routing, multiplexing and modulation for delivering signals to individual subscribers over a hybrid fiber-coax, or HFC, network. Additionally, the provision of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition channels. As these new services continue to attract increasing numbers of subscribers, cable operators have begun to upgrade headends with “digital simulcasting,” the first step in the transition to an all-digital network. Digital simulcasting makes all channels available in digital format, in addition to certain of the same channels in analog format for analog-only cable subscribers. Further improvements are being made to the transmission network to handle the greater volume and complexity of network traffic and to address competition from telcos. We expect that, although total U.S. cable capital expenditures are declining, cable operators will continue to invest capital to more effectively manage available bandwidth in the headend as well as make further network improvements.

Our satellite market
Satellite operators around the world have established digital television services that serve millions of subscribers. These services are capable of providing up to several hundred channels of high quality video. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not lend itself easily to two-way services, such as Internet access or VOD. As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, DBS providers are seeking to protect and expand their subscriber base in a number of ways. DBS operators have made local channels available in all major markets in standard definition format. In the U.S., must-carry regulations generally require DBS operators to transmit all local channels in any markets they serve, thereby adding constraints on channel capacity. Advances in digital compression technology allow DBS operators to cost-effectively add these new channels and to further expand their video entertainment offerings, although the need to provide more HDTV channels poses continuing bandwidth challenges and is expected to require further capital expenditures by such operators.

Our telco market
Telcos are also facing increasing competition and demand for high-speed residential broadband services. Like the cable networks, the telcos’ legacy networks are not well equipped to offer new services. The bandwidth and distance limitations of the copper-based last mile have limited DSL deployment and present an even greater barrier to providing video services. As cable companies and certain new broadband service providers deliver video and are capturing data and voice customers, many telcos have added, or are planning to add, video and Internet services as a competitive response. Multi-channel video delivered over DSL lines has significant bandwidth limitations, but the use of video compression technology at very low bit rates and improvements in DSL technology has allowed operators to introduce video services. Many major telcos are now implementing plans to rebuild or upgrade their networks to offer bundled video, voice and data services.

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

The market opportunity
The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the headends and in the last mile of the communications infrastructure where homes connect to the local network. The construction of new networks or the upgrade and extension of existing networks to facilitate high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. The economic success of incumbent and new operators in a competitive environment will depend to a large extent on their ability to offer a choice of attractively priced packages of voice, video and data services to consumers, and to do so with high reliability and easy access to their network. Personalized video services, such as VOD, and the availability of TV sets equipped for HDTV, will require increasing amounts of bandwidth to the home in order to deliver maximum choice and flexibility. In addition, the delivery of live television and downloads to cellular telephones and other mobile devices poses bandwidth and management problems. Compression of video and data to utilize effectively the available bandwidth, the cost-effective transport of digital traffic within networks, and the construction of robust fat pipes for distribution of content are all essential elements to the ability of operators to maximize revenue and minimize capital expenditures and operating costs.

Current industry conditions
In recent years, the telecommunications industry has been impacted by financial difficulties in both the service and equipment sectors, including bankruptcies. Many of our domestic and international customers accumulated significant levels of debt and have begun or completed reorganizations and financial restructurings. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in June 2002. While we believe that the financial condition of many of our customers that underwent financial difficulties has now stabilized or improved, yet industry capital expenditures remain below the levels experienced in 1999 and 2000. Furthermore, we believe it is likely that continuing industry restructuring and consolidation will take place via mergers or spin-offs. For example, it is expected that Adelphia Communications will emerge from bankruptcy in 2006, with its cable systems proposed to be sold to Comcast and Time-Warner Cable, the largest U.S. MSOs. Also, NTL and Telewest, the major cable operators in the U.K., have recently completed their announced merger. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, capital spending plans, and our business for the foreseeable future.
PRODUCTS
Harmonic’s products generally fall into two principal categories, video processing products and edge and access products. In addition, we provide network management software and have recently introduced new application software products. Harmonic also provides technical support services to its customers worldwide. Our video processing products provide broadband operators with the ability to accept a variety of signals from different sources, in different protocols, and to organize, manage and distribute this content to maximize use of the available bandwidth. Our edge products enable operators to deliver customized broadcast or narrowcast on-demand services to their subscribers, and our access products, which consist mainly of optical transmission products, node platforms and return path products, allow operators to deliver video, data and voice services over their physical networks.

Video processing products
DiviCom encoders. We offer a line of high performance encoders, which provide compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data transmission rates. Their compliance with widely adopted standards enables interoperability with other products and systems. Our MV100 encoder is designed with sufficient processing power to function with the new MPEG-4 and VC-1 video compression standards as well as MPEG-2. Our Ion and Electra 1000 encoders are modular encoders designed for lower cost, higher density applications. Up to four encoder modules can be inserted into a single rack unit. Our recently introduced Electra 5000 multi-codec encoder is capable of providing multiple video streams of the same channel in different formats and resolutions, or a variety of channels in the same format. Our MV450 and MV3500 encoders are designed for encoding of high definition television signals.
MediaNode. The MediaNode multiplexer/remutiplexers combine video streams generated by encoders and other system components into a single transport stream at the required data rate.
Stream Processing products. Our Broadcast Network Gateway, or BNG, provides digital turnaround and remote modulation capability with a variety of flexible input and output options. The BNG allows operators to manage a variety of digital video streams without expensive decoding and re-encoding. We also provide the CherryPicker digital stream management system under a reseller agreement with Terayon Communications.
ProView Integrated Receiver-Decoders. The ProView family of products allows service providers to acquire content from terrestrial and satellite broadcasters for distribution to their subscribers. These products are available in both standard and high definition formats.

Edge and access products
Narrowcast Services Gateway. Our Narrowcast Services Gateway, or NSG, is a fully integrated server gateway, which interfaces with the output from a video server and integrates routing, multiplexing and modulation into a single package for the delivery of VOD services to subscribers over cable networks. The NSG is usually supplied with Gigabit Ethernet inputs, allowing the operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the hybrid fiber-coax (HFC) network.
Transmitters and optical amplifiers. The MAXLink transmitters and optical amplifiers operate at a wavelength of 1550 nm and serve long-haul applications. The MAXLink Plus further increases the channel capacity of cable and other networks and can transmit over distances in excess of 200 kilometers. The PWRLink series of optical transmitters provides optical transmission primarily for use at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing (DWDM) system allows operators to expand the capacity of a single strand of fiber and also to provide narrowcast services directly from the headend to nodes. This ability can significantly reduce the size of hubs and the associated building and equipment maintenance costs.
Optical nodes and return path equipment. Our family of PWRBlazer optical nodes supports network architectures which meet the varying demands for bandwidth delivered to a service area. By the addition of modules providing functions such as return path transmission and DWDM, our configurable nodes are easily segmented to handle increasing two-way traffic over a fiber network without major reconstruction or replacement of our customers’ networks. Our return path transmitters support two-way transmission capabilities by sending video, voice and data signals from the optical node back to the headend. These transmitters are available for either analog or digital transport.
IP transmission equipment. The FLXLink Commercial Services solution allows an operator to leverage its existing network by providing high-speed services on a wavelength of a shared fiber to individual customers or to multiple-dwelling units. This solution comprises data transport capability at various speeds and network interface units to connect to the subscriber’s internal wiring.

Software products
Management and control software. Our NMX Digital Service Manager gives service providers the ability to visually monitor their digital video infrastructure at an aggregate level, rather than just discrete pieces of hardware, reducing their operational costs. Our NETWatch management system operates in physical broadband networks to capture measurement data and our software enables the broadband service operator to monitor and control the HFC transmission network from a master headend or remote locations. Our NMX Digital Service Manager and NETWatch software is designed to be integrated into larger network management systems through the use of simple network management protocol, or SNMP.
Application software. We offer software-based solutions which work in conjunction with our hardware. ClearCut software provides operators with high-quality digital storage of real-time broadcasts for on-demand services, and our ProStream 8000 solution allows operators to present on-screen mosaics with several channels tiled within a single video stream.

Technical services
We provide consulting, implementation and maintenance services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking and compression technology to design, integrate and install complete solutions for our customers. We offer a broad range of services and support including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, integration and equipment installation, end-to-end system testing, comprehensive training and ongoing maintenance. Harmonic also has extensive experience in integrating our products with numerous third-party products and services.

CUSTOMERS
We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our significant end-user and integrator/distributor customers based on net sales during 2005.

United States	International

Adelphia Communications	Acetel
Charter Communications	Bell Express Vu
Comcast	Capella
Cox	Media Cruise Solutions
EchoStar	NTL
Midcontinent Communications	Siemens
Tellabs/ Verizon	Sumitomo/BNMux
Thales	Telewest
Time Warner Cable	Telindus
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Net sales to our ten largest customers in 2005, 2004 and 2003 accounted for approximately 54%, 55% and 65% of net sales, respectively. In 2005, 2004 and 2003 Comcast accounted for 18%, 17% and 32% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, and expanding internationally, we expect to see continuing industry consolidation and customer concentration. See “Risk Factors - Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers Would Harm Our Business.”
Sales to customers outside of the U.S. in 2005, 2004 and 2003 represented 40%, 42%, and 29% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. In addition, certain of our international customers have accumulated significant levels of debt and have announced or completed reorganizations and financial restructurings, including bankruptcy filings; others have announced plans to merge, or have recently completed mergers. Furthermore, additional international markets may not develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods. See “Risk Factors - We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.”
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
MANUFACTURING AND SUPPLIERS
We use third party contract manufacturers extensively to assemble full turnkey products and a substantial majority of subassemblies and modules for our products. Our increasing reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In late 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer and such agreement provides for automatic annual renewals. Difficulties in managing relationships with contract manufacturers could impede our ability to meet our customers’ requirements and adversely affect our operating results. See “Risk Factors - We Purchase Several Key Components, Subassemblies And Modules Used in The Manufacture or Integration of Our Products From Sole or Limited Sources, And We Are Increasingly Dependent on Contract Manufacturers.”
Our manufacturing operations consist primarily of final assembly and testing of fiber optic systems. These processes are performed by highly trained personnel employing technologically advanced electronic equipment and proprietary test programs. The manufacturing of our products and subassemblies is a complex process and we cannot be sure that we will not experience production problems or manufacturing delays in the future. Because we utilize our own manufacturing facilities for the final assembly and test of our fiber optic systems, and because such manufacturing capabilities are not readily available from third parties, any interruption in our manufacturing operations could materially and adversely affect our business, operating results, financial position or cash flows.
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
Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. There can be no assurance that the terms of any offered license would be acceptable to our customers or that failure to obtain a license or the costs associated with any license would not cause our business, operating results, financial position or cash flows to be materially adversely affected. Also, you should read “Risk Factors — We Or Our Customers May Face Intellectual Property Infringement Claims From Third Parties” and “Legal Proceedings” for a description of the claim against us by Stanford University and Litton Systems.
BACKLOG
We schedule production of our systems based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2005, backlog, including deferred revenue, amounted to $35.2 million, compared to $55.0 million at December 31, 2004. The reduction in backlog at December 31, 2005 from December 31, 2004 is due principally to the significant amount of backlog at the end of 2004 which related to orders for digital simulcasting projects from a major customer. Most of the goods related to this backlog were shipped and the revenue recorded in the first quarter of 2005, our highest revenue quarter in 2005. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end-users, our backlog at December 31, 2005, or any other date, is not necessarily indicative of actual sales for any succeeding period.
COMPETITION
The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in many of these categories. Harmonic’s competitors in the fiber optics systems business include corporations such as Motorola and Cisco Systems, which recently completed its acquisition of Scientific-Atlanta, and C-Cor. In the digital video systems business, we compete broadly with vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies.
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
RESEARCH AND DEVELOPMENT
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2005, 2004 and 2003 were $38.2 million, $35.6 million and $35.1 million, respectively.
Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or expected to be, needed by our customers. Our current research and development efforts are focused heavily on the new video compression standards (MPEG4 or AVC and Microsoft VC-1). We also devote significant resources to products for MPEG over Internet Protocol (IP), VOD and switched broadcast, stream processing and stream management software. Other research and development efforts are focused in broadband optical products that enable the transmission of video over fiber optic networks.

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
EMPLOYEES
As of December 31, 2005, we employed a total of 618 people, including 220 in sales, service and marketing, 177 in research and development, 121 in manufacturing operations and 100 in a general and administrative capacity. There were 443 employees in the U.S. and 175 employees in foreign countries who are located in the Middle East, Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. In connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 people. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in our immediate geographic area remains strong, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

Executive Officers of Registrant
The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of March 1, 2006:

Name	Age	Position

Anthony J. Ley	67	Chairman of the Board of Directors, President & Chief Executive Officer
Robin N. Dickson	58	Chief Financial Officer
Patrick Harshman	41	Executive Vice President
Israel Levi	66	Senior Vice President, Operations and Quality
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
Patrick Harshman joined Harmonic in 1993 and was appointed Executive Vice President in December 2005, with responsibility for research and development, marketing, operations and technical services. He was President of the

Broadband Access Networks Division from January 2001 until December 2005. Prior to serving as President of the Broadband Access Networks Division, Dr. Harshman was Vice President of Marketing, responsible for Harmonic’s digital video and fiber optic transmission product lines. Dr. Harshman received a Ph.D. in Electrical Engineering from the University of California, Berkeley, where his graduate research focused on nonlinear optical phenomena in optical communication systems.
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

Available Information
Harmonic makes available free of charge on the Harmonic website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Harmonic files such material with, or furnishes it to, the Securities and Exchange Commission. The address of the Harmonic website is http://www.harmonicinc.com. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements and other information that issuers file electronically.
Item 1A. Risk Factors
We Depend On Cable, Satellite And Telecom Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition And Cash Flows.
A significant portion of Harmonic’s sales have been derived from sales to cable television, satellite and telecommunications operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telephone companies and broadcasters for constructing and upgrading their systems.
These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures;

•	discretionary customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video industry standards;

•	delays associated with the evaluation of new services, new standards, and system architectures by many cable and satellite television operators;

•	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

•	economic and financial conditions in domestic and international markets; and

•	bankruptcies and financial restructuring of major customers.
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. However, we believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased in 2005 compared to 2004, and in 2004 compared to 2003. However, another economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the bankruptcy of Adelphia Communications has led to capital spending delays and we cannot currently predict the impact of the proposed sale of Adelphia Communications’ cable systems to Comcast and Time-Warner Cable on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.
Major U.S. cable operators have indicated that the substantial completion of major network upgrades, which involved significant labor and construction costs, will lead to lower capital expenditures in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators, our revenue may decline and our operating results would be adversely affected.
Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers, Or a Failure to Diversify Our Customer Base, Could Harm Our Business.
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2005, 2004 and 2003 accounted for approximately 54%, 55% and 65% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. NTL and Telewest, the two largest cable operators in the U.K., have recently completed their announced merger. In the telco market, AT&T has announced an agreement to acquire Bell South. In addition, the sale or financial restructuring of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In 2005, 2004 and 2003, sales to Comcast accounted for 18%, 17% and 32%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. Furthermore, in the third and fourth quarters of 2005, sales for a major telco accounted for 13% of net sales. However, we do not expect to make significant shipments for this telco in 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the need to replace revenue from shipments to a distributor for a major telco, which we do not expect to continue at the same level of revenue in 2006 as in 2005;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of our products sold;

•	changes in our operating expenses and extraordinary expenses;

•	the impact of FAS 123(R), a new accounting standard which will require us to expense stock options;

•	our development of custom products and software;

•	the quantity of third-party products we sell, which products carry lower gross margins, compared to our own products;

•	the quantity of FTTP products we sell, which products carry lower gross margins than our other products;

•	the level of international sales; and

•	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
For example, the timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.
In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales during the first quarter of 2003, the third quarter of 2004, and a decrease in gross profit percentage in 2005, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

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
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;

•	the use of digital video by businesses, governments and educators;

•	the entry of telcos into the video business;

•	growth in HDTV, on-demand services and mobile video;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

•	the extent and nature of regulatory attitudes toward such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the current MPEG-2 compression standards have represented a significant portion of the Company’s sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/ H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1), have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. One of our competitors has already announced significant orders for MPEG-4 HD encoders from a major DBS operator. Harmonic is developing products, including HD encoders, based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding.
We are also currently marketing products for FTTP networks which certain telcos have begun to build. We believe that a number of our existing products can be deployed successfully in these networks and we have devoted considerable resources to obtaining orders, qualifying our products and hiring knowledgeable personnel. Shipments of products for a major telco’s FTTP projects represented 13% of sales in our third and fourth quarters of 2005. However, we do not expect to make significant shipments for this telco in 2006, and we have reduced the amount of resources devoted to these products. While we expect to continue to market these products to other customers, there can be no assurance that these efforts will be successful in the near future, or at all.
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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.
The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors in the fiber optics systems business include corporations such as Motorola, Cisco Systems and C-Cor. In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies.
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
For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated and the market price of our common stock could decline. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Additionally, orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004.
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
Sales to customers outside of the U.S. in 2005, 2004 and 2003 represented 40%, 42% and 29% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:

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
During 2004, a significant percentage of our international revenues were derived from a major upgrade by a Japanese customer of its satellite facilities. That upgrade has now been completed, and sales to this customer in 2005 declined compared to 2004, which has adversely affected our sales to international customers.
Certain of our international customers have accumulated significant levels of debt and have announced during the past three years reorganizations and financial restructurings, including bankruptcy filings as well as mergers. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

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
While the capital market concerns about the domestic cable industry have eased, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast/ AT&T Broadband transaction in 2002 and the acquisition by The News Corporation Ltd. in December 2003 of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. More recently, restructuring of the industry has continued with the privatization of Cox Communications, the planned sale of Adelphia Communications’ cable systems out of bankruptcy to Comcast and Time-Warner, the proposed sale of Cablevision’s VOOM! satellite assets to Echostar and the recently completed merger of U.K. cable operators NTL and Telewest. In addition, further business combinations may occur in our industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.

Changes in Telecommunications Legislation and Regulations Could Harm Our Prospects And Future Sales.
Changes in telecommunications legislation and regulations in the U.S. and other countries could affect the sales of our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Local franchising and licensing requirements may slow the entry of telcos into the vidoe business. Increased regulation of our customers’ pricing or service offerings could limit their investments and consequently the sales of our products. Changes in regulations could have a material adverse effect on our business, operating results, and financial condition.

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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has issued FAS 123(R) that will require us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. This standard will negatively impact our earnings and may affect our ability to raise capital on acceptable terms. In addition, regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We Are Exposed To Additional Costs And Risks Associated With Complying With Increasing And New Regulation Of Corporate Governance And Disclosure Standards.
We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management and the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of December 31, 2005 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
We believe that the proceeds of the stock offering we completed in November 2003, together with our existing liquidity sources, will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. The stock offering we completed in November 2003 related to a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we will continue to be able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital to finance the acquisition and related expenses as well as to integrate operations following a transaction, and could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.
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

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.
Our net sales increased approximately 4% in 2005 compared to 2004, and approximately 36% in 2004 from 2003. If demand for our products continues to increase, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

We Must Be Able To Manage Expenses And Inventory Risks Associated With Meeting The Demand Of Our Customers.
If actual orders are materially lower than the indications we receive from our customers, our ability to manage inventory and expenses may be affected. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products, and such products are not purchased by our customers, our business and operating results could suffer. In this regard, our gross margins and operating results have been in the past adversely affected by significant charges for excess and obsolete inventories.
In addition, the Company must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in 2005, we wrote down approximately $8.4 million for obsolete and excess inventory, with a major portion of the write-down being the result of product transitions in certain product lines. There can be no assurance that the Company will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 71 employees as of December 31, 2005, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain digital video products. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the situation in Iraq, the ongoing U.S. war on terrorism, terrorist attacks and hostilities within Israel, and the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council have heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations.
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

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL. In connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

We May Be Materially Affected By The WEEE And RoHS Directives.
The European Parliament and the Council of the European Union have finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which became effective in August 2005, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which will become effective in July 2006, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Under WEEE, we are responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products that we produce. We cannot assure you that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of December 31, 2005, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February

2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.
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

Cessation Of The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.
The DiviCom business and C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to the merger. In connection with the merger, Harmonic and the spun-off semiconductor business entered into a contractual relationship under which Harmonic has access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business previously depended for its product and service offerings. The current term of this agreement is through October 2006, with automatic annual renewal unless terminated by either party in accordance with the agreement provisions. The spun-off semiconductor business is the sole supplier of these chips to Harmonic. Several of these products continue to be important to our business, and we have incorporated these chips into additional products that we have developed. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area our business, financial condition, results of operations and cash flow could be harmed.

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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

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
Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its officers and directors (some of whom are no longer with Harmonic) were filed in or removed to the United States District Court (the “District Court”) for the Northern District of California. The actions subsequently were consolidated.
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.
On July 3, 2001, the District Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the District Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the District Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The appeal was heard by a panel of three judges of the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on February 17, 2005.
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that those claims did not allege fraud and therefore were subject to only minimal pleading standards. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, Harmonic’s Chairman and Chief Executive Officer, and affirmed the dismissal of that claim against Harmonic, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions.
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
Based on its review of the surviving claims in the securities class actions, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of each of these claims, and, accordingly, Harmonic has not recorded a liability. An unfavorable outcome of any of these litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

The Terrorist Attacks Of 2001 And The Ongoing Threat Of Terrorism Have Created Great Uncertainty And May Continue To Harm Our Business.
Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate the stability and strength of the U.S. and other economies and the impact of economic conditions on our business.

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
Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
All of our facilities are leased, including our principal operations and corporate headquarters in Sunnyvale, California. We also have a research and development center in New York, several sales offices in the U.S., sales and support centers in the United Kingdom, France, and China, and a research and development center in Israel. Our leases, which expire at various dates through September 2010, are for approximately 420,000 square feet of space. In the U.S., of the 366,000 square feet under lease, approximately 134,000 square feet is in excess of our requirements and we no longer occupy, do not intend to occupy, and have subleased, or plan to sublease. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001 and 2002. In the fourth quarter of 2005 we subleased a portion of an unoccupied building for the remaining term of the lease which resulted in a $1.1 million reduction to the excess facilities liability.

Item 3.	Legal Proceedings
Shareholder Litigation
Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its officers and directors (some of whom are no longer with Harmonic) were filed in or removed to the U.S. District Court for the Northern District of California. The actions subsequently were consolidated.
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.
On July 3, 2001, the District Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the District Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the District Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The appeal was heard by a panel of three judges of the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on February 17, 2005.
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that those claims did not allege fraud and therefore were subject to only minimal pleading standards. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, Harmonic’s Chairman and Chief Executive Officer, and affirmed the dismissal of that claim against Harmonic, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions.
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
Based on its review of the surviving claims in the securities class actions, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency, and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stock Holder Matters, and Issuer Purchases of Equity Securities

(a)	Market information: Harmonic’s Common Stock has been quoted on the Nasdaq National Market under the symbol HLIT since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq National Market:

	High	Low

2004
First quarter	$13.75	$7.35
Second quarter	10.55	5.28
Third quarter	7.46	4.86
Fourth quarter	9.11	6.84
2005
First quarter	$12.33	$7.49
Second quarter	9.91	4.83
Third quarter	6.14	4.93
Fourth quarter	5.85	4.34

Holders of record: At March 1, 2006 there were 464 stockholders of record of Harmonic’s Common Stock.
Dividends: Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of dividends.
Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K is set forth in the 2006 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.
Sales of unregistered securities: On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Ltd. (BTL), a private U.K. company, for a purchase consideration of approximately £3.0 million in cash and 169,112 shares of Harmonic’s common stock. Harmonic purchased all of the shares of BTL directly from, and paid the consideration thereof directly to, the shareholders of BTL. In connection with such sale of our common stock, Harmonic relied upon the exemption from registration under the Securities Act provided by Regulation S. Harmonic based its reliance upon Regulation S on the fact that the offer and sale of Harmonic’s common stock was made in the U.K., there were no directed selling efforts made by Harmonic in the U.S. with respect to such securities, and Harmonic required the purchasers of its common stock to agree to such restrictions on resale and other matters as required by Regulation S. During the fiscal year ended December 31, 2005, Harmonic did not sell any other securities in transactions that were not registered under the Securities Act of 1933.
(b) Use of proceeds: Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers: During the three months ended December 31, 2005, Harmonic did not, nor did any of its affiliated entities, repurchase any of Harmonic’s equity securities.

Item 6.	Selected Financial Data
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data

Net sales	$257,378	$248,306	$182,276	$186,632	$203,810
Gross profit(1)	93,948	104,495	60,603	54,429	1,555
Income (loss) from operations(1)(2)	(7,044)	1,436	(30,545)	(77,349)	(168,787)
Net income (loss)(1)	(5,731)	1,574	(29,433)	(76,918)	(166,407)
Basic net income (loss) per share	(0.08)	0.02	(0.47)	(1.29)	(2.84)
Diluted net income (loss) per share	(0.08)	0.02	(0.47)	(1.29)	(2.84)

Consolidated Balance Sheet Data

Cash, cash equivalents and short-term investments	$110,828	$100,607	$112,597	$49,158	$54,277
Working capital	117,353	117,112	95,389	31,246	66,608
Total assets	226,297	242,356	224,726	173,754	238,056
Long term debt, including current portion	1,272	2,339	1,656	2,572	2,746
Stockholders’ equity	112,982	110,557	106,161	62,183	135,054

(1) The 2005 gross profit, loss from operations and net loss included a charge of $8.4 million for the writedown of inventory resulting primarily from the introduction of new products and the related obsolescence of existing inventory. Operating expenses included an expense of $1.1 million for severance costs from the consolidation of the Company’s two operating segments into a single segment effective as of January 1, 2006, and a benefit of $1.1 million from the reversal of previously recorded excess facilities costs due to subleasing an excess facility.
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
The 2001 gross profit, loss from operations and net loss included special charges to cost of sales totaling $40.0 million for inventory and fixed asset write-downs and $0.9 million for severance and other costs. Special charges to operating expenses included $30.1 million for excess facilities costs, $2.4 million for fixed asset provisions and $1.6 million for severance and other costs and special charges of $0.6 million to other income and expense.

(2) Income (loss) from operations for 2005, 2004, 2003, 2002 and 2001 included amortization of intangible assets of $2.6 million, $13.9 million, $13.9 million, $18.7 million and $20.7 million, respectively. On January 1, 2002, we ceased amortization of goodwill due to adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
See Notes 4 and 5 of Notes to Consolidated Financial Statements.

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
In order to further expand our digital systems capability, Harmonic acquired C-Cube Microsystems Inc’s Divicom business in May 2000, which provided encoding products and systems for digital television. From the completion of the merger until the end of 2005, Harmonic was organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems. In the fourth quarter of 2005, Harmonic announced a restructuring that included combining the two divisions and the manufacturing operations into a single segment, effective January 1, 2006.
Harmonic’s net sales increased 4% and 36% in 2005 and 2004, respectively, and decreased 2% in 2003. Although industry capital spending has been generally weak as compared to the pre-merger levels that benefited Harmonic and Divicom in 1999 and early 2000, we believe that the sequential increases in net sales in 2005 and 2004 reflected an improved industry capital spending environment worldwide which favorably impacted Harmonic. We believe that this improvement in the industry capital spending environment is, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and in part the result of the entry of telephone companies into the business of delivering video services to their subscribers. We also believe that the improvement is due to more favorable conditions in industry capital markets and the completion or resolution of certain major business combinations, financial restructurings and regulatory issues.
Our quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. Sales to Comcast accounted for 18%, 17% and 32% of net sales in 2005, 2004 and 2003, respectively.
In 2005, 2004, and 2003, sales of BAN products accounted for approximately 33%, 31%, and 38% of net sales, respectively, while CS products accounted for approximately 67%, 69%, and 62% of net sales, respectively.
Sales to customers outside of the U.S. in 2005, 2004, and 2003 represented 40%, 42%, and 29% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7%, 4% and 4% of net sales in 2005, 2004 and 2003, respectively. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.

In 2005, annual growth in net sales was 4% but our operating results were negatively impacted by a decrease in the gross margin percentage, primarily the result of lower margin on FTTP sales and sales of third party products, as well as the write-down of inventories, resulting in a net loss of $5.7 million for the year. Our operating results in 2005 also included a charge of $1.1 million for severance costs from the consolidation of the two divisions and the manufacturing operation into a single operating segment, and a benefit of $1.1 million from the reversal of previously recorded excess facility costs due to subleasing an excess facility.
In 2004, annual growth in net sales of 36%, improved gross margins, and operating expense growth of 13% enabled Harmonic to report net income of $1.6 million, compared to a net loss of $29.4 million in 2003. Our operating results in 2004 included credits of $4.0 million for products sold during the year which had been written down in prior years.
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
As a result of uncertain market conditions and lower sales during 2001 and 2002, we implemented a series of cost control measures that included workforce reductions totaling approximately 120 employees during the second half of 2002. We recorded severance charges of $1.5 million during the second half of 2002 related to severance and other costs. This followed a workforce reduction of approximately 30% during 2001 for which we recorded severance and other costs of $2.5 million. These actions reduced headcount from over 1,000 at the end of 2000 to 587 at the end of 2002. We further reduced headcount to 557 in 2003, mainly by attrition, but the improved business environment in 2004 led us to increase headcount to 590 at the end of 2004. In 2005, we added 42 employees as a result of the acquisition of BTL. In the fourth quarter of 2005, due to an organizational restructuring that combined our product development, marketing and manufacturing operations into a single segment, Harmonic reduced its workforce by approximately 40 employees and recorded severance charges of approximately $1.1 million.
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
A review performed in the third quarter of 2003 resulted in the excess facilities liability being decreased by $3.3 million due to a revision in the assumptions as to the unoccupied portion of a building. We removed approximately 12,000 square feet of space from the excess facilities portfolio in order to eliminate a third-party offsite storage arrangement. Based on the remaining lease term of 84 months, this removal resulted in a reduction of $3.3 million in the required excess facilities reserve. This revision was offset by a correction of straight-line rent expense of $2.3 million as a result of a lease extension on another building. This lease extension was a condition of leasing three additional buildings at corporate headquarters and resulted in all leases terminating in September 2010. The deferred rent liability was not adjusted for the change in the lease term resulting in an understatement of rent expense and the deferred rent liability at December 31, 2001, 2002 and 2003. Because the effect of the correction on any quarter or year was not material to these results of operations and financial condition, the non-cash adjustment was recorded in 2003.

In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. Although we entered into new subleases for approximately 60,000 square feet of space in 2004 and approximately 30,000 square feet of space in 2005, in the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
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
In the fourth quarter of 2003, Harmonic sold and issued 10,350,000 shares of common stock in a public offering at a price of $7.40 per share. The net proceeds to Harmonic were approximately $71.4 million, which was net of underwriters’ discounts and commissions of approximately $4.2 million and related legal, accounting, printing and other expenses totaling approximately $0.9 million. The net proceeds from the offering are being used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses. The offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-84430) filed with the SEC on March 18, 2002, as amended on April 16, 2002 and as declared effective on April 18, 2002, and the related prospectus supplement filed with the SEC on October 29, 2003. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Ltd., a private U.K. company, for a total purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. Broadcast Technology Ltd. develops, manufactures and distributes professional video/audio receivers and decoders and had 42 employees at the time of the acquisition.
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
We evaluate our products to assess whether software is more-than-incidental to a product. When we conclude that software is more-than-incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition.” Significant judgment may be required in determining whether a product is a software or hardware product.
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
When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on the guidance in Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. If the undelivered elements qualify as separate units of accounting based on the criteria in EITF 00-21, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in EITF 00-21 to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.
For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.
Revenue on solution sales, which principally consist of and include the design, manufacture, test, integration and installation of equipment to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, is generally recognized using the percentage of completion method in accordance with Statement of Position (SOP) 81-1, “Accounting for Performance of Construction/ Production Contracts.” Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Deferred revenue includes billings in excess of revenue recognized, net of deferred costs of sales. Our application of percentage-of-completion accounting is subject to our estimates of labor costs to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.
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
Allowances for Doubtful Accounts, Returns and Discounts
We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position and cash flows could be adversely affected. At December 31, 2005, our allowances for doubtful accounts, returns and discounts totaled $3.2 million.

Valuation of Inventories
Harmonic states inventories at the lower of cost or market. We writedown the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical demand. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
Impairment of Goodwill or Long-lived Assets
We perform an evaluation of the carrying value of goodwill on an annual basis and of intangibles and other long-lived assets whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of other intangible assets and long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. Changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings. At December 31, 2005, our carrying values for goodwill and intangible assets totaled $4.9 million and $1.8 million, respectively.
Restructuring Costs and Accruals for Excess Facilities
For restructuring activities initiated prior to December 31, 2002 we recorded restructuring costs when Harmonic committed to an exit plan and significant changes to the exit plan were not likely. To determine our excess facility accruals we estimate expected sublease rental income on each excess facility. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability which could materially impact our operating results, financial position or cash flows. At December 31, 2005, our accrual for excess facilities totaled $23.6 million.
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
Accounting for Income Taxes
In preparation of our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposures and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Based on our judgment that the likelihood that our deferred tax assets will be recovered from future taxable income is not assured, we increased the valuation allowance to $123.6 million in 2003, decreased to $122.9 million in 2004 and increased to $130.7 million in 2005. At December 31, 2005 we have fully reserved for our net deferred tax assets related to temporary differences and net operating loss and tax credit carryforwards.

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
Results of Operations
Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2005, 2004, and 2003 as a percentage of net sales, are as follows:

	Fiscal Year Ended December 31,

	2005	2004	2003

Net sales	100%	100%	100%
Cost of sales	64	58	67

Gross profit	36	42	33
Operating expenses:
Research and development	15	14	19
Selling, general and administrative	24	24	27
Amortization of intangibles	—	3	4

Total operating expenses	39	41	50

Income (loss) from operations	(3)	1	(17)
Interest and other income, net	1	—	1

Income (loss) before income taxes	(2)	1	(16)
Provision for income taxes	—	—	—

Net income (loss)	(2)%	1%	(16%)

Net Sales
Harmonic’s consolidated, segment and international net sales as compared with the prior year, for each of the three years ended December 31, 2005, 2004, and 2003, are presented in the tables below. Also presented is the related dollar and percentage increase (decrease) in consolidated, segment, and international net sales as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)
Segmental Sales Data:
	2005	2004	2003

Convergent Systems	$172,589	$171,410	$113,207
Broadband Access Networks	84,789	76,896	69,069

Net sales	$257,378	$248,306	$182,276
Convergent Systems increase	$1,179	$58,203
Broadband Access Networks increase	7,893	7,827

Total increase	$9,072	$66,030
Convergent Systems percent change	0.7%	51.4%
Broadband Access Networks percent change	10.3%	11.3%
Total percent change	3.7%	36.2%

Net sales increased in the CS division in 2005 compared to 2004, primarily due to increased spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. The CS division sold significantly more third party products that are integrated into our systems in 2005 compared to 2004 because certain customers requested that we provide complete integrated solutions. Sales to satellite customers in 2005 were lower than 2004 primarily due to the completion of a major upgrade by a Japanese customer of its satellite facilities during 2004 and sales to another customer for a new domestic satellite project in the fourth quarter of 2004. Net sales increased in the BAN division in 2005 compared to 2004 principally due to increased revenue from products sold to an integrator for a major telco for FTTP projects, which was partially offset by lower shipments to domestic cable customers.
Net sales increased in the CS division in 2004 compared to 2003, primarily due to stronger spending by international customers and to a lesser degree due to continued spending by domestic customers for the rollout of new services. The CS division sold significantly more encoders in 2004 compared to 2003, offset by a reduction in sales of its NSG products for VOD due to the substantial completion of initial deployments by certain domestic cable customers. The increased sales of encoders in 2004 was due in part to the major upgrade by a Japanese customer of their satellite facilities and a major new domestic project during 2004, and in part to sales of headend equipment to two major international telephone companies for video deployments. Net sales increased in the BAN division in 2004 compared to 2003 as a result of stronger overall spending by U.S. cable operators resulting in increased sales of transmitters and nodes related to continuing network improvements such as node segmentation, and to a lesser degree by an improvement in spending by international cable operators.
We experienced an increase of 4% in net sales for 2005 compared to 2004 and we expect revenue in the first six months of 2006 to be in the range of $115 to $125 million compared to net sales of $132.7 million for the first six months of 2005. Backlog decreased to $35.2 million at December 31, 2005 compared to $55.0 million at December 31, 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)
Geographic Sales Data:
	2005	2004	2003

U.S.	$153,264	$143,818	$130,226
International	104,114	104,488	52,050

Net sales	$257,378	$248,306	$182,276
U.S. increase	$9,446	$13,592
International increase (decrease)	(374)	52,438

Total increase	$9,072	$66,030
U.S. percent change	6.6%	10.4%
International percent change	(0.04)%	100.7%
Total percent change	3.7%	36.2%
Net sales in the U.S. increased in 2005 compared to 2004 primarily due to stronger spending by domestic cable customers for major digital headend projects and the continued rollout of new services, such as VOD and HDTV. Also, revenue from sales for a major telco increased in 2005 compared to 2004 as shipments of our optical products for domestic FTTP projects increased. The small decrease in international sales in 2005 as compared to 2004 was due to a major upgrade by a Japanese customer of its satellite facilities in 2004 which was substantially offset by increased international capital spending in 2005, primarily in Europe. As a result of strong capital spending by customers in international markets, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.

Net sales in the U.S. increased in 2004 compared to 2003 primarily due to stronger overall spending during 2004 by domestic customers from the roll-out of new services, such as VOD and HDTV programming, as well as from increased sales of transmitters and nodes for major network upgrades related to continuing network improvements, such as node segmentation. The increased international sales in 2004 was due in part to the impact from a major upgrade by a Japanese customer of its satellite facilities, and in part to sales of headend equipment to two major international telephone companies for video deployments. The increased international sales in 2004 as compared to 2003 was also due to increased international capital spending primarily in Europe, Canada, Latin America, Asia and the Caribbean.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase in gross profit as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005	2004	2003

Gross profit	$93,948	$104,495	$60,603
As a % of net sales	36.5%	42.1%	33.2%
Increase (decrease)	$(10,547)	$43,892
Percent change	(10.1)%	72.4%
The decrease in gross profit in 2005 compared to 2004 was primarily due to lower margins associated with the sales of FTTP products for a major telco, the sales of third party products to our end customers, which carry a significantly lower margin than our average product margins, and to an increase of $7.3 million for the writedown of cost for obsolete and excess inventory, primarily due to new product transitions. In addition, our gross profit in 2005 was reduced because of higher manufacturing costs due to the ramp up of FTTP product manufacturing. Gross profit for 2005 included a benefit of $0.9 million related to products sold for which the cost basis had been written down in prior years, as compared to a benefit of $4.0 million related to such products in 2004. In 2005, $1.3 million of amortization of intangibles was included in cost of sales compared to $6.2 million in 2004. The lower amortization in 2005 was due to the intangibles arising from the DiviCom acquisition becoming fully amortized. We expect to record approximately $0.6 million in amortization of intangibles in cost of sales in 2006 related to the acquisition of BTL in February 2005.
The increase in gross profit in 2004 compared to 2003 was primarily due to higher sales, lower third party manufacturing costs, improvements in factory efficiencies, and a higher proportion of CS division sales, which historically carry a more favorable product margin. These factors, which contributed to higher gross margins in 2004 compared to 2003, were partially offset by a reduction in the benefit related to the sale of products for which the cost basis had been written down in prior years. This benefit was $4.0 million in 2004, as compared to a benefit of $4.7 million in 2003. There was no change in the amortization of intangibles of $6.2 million in 2004 compared to 2003.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in research and development expense as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005	2004	2003

Research and development	$38,168	$35,585	$35,107
As a % of net sales	14.8%	14.3%	19.3%
Increase	$2,583	$478
Percent change	7.3%	1.4%
The increase in research and development expense in 2005 compared to 2004 was primarily the result of increased compensation costs of $1.8 million, primarily from headcount increases, increased expenses for prototype materials of $0.9 million and, higher costs for services provided by third parties of $0.5 million, partially offset by lower depreciation and overhead costs of $0.6 million. The headcount increases included the addition of BTL employees resulting from the acquisition.
The increase in research and development expense in 2004 compared to 2003 was as a result of higher compensation expenses of $2.6 million, resulting from increased headcount and higher compensation costs, and increased outside services for the development and qualification of FTTP products. Partially offsetting these increases was lower depreciation of $0.9 million, lower prototype material costs of $0.7 million and lower facilities expenses of $1.2 million.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in selling, general and administrative expense as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005	2004	2003

Selling, general and administrative	$61,475	$59,742	$48,309
As a % of net sales	23.9%	24.1%	26.5%
Increase	$1,733	$11,433
Percent change	2.9%	23.7%
The increase in selling, general and administrative expenses in 2005 compared to 2004 was primarily due to higher marketing and travel expenses of $1.7 million, increased expenses following the acquisition of BTL of $1.1 million, increased use of temporary labor and consulting services of $1.1 million, increased outside professional services expenses of $0.7 million, higher bad debts expenses of $0.2 million and increased corporate governance costs of $0.4 million, partially offset by decreased compensation expenses of $2.6 million. Also, in the fourth quarter of 2005, a benefit of $1.1 million was recorded from the reversal of previously recorded excess facility costs due to the subleasing of an excess facility. Marketing and travel expenses increased in 2005 compared to 2004 primarily from increased trade show expenses. The decrease in compensation costs in 2005 compared to 2004 was primarily due to lower commission and incentive related expenses, partially offset by increased headcount in the sales and marketing areas.
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
Amortization of Intangibles
Harmonic’s amortization of intangibles expense charged to operating expenses, and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in amortization of intangibles expense as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005		2004	2003

Amortization of intangibles	$1,349		$7,732	$7,732
As a % of net sales	0.5%		3.1%	4.2%
(Decrease)	$(6,383)		$—
Percent change	(82.6%	)	—
The decrease in amortization of intangibles in 2005 compared to 2004 was due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005. Harmonic expects to record a total of approximately $0.2 million in amortization of intangibles in operating expenses in 2006 related to the intangible assets resulting from the acquisition of BTL in February 2005.
There was no change in amortization of intangibles charged to operating expenses in 2004 compared to 2003.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in interest income, net as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005	2004	2003

Interest income, net	$2,665	$1,554	$460
As a % of net sales	1.0%	0.6%	0.3%
Increase (decrease)	$1,111	$1,094	$(636)
Percent change	71.5%	237.8%	(58.0%)
The increase in interest income, net in 2005 compared to 2004 was due to a larger cash and short-term investment portfolio during 2005 as compared to 2004 and higher interest rates experienced on the investment portfolio in 2005 compared to 2004.
The increase in 2004 compared to 2003 was due primarily to larger cash and short-term investment balances during the respective periods of 2004 as compared to 2003 principally due to the investment of net proceeds of $71.4 million from the public offering of common stock in the fourth quarter of 2003.

Other Income (Expense), Net
Harmonic’s other income (expense), net, as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in interest and other income (expense), net, as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005		2004		2003

Other income (expense), net	$(915)		$(827)		$952
As a % of net sales	(0.4%	)	(0.3%	)	0.5%
(Decrease)	$(88)		$(1,779)
Percent change	(10.6%	)	(186.9%	)
The increase in other expense, net in 2005 compared to 2004 was primarily due to the increase in losses on foreign exchange of $0.1 million in 2005.
The decrease in other income, net in 2004 compared to 2003 was primarily due to the effect from losses on foreign exchange of $0.6 million, compared to a gain from foreign exchange of $1.1 million in 2003.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in provision for income taxes as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005		2004	2003

Provision for (benefit from) income taxes	$437		$589	$300
As a % of net sales	0.2%		0.2%	0.2%
Increase (decrease)	$(152)		$289
Percent change	(25.8%	)	96.3%
Our effective tax rate was (8.3%) in 2005, 27.2% in 2004 and (1.0%) in 2003. Harmonic recorded provisions for income taxes of $0.4 million, $0.6 million and $0.3 million in 2005, 2004 and 2003 principally due to foreign income taxes. The valuation allowance was $123.6 million in 2003, decreased to $122.9 million in 2004 and increased to $130.7 million in 2005. The valuation allowance is for the full amount of the net deferred tax asset, because realization of any future benefit from deductible temporary differences, net operating losses and tax credit carry forwards was uncertain at December 31, 2005 and December 31, 2004.
Segments
Through December 31, 2005, Harmonic’s management used income from segment operations as its measure of segment profitability. Income from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income, net. See Note 14 of Notes to Consolidated Financial

Statements. Effective January 1, 2006, the Company’s new organizational structure is in place and will operate as a single operating segment and report its financial results as a single segment.
Fluctuations in net sales by operating segment are discussed more extensively in the section above entitled Net Sales.
Harmonic’s income (loss) from segment operations and the income (loss) as a percentage of consolidated net sales, for each of the three years ended December 31, 2005, 2004, and 2003 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in segment operations results as compared with the prior year, for each of the two years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31,
	(in thousands, except percentages)
Convergent Systems (CS)
	2005		2004	2003

Income (loss) from segment operations	$13,345		$26,427	$(4,398)
As a % of segment net sales	7.7%		15.4%	(3.9%	)
Increase (decrease)	$(13,082)		$30,825
Percent change	(49.5%	)	—
The weaker CS segment results in 2005 compared to 2004 were due to a lower gross margin and increased operating expenses. The lower gross margin was primarily caused by the increase in the sales of third party products, which have a significantly lower gross margin than the average gross margin on sales of other products, and the write-down of cost for obsolete and excess inventory. The increase in operating expenses in 2005 was the result of higher research and development expenses and selling expenses as compared to 2004.
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

	Fiscal Year Ended December 31,
	(in thousands, except percentages)
Broadband Access Networks (BAN)
	2005		2004	2003

Income or (loss) from segment operations	$768		$8,110	$1,102
As a % of segment net sales	0.9%		10.5%	1.6%
Increase (decrease)	$(7,342)		$7,008
Percent change	(90.5%	)	635.9%
The decreased BAN results in 2005 compared to 2004 were due to lower gross margin on the sales of FTTP products for a major telco, the writedown of cost for obsolete and excess inventories and increased manufacturing costs caused by the ramp up of FTTP product manufacturing. In addition, in 2005 there was a reduction of $3.3 million in the sales of products for which the cost basis had been written down previously compared to 2004.
The improved BAN segment results in 2004 compared to 2003 were due to an 11% increase in sales and a more favorable margin on the mix of products sold during 2004. BAN segment results included credits of $3.9 million in 2004 related to products sold in 2004 for which the cost basis had been written down in prior years.

Liquidity and Capital Resources

	Fiscal Year Ended December 31,
	(in thousands, except percentages)

	2005	2004	2003

Cash, cash equivalents and short-term investments	$110,828	$100,607	$112,597
Net cash provided by (used in) operating activities	$16,054	$(9,022)	$(5,559)
Net cash used in investing activities	$(10,321)	$(10,065)	$(46,369)
Net cash provided by financing activities	$5,319	$3,877	$72,335
As of December 31, 2005, cash, cash equivalents and short-term investments totaled $110.8 million, compared to $100.6 million as of December 31, 2004. Cash provided by operations was $16.1 million in 2005 compared to cash used in operations of $9.0 million in 2004. The increased in cash provided by operations in 2005 was primarily due to lower accounts receivable and inventories, which was partially offset by a change to net loss in 2005 from net income in 2004, lower amortization of intangibles, and lower accounts payable, accrued liabilities and excess facilities liabilities. The lower accounts receivable was due to the decrease in sales in the fourth quarter of 2005 to $63.7 million in 2005 compared to $85.6 million in the same period of 2004. The Company’s inventories decreased by $3.2 million between December 31, 2005 and December 31, 2004 principally from the write-down of cost for obsolete and excess inventory resulting primarily from the introduction of new products.
Additions to property, plant and equipment were $5.7 million during 2005 compared to $6.3 million in 2004. The increases in 2005 and 2004 were due primarily to the acquisition of test equipment. Harmonic currently expects capital expenditures to be approximately $5 to $7 million during 2006.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at December 31, 2005 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Although we expect to make payments in 2006 for these tax liabilities, Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006 and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At December 31, 2005, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.25% at December 31, 2005) or prime plus 0.5% for equipment borrowings. Borrowings are repayable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of December 31, 2005, $1.3 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2005. The term loan is payable monthly, including principal and interest at 7.75% per annum on outstanding borrowings as of December 31, 2005 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 16), there were no other outstanding borrowings or commitments under the line of credit facility as of December 31, 2005.
Harmonic’s cash and investment balances at December 31, 2005 were $110.8 million. We currently believe that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in the fourth quarter of 2003 was part of a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
Off-Balance Sheet Arrangements
None as of December 31, 2005.

Contractual Obligations and Commitments
Future payments under contractual obligations, and other commercial commitments, as of December 31, 2005, were as follows (in thousands):

	Payments Due by Period

	Total
	Amounts	1 year or
Contractual Obligations	Committed	less	2 – 3 Years	4 – 5 Years	Over 5 Years

Operating Leases(1)	$59,746	$11,616	$25,582	$22,548	$—
Inventory Purchase Commitment	14,079	14,079	—	—	—
C-Cube Pre-Merger Tax Liabilities	10,009	10,009	—	—	—
Long-Term Debt	1,272	812	460	—	—
Interest payments on long-term debt	82	67	15	—	—
Foreign currency forward exchange contracts	5,285	5,285	—	—	—
Capital lease obligations	154	82	72	—	—

Total Contractual Obligations	$90,627	$41,950	$26,129	$22,548	$—

	Amount of Commitment Expiration Per Period

	Total
	Amounts	1 year or
Other Commercial Commitments	Committed	less	2 – 3 Years	4 – 5 Years	Over 5 Years

Standby Letters of Credit	$871	$871	$—	$—	$—
Indemnifications(2)	—	—	—	—	—
Guarantees	—	—	—	—	—

Total Commercial Commitments	$871	$871	$—	$—	$—

1) Operating lease commitments include $23.7 million of accrued excess facilities costs.

2)	Harmonic indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at December 31, 2005.
In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. As noted in our stock-based compensation accounting policy, the Company does not record compensation expense for stock-based compensation. Under SFAS No. 123(R), the Company will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. This is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123(R) at the beginning of fiscal year 2006. The Company plans to use the modified prospective approach upon adoption and to continue to use the Black-Scholes-Merton option pricing model.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123(R) at the beginning of fiscal year 2006, both of which could have a material impact on our results of operations.
In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting change made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. Dollar and currencies of Harmonic’s subsidiaries.
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% of net sales in 2005 and 4% of net sales in 2004. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2005, we had a forward exchange contract to sell Euros totaling $5.3 million that matures within the first quarter of 2006. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. A 10% change in interest rates would not have had a material impact on financial conditions, results of operations or cash flows for either 2005 or 2004.

Item 8.	Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment using those criteria, we concluded that as of December 31, 2005, Harmonic’s internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

(a) Index to Consolidated Financial Statements
(b) Financial Statement Schedules:

Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

(c)	Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.
Quarterly Data (Unaudited)

	2005				2004

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly Data:
Net sales	$63,740	$60,960	$59,763	$72,915	$85,579	$50,610	$57,011	$55,106
Gross profit(1)	22,107	21,396	23,398	27,047	39,773	20,538	22,296	21,887
Income (loss) from operations(1)	(2,168)	(3,283)	(2,898)	1,305	9,964	(4,161)	(1,477)	(2,890)
Net income (loss)(1)	(2,016)	(2,891)	(2,530)	1,706	10,158	(4,238)	(1,768)	(2,577)
Basic net income (loss) per share	(0.03)	(0.04)	(0.03)	0.02	0.14	(0.06	(0.02)	(0.04)
Diluted net income (loss) per share	(0.03)	(0.04)	(0.03)	0.02	0.14	(0.06)	(0.02)	(0.04)

1)	The 2004 gross profit, income from operations and net income include credits to cost of sales of $0.7 million, $1.2 million, $1.2 million, and $1.0 million in the first, second, third and fourth quarters, respectively, for products sold during the year which had been written down in prior years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Harmonic Inc.:
We have completed integrated audits of Harmonic Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 (a) present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 13, 2006

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,818	$26,603
Short-term investments	73,010	74,004
Accounts receivable, net	43,433	64,148
Inventories	38,552	41,763
Prepaid expenses and other current assets	8,335	8,504

Total current assets	201,148	215,022
Property and equipment, net	17,040	19,611
Intangibles and other assets	8,109	7,723

Total assets	$226,297	$242,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$812	$1,067
Accounts payable	19,378	22,381
Income taxes payable	6,480	7,099
Deferred revenue	19,687	15,469
Accrued liabilities	37,438	51,894

Total current liabilities	83,795	97,910
Long-term debt, less current portion	460	1,272
Accrued excess facilities costs, long-term	18,357	24,085
Other non-current liabilities	10,703	8,532

Total liabilities	113,315	131,799

Commitments and contingencies (Notes 16, 17 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 73,636 and 72,286 shares issued and outstanding	74	72
Capital in excess of par value	2,048,090	2,039,738
Accumulated deficit	(1,934,715)	(1,928,984)
Accumulated other comprehensive loss	(467)	(269)

Total stockholders’ equity	112,982	110,557

Total liabilities and stockholders’ equity	$226,297	$242,356

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per
	share data)
Net sales	$257,378	$248,306	$182,276
Cost of sales	163,430	143,811	121,673

Gross profit	93,948	104,495	60,603

Operating expenses:
Research and development	38,168	35,585	35,107
Selling, general and administrative	61,475	59,742	48,309
Amortization of intangibles	1,349	7,732	7,732

Total operating expenses	100,992	103,059	91,148

Income (loss) from operations	(7,044)	1,436	(30,545)
Interest income, net	2,665	1,554	460
Other income (expense), net	(915)	(827)	952

Income (loss) before income taxes	(5,294)	2,163	(29,133)
Provision for income taxes	437	589	300

Net income (loss)	$(5,731)	$1,574	$(29,433)

Net income (loss) per share:
Basic	$(0.08)	$0.02	$(0.47)

Diluted	$(0.08)	$0.02	$(0.47)

Weighted average shares:
Basic	73,279	72,015	62,288

Diluted	73,279	73,043	62,288

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

					Accumulated
	Common Stock		Capital in		Other
			Excess of Par	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Equity	Income (Loss)

Balance at December 31, 2002	60,064	60	1,963,234	(1,901,125)	14	62,183
Net loss		—	—	(29,433)	—	(29,433)	$(29,433)
Unrealized gain on investments, net of tax					61	61	61
Currency translation		—	—	—	51	51	51

Comprehensive loss							$(29,321)

Stock-based compensation		—	49	—	—	49
Issuance of Common Stock under option and purchase plans	826	1	1,822	—	—	1,823
Issuance of Common Stock in public offering, net	10,350	10	71,417	—	—	71,427

Balance at December 31, 2003	71,240	71	2,036,522	(1,930,558)	126	106,161
Net income		—	—	1,574		1,574	$1,574
Unrealized loss on investments, net of tax		—	—	—	(287)	(287)	(287)
Currency translation		—	—	—	(108)	(108)	(108)

Comprehensive income							$1,179

Stock-based compensation		—	23	—	—	23
Issuance of Common Stock under option and purchase plans	1,046	1	3,193	—	—	3,194

Balance at December 31, 2004	72,286	72	2,039,738	(1,928,984)	(269)	110,557
Net loss		—	—	(5,731)	—	(5,731)	$(5,731)
Unrealized gain on investments, net of tax		—	—	—	7	7	7
Currency translation		—	—	—	(205)	(205)	(205)

Comprehensive loss							$(5,929)

Stock-based compensation		—	35	—	—	35
Issuance of Common Stock under option and purchase plans	1,181	2	6,486	—	—	6,488
Issuance of Common Stock for acquisition of BTL	169	—	1,831			1,831

Balance at December 31, 2005	73,636	$74	$2,048,090	$(1,934,715)	$(467)	$112,982

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,731)	$1,574	$(29,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	2,603	13,894	13,894
Depreciation and amortization	8,676	9,408	12,274
Stock-based compensation	35	23	49
Impairment and loss on disposal of fixed assets	114	1,002	88
Deferred income taxes	(366)	—	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	21,804	(26,490)	(13,598)
Inventories	4,581	(19,333)	3,516
Prepaid expenses and other assets	1,182	(1,804)	(355)
Accounts payable	(3,347)	7,518	7,605
Deferred revenue	5,234	6,160	2,743
Income taxes payable	(624)	339	—
Accrued and other liabilities	(12,261)	3,933	4,585
Accrued excess facilities costs	(5,846)	(5,246)	(6,927)

Net cash provided by (used in) operating activities	16,054	(9,022)	(5,559)

Cash flows used in investing activities:
Purchases of investments	(63,328)	(85,457)	(67,914)
Proceeds from sales of investments	64,334	81,710	24,909
Acquisition of property and equipment	(5,666)	(6,318)	(3,364)
Acquisition of BTL, net of cash received	(5,661)	—	—

Net cash used in investing activities	(10,321)	(10,065)	(46,369)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,478	3,194	73,251
Borrowings under bank line and term loan	—	1,904	1,001
Repayments under bank line and term loan	(1,067)	(1,221)	(1,917)
Repayments of capital lease obligations	(92)	—	—

Net cash provided by financing activities	5,319	3,877	72,335

Effect of exchange rate changes on cash and cash equivalents	163	(64)	(72)

Net increase (decrease) in cash and cash equivalents	11,215	(15,274)	20,335
Cash and cash equivalents at beginning of period	26,603	41,877	21,542

Cash and cash equivalents at end of period	$37,818	$26,603	$41,877

Supplemental disclosure of cash flow information:
Income tax payments, net	$355	$479	$211
Interest paid during the period	$153	$103	$154
Non-cash investing and financing activities:
Issuance of restricted common stock from BTL acquisition	$1,831	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies
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
In order to further expand our digital systems capability, Harmonic acquired the DiviCom business, which provides encoding products and systems for digital television of C-Cube Microsystems Inc. in May 2000. The merger was structured as a tax-free exchange of stock and accounted for under the purchase method of accounting. The purchase price, including merger-related costs, was approximately $1.8 billion. As of December 31, 2000, Harmonic recorded an impairment charge of $1.4 billion, eliminating goodwill and reducing identified intangibles to $79.3 million. Through December 31, 2005, Harmonic had been organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems. In the fourth quarter of 2005, an organizational restructuring combined the product development, marketing and manufacturing operations into a single segment. Effective January 1, 2006, the Company’s new operating segment is in place and the Company intends to manage and report its financial results as a single segment.
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
Investments. Harmonic’s short-term investments are stated at fair value, and are principally comprised of U.S. government, U.S. government agencies and corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital lease obligations and long-term debt approximate fair value due to their short maturities.
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
Revenue Recognition. Harmonic’s principal sources of revenue are from hardware products, software products, solution sales, services and hardware and software maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred to the customer.
Revenue from product sales, excluding the revenue generated from service-related solutions, which are discussed below, is recognized upon shipment, or once all applicable criteria have been met. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.
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
Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition.” For arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of

EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.
Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of sales, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.
Revenue from distributors and system integrators is recognized on delivery provided that the criteria for revenue recognition have been met. The Company accrues for sales returns and other allowances based on its historical experience.
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
Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 5 years for furniture and fixtures, and up to 4 years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets up to 10 years or the lease term of the respective assets. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2005, 2004 and 2003 were $8.7 million, $9.4 million and $12.3 million, respectively. As a result of a verification in 2004 the Company wrote-off approximately $0.8 million in net book value of property and equipment in 2004.
Goodwill and Intangible Assets. Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired, or goodwill. Purchased intangible assets include customer base, developed technology, trademark and tradename, and supply agreements. See Note 4, “Goodwill and Identified Intangibles”.
Impairment of Long-Lived Assets. Long-lived assets, such as other intangibles and property and equipment, are evaluated for recoverability when indicators of impairment are present. The Company evaluates the recoverability of other intangible assets and long-lived assets on the basis of undiscounted cash flows for each asset group. If impairment is indicated, provisions for impairment are determined based on the fair value, using discounted cash flows. No impairment losses were incurred in the periods presented.

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
Accrued warranties. The Company accrues for estimated warranty at the time of revenue recognition and records such accrued liabilities as part of “Cost of sales”. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims.
Currency Translation. The functional currency of the Company’s Israeli operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from re-measuring foreign currency denominated balances into U.S. dollars are included in other income/(expense), net and have been insignificant for all periods presented.
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
Advertising Expenses. Harmonic expenses the cost of advertising as incurred. During 2005, 2004 and 2003, advertising expenses were not material to the results of operations.
Stock Based Compensation. Harmonic accounts for employee stock option plans in accordance with Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and has adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which was issued in December 2002. If these non-cash charges for Harmonic’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss) as reported	$(5,731)	$1,574	$(29,433)
Add: Total stock expense determined under fair value based method for all awards, net of related tax effects	(8,936)	(11,240)	(10,539)

Pro forma net loss	$(14,667)	$(9,666)	$(39,972)

Basic and Diluted net income (loss) per share:
As reported	$(0.08)	$0.02	$(0.47)

Pro forma	$(0.20)	$(0.13)	$(0.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	2005	2004	2003	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	96%	123%	126%	69%	87%	131%
Risk-free interest rate	3.8%	2.3%	2.3%	3.7%	2.2%	1.7%
Expected life (years)	3.6	3.5	3.6	0.8	1.3	1.3
Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Harmonic’s comprehensive income (loss) has been presented in the Consolidated Statement of Stockholders’ Equity.
Total comprehensive income (loss) of fiscal years 2005, 2004 and 2003 are presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Unrealized		Accumulated
	Gain (Loss)		Other
	in Available-	Foreign	Comprehensive
	for-Sale	Currency	Income
	Securities	Translation	(Loss)

Balance as of December 31, 2002	$—	$14	$14
Change during year	61	51	112

Balance as of December 31, 2003	61	65	126
Change during year	(287)	(108)	(395)

Balance as of December 31, 2004	(226)	(43)	(269)
Change during year	7	(205)	(198)

Balance as of December 31, 2005	$(219)	$(248)	$(467)

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
Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. At December 31, 2005, the Company had a forward exchange contract to sell Euros totaling $5.3 million. This foreign exchange contract matures within the first quarter of 2006. At December 31, 2004, the Company had a forward exchange contract to sell Euros totaling $0.9 million. This foreign exchange contract matured in the first quarter of 2005 and the fair value of this contract was approximately $0.9 million as of December 31, 2004.

Reclassification. Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2005 presentation. These reclassifications have no material impact on previously reported net loss or cash flows.

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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. As noted in our stock-based compensation accounting policy, the Company does not record compensation expense for stock-based compensation. Under SFAS No. 123(R), the Company will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. This is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123(R) at the beginning of fiscal year 2006. The Company plans to use the modified prospective approach upon adoption and to continue to use the Black-Scholes-Merton option pricing model.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123(R) at the beginning of fiscal year 2006, both of which could have a material impact on our results of operations.
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

We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

Note 3:	BTL Acquisition
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
Supplemental pro forma information is not provided because the acquisition of BTL was not material to the Company’s financial statements for all periods presented.

Note 4:	Goodwill and Identified Intangibles
For purposes of applying SFAS No. 142, management believed the operating divisions, BAN and CS, represented the Company’s reporting units prior to January 1, 2006. CS is the only reporting unit with goodwill and intangible assets. The Company performed the transitional goodwill impairment test in the first quarter of 2002 and the annual impairment test of goodwill in the fourth quarter of 2003, 2004 and 2005. In all instances, the fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill, and therefore, goodwill was determined not to be impaired.
For the years ended December 31, 2005, 2004 and 2003, the Company recorded a total of $2.6 million, $13.9 million and $13.9 million, respectively, of amortization expense for identified intangibles, of which $1.3 million, $6.2 million and $6.2 million, respectively, was included in cost of sales. Estimated future amortization expense for identified intangibles is $0.8 million for 2006, of which $0.6 million will be included in cost of sales, $0.8 million for 2007, of which $0.6 million will be included in cost of sales and $0.1 million for 2008, of which $0.1 million will be included in cost of sales. The following is a summary of goodwill and intangible assets as of December 31, 2005 and December 31, 2004:

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount*	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Identified intangibles:
Developed core technology	$29,663	$(28,315)	$1,348	$29,059	$(27,220)	$1,839
Customer base	31,904	(31,904)	—	33,295	(31,000)	2,295
Trademark and tradename	4,190	(4,142)	48	4,076	(3,794)	282
Supply agreement	3,464	(3,109)	355	3,107	(2,892)	215

Subtotal of identified intangibles	69,221	(67,470)	1,751	69,537	(64,906)	4,631
Goodwill	4,896	—	4,896	1,780	—	1,780

Total goodwill and other intangibles	$74,117	$(67,470)	$6,647	$71,317	$(64,906)	$6,411

Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.3 million for intangible assets and approximately $0.3 million for goodwill as of December 31, 2005.
The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.5 million and $2.7 million, respectively, during 2005. In addition, intangible assets decreased by $3.0 million in 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.

Note 5:	Restructuring, Excess Facilities and Inventory Provisions
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
As of December 31, 2004, accrued excess facilities cost totaled $29.4 million of which $5.3 million was included in current accrued liabilities and $24.1 million in other non-current liabilities. The Company incurred cash outlays of

$5.2 million during 2004 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. As of December 31, 2005, accrued excess facilities cost totaled $23.6 million of which $5.2 million was included in current accrued liabilities and $18.4 million in other non-current liabilities. The Company incurred cash outlays of $4.7 million, net of $0.7 million of sublease income, during 2005 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. In 2006, Harmonic expects to pay approximately $5.2 million of excess facility lease costs, net of estimated sublease income, and to pay the remaining $18.4 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.
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
If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the December 31, 2005 balance is approximately $0.6 million.
During the fourth quarter of 2005, in response to the consolidation of the Company’s two operating segments into a single segment as of January 1, 2006, the Company implemented workforce reductions of approximately 40 full-time employees across all functions and primarily in our U.S. operations, and recorded severance and other costs of approximately $1.1 million. We expect to utilize the remaining accrual by the end of the third quarter of 2006.
The following table summarizes restructuring activities:

	Workforce	Excess
	Reduction	Facilities	Total

	(In thousands)
Balance at January 1, 2004	$34	$34,667	$34,701
Provisions	—	—	—
Cash payments, net of sublease income	(34)	(5,246)	(5,280)

Balance at December 31, 2004	—	29,421	29,421
Provisions/(recoveries)	1,100	(1,118)	(18)
Cash payments, net of sublease income	(465)	(4,727)	(5,193)

Balance at December 31, 2005	$635	$23,576	$24,210

Note 6:	Cash, Cash Equivalents and Investments
At December 31, 2005 and 2004, cash, cash equivalents and short-term investments are summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Cash and cash equivalents	$37,818	$26,603

Short-term investments:
Less than one year	56,605	49,373
Due in 1-2 years	16,405	24,631

Total short-term investments	73,010	74,004
Total cash, cash equivalents and short-term investments	$110,828	$100,607

The following is a summary of available-for-sale securities (in thousands).

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

December 31, 2005

U.S. government debt securities	$20,264	$—	$(146)	$20,118
Corporate debt securities	46,873	3	(209)	46,667
Other debt securities	6,225	—	—	6,225

Total	$73,362	$3	$(355)	$73,010

December 31, 2004

U.S. government debt securities	$23,526	$—	$(111)	$23,415
Corporate debt securities	43,341	—	(252)	43,089
Other debt securities	7,500	—	—	7,500

Total	$74,367	$—	$(363)	$74,004

Impairment of Investments
We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow any anticipated recovery in fair value.
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government debt securities	$12,873	$(93)	$7,245	$(53)	$20,118	$(146)
Corporate debt securities	27,008	(129)	16,403	(80)	43,411	(209)

Total	$39,881	$(222)	$23,648	$(133)	$63,529	$(355)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.

Note 7:	Accounts Receivable and Allowances for Doubtful Accounts, Returns, Discounts and Trade-ins

	December 31,

	2005	2004

	(In thousands)
Accounts receivable	$46,663	$69,274
Less: allowance for doubtful accounts, returns and discounts	(3,230)	(5,126)

	$43,433	$64,148

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. The expectation of collectibility is based on its review of credit profiles of customers’ contractual terms and conditions, current economic trends and historical payment experience. At December 31, 2005, receivables from one customer represented 11% of total receivables. At December 31, 2004, receivables from two customers represented 22%, and 12% of total receivables.
The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the periods indicated (in thousands):

	Balance at Beginning	Charges to	Charges to	Deduction from	Balance at End
	of Period	Revenue	Expense	Reserves	of Period

	(In thousands)
2005	$5,126	$3,077	$—	$(4,973)	$3,230
2004	5,318	5,336	(242)	(5,286)	5,126
2003	$6,641	$2,721	$(4,269)	$225	$5,318

Note 8:	Balance Sheet Details

	December 31,

	2005	2004

	(In thousands)

Inventories:
Raw materials	$14,392	$13,171
Work-in-process	4,131	4,085
Finished goods	20,029	24,507

	$38,552	$41,763

Property and equipment:
Furniture and fixtures	$7,015	$6,856
Machinery and equipment	57,162	52,148
Leasehold improvements	26,355	26,354

	90,532	85,358
Less: accumulated depreciation and amortization	(73,492)	(65,747)

	$17,040	$19,611

Intangibles and other assets:
Identified intangibles, net of amortization	$1,751	$4,631
Goodwill	4,896	1,780
Other assets	1,462	1,312

	$8,109	$7,723

Accrued liabilities:
Pre-merger tax liability and other taxes	$10,660	$19,827
Accrued excess facilities costs — current	5,219	5,336
Accrued compensation	5,835	13,710
Accrued warranty	6,166	5,429
Capital lease obligations — current	82	84
Other	9,476	7,508

	$37,438	$51,894

Other non-current liabilities
Deferred rent liability	$6,937	$5,967
Deferred revenue	3,419	2,403
Deferred taxes	275	—
Capital lease obligations	72	162

	$10,703	$8,532

Note 9:	Net Income (Loss) Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for 2005 and 2003 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. In 2005, 2004 and 2003,

10,352,996, 8,473,606 and 8,799,037 of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, respectively, because their effect was antidilutive.
Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Year ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss) (numerator)	$(5,731)	$1,574	$(29,433)

Shares calculation (denominator):
Weighted average shares outstanding — basic	73,279	72,015	62,288
Effect of Dilutive Securities:
Potential Common Stock relating to stock options	—	1,028	—

Average shares outstanding — diluted	73,279	73,043	62,288

Net income (loss) per share — basic	$(0.08)	$0.02	$(0.47)

Net income (loss) per share — diluted	$(0.08)	$0.02	$(0.47)

Note 10:	Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006, and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At December 31, 2005, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.25% at December 31, 2005) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of December 31, 2005, $1.3 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2005. The term loan is repayable monthly, including principal and interest at 7.75% per annum on outstanding borrowings as of December 31, 2005 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 16), there were no other outstanding borrowings or commitments under the line of credit facility as of December 31, 2005.

Note 11:	Capital Stock
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
Stock Issuances. During 2005, Harmonic issued 169,112 shares of common stock as part of the consideration for the purchase of all the outstanding shares of BTL. The shares had a value of £1.0 million, or approximately $1.8 million, at the time of issuance. See Note 3 for additional information regarding the acquisition of BTL. During 2003, Harmonic issued 10,350,000 shares of common stock in a public offering, including shares sold upon exercises of over-allotment options, at a price of $7.40 per share. The net proceeds to the Company were approximately $71.4 million, which is net of underwriters’ discounts and commissions of approximately $4.2 million and related legal, accounting, printing and other expenses totaling approximately $0.9 million. The completed stock offering in the fourth quarter of 2003 was part of a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.

Note 12:	Benefit Plans
Stock Option Plans. Harmonic has reserved 12,620,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant.
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

The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
	for Grant	Outstanding	Exercise Price

	(In thousands except exercise price)
Balance at December 31, 2002	2,764	7,304	$16.91
Shares authorized	1,500	—	—
Options granted	(1,495)	1,495	3.61
Options exercised	—	(85)	2.32
Options canceled	635	(635)	13.11
Options expired	—	(132)	42.71

Balance at December 31, 2003	3,404	7,947	14.44
Shares authorized	2,500	—	—
Options granted	(1,583)	1,583	8.66
Options exercised	—	(272)	5.16
Options canceled	282	(282)	14.12
Options expired	—	(36)	31.49

Balance at December 31, 2004	4,603	8,940	13.64
Shares authorized	—	—	—
Options granted	(1,416)	1,416	6.05
Options exercised	—	(476)	6.13
Options canceled	797	(797)	10.54
Options expired	—	(19)	45.90

Balance at December 31, 2005	3,984	9,064	$13.05

The following table summarizes information regarding stock options outstanding at December 31, 2005:

	Stock Options Outstanding		Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding at	Remaining		Exercisable at
	December 31,	Contractual Life	Weighted-Average	December 31,	Weighted Average
Range of Exercise Prices	2005	(Years)	Exercise Price	2005	Exercise Price

	(In thousands, except exercise price and life)
$1.75 - 5.73	1,311	6.9	$3.69	898	$3.60
5.74 - 6.40	1,371	8.7	5.94	262	6.21
6.41 - 8.93	1,458	6.4	8.45	963	8.32
9.00 - 9.29	1,330	5.8	9.17	1,147	9.15
9.37 - 11.50	1,373	5.5	10.44	1,309	10.44
11.53 - 23.57	1,395	4.5	21.56	1,382	21.66
23.75 - 121.68	826	3.7	44.07	826	44.07

	9,064	6.1	$13.05	6,787	$15.23

The weighted-average fair value of options granted was $3.93, $6.42, and $2.74 for 2005, 2004, and 2003, respectively.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares to 3,500,000 shares. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2005, 2004, and 2003, the number of shares of stock issued under the purchase plans were 705,171, 774,683, and 725,086 shares at weighted average prices of $5.05, $2.32, and $2.24, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $1.82, $2.68, and $2.15 for 2005, 2004, and 2003, respectively. At December 31, 2005, 1,295,341 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/ Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. This amount has been increased to $1,000 effective January 1, 2006. Such amounts totaled $0.3 million in 2005, $0.3 million in 2004, and $0.2 million in 2003.

Note 13:	Income Taxes
The provision for (benefit from) income taxes consists of the following:

	December 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	437	589	300
State	—	—	—

	437	589	300
Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

	—	—	—

	$437	$589	$300

Harmonic’s provision for (benefit from) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows:

	December 31,

	2005	2004	2003

	(In thousands)
Provision for (benefit from) income taxes at statutory rate	$(1,853)	$757	$(10,161)
Differential in rates on foreign earnings	(123)	(86)	92
Losses for which no benefit, (benefit) is taken	2,173	(226)	10,306
Non-deductible meals and entertainment	177	144	123
Other	63	—	(60)

Net provision for (benefit from) income taxes	$437	$589	$300

Deferred tax assets (liabilities) comprise the following:

	December 31,

	2005	2004	2003

	(In thousands)
Deferred tax assets:
Reserves and accruals	$30,446	$33,491	$41,219
Net operating loss carryovers	78,687	67,484	64,918
Depreciation and amortization	10,849	3,921	4,445
Research and development credit carryovers	9,482	12,474	12,408
Other	1,275	7,377	8,182

Total deferred tax assets	130,739	124,747	131,172
Valuation allowance	(130,739)	(122,924)	(123,615)

Net deferred tax assets	—	1,823	7,557
Deferred tax liabilities:
Intangibles	(525)	(1,823)	(7,557)

Net deferred tax assets (liabilities)	$(525)	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.8 million, decreased by $0.7 million and increased by $18.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
As of December 31, 2005, the Company had tax net operating loss carryforwards for federal income tax purposes of approximately $193.0 million, which expire beginning in the year 2020. The Company also has state net operating loss carryforwards of approximately $54.0 million, which expire beginning in 2006. As of December 31, 2005, the Company also had federal and state tax R&D credit carryovers of approximately $4.8 million and $7.2 million, respectively, available to offset future taxable income. The federal credits expire beginning 2006, while the state credits will not expire.
As of December 31, 2005, the Company has foreign tax operating loss carryforwards of approximately $23.2 million which have no expiration periods.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.
U.S. income taxes were not provided for on a cumulative total of approximately $9.5 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company intends to reinvest these earnings in operations outside the U.S.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remain outstanding and Harmonic expects final settlement of certain of these obligations to a variety of taxing authorities and LSI Logic during 2006. These amounts have been included in accrued liabilities.

Note 14:	Segment Information
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
The results of the reportable segments are derived directly from Harmonic’s management reporting system. These results reported below are based on Harmonic’s method of internal reporting and are not necessarily presented in conformity with generally accepted accounting principles. Management measured the performance of each segment based on several metrics, including revenue and income or loss from segment operations. These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments. Income (loss) from segment operations excludes intangible amortization expense, corporate expenses, excess facilities charges, eliminations, and interest and other income, net. Corporate expenses and excess facilities charges, include human resources, legal, finance and other corporate departments, and intercompany eliminations. Net income or loss, and assets and liabilities are not internally reported by business segment.
The Company restructured its CS and BAN segments into one consolidated group in the fourth quarter of 2005 and starting on January 1, 2006 will no longer have two operating segments. The restructuring involving merging the manufacturing operations, research and development, and marketing departments into one segment.
Segment Sales and Profit:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net sales:
Convergent Systems (CS)	$172,589	$171,410	$113,207
Broadband Access Networks (BAN)	84,789	76,896	69,069

Total net sales	$257,378	$248,306	$182,276

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Income (loss) from segment operations:
Convergent Systems	$13,345	$26,427	$(4,398)
Broadband Access Networks	768	8,110	1,102

Income (loss) from segment operations	14,113	34,537	(3,296)
Amortization of intangibles	(2,603)	(13,894)	(13,894)
Interest and other income, net	1,750	727	1,412
Facilities adjustments	1,118	—	1,376
Corporate expenses and eliminations	(19,672)	(19,207)	(14,731)

Income (loss) before income taxes	$(5,294)	$2,163	$(29,133)

Geographic Information:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net sales:
United States	$153,264	$143,818	$130,226
International	104,114	104,488	52,050

Total	$257,378	$248,306	$182,276

Property and equipment:
United States	$14,994	$17,730	$21,600
International	2,046	1,881	1,858

Total	$17,040	$19,611	$23,458

Major Customers. To date, a substantial majority of Harmonic’s net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2005, 2004 and 2003, sales to Comcast accounted for 18%, 17% and 32% of net sales, respectively.

Note 15:	Related Party
A director of Harmonic is also a director of Terayon Communications, with whom the Company signed a reseller agreement for certain products during the second quarter of 2002. During 2005 and 2004, the Company purchased approximately $20.4 million and $7.0 million, respectively, in products from Terayon. As of December 31, 2005 and 2004, Harmonic had liabilities to Terayon of approximately $0.7 million and $0.2 million, respectively, for inventory purchases.

Note 16:	Guarantees
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

	2005	2004

Balance as of January 1	$5,429	$4,886
Accrual for warranties	5,506	5,715
Warranty costs incurred	(4,769)	(5,172)

Balance as of December 31	$6,166	$5,429

Standby Letters of Credit. As of December 31, 2005 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.9 million.
Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through December 31, 2005.
Guarantees. As of December 31, 2005, Harmonic had no other guarantees outstanding.

Note 17:	Commitments and Contingencies
Commitments — Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through September 2010. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2006 and 2008. Total lease payments related to these operating leases were $12.0 million, $11.5 million and $10.4 million for 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2005, are as follows (in thousands):

2006	$11,616
2007	12,924
2008	12,658
2009	12,876
2010	9,672
Thereafter	—

$59,746

As of December 31, 2005, $23.7 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 5 “Restructuring, Excess Facilities and Inventory Provisions.”
Commitments — Royalties. Harmonic has licensed certain technologies from various companies and incorporates this technology into its own products and is required to pay royalties usually based on shipment of products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2005, 2004 and 2003 royalty expenses were $1.1 million, $0.7 million and $0.6 million, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers. The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assembly and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company.
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

Note 18:	Legal Proceedings
Between June 28 and August 25, 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its officers and directors (some of whom are no longer with Harmonic) were filed in or removed to the United States District Court (the “District Court”) for the Northern District of California. The actions subsequently were consolidated.
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.
On July 3, 2001, the District Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the District Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the District Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The appeal was heard by a panel of three judges of the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on February 17, 2005.
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that those claims did not allege fraud and therefore were subject to only minimal pleading standards. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, Harmonic’s Chairman and Chief Executive Officer, and affirmed the dismissal of that claim against Harmonic, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions.
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
Based on its review of the surviving claims in the securities class actions, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency, and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
Our chief executive officer and our chief financial officer participated in the evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act ), Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, and have concluded that our disclosure controls and procedures were effective as of this date based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Certain information required by Part III is omitted from this Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2006 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2006 Proxy Statement is incorporated herein by reference.
Item 10. Directors and Executive Officers of Registrant
Information concerning our directors required by this Item will be set forth in the 2006 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.
Information concerning our executive officers required by this Item is included in Part I, Item 1 hereof under the caption, “Executive Officers of Registrant”.
Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Information concerning our audit committee and our audit committee financial expert will be set forth in our 2006 Proxy Statement under the caption “Board Meetings and Committees” and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2006 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2006 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
None.
Item 14. Principal Accounting Fees and Services
The information required for this item will be set forth in the 2006 Proxy Statement in the section titled “Independent Public Accountants” under the captions “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 on page 53 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

(3)	Exhibits. The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 13, 2006.

HARMONIC INC.

By:	/s/ ANTHONY J. LEY

Anthony J. Ley
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY J. LEY (Anthony J. Ley)	Chairman, President & Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ ROBIN N. DICKSON (Robin N. Dickson)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	March 13, 2006

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	March 13, 2006

/s/ LEWIS SOLOMON (Lewis Solomon)	Director	March 13, 2006

/s/ MICHEL L. VAILLAUD (Michel L. Vaillaud)	Director	March 13, 2006

/s/ DAVID VAN VALKENBURG (David Van Valkenburg)	Director	March 13, 2006

EXHIBIT INDEX
The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi) or (xii) are incorporated herein by reference.

Exhibit Number

2	.1(v)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and the Registrant dated October 27, 1999
3	.1(ix)	Certificate of Incorporation of Registrant as amended

3	.3(x)	Amended and Restated Bylaws of Registrant

4	.1(i)	Form of Common Stock Certificate

4	.2(x)	Preferred Stock Rights Agreement dated July 24, 2002 between the Registrant and Mellon Investor Services LLC

4	.3(x)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating in Preferred Stock of Registrant

4	.4(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Registrant and certain holders of Registrant’s Common Stock

10	.1(i)*	Form of Indemnification Agreement

10	.2(i)*	1988 Stock Option Plan and form of Stock Option Agreement

10	.3(i)*	1995 Stock Plan and form of Stock Option Agreement

10	.4(i)*	1995 Employee Stock Purchase Plan and form of Subscription Agreement

10	.5(i)*	1995 Director Option Plan and form of Director Option Agreement

10	.7(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon Valley Bank

10	.8(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Company

10	.9(xii)*	Change of Control Severance Agreement dated February 20, 2004 between Registrant and Anthony J. Ley

10	.10(xii)*	Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant

10	.11(iv)*	1997 Nonstatutory Stock Option Plan

10	.12(vi)*	1999 Nonstatutory Stock Option Plan

10	.13(vii)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California

10	.14(vii)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California

10	.15(vii)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California

10	.16(vii)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California

10	.17(vii)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California

10	.18(ix)	Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001 between Registrant and Silicon Valley Bank

10	.19(ix)	Modification dated December 14, 2001 to the Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001, between Registrant and Silicon Valley Bank

10	.21(xi)	Amendment to Loan Documents, dated September 26, 2003, by and between Silicon Valley Bank and Harmonic Inc.

10	.22(xii)*	2002 Director Option Plan and Form of Stock Option Agreement

10	.23(xii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement

10	.24(viii)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic

Exhibit Number

10	.25(xiv)	First Amendment to Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005

21.1		Subsidiaries of Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.
(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
(iv)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated January 14, 1998.
(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.
(vi)	Previously filed as an Exhibit to the Company’s Amendment to its Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2000.
(vii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.
(viii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(ix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.
(x)	Previously filed as an Exhibit to the Company Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.
(xi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2003.
(xiii)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 21, 2004.
(xiv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.