Form 10-K/A
period 2005-12-31
HARMONIC INC
filed 2006-04-26
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 74,163,348 on April 17, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART III
Item 10. Directors and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE
Harmonic Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K for the sole purpose of timely providing certain information required by Part III of Form 10-K. No other changes are being made to the Company’s Annual Report on Form 10-K filed March 14, 2006.
PART III
Item 10. Directors and Executive Officers of Registrant
(a)	Executive Officers – See the section entitled “Executive Officers” in Part I, Item 1 of the Company’s Annual Report on Form 10-K, filed on March 14, 2006.

(b)	Directors – The names of the directors and certain information about each of them are set forth below.

Name	Age	Principal Occupation

Anthony J. Ley	67	Chairman, President and CEO, Harmonic Inc.
E. Floyd Kvamme	68	Partner Emeritus, Kleiner Perkins Caufield & Byers
William F. Reddersen	58	Retired, former Executive Vice President, BellSouth
Lewis Solomon	72	Chairman, G&L Investments
Michel L. Vaillaud	74	Retired, former Chairman and CEO, Schlumberger Limited
David R. Van Valkenburg	64	Chairman, Balfour Associates, Inc.
Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.
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
E. Floyd Kvamme has been a director of the Company since 1990. Since 1984, Mr. Kvamme has been a general partner and now serves as a partner emeritus of Kleiner Perkins Caufield & Byers, a venture capital firm. Mr. Kvamme is also a director of National Semiconductor Corporation and Power Integrations, Inc., as well as several private companies. Mr. Kvamme holds a B.S.E.E. from the University of California, Berkeley and an M.S.E. from Syracuse University.
William F. Reddersen has been a director of the Company since July 2002. Now retired, Mr. Reddersen spent 31 years at BellSouth and AT&T. From 1998 to 2000, Mr. Reddersen was Executive Vice President of Corporate Strategy at BellSouth, and from 1991 to 1998, he was responsible for BellSouth’s broadband strategy and business market operations. Mr. Reddersen serves as a director of several private companies. He holds a B.S. in Mathematics from the University of Maryland and an M.S. in Management from the Massachusetts Institute of Technology, where he was a Sloan fellow.

Lewis Solomon has been a director of the Company since January 2002. He is Co-Founder and Chairman of G&L Investments, a consulting firm specializing in technology. Mr. Solomon also co-founded and was Chief Executive Officer of Broadband Services, Inc. (BSI), an outsource provider of supply chain management, network planning, and fulfillment services from 1999 to 2004. From 1983 to 1988, he served as the Executive Vice President of Alan Patricof Associates, a global venture capital firm. Mr. Solomon also spent 14 years at General Instrument Corporation, ultimately as Senior Vice President and Assistant to the Chief Executive Officer. Mr. Solomon is a director of Anadigics Inc., Artesyn Technologies Inc, Terayon Communications and several private companies.
Michel L. Vaillaud has been a director of the Company since March 1997. Now retired, from 1973 to 1986 Mr. Vaillaud was with Schlumberger Limited, most recently as Chairman and Chief Executive Officer. He is a graduate of Ecole Polytechnique in Paris and Ecole Nationale Superieure des Mines in Paris. He is an Honorary Trustee of the Institute of Advanced Studies in Princeton, New Jersey.
David R. Van Valkenburg has been a director of the Company since October 2001. Mr. Van Valkenburg currently serves as Chairman of Balfour Associates, Inc., a firm providing counsel to chief executive officers, boards of directors and private equity funds and Chairman and President of privately-held Zero Point Corporation, a computer network engineering company. From 1995 to 2000, he was Executive Vice President of MediaOne Group, Inc. While at MediaOne Group, Mr. Van Valkenburg was seconded to Telewest Communications where he served as Chief Executive Officer and Chief Operating Officer from 1997 to 1999. He has also held the position of President at both Multivision Cable TV Corporation and Cox Cable Communications Inc. Mr. Van Valkenburg serves on the board of Moscow Cablecom Corporation, and several private companies. He holds a B.A. degree from Malone College, an M.S. degree from the University of Kansas, and an M.B.A. from Harvard University.
Audit Committee
The Audit Committee currently consists of Messrs. Kvamme, Reddersen and Vaillaud, each of whom is independent under Rule 10A-3 of the Securities Exchange Act of 1934 and under applicable Nasdaq listing standards. The Audit Committee of the Board of Directors of Harmonic serves as the representative of the Board of Directors for general oversight of the quality and integrity of Harmonic’s financial accounting and reporting process, system of internal control, audit process, and process for monitoring the compliance with related laws and regulations. The Audit Committee engages the Company’s independent registered public accounting firm and approves the scope of both audit and non-audit services. Harmonic’s management has primary responsibility for preparing financial statements and the financial reporting process. The Audit Committee held ten meetings during 2005.
The Company’s Board of Directors has determined that Mr. Kvamme is an “audit committee financial expert” as defined by the current rules of the Securities and Exchange Commission. The Board of Directors believes that Mr. Kvamme’s experience as general partner of a major venture capital firm since 1984 qualifies him as a “audit committee financial expert” because he has acquired relevant expertise and experience from the analysis and evaluation of financial statements of both public and private companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, with respect to 2005, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except in one instance. Dr. Yaron Simler, a former executive officer of the Company, sold 1,000 shares in February 2005 and subsequently filed a Form 4 report two days late.

Code of Ethics
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
Item 11. Executive Compensation
The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and each of the executive officers of the Company (collectively, the “Named Executive Officers”) for services rendered in all capacities to the Company during the fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005.
Summary Compensation Table

	Annual Compensation
				Long Term
				Compensation
				Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options

Anthony J. Ley	2005	$500,000	$—	80,000
Chairman of the Board of Directors,	2004	467,308	525,366	200,000
President & Chief Executive Officer	2003	450,000	30,938	80,000

Robin N. Dickson	2005	$330,000	$—	50,000
Chief Financial Officer	2004	311,538	262,683	40,000
	2003	300,000	20,625	50,000

Patrick Harshman	2005	$275,000	$—	50,000
Executive Vice President	2004	259,615	158,416	50,000
	2003	250,000	—	50,000

Israel Levi	2005	$275,000	$—	40,000
Senior Vice President,	2004	270,000	227,659	40,000
Operations & Quality	2003	260,000	17,876	55,000

1.	The annual base salary of Dr. Harshman was increased on January 1, 2006 to $325,000 following his promotion to Executive Vice President and his assumption of broader responsibilities.

2.	Other than compensation described above, the Company did not pay any Named Executive Officer any compensation, including incidental personal benefits, in excess of 10% of such executive officers’ salary or $50,000.

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at
					Assumed Annual Rates of Stock
					Price Appreciation for Option
					Term(2)
	Number of	Percent of
	Securities	Total Option
	Underlying	Granted to
	Options	Employees in	Exercise Price	Expiration
Name	Granted(1)	Fiscal Year	($/share)	Date	5%	10%

Anthony J. Ley	80,000	5.9%	$5.86	5/3/2015	294,826	747,146
Robin N. Dickson	50,000	3.7%	5.86	5/3/2015	184,266	466,967
Patrick Harshman	50,000	3.7%	5.86	5/3/2015	184,266	466,967
Israel Levi	40,000	2.9%	5.86	5/3/2015	147,413	373,573

1.	The options were granted pursuant to the Company’s 1995 Stock Plan, and become exercisable in accordance with the following vesting schedule: 1/4 of the shares subject to the option vest one year after the date of grant and an additional 1/48 of the shares subject to the option vest at the end of each month thereafter, contingent on the Named Executive Officer’s continued service as an employee. The term of each option is ten years.

2.	Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are one of the realizable value calculation methods prescribed by the rules of the SEC and do not represent the Company’s estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises will depend on the future financial performance of the Company, overall market conditions and the option holders’ continued employment through the vesting period.
The following table provides information with respect to the exercise of stock options during 2005 and the value of stock options held as of December 31, 2005 by each of the Named Executive Officers.
Aggregate Option Exercises in Last Fiscal Year and Year-End Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options at 12/31/05		Money Options at 12/31/05(2)
	Shares
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony J. Ley	90,000	$431,999	592,498	207,502	$81,083	$30,117
Robin N. Dickson	22,972	113,404	237,880	85,148	32,646	18,823
Patrick Harshman	10,000	5,511	210,478	90,522	50,677	18,823
Israel Levi	—	—	224,644	76,356	37,675	20,705

1.	Value realized represents the difference between the exercise price of the options and the fair market value of the underlying securities on the date of exercise.

2.	Calculated by determining the difference between the fair market value of the Company’s common stock as of December 31, 2005 and the exercise price of the underlying options.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of the Record Date by (i) each beneficial owner of more than 5% of the common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total

Barclay’s Global Investors, NA (1) 45 Fremont Street San Francisco, CA 94015	3,720,553	5.0%
Anthony J. Ley(2)	936,042	1.3%
E. Floyd Kvamme(3)	528,684	0.7%
William F. Reddersen(4)	60,000	0.1%
Lewis Solomon(5)	64,000	0.1%
Michel L. Vaillaud(6)	100,000	0.1%
David R. Van Valkenburg(7)	74,000	0.1%
Robin N. Dickson(8)	339,311	0.5%
Patrick Harshman(9)	235,372	0.3%
Israel Levi(10)	246,051	0.3%
All directors and executive officers as a group (9 persons)(11)	2,583,460	3.4%

1.	Based solely on a review of Schedule 13D, 13F and 13G filings with the Securities and Exchange Commission.

2.	Includes 594,998 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

3.	Includes 60,000 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

4.	Includes 60,000 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

5.	Includes 64,000 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

6.	Includes 80,000 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

7.	Includes 64,000 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

8.	Includes 261,568 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

9.	Includes 235,372 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

10.	Includes 245,997 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.

11.	Includes 1,665,935 shares which may be acquired upon exercise of options exercisable within 60 days of April 17, 2006.
Employment Agreements
The Company has entered into change-of-control severance agreements with each of Mr. Ley, Mr. Dickson, Dr. Harshman and Mr. Levi. Under the terms of the respective Named Executive Officer’s agreement, in the event of termination within eighteen months of a change-in-control of the Company, Mr. Ley will receive a lump-sum payment of twice his annual salary, bonus and benefits, and Mr. Dickson, Dr. Harshman and Mr. Levi will each receive a lump-sum payment of one year’s salary, bonus and benefits. These agreements also provide for the acceleration of unvested stock options held by a Named Executive Officer in the event of such Named Executive Officer’s termination, subject to certain limitations.
Equity Compensation Plan Information

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(2)	warrants and rights(3)	reflected in column(a))

Equity plans approved by security holders(1)(4)	8,520,896	$11.18	5,279,113

1.	The Company has no equity compensation plans which are not approved by shareholders.

2.	This column does not reflect options assumed in acquisitions where the plans governing the options will not be used for future awards.

3.	This column does not reflect the price of shares underlying the assumed options referred to in footnote (2) of this table.

4.	This row includes the 1995 Stock Plan, the 1995 and 2002 Director Option Plans and the 2002 Employee Stock Purchase Plan. Only the 1995 Stock Plan, the 2002 Director Option Plan and the 2002 Employee Stock Purchase Plan have shares remaining available for issuance.
Item 13. Certain Relationships and Related Transactions
Except for the compensation agreements and other arrangements that are described under “Change of Control and Severance Agreements,” there was not during fiscal year 2005, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds

$60,000 and in which any director, executive officer, 5% stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
Item 14. Principal Accounting Fees and Services
Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were:

($ Thousands)	2005	2004
Audit	$1,966	$1,949
Audit Related	477	138
Tax Fees	129	193
All Other	5	2

Total	$2,577	$2,282

Audit Fees
The audit fees for the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, issuance of comfort letters, consents, and assistance with the review of documents filed with the SEC.
Audit Related Fees
The audit related fees for the years ended December 31, 2005 and 2004 were for due diligence assignments and consultations concerning financial accounting and reporting standards.
Tax Fees
The tax compliance fees for the years ended December 31, 2005 and 2004 were for services related to the preparation of tax returns, discussions with tax authorities, claims for tax refunds and the establishment of foreign entities, and for tax planning and tax advice, including consulting services related to indirect taxes and assistance with tax audits and appeals.
All Other Fees
All other fees for the years ended December 31, 2005 and 2004 were for license fees for various technical accounting reference software.
Our Audit Committee pre-approves all audit and non-audit services.
The Audit Committee has considered whether the services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP and has concluded that the independence of PricewaterhouseCoopers LLP is maintained and is not compromised by the non-audit services provided.
The Audit Committee has engaged PricewaterhouseCoopers LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on April 26, 2006.

HARMONIC INC.
By:	/s/ ANTHONY J. LEY
Anthony J. Ley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY J. LEY	Chairman, President & Chief	April 26, 2006

(Anthony J. Ley)	Executive Officer
(Principal Executive Officer)

/s/ ROBIN N. DICKSON	Chief Financial Officer	April 26, 2006

(Robin N. Dickson)	(Principal Financial and Accounting
Officer)

/s/ E. FLOYD KVAMME	Director	April 26, 2006

(E. Floyd Kvamme)

/s/ WILLIAM REDDERSEN	Director	April 26, 2006

(William Reddersen)

/s/ LEWIS SOLOMON	Director	April 26, 2006

(Lewis Solomon)

/s/ MICHEL L. VAILLAUD	Director	April 26, 2006

(Michel L. Vaillaud)

/s/ DAVID R. VAN VALKENBURG	Director	April 26, 2006

(David Van Valkenburg)

EXHIBIT INDEX
The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi) or (xii) are incorporated herein by reference.

Exhibit Number
2.1(v)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and the Registrant dated October27, 1999
3.1(ix)	Certificate of Incorporation of Registrant as amended
3.3(x)	Amended and Restated Bylaws of Registrant
4.1(i)	Form of Common Stock Certificate
4.2(x)	Preferred Stock Rights Agreement dated July 24, 2002 between the Registrant and Mellon Investor Services LLC
4.3(x)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating in Preferred Stock of Registrant
4.4(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Registrant and certain holders of Registrant’s Common Stock
10.1(i)*	Form of Indemnification Agreement
10.2(i)*	1988 Stock Option Plan and form of Stock Option Agreement
10.3(i)*	1995 Stock Plan and form of Stock Option Agreement
10.4(i)*	1995 Employee Stock Purchase Plan and form of Subscription Agreement
10.5(i)*	1995 Director Option Plan and form of Director Option Agreement
10.7(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon Valley Bank
10.8(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Company
10.9(xii)*	Change of Control Severance Agreement dated February 20, 2004 between Registrant and Anthony J. Ley
10.10(xii)*	Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant
10.11(iv)*	1997 Nonstatutory Stock Option Plan
10.12(vi)*	1999 Nonstatutory Stock Option Plan
10.13(vii)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California
10.14(vii)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California
10.15(vii)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California
10.16(vii)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California
10.17(vii)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California
10.18(ix)	Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001 between Registrant and Silicon Valley Bank
10.19(ix)	Modification dated December 14, 2001 to the Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001, between Registrant and Silicon Valley Bank
10.21(xi)	Amendment to Loan Documents, dated September 26, 2003, by and between Silicon Valley Bank and Harmonic Inc.
10.22(xii)*	2002 Director Option Plan and Form of Stock Option Agreement
10.23(xii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement
10.24(viii)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic
10.25(xiv)	First Amendment to Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005
21.1(xv)	Subsidiaries of Registrant
23.1(xv)	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-

Exhibit Number
Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(iv)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated January 14, 1998.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.

(vi)	Previously filed as an Exhibit to the Company’s Amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2000.

(vii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.

(viii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(ix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(x)	Previously filed as an Exhibit to the Company Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

(xi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2003.

(xiii)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 21, 2004.

(xiv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.

(xv)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2005.