Form 10-Q
period 2006-03-31
HARMONIC INC
filed 2006-05-10
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

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
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 74,168,674 on April 28, 2006.

HARMONIC INC.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$41,123	$37,818
Short-term investments	67,435	73,010
Accounts receivable, net of allowances of $3,153 and $3,230	43,329	43,433
Inventories	31,208	38,552
Prepaid expenses and other current assets	8,220	8,335

Total current assets	191,315	201,148
Property and equipment, net	16,463	17,040
Intangibles and other assets	7,384	8,109

Total assets	$215,162	$226,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$751	$812
Accounts payable	16,445	19,378
Income taxes payable	6,586	6,480
Deferred revenue	17,241	19,687
Accrued liabilities	34,407	37,438

Total current liabilities	75,430	83,795
Long-term debt, less current portion	301	460
Accrued excess facilities costs, long-term	17,717	18,357
Other non-current liabilities	10,064	10,703

Total liabilities	103,512	113,315

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 74,150 and 73,636 shares issued and outstanding	74	74
Capital in excess of par value	2,051,834	2,048,090
Accumulated deficit	(1,939,863)	(1,934,715)
Accumulated other comprehensive loss	(395)	(467)

Total stockholders’ equity	111,650	112,982

Total liabilities and stockholders’ equity	$215,162	$226,297

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2006	April 1, 2005

Net sales	$56,221	$72,915
Cost of sales	36,341	45,868

Gross profit	19,880	27,047

Operating expenses:
Research and development	9,948	9,459
Selling, general and administrative	15,713	15,325
Amortization of intangibles	91	958

Total operating expenses	25,752	25,742

Income (loss) from operations	(5,872)	1,305

Interest income, net	992	522
Other income (expense), net	(92)	(49)

Income (loss) before income taxes	(4,972)	1,778

Provision for income taxes	175	72

Net income (loss)	$(5,147)	$1,706

Net income (loss) per share:
Basic	$(0.07)	$0.02

Diluted	$(0.07)	$0.02

Weighted average shares:
Basic	74,102	72,839

Diluted	74,102	74,375

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2006	April 1, 2005

Cash flows from operating activities:
Net income (loss)	$(5,147)	$1,706
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	250	1,730
Depreciation	2,170	2,080
Stock-based compensation	1,627	5
Loss on disposal of fixed assets	—	89
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(186)	9,148
Inventories	7,324	(171)
Prepaid expenses and other assets	183	2,419
Accounts payable	(2,933)	1,109
Deferred revenue	(3,144)	8,106
Income taxes payable	77	(566)
Accrued excess facilities costs	(1,193)	(1,147)
Accrued and other liabilities	(1,575)	(16,605)

Net cash provided by (used in) operating activities	(2,547)	7,903

Cash flows provided by (used in) investing activities:
Purchases of investments	(18,609)	(19,787)
Proceeds from sales of investments	24,259	20,747
Acquisition of property and equipment	(1,593)	(1,815)
Acquisition of BTL, net of cash received	—	(5,955)

Net cash provided by (used in) investing activities	4,057	(6,810)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,073	4,243
Repayments under bank line and term loan	(220)	(386)
Repayments of capital lease obligations	(20)	(32)

Net cash provided by financing activities	1,833	3,825

Effect of exchange rate changes on cash and cash equivalents	(38)	140

Net increase in cash and cash equivalents	3,305	5,058
Cash and cash equivalents at beginning of period	37,818	26,603

Cash and cash equivalents at end of period	$41,123	$31,661

Supplemental disclosure of cash flow information:
Income tax payments, net	$103	$51
Interest paid during the period	$36	$127
Non-cash investing and financing activities:
Issuance of restricted common stock from BTL acquisition	$—	$1,831
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K and Form 10-K/A, which were filed with the Securities and Exchange Commission on March 14, 2006 and April 26, 2006, respectively. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2006, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
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
Note 2: Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board, “FASB,” issued Statement of Financial Accounting Standard, “SFAS”, No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s financial condition or results of operations.
In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting change made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have an impact on our results of operations or financial condition.
Note 3: Stock-based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).
The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.6 million which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended April 1, 2005.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.
As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
The fair value of share-based payment awards is estimated at grant date using a Black-Scholes-Merton option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Harmonic currently does not expect to receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under its ESPP plan. Harmonic currently provides a valuation allowance for most of its deferred tax assets, and a valuation allowance has also been provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).
Note 4: BTL Acquisition
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
The residual purchase price of $3.7 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of BTL is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.
Supplemental pro forma information is not provided because the acquisition of BTL was not material to the Company’s financial statements for all periods presented.
Note 5: Cash, Cash Equivalents and Investments
At March 31, 2006 and December 31, 2005, cash, cash equivalents and short-term investments are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005

Cash and cash equivalents	$41,123	$37,818

Short-term investments:
Less than one year	61,696	56,605
Due in 1-2 years	5,739	16,405

Total short-term investments	67,435	73,010

Total cash, cash equivalents and short-term investments	$108,558	$110,828

The following is a summary of available-for-sale securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2006
U.S. government debt securities	$28,131	$—	$(152)	$27,979
Corporate debt securities	30,531	—	(125)	30,406
Other debt securities	9,050	—	—	9,050

Total	$67,712	$—	$(277)	$67,435

December 31, 2005
U.S. government debt securities	$20,264	$—	$(146)	$20,118
Corporate debt securities	46,873	3	(209)	46,667
Other debt securities	6,225	—	—	6,225

Total	$73,362	$3	$(355)	$73,010

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
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government debt securities	$11,399	$(74)	$16,564	$(78)	$27,963	$(152)
Corporate debt securities	13,758	(74)	15,969	(51)	29,727	(125)

Total	$25,157	$(148)	$32,533	$(129)	$57,690	$(277)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 6: Inventories

	March 31,	December 31,
(In thousands)	2006	2005

Raw materials	$12,687	$14,392
Work-in-process	1,955	4,131
Finished goods	16,566	20,029

	$31,208	$38,552

Note 7: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
	Gross					Net
	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Carrying
	Amount *	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$29,684	$(28,478)	$1,206	$29,663	$(28,315)	$1,348
Customer base	31,904	(31,904)	—	31,904	(31,904)	—
Trademark and tradename	4,194	(4,194)	—	4,190	(4,142)	48
Supply agreement	3,469	(3,151)	318	3,464	(3,109)	355

Subtotal of identified intangibles	69,251	(67,727)	1,524	69,221	(67,470)	1,751
Goodwill	4,399	—	4,399	4,896	—	4,896

Total goodwill and other intangibles	$73,650	$(67,727)	$5,923	$74,117	$(67,470)	$6,647

*	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.2 and $0.3 million for intangible assets and approximately $0.3 and $0.3 million for goodwill as of March 31, 2006 and December 31, 2005, respectively.
The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.5 million and $2.7 million, respectively, during 2005. In addition, intangible assets decreased by $3.0 million in 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.
The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

Goodwill
Balance as of January 1, 2006	$4,896
Deferred taxes related to BTL acquisition	(531)
Foreign currency translation adjustments	34

Balance as of March 31, 2006	$4,399

For the three months ended March 31, 2006, the Company recorded a total of $0.3 million of amortization expense for identified intangibles, of which $0.2 million was included in cost of sales. For the three months ended April 1, 2005, the Company recorded a total of $1.7 million of amortization expense for identified intangibles, of which $0.8 million was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives for the next three years is as follows (in thousands):

Years Ending December 31,	Amounts
2006 (remaining 9 months)	$607
2007	786
2008	131

Total	$1,524

Note 8: Restructuring and Excess Facilities
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
As of March 31, 2006, accrued excess facilities cost totaled $22.4 million of which $4.7 million was included in current accrued liabilities and $17.7 million in other non-current liabilities. The Company incurred cash outlays of $1.2 million during the first three months of 2006 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $3.6 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2006 and to pay the remaining $18.8 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.
During the fourth quarter of 2005, in response to the consolidation of the Company’s two operating segments into a single segment as of January 1, 2006, the Company implemented workforce reductions of approximately 40 full-time employees across all functions and primarily in our U.S. operations and recorded severance and other costs of approximately $1.1 million. We expect to utilize the remaining accrual by the end of the third quarter of 2006.
The following table summarizes restructuring activities (in thousands):

	Workforce
	Reduction	Excess Facilities	Total

Balance at December 31, 2005	$635	$23,576	$24,211
Provisions(recoveries)	—	—	—
Cash payments, net of sublease income	(577)	(1,194)	(1,771)

Balance at March 31, 2006	$58	$22,382	$22,440

Note 9: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006, and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At March 31, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the Company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.75% at March 31, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of March 31, 2006, $1.1 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2005 or 2006. The term loan is repayable monthly, including principal and interest at 8.25% per annum on outstanding borrowings as of March 31, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 15), there were no other outstanding borrowings or commitments under the line of credit facility as of March 31, 2006.
Note 10: Benefit Plans
Stock Option Plans. Harmonic has reserved 12,620,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years.
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
The following table summarizes activities under the Plans:

	Shares Available for	Stock Options	Weighted Average
	Grant	Outstanding	Exercise Price

	(In thousands except exercise price)
Balance at December 31, 2005	3,984	9,064	$13.05
Options granted	(1,443)	1,443	5.86
Options exercised	—	(102)	3.47
Options forfeited	708	(708)	12.28
Options expired	—	(44)	34.50

Balance at March 31, 2006	3,249	9,653	$12.04

The weighted-average fair value of options granted for the three months ended March 31, 2006 was $3.76.
We received $353,000 from the exercise of stock options during the three months ended March 31, 2006. No income tax benefits have been realized from exercised stock options due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.
The following table summarizes information regarding stock options outstanding at March 31, 2006:

	Stock Options Outstanding		Stock Options Exercisable
		Weighted-Average
	Number	Remaining		Number
Range of Exercise	Outstanding	Contractual Life	Weighted-Average	Exercisable at	Weighted Average
Prices	at March 31, 2006	(Years)	Exercise Price	March 31, 2006	Exercise Price
	(In thousands, except exercise price and life)
$ 1.75 – 5.82	1,219	6.8	$3.80	862	$3.64
5.84 – 5.87	2,391	7.8	5.87	1	5.85
5.88 – 8.93	1,582	6.4	8.11	1,151	7.97
9.00 – 9.29	1,232	5.7	9.17	1,071	9.15
9.37 – 11.50	1,271	5.2	10.45	1,240	10.44
11.53 – 23.57	1,170	4.2	21.93	1,161	22.01
23.75 – 121.68	787	3.4	43.86	787	43.86

	9,652	6.0	$12.04	6,273	$15.16

Aggregate pre-tax intrinsic value of options outstanding and exercisable at March 31, 2006 was $4.4 million and $2.4 million, respectively. Aggregate pre-tax intrinsic value represents the difference between our closing stock price on the last trading day of the fiscal period, which was $6.37 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding or exercisable. Total pre-tax intrinsic value of options exercised was $0.1 million for the three month period March 31, 2006.

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares to 3,500,000 shares. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first three months of 2006 and the years 2005 and 2004, the number of shares of stock issued under the purchase plans were 411,324, 705,171 and 774,683 shares at weighted average prices of $4.18, $5.05 and $2.32, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $1.70, $1.82 and $2.68 for the first three months of 2006 and the years 2005 and 2004, respectively. At March 31, 2005, 884,017 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. This amount has been increased to $1,000 effective January 1, 2006. Such amounts totaled $0.1 million in the first three months of 2006.
Stock-based Compensation
The following table summarizes the impact of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 :

Three Months Ended
(In thousands)	March 31, 2006
Employee stock-based compensation in:
Cost of sales	$274

Research and development expense	522
Sales, general and administrative expense	830

Total employee stock-based compensation in operating expense	1,352

Total employee stock-based compensation expense	1,626
Amount capitalized in inventory	42

Total other stock-based compensation expense	1

Total stock-based compensation	$1,669

Other stock-based compensation represents charges related to non-employee stock options. No income tax benefit has been recognized relating to stock-based compensation expense during the three months ended March 31, 2006.
The table below reflects net income (loss) and net income (loss) per share for the three months ended March 31, 2006, compared with pro forma information for the three months ended April 1, 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2006	April 1, 2005
		(pro forma)
Net income (loss), before stock-based compensation for employees, prior period	N/A	$1,706
Less: Stock-based compensation expense previously determined under fair value based method, net of related tax effects	$(1,626)	(2,182)

Net loss, after effect of stock-based compensation for employees	$(5,147)	$(476)

Net income (loss) per share:
Basic – as reported for prior period	N/A	$0.02

Basic – after effect of stock-based compensation for employees	$(0.07)	$(0.01)

Diluted – as reported for prior period	N/A	$0.02

Diluted – after effect of stock-based compensation for employees	$(0.07)	$(0.01)

As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $8.0 million which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	2006	2005	2006	2005

Expected life (years)	4.7	3.6	0.8	0.8
Volatility	77%	96%	69%	69%
Risk-free interest rate	4.5%	3.8%	3.7%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected term for employee stock options and the ESPP represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term using the simplified method included in SAB 107. As alternative sources of data become available in order to determine the expected term we will incorporate these data into our assumption.
We use the historical volatility over the expected term of the options and the ESPP offering period to estimate the expected volatility. We believe that the historical volatility, at this time, represents fairly the future volatility of its common stock. We will continue to monitor relevant information to measure expected volatility for future option grants and ESPP offering periods.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.
Note 11: Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income/(loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2006 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three months ended March 31, 2006 and April 1, 2005, 10.5 million and 3.9 million, respectively, of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, because their effect was antidilutive.
Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended
	March 31, 2006	April 1, 2005

Net income (loss) (numerator)	$(5,147)	$1,706

Shares calculation (denominator):
Weighted average shares outstanding — basic	74,102	72,839
Effect of Dilutive Securities:
Potential Common Stock relating to stock options	—	1,536

Average shares outstanding — diluted	74,102	74,375

Net income (loss) per share — basic	$(0.07)	$0.02

Net income (loss) per share — diluted	$(0.07)	$0.02

Note 12: Comprehensive Income/(Loss)
The Company’s total comprehensive income/(loss) was as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005

Net income/(loss)	$(5,147)	$1,706
Change in unrealized gain/(loss) on investments, net	(46)	(94)
Foreign currency translation	(25)	19

Total comprehensive income/(loss)	$(5,218)	$1,631

Note 13: Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. Previously, the Company was organized into two operating segments: BAN, for fiber optic systems, and CS, for digital headend systems. Each segment had its own management team directing its product development, marketing strategies and its customer service requirements. A separate sales force generally supported both segments with appropriate product and market specialization as required.
The Company restructured its CS and BAN segments into one consolidated group in the fourth quarter of 2005 and effective as of January 1, 2006 no longer has two operating segments. The restructuring involved merging the manufacturing operations, research and development, and marketing departments into one segment.
Geographic Information (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005

Net sales:
United States	$25,653	$46,374
International	30,568	26,541

Total	$56,221	$72,915

Note 14: Related Party
A director of Harmonic is also a director of Terayon Communications, from which the Company purchases products for resale. Product purchases from Terayon were approximately $0.6 million and $8.8 million, for the three months ended March 31, 2006 and April 1, 2005, respectively. As of March 31, 2006 and December 31, 2005, Harmonic had liabilities to Terayon of approximately $0.5 million and $0.7 million, respectively, for inventory purchases.

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

	Three Months Ended
	March 31, 2006	April 1, 2005

Balance at beginning of the period	$6,166	$5,429
Accrual for warranties	1,042	1,400
Warranty costs incurred	(1,150)	(1,242)
BTL acquisition	—	21

Balance at end of the period	$6,058	$5,608

Standby Letters of Credit. As of March 31, 2006 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.8 million.
Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through March 31, 2006.
Guarantees. As of March 31, 2006, Harmonic had no other guarantees outstanding.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On April 19, 2006, the District Court issued an order setting forth the schedule for filing and responding to the Third Amended Complaint. Under that schedule, plaintiffs will file their Third Amended Complaint by May 17, 2006, and defendants will respond by June 15, 2006.
A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action or (2) either party provides written notice of termination of the tolling period, whichever is first. Defendants have notified plaintiff of the Ninth Circuit’s mandate.
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the issuance of the Ninth Circuit’s mandate the Harmonic and C-Cube defendants filed demurrers to this derivative complaint on May 9, 2006.
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
Item 2. Management’ s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations of continued customer concentration; our expectations regarding future sales for a major telecommunications operator; our expectations that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectations regarding our capital expenditures during the remainder of 2006; our expectations regarding the amount of amortization expense we will incur during the remainder of 2006; our expectation that near-term changes in foreign exchange rates will not have a material impact on our operating results, financial position and liquidity; our belief that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
Overview
Harmonic designs, manufactures and sells products for video processing, and edge and access products. In addition, we provide network management software and have recently introduced new application software products. Harmonic also provides technical support services to its customers worldwide. Our video processing products provide broadband operators with the ability to accept a variety of signals from different sources, in different protocols, and to organize, manage and distribute this content to maximize use of the available bandwidth. Our edge products enable operators to deliver customized broadcast or narrowcast on-demand services to their subscribers, and our access products, which consist mainly of optical transmission products, node platforms and return path products, allow operators to deliver video, data and voice services over their physical networks.
These products and services enable network operators to provide a range of interactive and advanced digital services that include digital video, video-on-demand (VOD), high-definition television (HDTV), high-speed Internet access and telephony. They enable our customers to process video for distribution over cable, satellite, telephone and wireless networks. We also provide fiber optic transmission systems to cable television operators and to certain telephone companies that offer video services to their customers.
The sequential increases in net sales in 2005 and 2004 that Harmonic experienced reflected an improved industry capital spending environment worldwide which favorably impacted us. We believe that this improvement in the industry capital spending environment is, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and in part the result of the entry of telephone companies into the business of delivering video services to their subscribers. We also believe that the improvement is due to more favorable conditions in industry capital markets and the completion or resolution of certain major business combinations, financial restructurings and regulatory issues.
In the first quarter of 2006, Harmonic’s net sales decreased 12% on a sequential basis compared to the fourth quarter of 2005 and by 23% compared to the first quarter of 2005. We believe that the sequential decrease from the fourth quarter of 2005 reflects the seasonal nature of the cable business in the U.S. and lower revenue from Verizon. The Company does not expect to have significant revenue from Verizon after the second quarter of 2006. The decrease in net sales in the first quarter of 2006 compared to the first quarter of 2005 was due to the significant amount of third party products sold to our end customers in the first quarter of 2005. Our quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004.
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
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2006, sales to Comcast accounted for 11% of net sales. In the first quarter of 2005, sales to Comcast and Charter Communications accounted for 35% and 10% of net sales, respectively.
Sales to customers outside of the U.S. in the first quarter of 2006 and the full year of 2005 represented 54% and 40% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 9% and 7% of net sales in the first quarter of 2006 and the full year of 2005, respectively. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
In the fourth quarter of 2005, Harmonic announced a restructuring that combined our product development, marketing and manufacturing operations and resulted in the BAN and CS operating segments being combined into a single segment, effective January 1, 2006. In connection with this restructuring, Harmonic reduced its workforce by approximately 40 employees and recorded an expense of $1.1 million for severance costs related to the restructuring.
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
On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Ltd., a private UK company, for a total purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. Broadcast Technology Ltd. develops, manufactures and distributes professional video/ audio receivers and decoders and had 42 employees at the time of the acquisition.
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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2006 and notes to condensed consolidated financial statements as of and for the three month period ended March 31, 2006, included herein. Our most critical accounting policies have not changed since December 31, 2005 and include the following:
▪	Revenue recognition;

▪	Allowances for doubtful accounts, returns and discounts;

▪	Valuation of inventories;

▪	Impairment of long-lived assets;

▪	Restructuring costs and accruals for excess facilities;

▪	Assessment of the probability of the outcome of current litigation; and

▪	Accounting for income taxes.

▪	Stock-based compensation
Our accounting policy for stock-based compensation for employee stock-based awards was recently modified due to the adoption of SFAS 123(R) and is described below.
Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).
The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.6 million which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended April 1, 2005.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.
As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
The fair value of share-based payment awards is estimated at grant date using a Black-Scholes-Merton option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
Harmonic currently does not expect to receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under its ESPP plan. Harmonic currently provides a valuation allowance for most of its deferred tax assets, and a valuation allowance has also been provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).
Also see Note 10 to the Condensed Consolidated Financial Statements on Stock-Based Compensation.
Results of Operations
Harmonic’s historical consolidated statements of operations data for the first quarter of 2006 and 2005 as a percentage of net sales, are as follows:

	Three Months Ended
	March 31,	April 1,
	2006	2005
Net sales	100%	100%
Cost of sales	65	63

Gross profit	35	37
Operating expenses:
Research and development	18	13
Selling, general and administrative	28	21
Amortization of intangibles	—	1

Total operating expenses	46	35
Income (loss) from operations	(11)	2
Interest and other income (expense), net	2	—

Income (loss) before income taxes	(9)	2
Provision for (benefit from) income taxes	—	—

Net income (loss)	(9)%	2%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the first quarter of 2006 compared with the corresponding period in 2005 is presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated net sales in the first quarter of 2006 compared with the corresponding period in 2006 (in thousands, except percentages).

	Three Months Ended
Product Sales Data:	March 31, 2006	April 1, 2005
Video Processing	$19,685	$43,731
Edge and Access	28,452	21,240
Software, Support and Other	8,084	7,944

Net sales	$56,221	$72,915

Video Processing decrease	$(24,046)
Edge and Access increase	7,212
Software, Support and Other increase	140

Total decrease	$(16,694)

Video Processing percent change	(55.0)%
Edge and Access percent change	34.0%
Software, Support and Other percent change	1.8%
Total percent change	(22.9)%
Net sales decreased in the first quarter of 2006 compared to the same period of 2005 principally due to weaker spending by domestic cable customers for major digital headend projects and the decrease in the sale of third party products to our end customers. In the video processing product line, encoder sales were lower by approximately $12.2 million in the first quarter of 2006 compared to the same period in the prior year due to lower spending for major digital headend projects by domestic cable companies. In addition, sales of third party products to end customers decreased by approximately $9.8 million in the first quarter of 2006 compared to the same period in 2005. The edge and access products line experienced a significant increase in telco revenue in the first quarter of 2006 compared to the first quarter of 2005 as telcos continue to introduce and expand video and other services, primarily in the U.S. and European markets. We also experienced an increase in sales of VOD products.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the first quarter of 2006 compared with the corresponding period in 2005 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales in the first quarter of 2006 compared with the corresponding period in 2005 (in thousands, except percentages).

	Three Months Ended
Geographic Sales Data:	March 31, 2006	April 1, 2005
U.S.	$25,653	$46,374
International	30,568	26,541

Net sales	$56,221	$72,915

U.S. decrease	$(20,721)
International increase	4,027

Total decrease	$(16,694)

U.S. percent change	(44.7)%
International percent change	15.2%
Total percent change	(22.9)%
The decreased U.S. sales in the first quarter of 2006 compared to the corresponding period in 2005 was principally due to fewer sales of third party products to end customers and weaker spending by domestic cable customers for major digital headend projects. Partially offsetting the decreased revenue was sales of optical products for fiber-to-the-premises, or FTTP, projects to a domestic telco in the first quarter of 2006, which was not a significant customer in the first quarter of 2005. However, sales to this customer in the first quarter of 2006 were lower than the previous two quarters.
International sales in the first quarter of 2006 increased significantly compared to the corresponding period in 2005 primarily due to sales to telcos in the European market. The increased international sales in the first quarter of 2006 as compared to the same period of 2005, was also due to increased international capital spending primarily in Europe and Asia. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2006 as compared with the corresponding prior year period of 2005 are presented in the tables below. Also presented is the related dollar and percentage increase in gross profit in the first quarter of 2006 as compared with the corresponding period of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2005
Gross profit	$19,880	$27,047
As a % of net sales	35.4%	37.1%

Decrease	$(7,167)
Percent change	(26.5)%
The decrease in gross profit in the first quarter of 2006 as compared to the corresponding period of 2005 was primarily due to lower sales, increased expense from the write-down of cost for obsolete and excess inventories of $0.9 million, and stock-based compensation expense of $0.3 million. The gross margin percentage of 35.4% in the first quarter of 2006 compared to 37.1% in the first quarter of 2005 was lower primarily due to low gross margin on certain product sales to telcos, the expense from the write-down of cost for obsolete and excess inventories, and the stock-based compensation expense, which was partially offset by lower sales of third party products to our end customers compared to the first quarter of 2005, sales of which products have significantly lower gross margins than our average gross margin on sales of our products.

In the first quarter of 2006, $0.2 million of amortization of intangibles was included in cost of sales compared to $0.8 million in the first quarter of 2005. The lower amortization in the first quarter of 2006 was due to the intangibles arising from the DiviCom acquisition becoming fully amortized during the first quarter of 2005. We expect to record approximately $0.5 million in amortization of intangibles in cost of sales in the remaining nine months of 2006 due to the acquisition of BTL in February 2005.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2006, as compared with the corresponding period of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in research and development expense in the first quarter of 2006 as compared with the corresponding period of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2005
Research and development expense	$9,948	$9,459
As a % of net sales	17.7%	13.0%

Increase	$489
Percent change	5.2%
The increase in research and development expense in the first quarter of 2006 as compared to the same period in 2005 was primarily the result of increased use of outside services of $0.3 million associated with the development of new products and stock-based compensation expense of $0.5 million, which was partially offset by lower compensation expense of $0.6 million from reductions in headcount and incentive compensation.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2006, as compared with the corresponding period of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in selling, general and administrative expense in the first quarter of 2006 as compared with the corresponding period of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2005
Selling, general and administrative expense	$15,713	$15,325
As a % of net sales	27.9%	21.0%

Increase	$388
Percent change	2.5%
The increase in selling, general and administrative expense in the first quarter of 2006 compared to the same period in 2005 was primarily a result of stock-based compensation expense of $0.8 million, which was partially offset by lower corporate governance costs of $0.4 million.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the first quarter of 2006 as compared with the corresponding period of 2005 are presented in the table below. Also presented is the related dollar and percentage decrease in amortization of intangible assets in the first quarter of 2006 as compared with the corresponding period of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2205
Amortization of intangibles	$91	$958
As a % of net sales	0.2%	1.3%

Decrease	$(867)
Percent change	(90.5)%
The decrease in the amortization of intangibles in the first quarter of 2006 compared to the same period in 2005 was primarily due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005. Harmonic expects to record a total of approximately $0.1 million in amortization of intangibles in operating expenses in the remaining nine months of 2006 due to the intangible assets resulting from the acquisition of BTL in February 2005.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the first quarter of 2006 as compared with the corresponding period of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net, in the first quarter of 2006 as compared with the corresponding period of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2005
Interest income, net	$992	$522
As a % of net sales	1.8%	0.7%

Increase	$470
Percent change	90.0%
The increase in interest income, net, in the first three months of 2006 compared to the corresponding period of 2005, was due primarily to a larger cash and short-term investment portfolio during the respective period of 2006 as compared to 2005, higher interest rates on the portfolio and lower interest expense due to a lower debt balance in the first quarter of 2006.
Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the first quarter of 2006 as compared with the corresponding period of 2005, are presented in the table below. Also presented is the related dollar and percentage decrease in other income (expense), net, in the first quarter of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2005
Other income (expense)	$(92)	$(49)
As a % of net sales	(0.2)%	(0.1)%

Decrease	$(43)
Percent change	(87.8)%
The increase in other expense, net, in the first quarter of 2006 compared to the same period of 2005 was primarily due to foreign exchange losses.

Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2006, as compared with the corresponding period of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in income taxes in the first quarter of 2006 as compared with the corresponding period of 2005 (in thousands, except percentages).

	Three Months Ended
	March 31, 2006	April 1, 2005
Provision for income taxes	$175	$72
As a % of net sales	0.3%	0.1%

Increase	$103
Percent change	143.1%
The increase in the provision for income taxes in the first quarter of 2006 compared to the same period in 2005 was due to higher foreign income taxes.
Liquidity and Capital Resources

	Three Months Ended
(in thousands)	March 31, 2006	April 1, 2005
Cash, cash equivalents and short-term investments	$108,558	$104,554
Net cash provided by (used in) operating activities	$(2,547)	$7,903
Net cash used in investing activities	$(4,057)	$(6,810)
Net cash provided by financing activities	$1,833	$3,825
As of March 31, 2006, cash, cash equivalents and short-term investments totaled $108.6 million, compared to $110.8 million as of December 31, 2005. Cash used in operations was $2.5 million in the first three months of 2006, compared to cash provided by operations of $7.9 million in the first three months of 2005. The increased use of cash in operating activities in the first three months of 2006 was primarily due to the net loss of $5.1 million for the quarter, lower deferred revenue of $3.1 million, lower accounts payable of $2.9 million and lower amortization of intangibles of $0.3 million, which was partially offset by lower inventories of $7.3 million. The lower deferred revenue was primarily due to the timing of revenue based on our revenue recognition policy and the completion stage of customers’ orders. The lower accounts payable and inventory was due to a decrease in the purchase of production inventory, along with the write-down of cost for obsolete and excess inventory. The lower amortization is due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005.
Additions to property, plant and equipment were $1.6 million during the first three months of 2006 compared to $1.8 million in the first three months of 2005. The decrease in the first quarter of 2006 from the comparable period in 2005 was primarily due to a decrease in the acquisition of test equipment. Harmonic currently expects capital expenditures to be approximately $6 million during 2006.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at March 31, 2006 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Although we expect to make payments in 2006 for these tax liabilities, Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006 and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At March 31, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the Company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.75% at March 31, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are repayable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of March 31, 2006, $1.1 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2005 or 2006. The term loan is payable monthly, including principal and interest at 8.25% per annum on outstanding borrowings as of March 31, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 15), there were no other outstanding borrowings or commitments under the line of credit facility as of March 31, 2006.
Harmonic’s cash and investment balances at March 31, 2006 were $108.6 million. We currently believe that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in the fourth quarter of 2003 was part of a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
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

Off-Balance Sheet Arrangements
None as of March 31, 2006.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 9% and 7% of net sales in the first three months of 2006 and the full year of 2005, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At March 31, 2006, we had a forward contract to sell Euros totaling $5.4 million that matures during the second quarter of 2006. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position or liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position or liquidity.
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
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.
A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the reality that judgments in decision-making can be incorrect, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Based upon their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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

On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On April 19, 2006, the District Court issued an order setting forth the schedule for filing and responding to the Third Amended Complaint. Under that schedule, plaintiffs will file their Third Amended Complaint by May 17, 2006, and defendants will respond by June 15, 2006.
A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action or (2) either party provides written notice of termination of the tolling period, whichever is first. Defendants have notified plaintiff of the Ninth Circuit mandate.
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the issuance of the Ninth Circuit’s mandate the Harmonic and C-Cube defendants filed demurrers to this derivative complaint on May 9, 2006.
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
These capital spending patterns are dependent on a variety of factors, including:
▪	access to financing;

▪	annual budget cycles;

▪	the impact of industry consolidation;

▪	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

▪	overall demand for communication services and the acceptance of new video, voice and data services;

▪	evolving industry standards and network architectures;

▪	competitive pressures, including pricing pressures;

▪	discretionary customer spending patterns; and

▪	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
▪	uncertainty related to development of digital video industry standards;

▪	delays associated with the evaluation of new services, new standards, and system architectures by many cable and satellite television operators;

▪	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

▪	a reduction in the amount of capital available to finance projects of our customers and potential customers;

▪	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

▪	economic and financial conditions in domestic and international markets; and

▪	bankruptcies and financial restructuring of major customers.
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. However, we believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased in 2005 compared to 2004, and in 2004 compared to 2003. However, an economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the bankruptcy of Adelphia Communications has led to capital spending delays and we cannot currently predict the impact of the proposed sale of Adelphia Communications’ cable systems to Comcast and Time-Warner Cable on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first quarter of 2006 and the years 2005 and 2004 accounted for approximately 51%, 54% and 55% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. NTL and Telewest, the two largest cable operators in the UK have recently completed their announced merger. In the telco market, AT&T has announced an agreement to acquire Bell South. In addition, the sale or financial restructuring of companies such as Adelphia Communications and several European operators may lead to further industry consolidation. In the first quarter of 2006 and the years 2005 and 2004, sales to Comcast accounted for 11%, 18% and 17%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. Furthermore, in the third and fourth quarters of 2005, sales for a major telco accounted for 13% of net sales. However, we do not expect to make continuing significant shipments for this telco after the second quarter of 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
▪	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

▪	changes in market demand;

▪	the timing and amount of orders, especially from significant customers;

▪	the timing of revenue recognition from solution contracts which may span several quarters;

▪	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

▪	the need to replace revenue from shipments to a distributor for a major telco, which we do not expect to continue at the same level of revenue in 2006 as in 2005;

▪	competitive market conditions, including pricing actions by our competitors;

▪	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

▪	our unpredictable sales cycles;

▪	the amount and timing of sales to telcos, which are particularly difficult to predict;

▪	new product introductions by our competitors or by us;

▪	changes in domestic and international regulatory environments;

▪	market acceptance of new or existing products;

▪	the cost and availability of components, subassemblies and modules;

▪	the mix of our customer base and sales channels;

▪	the mix of our products sold;

▪	changes in our operating expenses and extraordinary expenses;

▪	the impact of FAS 123(R), a new accounting standard which will require us to expense stock options;

▪	our development of custom products and software;

▪	the quantity of third-party products we sell, which products carry lower gross margins, compared to our own products;

▪	the quantity of FTTP products we sell, which products carry lower gross margins than our other products;

▪	the level of international sales; and

▪	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.
For example, during the first quarter of 2006, our net sales declined sequentially due to a reduction in sales to Verizon, one of our major customers, and in comparison to the comparable period in 2005 due to a decrease in the volume of third party products we sold.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales during the first quarter of 2003, the third quarter of 2004, a decrease in gross profit percentage in 2005, and lower than expected sales during the first quarter of 2006, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.
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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
▪	new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1);

▪	FTTP and DSL networks designed to facilitate the delivery of video services by telcos;

▪	the greater use of protocols such as IP; and

▪	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
▪	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;

▪	the use of digital video by businesses, governments and educators;

▪	the entry of telcos into the video business to allow them to offer the “triple play”;

▪	growth in HDTV, on-demand services and mobile video;

▪	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

▪	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.
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
We are also currently marketing products for FTTP networks which certain telcos have begun to build. We believe that a number of our existing products can be deployed successfully in these networks and we have devoted considerable resources to obtaining orders, qualifying our products and hiring knowledgeable personnel. Shipments of products for a major telco’s FTTP projects represented 13% of sales in our third and fourth quarters of 2005. However, we do not expect to make significant shipments for this telco after the second quarter of 2006, and we have reduced the amount of resources devoted to these products. While we expect to continue to market these products to other customers, there can be no assurance that these efforts will be successful in the near future, or at all.
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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.
The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the most recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors in the fiber optics systems business include corporations such as Motorola, Cisco Systems and C-Cor. In the digital and video broadcasting systems business, we compete broadly with vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies.
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
Sales to customers outside of the U.S. in the first quarter of 2006 and the years 2005 and 2004 represented 54%, 40% and 42% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
▪	changes in foreign government regulations and telecommunications standards;

▪	import and export license requirements, tariffs, taxes and other trade barriers;

▪	fluctuations in currency exchange rates;

▪	difficulty in collecting accounts receivable;

▪	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

▪	difficulty in staffing and managing foreign operations;

▪	political and economic instability; and

▪	changes in economic policies by foreign governments.
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
While the capital market concerns about the domestic cable industry have eased, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast/AT&T Broadband transaction in 2002 and the acquisition by The News Corporation Ltd. in December 2003 of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. More recently, restructuring of the industry has continued with the privatization of Cox Communications, the planned sale of Adelphia Communications out of bankruptcy to Comcast and Time-Warner, the proposed sale of Cablevision’s VOOM! satellite assets to Echostar and the recently completed merger of UK cable operators NTL and Telewest. In addition, further business combinations may occur in our industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.
Changes in Telecommunications Legislation and Regulations Could Harm Our Prospects And Future Sales.
Changes in telecommunications legislation and regulations in the U.S. and other countries could affect the sales of our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Local franchising and licensing requirements may slow the entry of telcos into the video business. Increased regulation of our customers’ pricing or service offerings could limit their investments and consequently the sales of our products. Changes in regulations could have a material adverse effect on our business, operating results, and financial condition.
Competition For Qualified Personnel, Particularly Management Personnel, Can Be Intense. In Order To Manage Our Growth, We Must Be Successful In Addressing Management Succession Issues And Attracting And Retaining Qualified Personnel.
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, on May 4, 2006 we announced that our Chairman, President and Chief Executive Officer, Anthony J. Ley, was retiring from his position as President and Chief Executive Officer effective immediately, and that he was being succeeded by our current Executive Vice President, Patrick Harshman. We cannot assure you that this transition of management personnel will not cause disruption to our operations or customer relationships, or a decline in our financial results.
In addition, we are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business.
Recent And Proposed Regulations Related To Equity Compensation Could Adversely Affect Earnings, Affect Our Ability To Raise Capital And Affect Our Ability To Attract And Retain Key Personnel.
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has issued FAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. The adoption of this standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the three months ended March 31, 2006, stock-based compensation expense recognized under SFAS 123(R) was $1.6 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.
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
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of March 31, 2006 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.
Our net sales increased approximately 4% in 2005 compared to 2004, and approximately 36% in 2004 from 2003. If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.
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
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 68 employees as of March 31, 2006, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain digital video products. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the situation in Iraq, the ongoing U.S. war on terrorism, terrorist attacks and hostilities within Israel, and the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council have heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations.

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
We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL, and in connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
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

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of March 31, 2006, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February 2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.
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
We May Be Subject To Risks Associated With Acquisitions.
We have made, continue to consider making and may make investments in complementary companies, products or technologies. For example, on February 25, 2005, we acquired all of the issued and outstanding shares of Broadcast Technology Ltd., a private U.K. company. In connection with this and other acquisition transactions, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations, integrating the acquired technology or products into ours or complying with internal control requirements of the Sarbanes-Oxley Act as a result of an acquisition. We also may face challenges in achieving the strategic objectives, cost savings or other benefits from these acquisitions and difficulties in expanding our management information systems to accommodate the acquired business. These difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On April 19, 2006, the District Court issued an order setting forth the schedule for filing and responding to the Third Amended Complaint. Under that schedule, plaintiffs will file their Third Amended Complaint by May 17, 2006, and defendants will respond by June 15, 2006.
A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period until fourteen days after (1) defendants provide plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action or (2) either party provides written notice of termination of the tolling period, whichever is first. Defendants have notified plaintiff of the Ninth Circuit’s mandate.

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the issuance of the Ninth Circuit’s mandate the Harmonic and C-Cube defendants filed demurrers to this derivative complaint on May 9, 2006.
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
Exhibits

Exhibit Number
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 10, 2006.

HARMONIC INC.
By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer