Form 10-Q
period 2006-06-30
HARMONIC INC
filed 2006-08-09
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-25826
HARMONIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)
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
Yes ☑                      No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 74,583,450 on July 28, 2006.

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$49,970	$37,818
Short-term investments	63,564	73,010
Accounts receivable, net of allowances of $3,491 and $3,230	35,493	43,433
Inventories	30,961	38,552
Prepaid expenses and other current assets	11,932	8,335

Total current assets	191,920	201,148
Property and equipment, net	15,431	17,040
Intangibles and other assets	7,322	8,109

Total assets	$214,673	$226,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$693	$812
Accounts payable	16,249	19,378
Income taxes payable	6,856	6,480
Deferred revenue	16,518	18,932
Accrued liabilities	37,281	37,438

Total current liabilities	77,597	83,040
Long-term debt, less current portion	161	460
Accrued excess facilities costs, long-term	16,536	18,357
Other non-current liabilities	9,937	11,458

Total liabilities	104,231	113,315

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 74,171 and 73,636 shares issued and outstanding	74	74
Capital in excess of par value	2,053,404	2,048,090
Accumulated deficit	(1,942,766)	(1,934,715)
Accumulated other comprehensive loss	(270)	(467)

Total stockholders’ equity	110,442	112,982

Total liabilities and stockholders’ equity	$214,673	$226,297

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$53,270	$59,762	$109,491	$132,678
Cost of sales	31,664	36,365	68,005	82,233

Gross profit	21,606	23,397	41,486	50,445

Operating expenses:
Research and development	9,585	9,519	19,533	18,977
Selling, general and administrative	15,979	16,611	31,692	31,937
Amortization of intangibles	43	165	135	1,123

Total operating expenses	25,607	26,295	51,360	52,037

Loss from operations	(4,001)	(2,898)	(9,874)	(1,592)

Interest income, net	1,175	636	2,167	1,157
Other expense, net	128	(304)	36	(353)

Loss before income taxes	(2,698)	(2,566)	(7,671)	(788)

Provision for (benefit from) income taxes	205	(36)	380	36

Net loss	$(2,903)	$(2,530)	$(8,051)	$(824)

Net loss per share basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.01)

Weighted average shares basic and diluted	74,167	73,112	74,134	72,976

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net loss	$(8,051)	$(824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	458	2,065
Depreciation	3,993	4,033
Stock-based compensation	3,130	8
Loss on disposal of fixed assets	20	13
Deferred income taxes	—	(136)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	7,630	16,875
Inventories	7,564	514
Prepaid expenses and other assets	(3,731)	1,705
Accounts payable	(3,129)	(9,139)
Deferred revenue	(3,248)	4,144
Income taxes payable	319	(583)
Accrued excess facilities costs	(2,335)	(2,372)
Accrued and other liabilities	698	(15,516)

Net cash provided by operating activities	3,318	787

Cash flows provided by (used in) investing activities:
Purchases of investments	(39,431)	(30,388)
Proceeds from sales of investments	49,024	27,950
Acquisition of property and equipment	(2,404)	(2,929)
Acquisition of BTL, net of cash received	—	(5,955)

Net cash provided by (used in) investing activities	7,189	(11,322)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,145	6,106
Repayments under bank line and term loan	(418)	(662)
Repayments of capital lease obligations	(41)	(50)

Net cash provided by financing activities	1,686	5,394

Effect of exchange rate changes on cash and cash equivalents	(41)	277

Net increase (decrease) in cash and cash equivalents	12,152	(4,864)
Cash and cash equivalents at beginning of period	37,818	26,603

Cash and cash equivalents at end of period	$49,970	$21,739

Supplemental disclosure of cash flow information:
Income tax payments, net	$138	$90
Interest paid during the period	$59	$186
Non-cash investing and financing activities:
Issuance of restricted common stock for BTL acquisition	$—	$1,831
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
Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the 2006 presentation. These reclassifications have no material impact on previously reported net loss or cash flows.
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
Note 2: Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our consolidated financial statements.
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

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1.5 million and $3.1 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three and six months ended July 1, 2005.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.
As stock-based compensation expense recognized in our results for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
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
Harmonic currently does not expect to receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under its ESPP plan. On November 10, 2005 the FASB issued FASB Staff Position No. FSP FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Harmonic currently provides a valuation allowance for most of its deferred tax assets, and a valuation allowance has also been provided for deferred tax assets related to nonqualified stock options.

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

Note 5: Cash, Cash Equivalents and Investments
At June 30, 2006 and December 31, 2005, cash, cash equivalents and short-term investments are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$49,970	$37,818

Short-term investments:
Less than one year	62,831	56,605
Due in 1-2 years	733	16,405

Total short-term investments	63,564	73,010

Total cash, cash equivalents and short-term investments	$113,534	$110,828

The following is a summary of available-for-sale securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
June 30, 2006
U.S. government debt securities	$25,951	$1	$(145)	$25,807
Corporate debt securities	34,243	86	(147)	34,182
Other debt securities	3,575	—	—	3,575

Total	$63,769	$87	$(292)	$63,564

December 31, 2005
U.S. government debt securities	$20,264	$—	$(146)	$20,118
Corporate debt securities	46,873	3	(209)	46,667
Other debt securities	6,225	—	—	6,225

Total	$73,362	$3	$(355)	$73,010

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
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government debt securities	$11,985	$(103)	$8,998	$(42)	$20,983	$(145)
Corporate debt securities	22,052	(107)	5,929	(40)	27,981	(147)

Total	$34,037	$(210)	$14,927	$(82)	$48,964	$(292)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 6: Inventories

(In thousands)	June 30, 2006	December 31, 2005
Raw materials	$9,369	$14,392
Work-in-process	1,928	4,131
Finished goods	19,664	20,029

	$30,961	$38,552

Note 7: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount *	Amortization	Amount	Amount *	Amortization	Amount
Identified intangibles:
Developed core technology	$29,767	$(28,673)	$1,094	$29,663	$(28,315)	$1,348
Customer base	31,907	(31,907)	—	31,904	(31,904)	—
Trademark and tradename	4,207	(4,207)	—	4,190	(4,142)	48
Supply agreement	3,491	(3,203)	288	3,464	(3,109)	355

Subtotal of identified intangibles	69,372	(67,990)	1,382	69,221	(67,470)	1,751
Goodwill	4,514	—	4,514	4,896	—	4,896

Total goodwill and other intangibles	$73,886	$(67,990)	$5,896	$74,117	$(67,470)	$6,647

*	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.1 and $0.3 million for intangible assets and approximately $0.1 and $0.3 million for goodwill as of June 30, 2006 and December 31, 2005, respectively.
The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.5 million and $2.7 million, respectively, during 2005. In addition, intangible assets decreased by $3.0 million in 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.
The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

Goodwill
Balance as of January 1, 2006	$4,896
Purchase price adjustments*	(531)
Foreign currency translation adjustments	149

Balance as of June 30, 2006	$4,514

*	Purchase price adjustments that affect existing goodwill were due to deferred taxes.
For the three and six months ended June 30, 2006, the Company recorded a total of $0.2 million and $0.5 million, of amortization expense for identified intangibles, of which $0.2 million and $0.3 million, was included in cost of sales, respectively. For the three and six months ended July 1, 2005, the Company recorded a total of $0.3 and $2.1 million of amortization expense for identified intangibles, of which $0.2 million and $0.9 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next three years is as follows (in thousands):

Years Ending December 31,	Amounts
2006 (remaining 6 months)	$415
2007	829
2008	138

Total	$1,382

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
As of June 30, 2006, accrued excess facilities cost totaled $21.2 million of which $4.7 million was included in current accrued liabilities and $16.5 million in other non-current liabilities. The Company incurred cash outlays of $2.3 million during the first six months of 2006 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $2.3 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2006 and to pay the remaining $18.9 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.
During the fourth quarter of 2005, in response to the consolidation of the Company’s two operating segments into a single segment as of January 1, 2006, the Company implemented workforce reductions of approximately 40 full-time employees across all functions and primarily in our U.S. operations and recorded severance and other costs of approximately $1.1 million. No liability remains as of June 30, 2006.
During the second quarter of 2006, the Company streamlined its senior management team primarily in the U.S. operations and recorded severance and other costs of approximately $1.0 million. We expect the remaining payments related to these actions to be paid by the end of the third quarter of 2006.
The following table summarizes restructuring activities (in thousands):

	Workforce	Management	Excess
	Reduction	Reduction	Facilities	Total
Balance at December 31, 2005	$635	$—	$23,576	$24,211
Provisions/(recoveries)	(25)	962	—	937
Cash payments, net of sublease income	(610)	(172)	(2,337)	(3,119)

Balance at June 30, 2006	$—	$790	$21,239	$22,029

Note 9: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006, and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At June 30, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at June 30, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of June 30, 2006, $0.9 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2005 or 2006. The term loan is repayable monthly, including principal and interest at 8.75% per annum on outstanding borrowings as of June 30, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 15), there were no other outstanding borrowings or commitments under the line of credit facility as of June 30, 2006.
Note 10: Benefit Plans
Stock Option Plans. Harmonic has reserved 12,450,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. Harmonic has a total of 728,000 shares of Common Stock reserved for issuance under the Plan. The Plan provides for the grant of non-statutory stock options to certain non-employee directors of Harmonic pursuant to an automatic, non-discretionary grant mechanism. Options are granted at the fair market value of the stock at the date of grant for periods not exceeding ten years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year.
The following table summarizes activities under the Plans:

	Shares Available for	Stock Options	Weighted Average
	Grant	Outstanding	Exercise Price
	(In thousands except exercise price)
Balance at December 31, 2005	3,984	9,064	$13.05
Shares authorized	300	—	—
Options granted	(1,735)	1,735	5.72
Options exercised	—	(123)	3.46
Options canceled	917	(917)	11.46
Options expired	—	(50)	34.79

Balance at June 30, 2006	3,466	9,709	11.90

Options vested and exercisable as of June 30, 2006		6,572	$12.20

Options expected-to-vest as of June 30, 2006		9,240	$14.65

The weighted-average fair value of options granted for the six months ended June 30, 2006 was $3.64.

The following table summarizes information regarding stock options outstanding at June 30, 2006:

	Stock Options Outstanding		Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable	Weighted Average
Prices	June 30, 2006	(Years)	Exercise Price	at June 30, 2006	Exercise Price
	(In thousands, except exercise price and life)
$ 1.75 — 5.82	1,444	6.6	$3.97	914	$3.64
5.84 — 5.87	2,322	7.6	5.87	264	5.86
5.88 — 8.93	1,543	6.1	8.05	1,168	7.96
9.00 — 9.29	1,221	5.4	9.17	1,083	9.16
9.37 — 11.50	1,241	5.0	10.45	1,214	10.45
11.53 — 24.73	1,190	3.9	21.98	1,181	22.05
25.16 — 121.68	748	3.3	44.76	748	44.76

	9,709	5.8	$11.90	6,572	$14.65

The weighted-average remaining contractual life for all exercisable stock options at June 30, 2006 was 5.0 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at June 30, 2006 was 5.7 years.
Aggregate pre-tax intrinsic value of options outstanding and exercisable at June 30, 2006 was $1.1 million and $0.9 million, respectively. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $1.0 million at June 30, 2006. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $4.48 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding or exercisable. Total pre-tax intrinsic value of options exercised was de minimis for the three and six months periods ended June 30, 2006.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares to 3,500,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares and reduce the term of future offering periods to six months. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Prior to the approval of the June 2006 amendment, each offering period had a maximum duration of two years and consisted of four six-month purchase periods. Offering periods and purchase periods generally began on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first six months of 2006 and the years 2005 and 2004, the number of shares of stock issued under the purchase plans were 411,324, 705,171 and 774,683 shares at weighted average prices of $4.18, $5.05 and $2.32, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $1.70, $1.82 and $2.68 for the first six months of 2006 and the years 2005 and 2004, respectively. At June 30, 2006, there were 2,884,017 shares reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. This amount has been increased to $1,000 effective January 1, 2006. Such amounts totaled $0.1 million and $0.2 million in the first three and six months of 2006, respectively.

Stock-based Compensation
The following table summarizes the impact of options from SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and July 1, 2005:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2006	June 30, 2006
Employee stock-based compensation in:
Cost of sales	$268	$542

Research and development expense	451	973
Sales, general and administrative expense	783	1,613

Total employee stock-based compensation in operating expense	1,234	2,586

Total employee stock-based compensation	1,502	3,128
Amount capitalized in inventory	38	38

Total other stock-based compensation (1)	1	2

Total stock-based compensation	$1,541	$3,168

(1)	Other stock-based compensation represents charges related to non-employee stock options.
As of June 30, 2006, total unamortized stock-based compensation cost related to unvested stock options was $7.6 million, with the weighted average recognition period of 1.5 years.
The table below reflects net income (loss) and net income (loss) per share for the three and six months ended June 30, 2006, compared with pro forma information for the three and six months ended July 1, 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
		(pro forma)		(pro forma)
Net income (loss), before stock-based compensation for employees, prior period	N/A	$(2,530)	N/A	$(824)
Less: Stock-based compensation expense previously determined under fair value based method, net of related tax effects	$(1,502)	(1,964)	$(3,128)	(4,146)

Net loss, after effect of stock-based compensation for employees	$(2,903)	$(4,494)	$(8,051)	$(4,970)

Net income (loss) per share:
Basic – as reported for prior period	N/A	$(0.03)	N/A	$(0.01)

Basic – after effect of stock-based compensation for employees	$(0.04)	$(0.06)	$(0.11)	$(0.07)

Diluted – as reported for prior period	N/A	$(0.03)	N/A	$(0.01)

Diluted – after effect of stock-based compensation for employees	$(0.04)	$(0.06)	$(0.11)	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Expected life (years)	4.75	3.7	4.75	3.7
Volatility	72%	96%	76%	96%
Risk-free interest rate	4.9%	3.8%	4.6%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Expected life (years)	0.8	0.8	0.8	0.8
Volatility	69%	69%	69%	69%
Risk-free interest rate	3.7%	3.7%	3.7%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected term for employee stock options and the ESPP represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term using the SAB 107 simplified method. As alternative sources of data become available in order to determine the expected term we will incorporate these data into our assumption.
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
Note 11: Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2006 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three and six months ended June 30, 2006, 9.9 million and 10.8 million, respectively, of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, because their effect was antidilutive. During the three and six months ended July 1, 2005, 9.8 million and 10.3 million, respectively, of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, because their effect was antidilutive.
Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income (loss) (numerator)	$(2,903)	$(2,530)	$(8,051)	$(824)

Shares calculation (denominator):
Weighted average shares outstanding — basic	74,167	73,112	74,134	72,976
Effect of dilutive securities:
Potential common stock relating to stock options	—	—	—	—

Average shares outstanding — diluted	74,167	73,112	74,134	72,976

Net income (loss) per share — basic	$(0.04)	$(0.03)	$(0.11)	$(0.01)

Net income (loss) per share — diluted	$(0.04)	$(0.03)	$(0.11)	$(0.01)

Note 12: Comprehensive Income (Loss)
The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income (loss)	$(2,903)	$(2,530)	$(8,051)	$(824)
Change in unrealized gain (loss) on investments, net	44	83	91	(11)
Foreign currency translation	81	104	106	123

Total comprehensive income (loss)	$(2,778)	$(2,343)	$(7,854)	$(712)

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
Geographic Information (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales:
United States	$26,949	$35,196	$52,602	$81,570
International	26,321	24,566	56,889	51,108

Total	$53,270	$59,762	$109,491	$132,678

Note 14: Related Party
A director of Harmonic is also a director of Terayon Communications, with whom the Company purchases products for resale. Product purchases from Terayon were approximately $0.9 million and $1.6 million, for the three and six months ended June 30, 2006, respectively. Product purchases from Terayon were approximately $7.2 million and $17.0 million, for the three and six months ended July 1, 2005, respectively. As of June 30, 2006 and December 31, 2005, Harmonic had liabilities to Terayon of approximately $0.4 million and $0.7 million, respectively, for inventory purchases.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Balance at beginning of the period	$6,058	$5,608	$6,166	$5,429
Accrual for warranties	979	1,125	2,021	2,525
Warranty costs incurred	(1,019)	(1,308)	(2,169)	(2,550)
BTL acquisition	—	—	—	21

Balance at end of the period	$6,018	$5,425	$6,018	$5,425

Standby Letters of Credit. As of June 30, 2006 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.0 million.
Indemnification Obligations. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through June 30, 2006.
Guarantees. As of June 30, 2006, Harmonic had no other guarantees outstanding.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded on June 23, 2006 with a Motion to Dismiss. The plaintiffs’ opposition was filed on July 24, 2006, and the defendants are due to reply by August 11, 2006. There will be no hearing unless the Court requests one.
A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period pending the Ninth Circuit’s decision in the securities action. Pursuant to the stipulation, defendants have provided plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action.
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. A schedule for briefing and a hearing on the amended complaint has been established through November 2006. On July 11, 2006, the plaintiffs served requests for discovery, to which the defendants’ responses are due by August 15, 2006.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations of continued customer concentration; our expectations regarding future sales for a major telecommunications operator; our expectations that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectation that our facilities rationalization plan will result in a significant charge for excess facilities in the third quarter of 2006; our expectations regarding our capital expenditures during the remainder of 2006; our expectation that we will not receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under our ESPP; our expectations regarding the amount of amortization expense we will incur during the remainder of 2006; our expectation that near-term changes in foreign exchange rates will not have a material impact on our operating results, financial position and liquidity; our belief that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
Overview
Harmonic designs, manufactures and sells products for video processing and edge and access applications. In addition, we provide network management software and have recently introduced new application software products. Harmonic also provides technical support services to its customers worldwide. Our video processing products provide broadband operators with the ability to accept a variety of signals from different sources, in different protocols, and to organize, manage and distribute this content to maximize use of the available bandwidth. Our edge products enable operators to deliver customized broadcast or narrowcast on-demand services to their subscribers, and our access products, which consist mainly of optical transmission products, node platforms and return path products, allow operators to deliver video, data and voice services over their physical networks.
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
The sequential increases in net sales in 2005 and 2004 that Harmonic experienced reflected an improved industry capital spending environment worldwide which favorably impacted us. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and in part the result of the entry of telephone companies into the business of delivering video services to their subscribers. We also believe that the improvement was due to more favorable conditions in industry capital markets and the completion or resolution of certain major business combinations, financial restructurings and regulatory issues.
In the second quarter and first six months of 2006, Harmonic’s net sales decreased 11% and 17% compared to the second quarter and first six months of 2005, respectively. We believe that the decrease in sales in the second quarter of 2006 compared to 2005 was primarily due to supply chain constraints on certain product lines and the timing of completion of certain projects for our international telco customers. The decrease in net sales in the first six months of 2006 compared to the first six months of 2005 was also attributable to weaker spending by domestic cable customers, the significant amount of third party products sold to our end customers in the first six months of 2005, as well as the supply chain constraints and delays in the completion of projects for our international telco customers. Our quarterly and annual results may fluctuate significantly due to spending by our customers, our revenue recognition policies and the timing of the receipt of orders, as well as other factors, including those set forth in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the second quarter of 2006, sales to Cox Communications accounted for 13% of net sales and in the second quarter of 2005, sales to Comcast accounted for 19% of net sales. In the first six months of 2006, no customer had sales that accounted for more than 10% of net sales, and in the first six months of 2005, sales to Comcast and Charter Communications accounted for 28% and 10% of net sales, respectively.
Sales to customers outside of the U.S. in the second quarter and first six months of 2006 represented 49% and 52% of net sales, respectively, compared to 41% and 39% for the comparable periods in 2005. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 5% of net sales in the first six months of 2006 compared to 6% for the comparable period of 2005. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
In May 2006, the Company’s Board of Directors appointed Patrick J. Harshman as President and Chief Executive Officer, replacing Anthony Ley, who retired after 18 years. Mr. Ley carries on as a consultant to the Company and as chairman of its Board of Directors. Following Dr. Harshman’s appointment, the Company announced a reorganization of its senior management, resulting in a charge of approximately $1 million in severance costs in the second quarter of 2006. In addition to our management reorganization plan, in the third quarter of 2006, the Company is executing on a facilities rationalization plan to make more efficient use of our Sunnyvale campus and expects to vacate additional space. We expect that this will result in a significant charge for excess facilities in the third quarter of 2006.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2006 and notes to condensed consolidated financial statements as of and for the three and six month period ended June 30, 2006, included herein. Our most critical accounting policies include the following:
▪	Revenue recognition;

▪	Allowances for doubtful accounts, returns and discounts;

▪	Valuation of inventories;

▪	Impairment of long-lived assets;

▪	Restructuring costs and accruals for excess facilities;

▪	Assessment of the probability of the outcome of current litigation;

▪	Accounting for income taxes; and

▪	Stock-based compensation.
Since January 1, 2006, our accounting policy for stock-based compensation for employee stock-based awards was modified due to the adoption of SFAS 123(R) and is described below.
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
The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1.5 million and $3.1 million, respectively, which consisted of stock-

based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three and six months ended July 1, 2005.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.
As stock-based compensation expense recognized in our results for the second quarter and the first six months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
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
Harmonic currently does not expect to receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under its ESPP. On November 10, 2005 the FASB issued FASB Staff Position No. FSP FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Harmonic currently provides a valuation allowance for most of its deferred tax assets, and a valuation allowance has also been provided for deferred tax assets related to nonqualified stock options.
Also see Note 10 to the Condensed Consolidated Financial Statements on Stock-Based Compensation.

Results of Operations
Harmonic’s historical consolidated statements of operations data for the second quarter and first six months of 2006 and 2005 as a percentage of net sales, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	59	61	62	62

Gross profit	41	39	38	38
Operating expenses:
Research and development	18	16	18	14
Selling, general and administrative	30	28	29	24
Amortization of intangibles	—	—	—	1

Total operating expenses	48	44	47	39
Loss from operations	(7)	(5)	(9)	(1)
Interest income, net	2	1	2	1
Other income (expense), net	—	—	—	—

Loss before income taxes	(5)	(4)	(7)	(1)
Provision for (benefit from) income taxes	—	—	—	—

Net loss	(5)%	(4)%	(7)%	(1)%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the second quarter and first six months of 2006 compared with the corresponding periods in 2005 are presented by product line in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated net sales in the second quarter and first six months of 2006 compared with the corresponding periods in 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
Product Sales Data:	2006	2005	2006	2005
Video Processing	$20,563	$30,678	$40,248	$74,409
Edge and Access	23,434	20,295	51,886	41,535
Software, Support and Other	9,273	8,789	17,357	16,734

Net sales	$53,270	$59,762	$109,491	$132,678

Video Processing decrease	$(10,115)		$(34,161)
Edge and Access increase	3,139		10,351
Software, Support and Other increase	484		623

Total decrease	$(6,492)		$(23,187)

Video Processing percent change	(33.0)%		(45.9)%
Edge and Access percent change	15.5%		24.9%
Software, Support and Other percent change	5.5%		3.7%
Total percent change	(10.9)%		(17.5)%
Net sales decreased in the second quarter of 2006 compared to the same period of 2005 principally due to supply chain constraints, which resulted in product shortages, and delays in the completion of certain international telco customer projects. In the video processing product lines, delays in the completion of certain projects underway for our international telco customers resulted in less revenue being recognized along with product shortages. The edge and access products line experienced an increase in revenue in the second quarter of 2006 compared to the second quarter of 2005 as telcos and a major North American multiple system operator continued to introduce and expand video and other services, primarily in the U.S. and European markets. Third party product sales decreased by approximately $2.7 million in the second quarter of 2006, compared to the corresponding period in 2005.
Net sales decreased in the first six months of 2006 compared to the same period of 2005 principally due to weaker spending by domestic cable customers for major digital headend projects, supply chain constraints resulting in product shortages, delays in the completion of certain projects for international telco customers and the decrease in the sale of third party products to our end customers. In the video processing product line, encoder and stream processing sales decreased by approximately $22.3 million in the first six months of 2006 compared to the same period in the prior year due to lower spending for major digital headend projects by domestic cable companies. Delays in the completion of certain projects underway with our international telco customers resulted in less revenue being recognized. In addition, sales of third party products to end customers decreased by approximately $12.5 million in the first six months of 2006 compared to the same period in 2005. The edge and access products line, which includes VOD products, experienced a significant increase in revenue in the first six months of 2006 compared to the first six months of 2005 as telcos and other broadband operators continued to introduce and expand video and other services, primarily in the U.S. and European markets.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the second quarter and first six months of 2006 compared with the corresponding periods in 2005 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales in the second quarter and first six months of 2006 compared with the corresponding periods in 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
Geographic Sales Data:	2006	2005	2006	2005
U.S	$26,949	$35,197	$52,602	$81,571
International	26,321	24,565	56,889	51,107

Net sales	$53,270	$59,762	$109,491	$132,678

U.S. decrease	$(8,248)		$(28,969)
International increase	1,756		5,782

Total decrease	$(6,492)		$(23,187)

U.S. percent change	(23.4)%		(35.5)%
International percent change	7.1%		11.3%
Total percent change	(10.9)%		(17.5)%
The decreased U.S. sales in the second quarter and the first six months of 2006 compared to the corresponding periods in 2005 was principally due to supply chain constraints, which resulted in product shortages, fewer sales of third party products to end customers and weaker spending by domestic cable customers for major digital headend projects.
International sales in the second quarter and the first six months of 2006 increased significantly compared to the corresponding periods in 2005 primarily due to sales to telcos in the European market. The increased international sales in the second quarter of 2006 as compared to the same period of 2005, was also due to increased international capital spending by customers primarily in Europe and Asia. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the second quarter and first six months of 2006 as compared with the corresponding prior year periods of 2005 are presented in the tables below. Also presented is the related dollar and percentage decrease in gross profit in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Gross profit	$21,606	$23,397	$41,486	$50,445
As a % of net sales	40.6%	39.2%	37.9%	38.0%

Decrease	$(1,791)		$(8,959)
Percent change	(7.7)%		(17.8)%

The decrease in gross profit in the second quarter and the first six months of 2006 as compared to the corresponding periods of 2005 was primarily due to lower sales and the recording of stock-based compensation expense. The gross margin percentage of 40.6% in the second quarter of 2006 compared to 39.2% in the second quarter of 2005 was higher primarily due to a higher proportion of digital video and service revenue, which carry higher gross margins than the average gross margins for our products, and lower sales of third party products to our end customers compared to the second quarter of 2005, sales of which products have significantly lower gross margins than the average gross margin in sales of our products.
In the first six months of 2006, $0.3 million of amortization of intangibles was included in cost of sales compared to $0.9 million in the first six months of 2005. The lower amortization in the first six months of 2006 was due to certain intangibles arising from the BTL acquisition being fully amortized in the second quarter of 2006. We expect to record approximately $0.3 million in amortization of intangibles in cost of sales in the remaining six months of 2006 due to the acquisition of BTL in February 2005.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2006, as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in research and development expense in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Research and development expense	$9,585	$9,519	$19,533	$18,977
As a % of net sales	18.0%	15.9%	17.8%	14.3%

Increase	$66		$556
Percent change	0.7%		2.9%
The increase in research and development expense in the second quarter of 2006 as compared to the same period in 2005 was primarily the result of increased use of outside consulting services of $0.4 million associated with the development of new products and stock-based compensation expense of $0.5 million, which was partially offset by lower prototype materials expense of $0.4 million and lower compensation expense of $0.3 million from reductions in headcount and incentive compensation. The increase in research and development expense in the first six months of 2006 as compared to the same period in 2005 was primarily the result of increased use of outside consulting services of $0.9 million associated with the development of new products and stock-based compensation expense of $1.0 million, which was partially offset by lower prototype materials expense of $0.3 million and lower compensation expense of $1.0 million from reductions in headcount and incentive compensation.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2006, as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage decrease in selling, general and administrative expense in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Selling, general and administrative expense	$15,979	$16,611	$31,692	$31,937
As a % of net sales	30.0%	27.8%	28.9%	24.1%

Decrease	$(632)		$(245)
Percent change	(3.8)%		(0.8)%

The decrease in selling, general and administrative expense in the second quarter of 2006 compared to the same period in 2005 was primarily the result of lower compensation expenses of $0.5 million, lower trade show expenses of $0.4 million and lower travel expenses of $0.2 million, which was partially offset by stock-based compensation expense of $0.8 million. The decrease in selling, general and administrative expense in the first six months of 2006 compared to the same period in 2005 was primarily a result of lower compensation expenses of $0.8 million, lower trade show expenses of $0.5 million and lower corporate governance costs of $0.4 million, which were substantially offset by higher stock-based compensation expense of $1.6 million.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 are presented in the table below. Also presented is the related dollar and percentage decrease in amortization of intangible assets in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Amortization of intangibles	$43	$165	$135	$1,123
As a % of net sales	0.1%	0.3%	0.1%	0.8%

Decrease	$(122)		$(988)
Percent change	(73.9)%		(88.0)%
The decrease in the amortization of intangibles in the second quarter of 2006 compared to the same period in 2005 was primarily due to the completion of amortization of certain items acquired in connection with the BTL transaction during the second quarter of 2006. The decrease in the amortization of intangibles in the first six months of 2006 compared to the same period in 2005 was primarily due to the completion of amortization of the DiviCom intangible assets during the first six months of 2005. Harmonic expects to record a total of approximately $0.1 million in amortization of intangibles in operating expenses in the remaining six months of 2006 due to the intangible assets resulting from the acquisition of BTL in February 2005.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net, in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Interest income, net	$1,175	$636	$2,167	$1,157
As a % of net sales	2.2%	1.1%	2.0%	0.9%

Increase	$539		$1,010
Percent change	84.7%		87.3%
The increase in interest income, net, in second quarter and the first six months of 2006 compared to the corresponding periods of 2005 was due primarily to a larger cash and short-term investment portfolio during the respective periods of 2006 as compared to 2005, higher interest rates on the cash and short-term investments portfolio and lower interest expense due to a lower debt balance in the second quarter and the first six months of 2006 as compared to the corresponding periods in 2005.

Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in other income (expense), net, in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Other income (expense)	$128	$(304)	$36	$(353)
As a % of net sales	0.2%	(0.5)%	0.0%	(0.3)%

Increase	$432		$389
Percent change	142.1%		110.2%
The increase in other income (expense), net, in the second quarter and first six months of 2006 compared to the corresponding periods of 2005 was primarily due to lower foreign exchange losses in 2006.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the second quarter and first six months of 2006, as compared with the corresponding periods of 2005, are presented in the tables below. Also presented is the related dollar and percentage increase in income taxes in the second quarter and first six months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Provision for (benefit from) income taxes	$205	$(36)	$380	$36
As a % of net sales	0.4%	(0.1)%	0.3%	0.0%

Increase	$241		$344
Percent change	669.4%		955.6%
The increase in the provision for income taxes in the second quarter and the first six months of 2006 compared to the corresponding periods in 2005 was due to higher foreign income taxes.
Liquidity and Capital Resources

	Six Months Ended
	June 30,	July 1,
(In thousands)	2006	2005
Cash, cash equivalents and short-term investments	$113,534	$98,164
Net cash provided by operating activities	$3,318	$787
Net cash used provided by (used in) investing activities	$7,189	$(11,322)
Net cash provided by financing activities	$1,686	$5,394
As of June 30, 2006, cash, cash equivalents and short-term investments totaled $113.5 million, compared to $110.8 million as of December 31, 2005. Cash provided by operations was $3.3 million in the first six months of 2006, compared to cash provided by operations of $0.8 million in the first six months of 2005. The increased provision of cash in operating activities in the first six months of 2006 was primarily due to lower accounts receivable and inventories, and stock-based compensation expense, which was partially offset by an increased net loss, lower prepaid expenses and other assets, deferred revenue and accounts payable. The lower accounts receivable was due to decreased revenue in the second quarter of 2006 compared to the second quarter of 2005. The lower inventory was due to a decrease in the purchase of production inventory, which was partially caused by specific product supply shortages. The stock-based compensation expense in the first six months of 2006 was due to the adoption of SFAS123(R) beginning on January 1, 2006. The higher prepaid expenses and lower deferred revenue was due to delays in the progress and completion of specific projects with a portion of the delays due to product shortages resulting in higher deferred cost of goods sold in prepaid expenses and lower deferred revenue. The lower accounts payable was due to a decrease in the purchase of production inventory.
Additions to property, plant and equipment were $2.4 million during the first six months of 2006 compared to $2.9 million in the first six months of 2005. The decrease in the first six months of 2006 from the comparable period in 2005 was primarily due to a decrease in the acquisition of test equipment. Harmonic currently expects capital expenditures to be approximately $3.6 million during the remainder of 2006.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at June 30, 2006 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Although we expect to make payments in 2006 for these tax liabilities, Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006 and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At June 30, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at June 30, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are repayable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of June 30, 2006, $0.9 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2005 or 2006. The term loan is payable monthly, including principal and interest at 8.75% per annum on outstanding borrowings as of June 30, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 15), there were no other outstanding borrowings or commitments under the line of credit facility as of June 30, 2006.
Harmonic’s cash and investment balances at June 30, 2006 were $113.5 million. We currently believe that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in the fourth quarter of 2003 was part of a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 5% and 7% of net sales in the first six months of 2006 and the full year of 2005, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At June 30, 2006, we had a forward contract to sell Euros totaling $4.2 million that matures during the third quarter of 2006. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded on June 23, 2006 with a Motion to Dismiss. The plaintiffs’ opposition was filed on July 24, 2006, and the defendants are due to reply by August 11, 2006. There will be no hearing unless the Court requests one.
A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period pending the Ninth Circuit’s decision in the securities action. Pursuant to the stipulation, defendants have provided plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action.
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. A schedule for briefing and a hearing on the amended complaint has been established through November 2006. On July 11, 2006, the plaintiffs served requests for discovery, to which the defendants’ responses are due by August 15, 2006.

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
These capital spending patterns are dependent on a variety of factors, including:
▪	access to financing;

▪	annual budget cycles;

▪	the impact of industry consolidation;

▪	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

▪	overall demand for communication services and the acceptance of new video, voice and data services;

▪	evolving industry standards and network architectures;

▪	competitive pressures, including pricing pressures;

▪	discretionary customer spending patterns; and

▪	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:
▪	uncertainty related to development of digital video industry standards;

▪	delays associated with the evaluation of new services, new standards, and system architectures by many operators;

▪	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

▪	a reduction in the amount of capital available to finance projects of our customers and potential customers;

▪	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

▪	economic and financial conditions in domestic and international markets; and

▪	bankruptcies and financial restructuring of major customers.
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. However, we believe that the financial condition of many of our customers has stabilized or improved, and our net sales increased in 2005 compared to 2004, and in 2004 compared to 2003, although our sales decreased on a sequential basis in the first and second quarter of 2006. An economic downturn or other factors could cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the bankruptcy of Adelphia Communications has led to capital spending delays and we cannot currently predict the impact of the sale of Adelphia Communications’ cable systems to Comcast and Time-Warner Cable on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first six months of 2006 and the years 2005 and 2004 accounted for approximately 46%, 54% and 55% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. NTL and Telewest, the two largest cable operators in the UK have recently completed their announced merger. In the telco market, AT&T has announced an agreement to acquire Bell South. The sale of Adelphia Communications has led to further industry consolidation. In addition, rumors have circulated recently about the potential merger of DirecTV and Echostar, the two largest DBS operators in the U.S. In the first quarter of 2006 and the years 2005 and 2004, sales to Comcast accounted for 11%, 18% and 17%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. Furthermore, in the third and fourth quarters of 2005, sales for a major telco accounted for 13% of net sales. However, we do not expect to make continuing significant shipments for this telco after the second quarter of 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.
In addition, historically we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. While we have recently increased our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments are subject to delays in completion, as video processing technologies and video business models are new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause delays in project completion for our customers and delay the recognition of revenue by Harmonic. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
▪	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

▪	changes in market demand;

▪	the timing and amount of orders, especially from significant customers;

▪	the timing of revenue recognition from solution contracts which may span several quarters;

▪	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

▪	the need to replace revenue from shipments to a distributor for a major telco, which we do not expect to continue at the same level of revenue in 2006 as in 2005;

▪	competitive market conditions, including pricing actions by our competitors;

▪	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

▪	our unpredictable sales cycles;

▪	the amount and timing of sales to telcos, which are particularly difficult to predict;

▪	new product introductions by our competitors or by us;

▪	changes in domestic and international regulatory environments;

▪	market acceptance of new or existing products;

▪	the cost and availability of components, subassemblies and modules;

▪	the mix of our customer base and sales channels;

▪	the mix of our products sold;

▪	changes in our operating expenses and extraordinary expenses;

▪	the impact of SFAS 123(R), a recently adopted accounting standard which requires us to expense stock options;

▪	our development of custom products and software;

▪	the quantity of third-party products we sell, which products carry lower gross margins, compared to our own products;

▪	the quantity of FTTP products we sell, which products carry lower gross margins than our other products;

▪	the level of international sales; and

▪	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.
For example, during the first and second quarters of 2006, our net sales declined sequentially due in part to a reduction in sales to Verizon, one of our major customers, and in comparison to the comparable period in 2005, due to a decrease in the volume of third party products we sold.
In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to lower than expected sales during the first quarter of 2003, the third quarter of 2004, a decrease in gross profit percentage in 2005, and lower than expected sales during the first and second quarters of 2006, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.
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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
▪	new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1), for both standard definition and high definition services;

▪	FTTP and DSL networks designed to facilitate the delivery of video services by telcos;

▪	the greater use of protocols such as IP; and

▪	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of the Company’s sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1), have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. One of our competitors has already announced significant orders for MPEG-4 HD encoders from a major DBS operator. Harmonic has developed and launched products, including HD encoders, based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding.
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
The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.
The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the most recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-Cor. In our digital and video broadcasting products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies.
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
For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Additionally, orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004, and delays in the completion of certain project underway with our international telco customers in the second quarter of 2006 resulted in lower revenue.
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
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 71 employees as of June 30, 2006, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain digital video products. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. The current conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah and the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council have also heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations, and we cannot predict the effect of events in Israel on Harmonic in the future.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.
Sales to customers outside of the U.S. in the first six months of 2006 and the years 2005 and 2004 represented 52%, 40% and 42% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
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
Following implementation of the Euro in January 2002, a higher portion of our European business is denominated in Euros, which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not develop in the future. Any or all of these factors could adversely impact our business and results of operations and we cannot predict the effect of events in Israel on Harmonic in the future.
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
While the capital market concerns about the domestic cable industry have eased, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast/AT&T Broadband transaction in 2002 and the acquisition by The News

Corporation Ltd. in December 2003 of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. Rumors have again surfaced recently concerning a possible combination of these customers. More recently, restructuring of the industry has continued with the privatization of Cox Communications, the sale of Adelphia Communications out of bankruptcy to Comcast and Time-Warner, the proposed sale of Cablevision’s VOOM! satellite assets to Echostar and the recently completed merger of UK cable operators NTL and Telewest. In addition, further business combinations may occur in our industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.
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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, on May 4, 2006 we announced that our Chairman, President and Chief Executive Officer, Anthony J. Ley, was retiring from his position as President and Chief Executive Officer effective immediately, and that he was being succeeded by our current Executive Vice President, Patrick J. Harshman. We cannot assure you that this transition of management personnel will not cause disruption to our operations or customer relationships, or a decline in our financial results.
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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has issued FAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the three and six months ended June 30, 2006, stock-based compensation expense recognized under SFAS 123(R) was $1.5 million and $3.1 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

In addition, regulations implemented by Nasdaq requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
We Are Exposed To Additional Costs And Risks Associated With Complying With Increasing And New Regulation Of Corporate Governance And Disclosure Standards.
We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq rules. Particularly, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management and the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of June 30, 2006 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.
If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. For example, we had insufficient quantities of certain products to meet customer demand late in the second quarter of 2006 and, as a result, our revenues were lower than internal and external expectations. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on LSI Logic for video encoding chips. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In late 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer. This agreement has automatic annual renewals unless prior notice is given.
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
We May Be Materially Affected By The WEEE And RoHS Directives.
The European Parliament and the Council of the European Union have finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which became effective in August 2005, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which became effective in July 2006, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Under WEEE, we are responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products that we produce. In addition, we may not have saleable inventory located within the EU that can be sold to customers due to import restrictions which could result in unfulfilled sales orders. We cannot assure you that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.
We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of June 30, 2006, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February 2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.

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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded on June 23, 2006 with a Motion to Dismiss. The plaintiffs’ opposition was filed on July 24, 2006, and the defendants are due to reply by August 11, 2006. There will be no hearing unless the Court requests one.
A derivative action purporting to be on behalf of Harmonic was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. Harmonic also was named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing Harmonic to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period pending the Ninth Circuit’s decision in the securities action. Pursuant to the stipulation, defendants have provided plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action.
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. A schedule for briefing and a hearing on the amended complaint has been established through November 2006. On July 11, 2006, the plaintiffs served requests for discovery, to which the defendants’ responses are due by August 15, 2006.
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
We rely on a continuous power supply for manufacturing and to conduct our business operations. Interruptions in electrical power supplies in California in the early part of 2001 could recur in the future. For example, extremely hot weather in recent weeks has pushed power capacity close to its limits. In addition, the cost of electricity and natural gas has risen significantly. Power outages could disrupt our manufacturing and business operations and those of many of our suppliers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. Any disruption to our operations or those of our suppliers could result in damage to our current and prospective business relationships and could result in lost revenue and additional expenses, thereby harming our business and operating results.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders of the Company, held on June 28, 2006, the following matters were acted upon by the stockholders of the Company:
1.	The election of Anthony J. Ley, Patrick J. Harshman, E. Floyd Kvamme, William F. Reddersen, Lewis Solomon, Michel L. Vaillaud, and David R. Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2.	Approval of amendments to the 2002 Employee Stock Purchase Plan to reduce the term of future offering periods to six months and increase the number of shares of common stock available for issuance thereunder by 2,000,000 shares;

3.	Approval of amendments to the 2002 Director Option Plan to increase the maximum number of shares which may become subject to options and sold under the Director Option Plan by an additional 300,000 shares and reduce the term of future options granted under the Director Option Plan to seven years; and

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.
The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 74,168,674 and 67,737,107 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld
Proposal 1– Election of Directors
Anthony J. Ley	61,588,093	6,149,014
Patrick J. Harshman	62,418,662	5,318,445
E. Floyd Kvamme	62,178,321	5,558,786
William F. Reddersen	62,539,290	5,197,817
Lewis Solomon	59,686,029	8,051,078
Michel L. Vaillaud	62,377,741	5,359,366
David R. Van Valkenburg	62,394,481	5,342,626

	Votes For	Votes Against	Abstain	Broker Non-Vote
Proposal 2 – 2002 Employee Stock Purchase Plan Amendments	26,331,555	6,364,515	1,121,191	33,919,846
Proposal 3 – 2002 Director Option Plan Amendments	25,296,600	7,369,749	1,150,912	33,919,846
Proposal 4 – Ratification of PricewaterhouseCoopers LLP	66,420,092	1,158,434	158,581
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits.

Exhibit Number	Exhibit
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 9, 2006.

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