Form 10-Q
period 2006-09-29
HARMONIC INC
filed 2006-11-08
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2006

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
Yes ☐       No ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 74,681,986 on October 27, 2006.

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	September 29, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$50,404	$37,818
Short-term investments	60,320	73,010
Accounts receivable, net of allowances of $4,015 and $3,230	52,423	43,433
Inventories	35,635	38,552
Prepaid expenses and other current assets	16,104	8,335

Total current assets	214,886	201,148
Property and equipment, net	14,943	17,040
Intangibles and other assets	7,238	8,109

Total assets	$237,067	$226,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$596	$812
Accounts payable	22,864	19,378
Income taxes payable	6,952	6,480
Deferred revenue	23,019	18,932
Accrued liabilities	40,990	37,438

Total current liabilities	94,421	83,040
Long-term debt, less current portion	61	460
Accrued excess facilities costs, long-term	17,889	18,357
Other non-current liabilities	7,020	11,458

Total liabilities	119,391	113,315

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 74,645 and 73,636 shares issued and outstanding	75	74
Capital in excess of par value	2,056,519	2,048,090
Accumulated deficit	(1,938,750)	(1,934,715)
Accumulated other comprehensive loss	(168)	(467)

Total stockholders’ equity	117,676	112,982

Total liabilities and stockholders’ equity	$237,067	$226,297

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net sales	$62,856	$60,960	$172,346	$193,638
Cost of sales	33,059	39,564	101,064	121,797

Gross profit	29,797	21,396	71,282	71,841

Operating expenses:
Research and development	10,021	9,403	29,554	28,381
Selling, general and administrative	16,931	15,166	48,623	47,102
Amortization of intangibles	45	110	179	1,233

Total operating expenses	26,997	24,679	78,356	76,716

Income (loss) from operations	2,800	(3,283)	(7,074)	(4,875)
Interest income, net	1,182	669	3,349	1,828
Other income (expense), net	137	(288)	173	(643)

Income (loss) before income taxes	4,119	(2,902)	(3,552)	(3,690)
Provision for (benefit from) income taxes	103	(11)	482	25

Net income (loss)	$4,016	$(2,891)	$(4,034)	$(3,715)

Net income (loss) per share — basic	$0.05	$(0.04)	$(0.05)	$(0.05)

Net income (loss) per share — diluted	$0.05	$(0.04)	$(0.05)	$(0.05)

Weighted average shares — basic	74,588	73,554	74,286	73,168

Weighted average shares — diluted	75,050	73,554	74,286	73,168

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(4,034)	$(3,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	672	2,311
Depreciation	5,719	6,278
Stock-based compensation	4,376	9
Loss on disposal of fixed assets	55	15
Deferred income taxes	—	(282)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(9,314)	16,774
Inventories	2,877	22
Prepaid expenses and other assets	(8,133)	2,275
Accounts payable	3,486	(2,727)
Deferred revenue	2,474	4,774
Income taxes payable	366	(706)
Accrued excess facilities costs	683	(3,530)
Accrued and other liabilities	764	(12,475)

Net cash provided by (used in) operating activities	(9)	9,023

Cash flows from investing activities:
Purchases of investments	(58,061)	(47,202)
Proceeds from sales of investments	71,030	49,053
Acquisition of property and equipment	(3,677)	(4,232)
Acquisition of BTL, net of cash received	—	(5,955)

Net cash provided by (used in) investing activities	9,292	(8,336)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,017	6,281
Repayments under bank line and term loan	(615)	(829)
Repayments of capital lease obligations	(61)	(72)

Net cash provided by financing activities	3,341	5,380

Effect of exchange rate changes on cash and cash equivalents	(38)	134

Net increase in cash and cash equivalents	12,586	6,201
Cash and cash equivalents at beginning of period	37,818	26,603

Cash and cash equivalents at end of period	$50,404	$32,804

Supplemental disclosure of cash flow information:
Income tax payments, net	$177	$118
Interest paid during the period	$94	$269
Non-cash investing and financing activities:
Issuance of restricted common stock for BTL acquisition	$—	$1,831
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on April 26, 2006. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2006, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
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
Note 2: Recent Accounting Pronouncements
In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-03). The Company is required to adopt the provisions of EITF No. 06-03 beginning in fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108`). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial statements.
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
The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 29, 2006 was $1.2 million and $4.4 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three and nine months ended September 30, 2005.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.
As stock-based compensation expense recognized in our results for the three and nine months ended September 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
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
Also see Note 10 for further discussion of stock-based compensation.
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

Identified intangible assets, including existing technology and customer relationships are being amortized over their useful lives of three years; tradename/trademarks are being amortized over their useful lives of two years; and order backlog was amortized over its useful life of three months.
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
Note 5: Cash, Cash Equivalents and Investments
At September 29, 2006 and December 31, 2005, cash, cash equivalents and short-term investments are summarized as follows (in thousands):

	September 29,	December 31,
	2006	2005
Cash and cash equivalents	$50,404	$37,818

Short-term investments:
Less than one year	57,326	56,605
Due in 1-2 years	2,994	16,405

Total short-term investments	60,320	73,010

Total cash, cash equivalents and short-term investments	$110,724	$110,828

The following is a summary of available-for-sale securities (in thousands).

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
September 29, 2006
U.S. government debt securities	$21,992	$20	$(65)	$21,947
Corporate debt securities	36,826	26	(54)	36,798
Other debt securities	1,575	—	—	1,575

Total	$60,393	$46	$(119)	$60,320

December 31, 2005
U.S. government debt securities	$20,264	$—	$(146)	$20,118
Corporate debt securities	46,873	3	(209)	46,667
Other debt securities	6,225	—	—	6,225

Total	$73,362	$3	$(355)	$73,010

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

In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 29, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government debt securities	$8,206	$(43)	$8,260	$(22)	$16,466	$(65)
Corporate debt securities	8,293	(33)	14,010	(20)	22,303	(53)

Total	$16,499	$(76)	$22,270	$(42)	$38,769	$(118)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 6: Inventories

(In thousands)	September 29, 2006	December 31, 2005
Raw materials	$11,690	$14,392
Work-in-process	2,881	4,131
Finished goods	21,064	20,029

	$35,635	$38,552

Note 7: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of September 29, 2006 and December 31, 2005 (in thousands):

	September 29, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount *	Amortization	Amount	Amount *	Amortization	Amount
Identified intangibles:
Developed core technology	$29,839	$(28,875)	$964	$29,663	$(28,315)	$1,348
Customer base	31,909	(31,909)	—	31,904	(31,904)	—
Trademark and tradename	4,218	(4,218)	—	4,190	(4,142)	48
Supply agreement	3,510	(3,256)	254	3,464	(3,109)	355

Subtotal of identified intangibles	69,476	(68,258)	1,218	69,221	(67,470)	1,751
Goodwill	4,614	—	4,614	4,896	—	4,896

Total goodwill and other intangibles	$74,090	$(68,258)	$5,832	$74,117	$(67,470)	$6,647

*	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.1 and $0.3 million for intangible assets and approximately $0.3 and $0.3 million for goodwill as of September 29, 2006 and December 31, 2005, respectively.
The changes in the carrying amount of goodwill for the nine months ended September 29, 2006 are as follows (in thousands):

Goodwill
Balance as of January 1, 2006	$4,896
Purchase price adjustments*	(531)
Foreign currency translation adjustments	249

Balance as of September 29, 2006	$4,614

*	Purchase price adjustments that affect existing goodwill were due to deferred taxes.

For the three and nine months ended September 29, 2006, the Company recorded a total of $0.2 million and $0.7 million, of amortization expense for identified intangibles, of which $0.2 million and $0.5 million, was included in cost of sales, respectively. For the three and nine months ended September 30, 2005, the Company recorded a total of $0.3 and $2.3 million of amortization expense for identified intangibles, of which $0.2 million and $1.1 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next three years is as follows (in thousands):

Years Ending December 31,	Amounts
2006 (remaining 3 months)	$215
2007	860
2008	143

Total	$1,218

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
As of September 29, 2006, accrued excess facilities cost totaled $24.3 million of which $6.4 million was included in current accrued liabilities and $17.9 million in other non-current liabilities. The Company incurred cash outlays of $3.5 million during the first nine months of 2006 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $1.7 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2006 and to pay the remaining $22.6 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.
During the fourth quarter of 2005, in response to the consolidation of the Company’s two operating segments into a single segment as of January 1, 2006, the Company implemented workforce reductions of approximately 40 full-time employees across all functions and primarily in our U.S. operations and recorded severance and other costs of approximately $1.1 million. No liability remains as of September 29, 2006.
During the second quarter of 2006, the Company streamlined its senior management team primarily in the U.S. operations and recorded severance and other costs of approximately $1.0 million. We expect the remaining payments related to these actions to be paid by the end of the second quarter of 2007.
During the third quarter of 2006, the Company recorded a net charge in selling, general and administrative expenses for excess facilities of $2.1 million. The Company recorded a charge of $3.8 million, net of estimated sublease income, in accordance with the provisions of FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” for two buildings which were vacated during the third quarter in connection with a plan to make more efficient use of our Sunnyvale campus. The $5.9 million accrued excess facility costs for these buildings also includes the reclassification of a deferred rent liability of $2.1 million. In addition, during the third quarter of 2006, the Company recorded a benefit of $1.7 million as a result of a revision to estimates of projected sublease income on entering into sublease agreements for certain buildings previously exited under EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This benefit partially offsets the charge recorded by the Company in the third quarter of 2006 from the consolidation of its Sunnyvale campus.

The following table summarizes restructuring activities (in thousands):

	Workforce	Management	Excess	Campus
	Reduction	Reduction	Facilities	Consolidation	Total
Balance at December 31, 2005	$635	$—	$23,576	$—	$24,211
Provisions/(recoveries)	(25)	962	(1,743)	5,947	5,141
Cash payments, net of sublease income	(610)	(451)	(3,521)	—	(4,582)

Balance at September 29, 2006	$—	$511	$18,312	$5,947	$24,770

Note 9: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006, and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At September 29, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at September 29, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of September 29, 2006, $0.7 million was outstanding under the equipment term loan portion of this facility and there were no additional borrowings in 2005 or 2006. The term loan is repayable monthly, including principal and interest at 8.75% per annum on outstanding borrowings as of September 29, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 15), there were no other outstanding borrowings or commitments under the line of credit facility as of September 29, 2006.
Note 10: Benefit Plans
Stock Option Plans. Harmonic has reserved 12,329,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 of such grant per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants have a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. Harmonic has a total of 728,000 shares of Common Stock reserved for issuance under the Director Plans. The Plan provides for the grant of non-statutory stock options to certain non-employee directors of Harmonic pursuant to an automatic, non-discretionary grant mechanism. Options are granted at the fair market value of the stock at the date of grant for periods not exceeding seven years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year.

The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(In thousands except exercise price)
Balance at December 31, 2005	3,984	9,064	$13.05
Shares authorized	300	—	—
Options granted	(1,947)	1,947	5.64
Options exercised	—	(197)	3.73
Options canceled	1,462	(1,462)	11.41
Options expired	—	(94)	43.99

Balance at September 29, 2006	3,799	9,258	11.64

Options vested and exercisable as of September 29, 2006		6,297	11.90

Options vested and expected-to-vest as of September 29, 2006		8,859	$14.27

The weighted-average fair value of options granted for the nine months ended September 29, 2006 was $3.62.
The following table summarizes information regarding stock options outstanding at September 29, 2006:

			Stock Options Outstanding			Stock Options Exercisable
				Weighted-
				Average
			Number	Remaining		Number
Range of Exercise			Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Weighted Average
Prices			September 29, 2006	(Years)	Exercise Price	September 29, 2006	Exercise Price
				(In thousands, except exercise price and life)
$ 1.75	—	5.56	1,403	6.3	$3.90	866	$3.50
5.62	—	5.87	2,317	7.2	5.86	367	5.84
5.88	—	8.93	1,450	5.9	8.02	1,122	7.99
9.00	—	9.29	1,156	5.2	9.17	1,039	9.16
9.53	—	13.82	1,262	4.7	10.64	1,233	10.64
14.50	—	25.17	988	3.6	22.96	988	22.96
25.50	—	121.68	682	3.1	44.57	682	44.57

			9,258	5.6	$11.64	6,297	$14.27

The weighted-average remaining contractual life for all exercisable stock options at September 29, 2006 was 4.9 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at September 29, 2006 was 5.5 years.
Aggregate pre-tax intrinsic value of options outstanding and exercisable at September 29, 2006 was $8.8 million and $4.2 million, respectively. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $8.2 million at September 29, 2006. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $7.36 as of September 29, 2006, and the exercise price multiplied by the applicable number of options. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of exercised stock options was $0.1million and $0.3 million during the three and nine months ended September 29, 2006, respectively.
Employee Stock Purchase Plan.
In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the

Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Prior to the approval of the June 2006 amendment, each offering period had a maximum duration of two years and consisted of four six-month purchase periods. Offering periods and purchase periods generally began on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first nine months of 2006 and the years 2005 and 2004, the number of shares of stock issued under the purchase plans were 811,565; 705,171 and 774,683 shares at weighted average prices of $4.04, $5.05 and $2.32, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $1.44, $1.82 and $2.68 for the first nine months of 2006 and the years 2005 and 2004, respectively. At September 29, 2006, there were 2,483,495 shares reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. This amount has been increased to $1,000 effective January 1, 2006. Such amounts totaled $0.1 million and $0.3 million in the third quarter and first nine months of 2006, respectively.
Stock-based Compensation
The following table summarizes the impact of options from SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2006 and September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 29, 2006	September 29, 2006
Employee stock-based compensation in:
Cost of sales	$184	$727

Research and development expense	331	1,304
Sales, general and administrative expense	729	2,342

Total employee stock-based compensation in operating expense	1,060	3,646

Total employee stock-based compensation	1,244	4,373

Amount capitalized in inventory	38	38
Total other stock-based compensation (1)	—	2

Total stock-based compensation	$1,282	$4,413

(1)	Other stock-based compensation represents charges related to non-employee stock options.
As of September 29, 2006, total unamortized stock-based compensation cost related to unvested stock options was $6.9 million, with the weighted average recognition period of 1.4 years.

The table below reflects net loss and net loss per share, and pro forma information for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(pro forma)	(pro forma)
Net loss, before stock-based compensation for employees, prior period	$(2,891)	$(3,715)
Less: Stock-based compensation expense previously determined under fair value based method, net of related tax effects	(2,594)	(6,740)

Net loss, after effect of stock-based compensation for employees	$(5,485)	$(10,455)

Net loss per share:
Basic — as reported for prior period	$(0.04)	$(0.05)

Basic — after effect of stock-based compensation for employees	$(0.07)	$(0.14)

Diluted — as reported for prior period	$(0.04)	$(0.05)

Diluted — after effect of stock-based compensation for employees	$(0.07)	$(0.14)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Expected life (years)	4.75	3.2	4.75	3.7
Volatility	69%	91%	76%	96%
Risk-free interest rate	4.9%	3.8%	4.6%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Expected life (years)	0.5	0.8	0.5	0.8
Volatility	56%	61%	56%	69%
Risk-free interest rate	5.07%	3.7%	5.07%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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

Note 11: Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and potential common shares outstanding during the period if their effect is dilutive. The diluted net loss per share is the same as basic net loss per share for the nine months ended September 29, 2006 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three and nine months ended September 29, 2006, 8.9 million and 11.0 million, respectively, of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, because their effect was antidilutive. During the three and nine months ended September 30, 2005, 9.7 million and 10.3 million, respectively, of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, because their effect was antidilutive.
Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net income (loss) (numerator)	$4,016	$(2,891)	$(4,034)	$(3,715)

Shares calculation (denominator):
Weighted average shares outstanding — basic	74,588	73,554	74,286	73,168
Effect of dilutive securities:
Potential common stock relating to stock options	462	—	—	—

Average shares outstanding — diluted	75,050	73,554	74,286	73,168

Net income (loss) per share — basic	$0.05	$(0.04)	$(0.05)	$(0.05)

Net income (loss) per share — diluted	$0.05	$(0.04)	$(0.05)	$(0.05)

Note 12: Comprehensive Income (Loss)
The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net income (loss)	$4,016	$(2,891)	$(4,034)	$(3,715)
Change in unrealized gain (loss) on investments, net	83	(35)	173	(46)
Foreign currency translation	19	(286)	125	(164)

Total comprehensive income (loss)	$4,118	$(3,212)	$(3,736)	$(3,925)

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

Geographic Information (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net sales:
United States	$29,265	$33,954	$81,968	$115,526
Canada	7,408	2,591	12,216	6,515
International	26,183	24,415	78,162	71,597

Total	$62,856	$60,960	$172,346	$193,638

In the third quarter of 2006, sales to Cox Communications and Comcast accounted for 13% and 10% of net sales, respectively, and in the third quarter of 2005, sales to a reseller for a major telco accounted for 13% of net sales. In the first nine months of 2006, no customer had sales that accounted for more than 10% of net sales, and in the first nine months of 2005, sales to Comcast accounted for 21% of net sales.
Note 14: Related Party
A director of Harmonic is also a director of Terayon Communications, from which the Company purchases products for resale. Product purchases from Terayon were approximately $1.3 million and $2.8 million, for the three and nine months ended September 29, 2006, respectively. Product purchases from Terayon were approximately $1.9 million and $18.9 million, for the three and nine months ended September 30, 2005, respectively. As of September 29, 2006 and December 31, 2005, Harmonic had liabilities to Terayon of approximately $0.9 million and $0.7 million, respectively, for inventory purchases.
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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Balance at beginning of the period	$6,018	$5,425	$6,166	$5,429
Accrual for warranties	1,383	1,517	3,404	4,042
Warranty costs incurred	(985)	(1,128)	(3,154)	(3,678)
BTL acquisition	—	—	—	21

Balance at end of the period	$6,416	$5,814	$6,416	$5,814

Standby Letters of Credit. As of September 29, 2006 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.8 million.
Indemnification Obligations. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through September 29, 2006.
Guarantees. As of September 29, 2006, Harmonic had no other guarantees outstanding.

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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded on with a Motion to Dismiss. Briefing on the motion was completed in August 2006. There will be no hearing unless the Court requests one.
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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleged facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint named as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also named Harmonic as a nominal defendant. The complaint alleged claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for December 19, 2006.
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
Note 17: Entone Acquisition
In the third quarter of 2006, Harmonic entered into a definitive agreement to acquire the video networking software business of Entone Technologies, Inc., a privately-held company based in San Mateo, Ca, with research and development facilities in Hong Kong. The Entone software solutions—encompassing content ingest, distributed content management and video streaming—facilitate the provisioning of personalized video services including video-on-demand (VOD), network personal video recording (nPVR), time-shifted television and targeted advertisement insertion. By combining Harmonic’s industry-leading video headend, edge and access network solutions with Entone’s on-demand software, Harmonic expects to be able to provide cable, satellite and telco/IPTV service providers an advanced and uniquely integrated delivery system for the next generation of both broadcast and personalized IP-delivered video services.
The agreed upon purchase price is comprised of $26 million in cash and the value of 3.54 million shares of Harmonic common stock (with an approximate market value of $19.0 million at August 21, 2006), as determined in accordance with the terms of the definitive agreement. In addition, Harmonic will assume certain liabilities of $1.5 million and invest $2.5 million in the form of a convertible note in Entone’s consumer premise equipment (CPE) business, which will be spun out to Entone’s existing stockholders immediately prior to the closing of the acquisition. The Company currently expects the acquisition of Entone will be completed in the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations of continued customer concentration; our expectations regarding future sales for a major telecommunications operator; our expectations that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectation that, following the acquisition of Entone, we will be able to provide cable, satellite and telco/IPTV service providers with an advanced and uniquely integrated delivery system for the next generation of broadcast and personalized IP-delivered video services; our expectations regarding our capital expenditures during the remainder of 2006; our expectation that we will not receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under our ESPP; our expectations regarding the amount of amortization expense we will incur during the remainder of 2006; our expectation that near-term changes in foreign exchange rates will not have a material impact on our operating results, financial position and liquidity; our belief that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
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
In the third quarter of 2006, Harmonic’s net sales increased 3% compared to the third quarter of 2005, although net sales in the first nine months of 2006 decreased by 11% compared to the first nine months of 2005. We believe that the increase in sales in the third quarter of 2006 compared to the same period in 2005 was due to increased shipments of a broad range of new video delivery solutions to domestic cable customers and new international telco and satellite customers. The decrease in net sales in the first nine months of 2006 compared to the first nine months of 2005 was attributable to weaker spending by domestic cable customers in the first half of 2006, the significant amount of third party products sold to our end customers in the first nine months of 2005, as well as supply chain constraints and delays in the completion of projects for our international telco customers during the first nine months of 2006. Our quarterly and annual results may fluctuate significantly due to spending by our customers, our revenue recognition policies and the timing of the receipt of orders, as well as other factors, including those set forth in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the third quarter of 2006, sales to Cox Communications and Comcast accounted for 13% and 10% of net sales, respectively, and in the third quarter of 2005, sales to a reseller for a major telco accounted for 13% of net sales. In the first nine months of 2006, no customer had sales that accounted for more than 10% of net sales, and in the first nine months of 2005, sales to Comcast accounted for 21% of net sales.
Sales to customers outside of the U.S. in the third quarter and first nine months of 2006 represented 53% and 52% of net sales, respectively, compared to 44% and 40% for the comparable periods in 2005. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 9% of net sales in the first nine months of 2006 compared to 7% for the comparable period of 2005. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
In the third quarter of 2006, the Company completed its facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. The Company also revisited its estimates of excess facilities reserves for buildings previously vacated due to entering into sublease agreements during the quarter. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006.
In May 2006, the Company’s Board of Directors appointed Patrick J. Harshman as President and Chief Executive Officer, replacing Anthony Ley, who retired after 18 years with the Company. Mr. Ley carries on as a consultant to the Company and as chairman of its Board of Directors. Following Dr. Harshman’s appointment, the Company announced a reorganization of its senior management, resulting in a charge of approximately $1 million in severance costs in the second quarter of 2006.
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
In the third quarter of 2006, Harmonic entered into a definitive agreement to acquire the video networking software business of Entone Technologies, Inc., a privately-held company based in San Mateo, Ca, with research and development facilities in Hong Kong. The Entone software solutions—encompassing content ingest, distributed content management and video streaming—facilitate the provisioning of personalized video services including video-on-demand (VOD), network personal video recording (nPVR), time-shifted television and targeted advertisement insertion. By combining Harmonic’s industry-leading video headend, edge and access network solutions with Entone’s on-demand software, Harmonic expects to be able to provide cable, satellite and telco/IPTV service providers an advanced and uniquely integrated delivery system for the next generation of both broadcast and personalized IP-delivered video services.
The agreed upon purchase price is comprised of $26 million in cash and the value of 3.54 million shares of Harmonic common stock (with an approximate market value of $19.0 million at August 21, 2006), as determined in accordance with the terms of the definitive agreement. In addition, Harmonic will assume certain liabilities of $1.5 million and invest $2.5 million in the form of a convertible note in Entone’s consumer premise equipment (CPE) business, which will be spun out to Entone’s existing stockholders immediately prior to the closing of the acquisition.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2006 and notes to condensed consolidated financial statements as of and for the three and nine month periods ended September 29, 2006, included herein. Our most critical accounting policies include the following:
–	revenue recognition;

–	allowances for doubtful accounts, returns and discounts;

–	valuation of inventories;

–	impairment of long-lived assets;

–	restructuring costs and accruals for excess facilities;

–	assessment of the probability of the outcome of current litigation;

–	accounting for income taxes; and

–	stock-based compensation.
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
The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 29, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 29, 2006 was $1.2 million and $4.4 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three and nine months ended September 30, 2005.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.
As stock-based compensation expense recognized in our results for the third quarter and the first nine months of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
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
Also see Note 10 to the Condensed Consolidated Financial Statements on Stock-Based Compensation.
Results of Operations
Harmonic’s historical consolidated statements of operations data for the third quarter and first nine months of 2006 and 2005 as a percentage of net sales, are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	53	65	59	63

Gross profit	47	35	41	37
Operating expenses:
Research and development	16	15	17	15
Selling, general and administrative	27	25	28	24
Amortization of intangibles	—	—	—	1

Total operating expenses	43	40	45	40
Income (loss) from operations	4	(5)	(4)	(3)
Interest income, net	2	1	2	1
Other income (expense), net	—	(1)	—	—

Income (loss) before income taxes	6	(5)	(2)	(2)
Provision for (benefit from) income taxes	—	—	—	—

Net income (loss)	6%	(5)%	(2)%	(2)%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the third quarter and first nine months of 2006 compared with the corresponding periods in 2005 are presented by product line in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated net sales in the third quarter and first nine months of 2006 compared with the corresponding periods in 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Product Sales Data:	2006	2005	2006	2005
Video Processing	$26,116	$24,668	$66,363	$99,077
Edge and Access	25,143	27,412	77,029	68,947
Software, Support and Other	11,597	8,880	28,954	25,614

Net sales	$62,856	$60,960	$172,346	$193,638

Video Processing increase (decrease)	$1,448		$(32,714)
Edge and Access increase (decrease)	(2,269)		8,082
Software, Support and Other increase	2,717		3,340

Total increase (decrease)	$1,896		$(21,292)

Video Processing percent change	5.9%		(33.0)%
Edge and Access percent change	(8.3)%		11.7%
Software, Support and Other percent change	30.6%		13.0%
Total percent change	3.1%		(11.0)%
Net sales increased in the third quarter of 2006 compared to the same period of 2005 due to increased shipments to domestic cable customers and shipments to new international telco and satellite customers. In the video processing product lines, revenue increased primarily due to shipments of encoder and stream processing products to domestic cable customers, partially offset by a decrease in the sale of third party products. The edge and access products line experienced a decrease in sales in the third quarter of 2006 compared to the third quarter of 2005 as sales to a major domestic telco decreased significantly, which were partially offset by an increase in sales to international telco customers, primarily in Europe. Software revenue increased in the third quarter of 2006 compared to the prior year primarily due to the introduction of new products. Third party product sales decreased by approximately $2.1 million in the third quarter of 2006, compared to the corresponding period in 2005.
Net sales decreased in the first nine months of 2006 compared to the same period of 2005 principally due to the decrease in the sale of third party products to our end customers, supply chain constraints resulting in product shortages, delays in the completion of certain projects for international telco customers and decreased spending by domestic cable customers for major digital headend projects. In the video processing product line, sales of encoder and stream processing products decreased by approximately $18.2 million in the first nine months of 2006 compared to the same period in the prior year due to lower spending for major digital headend projects by domestic cable companies. Delays in the completion of certain projects underway with our international telco customers resulted in less revenue being recognized. In addition, sales of third party products to end customers decreased by approximately $14.6 million in the first nine months of 2006 compared to the same period in 2005. The edge and access products line, which includes certain VOD products, experienced a significant increase in revenue in the first nine months of 2006 compared to the first nine months of 2005 as telcos and other broadband operators continued to introduce and expand video and other services, primarily in the U.S. and European markets.

Net Sales — Geographic
Harmonic’s domestic and international net sales in the third quarter and first nine months of 2006 compared with the corresponding periods in 2005 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales in the third quarter and first nine months of 2006 compared with the corresponding periods in 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Geographic Sales Data:	2006	2005	2006	2005
U.S	$29,265	$33,954	$81,968	$115,526
International	33,591	27,006	90,378	78,112

Net sales	$62,856	$60,960	$172,346	$193,638

U.S. decrease	$(4,689)		$(33,558)
International increase	6,585		12,266

Total increase (decrease)	$1,896		$(21,292)

U.S. percent change	(13.8)%		(29.0)%
International percent change	24.4%		15.7%
Total percent change	3.1%		(11.0)%
The decreased U.S. sales in the third quarter and the first nine months of 2006 compared to the corresponding periods in 2005 was principally due to fewer sales of third party products to end customers and lower spending by a major domestic telco.
International sales in the third quarter and the first nine months of 2006 increased significantly compared to the corresponding periods in 2005 primarily due to sales to telcos in the European market. The increased international sales in the third quarter of 2006 as compared to the same period of 2005, was also due to increased international capital spending by customers primarily in Europe, Canada and Asia. As a result of these factors, we expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the third quarter and first nine months of 2006 as compared with the corresponding prior year periods of 2005 are presented in the tables below. Also presented is the related dollar and percentage decrease in gross profit in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Gross profit	$29,797	$21,396	$71,282	$71,841
As a % of net sales	47.4%	35.1%	41.4%	37.1%

Increase (decrease)	$8,401		$(559)
Percent change	39.3%		(0.8)%
The increase in gross profit in the third quarter of 2006 as compared to the corresponding period of 2005 was primarily due to higher sales, an increase in gross margin percentage, lower amortization of intangibles and a one-time benefit arising from successful progress on a European telco project. The gross margin percentage in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 was higher primarily due to a higher proportion of digital video and service revenue, which carry higher gross margins than the average gross margins for our products, lower sales of third party products to our end customers in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005, sales of which products have significantly lower gross margins than the average gross margin on sales of our products and the benefit for successful progress on a European telco project.

In the first nine months of 2006, $0.5 million of amortization of intangibles was included in cost of sales compared to $1.1 million in the first nine months of 2005. The lower amortization in the first nine months of 2006 was due to certain intangibles arising from the BTL acquisition being fully amortized in the third quarter of 2006. We expect to record approximately $0.2 million in amortization of intangibles in cost of sales in the remaining three months of 2006 due to the acquisition of BTL in February 2005.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2006, as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in research and development expense in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Research and development expense	$10,021	$9,403	$29,554	$28,381
As a % of net sales	15.9%	15.4%	17.1%	14.7%

Increase	$618		$1,173
Percent change	6.6%		4.1%
The increase in research and development expense in the third quarter of 2006 as compared to the same period in 2005 was primarily the result of increased use of outside consulting services associated with the development of new products of $0.3 million and stock-based compensation expense of $0.3 million. The increase in research and development expense in the first nine months of 2006 as compared to the same period in 2005 was primarily the result of increased use of outside consulting services associated with the development of new products of $1.3 million and stock-based compensation expense of $1.3 million, which was partially offset by lower compensation expense of $0.9 million from reductions in headcount and incentive compensation and lower prototype materials expense of $0.4 million.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2006, as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage decrease in selling, general and administrative expense in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Selling, general and administrative expense	$16,931	$15,166	$48,623	$47,102
As a % of net sales	26.9%	24.9%	28.2%	24.3%

Increase	$1,765		$1,521
Percent change	11.6%		3.2%
The increase in selling, general and administrative expense in the third quarter of 2006 compared to the same period in 2005 was primarily the result of the net excess facilities charge of $2.1 million in the third quarter of 2006 for the campus consolidation and stock-based compensation expense of $0.7 million, partially offset by lower facilities overhead expenses of $0.4 million, lower compensation expenses of $0.2 million and lower trade show expenses of $0.1 million. The increase in selling, general and administrative expense in the first nine months of 2006 compared to the same period in 2005 was primarily a result of the net excess facilities charge of $2.1 million for the campus consolidation, stock-based compensation expense of $2.3 million, which were partially offset by lower compensation expenses of $1.0 million, lower facilities overhead expenses of $1.0 million, lower trade show expenses of $0.3 million and lower corporate governance costs of $0.4 million.

Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 are presented in the table below. Also presented is the related dollar and percentage decrease in amortization of intangible assets in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Amortization of intangibles	$45	$110	$179	$1,233
As a % of net sales	0.1%	0.2%	0.1%	0.6%

Decrease	$(65)		$(1,054)
Percent change	(59.1)%		(85.5)%
The decrease in the amortization of intangibles in the third quarter of 2006 compared to the same period in 2005 was primarily due to the completion of amortization of certain items acquired in connection with the BTL transaction during the third quarter of 2006. The decrease in the amortization of intangibles in the first nine months of 2006 compared to the same period in 2005 was primarily due to the completion of amortization of the DiviCom intangible assets during the first nine months of 2005. Harmonic expects to record a total of approximately $45,000 in amortization of intangibles in operating expenses in the remaining three months of 2006 due to the intangible assets resulting from the acquisition of BTL in February 2005.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net, in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Interest income, net	$1,182	$669	$3,349	$1,828
As a % of net sales	1.9%	1.1%	1.9%	0.9%

Increase	$513		$1,521
Percent change	76.7%		83.2%
The increase in interest income, net, in third quarter and the first nine months of 2006 compared to the corresponding periods of 2005 was due primarily to higher interest rates on the cash and short-term investments portfolio and lower interest expense due to a lower debt balance in the third quarter and the first nine months of 2006 as compared to the corresponding periods in 2005.

Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005, are presented in the table below. Also presented is the related dollar and percentage increase in other income (expense), net, in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Other income (expense)	$137	$(288)	$173	$(643)
As a % of net sales	0.2%	(0.5)%	0.1%	(0.3)%

Increase	$425		$816
Percent change	147.6%		126.9%
The increase in other income (expense), net, in the third quarter and first nine months of 2006 compared to the corresponding periods of 2005 was primarily due to lower foreign exchange losses in 2006.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the third quarter and first nine months of 2006, as compared with the corresponding periods of 2005, are presented in the tables below. Also presented is the related dollar and percentage increase in income taxes in the third quarter and first nine months of 2006 as compared with the corresponding periods of 2005 (in thousands, except percentages).

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Provision for (benefit from) income taxes	$103	$(11)	$482	$25
As a % of net sales	0.2%	0.0%	0.3%	0.0%

Increase	$114		$457
Percent change	1,036.4%		1,828.0%
The increase in the provision for income taxes in the third quarter and the first nine months of 2006 compared to the corresponding periods in 2005 was due to higher foreign income taxes.
Liquidity and Capital Resources

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2006	2005
Cash, cash equivalents and short-term investments	$110,724	$104,883
Net cash provided by (used in) operating activities	$(9)	$9,023
Net cash used provided by (used in) investing activities	$9,292	$(8,336)
Net cash provided by financing activities	$3,341	$5,380
As of September 29, 2006, cash, cash equivalents and short-term investments totaled $110.7 million, compared to $110.8 million as of December 31, 2005. Cash used in operations was $9,000 in the first nine months of 2006, compared to cash provided by operations of $9.0 million in the first nine months of 2005. The increased use of cash in operating activities in the first nine months of 2006 was primarily due to higher accounts receivable and prepaid expenses, which was partially offset by higher accounts payable and deferred revenue. The higher accounts receivable was due to increased revenue in the third quarter of 2006 compared to the third quarter of 2005 and the timing of shipments during the quarter. The higher prepaid expenses were primarily due to the increase in deferred costs on projects. The higher accounts payable was due to increase in inventory purchases and the timing of payments. The higher deferred revenue was due to new projects and delays in the progress and completion of specific projects due to product shortages resulting in higher deferred costs in prepaid expenses and higher deferred revenue.
Additions to property, plant and equipment were $3.7 million during the first nine months of 2006 compared to $4.2 million in the first nine months of 2005. The decrease in the first nine months of 2006 from the comparable period in 2005 was primarily due to a decrease in the acquisition of test equipment. Harmonic currently expects capital expenditures to be approximately $5 million to $6 million during 2006.
In the third quarter of 2006, Harmonic entered into a definitive agreement to acquire the video networking software business of Entone Technologies, Inc., a privately-held company based in San Mateo, Ca, with research and development facilities in Hong Kong. The agreed upon purchase price is comprised of $26 million in cash and the value of 3.54 million shares of Harmonic common stock (with an approximate market value of $19.0 million at August 21, 2006), as determined in accordance with the terms of the definitive agreement. In addition, Harmonic will assume certain liabilities of $1.5 million and invest $2.5 million in the form of a convertible note in Entone’s consumer premise equipment (CPE) business, which will be spun out to Entone’s existing stockholders immediately prior to the closing of the acquisition.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $10.0 million of pre-merger tax liabilities remained outstanding at September 29, 2006 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Although we expect to make payments within the next 12 months for these tax liabilities, Harmonic is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability, LSI is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $23.7 million, including $3.7 million for equipment under a secured term loan. This facility, which was amended and restated in December 2005, expires in December 2006 and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At September 29, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2005 amendment resulted in the company paying a fee of approximately $33,000 and requiring payment of approximately $43,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at September 29, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are repayable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of September 29, 2006, $0.7 million was outstanding under the equipment term loan portion of this facility and there were no additional borrowings in 2005 or 2006. The term loan is payable monthly, including principal and interest at 8.75% per annum on outstanding borrowings as of September 29, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 15), there were no other outstanding borrowings or commitments under the line of credit facility as of September 29, 2006.
Harmonic’s cash and investment balances at September 29, 2006 were $110.7 million. We currently believe that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months, including the acquisition of Entone Technologies, which includes cash payments of $26 million for the acquisition and a $2.5 million investment in Entone’s CPE business, and final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. The completed stock offering in the fourth quarter of 2003 was part of a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 9% and 7% of net sales in the first nine months of 2006 and the full year of 2005, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At September 29, 2006, we had a forward contract to sell Euros totaling $4.1 million that matures during the fourth quarter of 2006. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded on with a Motion to Dismiss. Briefing on the motion was completed in August 2006. There will be no hearing unless the Court requests one.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleged facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint named as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also named Harmonic as a nominal defendant. The complaint alleged claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for December 19, 2006.

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
These capital spending patterns are dependent on a variety of factors, including:
–	access to financing;

–	annual budget cycles;

–	the impact of industry consolidation;

–	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

–	overall demand for communication services and the acceptance of new video, voice and data services;

–	evolving industry standards and network architectures;

–	competitive pressures, including pricing pressures;

–	discretionary customer spending patterns; and

–	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:
–	uncertainty related to development of digital video industry standards;

–	delays associated with the evaluation of new services, new standards, and system architectures by many operators;

–	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

–	a reduction in the amount of capital available to finance projects of our customers and potential customers;

–	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

–	economic and financial conditions in domestic and international markets; and

–	bankruptcies and financial restructuring of major customers.
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. An economic downturn or other factors could also cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Continued financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrain capital spending among our customers. In this regard, we believe that the bankruptcy of Adelphia Communications has led to capital spending delays and we cannot currently predict the impact of the sale of Adelphia Communications’ cable systems to Comcast and Time-Warner Cable on our future sales. As a result, we cannot assure you that we will maintain or increase our net sales in the future.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first nine months of 2006 and the years 2005 and 2004 accounted for approximately 48%, 54% and 55% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in November 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. NTL and Telewest, the two largest cable operators in the UK have recently completed their announced merger. In the telco market, AT&T has announced an agreement to acquire Bell South and has recently received approval from the Department of Justice for the merger. The sale of Adelphia Communications has led to further industry consolidation. In addition, rumors have circulated recently about the potential merger of DirecTV and Echostar, the two largest DBS operators in the U.S. In the third quarter of 2006 and the years 2005 and 2004, sales to Comcast accounted for 10%, 18% and 17%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2004 compared to 2003, both in absolute dollars and as a percentage of revenues. Furthermore, in the third and fourth quarters of 2005, sales for a major telco accounted for 13% of net sales. However, we do not expect to make continuing significant shipments for this telco after the second quarter of 2006, and we did not make any significant shipments for this telco in the third quarter of 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
–	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

–	changes in market demand;

–	the timing and amount of orders, especially from significant customers;

–	the timing of revenue recognition from solution contracts which may span several quarters;

–	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

–	the timing of completion of projects;

–	the need to replace revenue from shipments to a distributor for a major telco, which we do not expect to continue at the same level of revenue in 2006 as in 2005;

–	competitive market conditions, including pricing actions by our competitors;

–	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

–	our unpredictable sales cycles;

–	the amount and timing of sales to telcos, which are particularly difficult to predict;

–	new product introductions by our competitors or by us;

–	changes in domestic and international regulatory environments;

–	market acceptance of new or existing products;

–	the cost and availability of components, subassemblies and modules;

–	the mix of our customer base and sales channels;

–	the mix of our products sold;

–	changes in our operating expenses and extraordinary expenses;

–	the impact of SFAS 123(R), a recently adopted accounting standard which requires us to expense stock options;

–	our development of custom products and software;

–	the quantity of third-party products we sell, which products carry lower gross margins, compared to our own products;

–	the level of international sales; and

–	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
–	new video compression standards such as MPEG-4/H.264 and Microsoft’s Windows Media 9 broadcast profile (VC-1), for both standard definition and high definition services;

–	FTTP and DSL networks designed to facilitate the delivery of video services by telcos;

–	the greater use of protocols such as IP; and

–	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
–	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;

–	the use of digital video by businesses, governments and educators;

–	the entry of telcos into the video business to allow them to offer the “triple play”;

–	growth in HDTV, on-demand services and mobile video;

–	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

–	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.
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
We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.
Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:
–	are not cost effective;

–	are not brought to market in a timely manner;

–	are not in accordance with evolving industry standards and architectures;

–	fail to achieve market acceptance; or

–	are ahead of the market.
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
We are also currently marketing products for FTTP networks which certain telcos have begun to build. We believe that a number of our existing products can be deployed successfully in these networks and we have devoted considerable resources to obtaining orders, qualifying our products and hiring knowledgeable personnel. Shipments of products for a major telco’s FTTP projects represented 13% of sales in our third and fourth quarters of 2005. However, we do not expect to make significant shipments for this telco after the second quarter of 2006, and did not make significant shipments for this telco in the third quarter of 2006, and we have reduced the amount of resources devoted to these products. While we expect to continue to market these products to other customers, there can be no assurance that these efforts will be successful in the near future, or at all.
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
The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:
–	a significant technical evaluation;

–	a commitment of capital and other resources by cable, satellite, and other network operators;

–	time required to engineer the deployment of new technologies or new broadband services;

–	testing and acceptance of new technologies that affect key operations; and

–	test marketing of new services with subscribers.
For these and other reasons, our sales cycles generally last three to nine months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Additionally, orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004, and delays in the completion of certain projects underway with our international telco customers in the second quarter of 2006 resulted in lower revenue.
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
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 70 employees as of September 29, 2006, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain digital video products. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah and the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council have also heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations, and we cannot predict the effect of events in Israel on Harmonic in the future.
We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.
Sales to customers outside of the U.S. in the first nine months of 2006 and the years 2005 and 2004 represented 52%, 40% and 42% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
–	changes in foreign government regulations and telecommunications standards;

–	import and export license requirements, tariffs, taxes and other trade barriers;

–	fluctuations in currency exchange rates;

–	difficulty in collecting accounts receivable;

–	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

–	difficulty in staffing and managing foreign operations;

–	political and economic instability; and

–	changes in economic policies by foreign governments.
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

While the capital market concerns about the domestic cable industry have eased, market conditions remain difficult and capital spending plans are generally constrained. It is likely that further industry restructuring will take place via mergers or spin-offs, such as the Comcast/AT&T Broadband transaction in 2002 and the acquisition by The News Corporation Ltd. in December 2003 of an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV. This transaction followed regulatory opposition to the proposed acquisition of DIRECTV by EchoStar. We believe that uncertainty during 2002 regarding the proposed DIRECTV and EchoStar merger adversely affected capital spending by both of these parties as well as other customers. Rumors have again surfaced recently concerning a possible combination of these customers. More recently, restructuring of the industry has continued with the privatization of Cox Communications, the sale of Adelphia Communications out of bankruptcy to Comcast and Time-Warner, the sale of Cablevision’s VOOM! satellite assets to Echostar and the recently completed merger of UK cable operators NTL and Telewest. In addition, further business combinations may occur in our industry, and these further combinations could adversely affect our business. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, its capital spending plans, and our levels of business for the foreseeable future.
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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, on May 4, 2006 we announced that our Chairman, President and Chief Executive Officer, Anthony J. Ley, was retiring from his position as President and Chief Executive Officer effective immediately, and that he was being succeeded by our current Executive Vice President, Patrick J. Harshman. In addition, on November 6, 2006, we announced that our Senior Vice President of Operations and Quality, Israel Levi, was retiring from his position effective immediately, and that he was being succeeded by Charles Bonasera as Vice President of Operations. We cannot assure you that transitions of management personnel will not cause disruption to our operations or customer relationships, or a decline in our financial results.
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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has issued

FAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the three and nine months ended September 29, 2006, stock-based compensation expense recognized under SFAS 123(R) was $1.2 million and $4.4 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.
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
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of September 29, 2006 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
We believe that the proceeds of the stock offering we completed in November 2003, together with our existing liquidity sources, will satisfy our cash requirements for at least the next twelve months, including the acquisition of Entone Technologies, which includes cash payments of $26 million for the acquisition and a $2.5 million investment in Entone’s CPE business, and final settlement and payment of C-Cube’s pre-merger tax liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. The stock offering we completed in November 2003 related to a registration statement on Form S-3 declared effective by the SEC in April 2002. In April 2005, we filed another registration statement on Form S-3 with the SEC. Pursuant to these registration statements on Form S-3, which have been declared effective by the SEC, we will continue to be able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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
If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.
If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. For example, we had insufficient quantities of certain products to meet customer demand late in the second quarter of 2006 and, as a result, our revenues were lower than internal and external expectations. These product shortages are expected to have some continuing impact on our business until the end of this year. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on LSI Logic and a small privately held company for certain video encoding chips. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors since the merger with C-Cube involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional optical component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In late 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer. This agreement has automatic annual renewals unless prior notice is given.
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
We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. As of September 29, 2006, approximately $10.0 million of pre-merger tax liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in 11 countries. Harmonic paid $5.8 million of these tax obligations in February 2005, but is unable to predict when the remaining tax obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $10.0 million pre-merger tax liability after the February 2005 payments, LSI Logic is obligated to reimburse Harmonic.
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
We May Be Subject To Risks Associated With Acquisitions.
We have made, continue to consider making and may make investments in complementary companies, products or technologies. For example, on February 25, 2005, we acquired all of the issued and outstanding shares of Broadcast Technology Ltd., a private U.K. company. In connection with this and other acquisition transactions, such as the Entone acquisition currently in process, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations, integrating the acquired technology or products into ours or complying with internal control requirements of the Sarbanes-Oxley Act as a result of an acquisition. We also may face challenges in achieving the strategic objectives, cost savings or other benefits from these acquisitions and difficulties in expanding our management information systems to accommodate the acquired business. These difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded on with a Motion to Dismiss. Briefing on the motion was completed in August 2006. There will be no hearing unless the Court requests one.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleged facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint named as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also named Harmonic as a nominal defendant. The complaint alleged claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the

Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for December 19, 2006.
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
The Terrorist Attacks Of 2001 And The Ongoing Threat Of Terrorism Have Created Great Uncertainty And May Continue To Harm Our Business.
Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in the U.S. in 2001 and subsequent terrorist attacks in other parts of the world have created many economic and political uncertainties that have severely impacted the global economy, and have adversely affected our business. For example, following the 2001 terrorist attacks in the U.S., we experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate the stability and strength of the U.S. and other economies and the impact of economic conditions on our business.
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
Harmonic has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the Harmonic Board of Directors. These include provisions:
–	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;

–	limiting the liability of, and providing indemnification to, directors and officers;

–	limiting the ability of Harmonic stockholders to call and bring business before special meetings;

–	requiring advance notice of stockholder proposals for business to be conducted at meetings of Harmonic stockholders and for nominations of candidates for election to the Harmonic Board of Directors;

–	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

–	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 8, 2006.

HARMONIC INC.
By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer (Principal Financial and Accounting Office

EXHIBIT INDEX

Exhibit Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer