Form 10-K
period 2006-12-31
HARMONIC INC
filed 2007-03-15
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-25826
HARMONIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
549 Baltic Way, Sunnyvale, CA 94089
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
Series A Participating Preferred Stock, par value $0.001 per share	NASDAQ Global Market
Securities registered pursuant to section 12(g) of the Act:
None
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
Yes  ☐  No  ☑
Based on the closing sale price of the Common Stock on the NASDAQ Global Market on June 30, 2006, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $311,481,748. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 78,958,374 on February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006) are incorporated by reference in Part II and Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding trends related to our business and our expectations, beliefs, intentions or strategies regarding the future. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 13 in this document. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” “the Company,” “we,” “us,” “its,” and “our” as used in this Annual Report on Form 10-K refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

PART I

Item 1.	Business

OVERVIEW

We design, manufacture and sell products and systems that enable network operators to efficiently deliver broadcast and on-demand video services that include digital video, video-on-demand (VOD) and high definition television (HDTV) as well as high-speed Internet access and telephony. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators. We also provide our video processing solutions to direct broadcast satellite (DBS) operators and to telephone companies, or telcos, that offer video services to their customers.

Harmonic was initially incorporated in California in June 1988 and reincorporated into Delaware in May 1995. From our acquisition of C-Cube Microsystems’ DiviCom business in 2000 until the end of 2005, Harmonic was organized as two operating divisions, Convergent Systems, or CS, for digital video systems, and Broadband Access Networks, or BAN, for fiber optic systems. Each division had its own management team directing its product development and marketing strategies and its customer service requirements. Effective January 1, 2006, an organizational restructuring combined the Company’s CS division and BAN division into a single segment with financial results reported as a single segment as of the first quarter of 2006. A single sales force, organized geographically, has historically supported the divisions with appropriate product and market specialization as required, and it continues to sell the entire range of products of the Company.

On December 8, 2006, we completed the acquisition of the video networking software business of Entone Technologies, Inc. The solutions offered by the Entone video networking software business facilitate the provisioning of personalized video services, including VOD, network personal video recording (nPVR), time-shifted television and targeted advertisement insertion.

Our principal executive offices are located at 549 Baltic Way, Sunnyvale, California 94089. Our telephone number is (408) 542-2500.

INDUSTRY OVERVIEW

Demand for Broadband and Digital Video Services

The delivery to subscribers of television programming and Internet-based information and communication services is converging, driven in part by advances in technology and in part by changes in the regulatory and competitive environment. Viewers of video increasingly seek a more personalized and dynamic video experience which can be delivered to a variety of devices ranging from wide-screen high definition TV sets to mobile telephones. Today, there are a number of developing trends which impact the broadcasting and television business and that of our service provider customers who deliver video programming. These trends include:

On-Demand Services

The introduction of digital video recorders and network-based video-on-demand services is leading to changes in the way consumers watch television programming. Consumers are increasingly utilizing “time-shifting” and “ad-skipping” technology. Further advances in technology are likely to accelerate these trends, with cable, satellite and telco operators all announcing initiatives, often in conjunction with network broadcasters, to increasingly personalize subscribers’ video viewing.

High-Definition Television

The increasing popularity of HDTV sets and “home theater” equipment is putting pressure on broadcasters and pay-TV providers to offer additional HDTV content and higher quality video signals for both standard and high definition services. A recent report by Kagan Research projected that penetration of HDTV sets into US TV households would reach nearly 30% by the end of 2006.

Mobile Video

Several telcos in the U.S. and abroad have launched video service to cellular telephones and other hand-held devices. Certain cable operators have entered into agreements with mobile phone operators that are likely to lead to further expansion of mobile video services.

New Entrants and Distribution Methods

Several companies, including Google, Yahoo! and Apple, have recently announced their entry into the video distribution business and enable customers to download video content to personal computers and handheld devices. It is likely that the entry of these companies into the video distribution business will further change traditional video viewing habits and distribution methods.

These trends are expected to increase the demand from service providers for sophisticated digital video systems and optical network products, which are required to acquire video content from a variety of sources and deliver it to the end-user.

Competition and Deregulation

Competition among communication service providers worldwide to offer combinations of video, voice and data services has increased in recent years. As a result of regulatory changes, cable companies have moved to offer a range of broadband services, including broadcast digital video, VOD and HDTV, as well as internet access and telephony, over their cable systems. Following further regulatory changes, DBS operators have introduced local TV channels in most markets, allowing them to compete more effectively with cable multiple system operators, or MSOs. These DBS operators have now begun to add national and local high definition channels. In addition to the traditional competition between cable and satellite operators, many telephone companies, or telcos, have launched, or are planning to launch, video services to complement their existing high-speed data and voice services. This increasingly competitive environment is leading to higher capital spending by many of the market participants, in an effort to deploy attractive packages of service and to capture high revenue-generating subscribers. In addition to competition between these service providers, the increasing availability of video and television programming on the internet further adds to the competitive environment. Similar liberalization of regulatory regimes in foreign countries has abolished or exposed to competition incumbent broadcast and telecom monopolies. These developments have led to the establishment of new or expanded cable television networks, the launch of new DBS services and particularly, the entry of telephone companies into the business of providing video services.

Our Cable Market

To address increasing competition and demand for high-speed broadband services, cable operators have introduced digital video, voice and data services in addition to traditional analog video. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams. Cable operators have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video, allowing them to better compete against the substantial penetration of digital DBS services. These upgrades to digital video also allow cable operators to roll out HDTV and new interactive services such as VOD on their digital platforms. In order to provide high-speed Internet service, cable operators have deployed cable modems in an increasing number of their systems and are also upgrading and building out their networks to provide residential telephony and business services in a number of major markets. Major U.S. cable operators have indicated that the completion of major network upgrades, which involved significant labor and construction costs, has resulted in lower capital expenditures. However, in addition to upgrading and extending network infrastructure with fiber optics, in order to provide new services it is necessary for cable operators to invest in digital headend equipment that can receive, process and distribute content from a variety of sources in increasingly complex headends. For example, VOD services require video storage equipment and servers, systems to manage increasing amounts of different content and complemented by devices capable of routing, multiplexing and modulation for delivering signals to individual subscribers over a hybrid fiber-coax, or HFC, network. Additionally, the provision of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition channels. As these new services continue to attract increasing numbers of subscribers, cable operators have begun to upgrade headends with “digital simulcasting,” the first step in the transition to an all-digital network. Digital simulcasting makes all channels available in digital format, in addition to certain of the same channels in analog format for analog-only cable subscribers. Further improvements are being made to the transmission network to handle the greater volume and complexity of network traffic and to address competition from telcos. Although U.S. cable capital expenditures have declined in recent years, principally due to lower expenditures for network construction, certain cable operators have indicated that they will increase capital spending in 2007.

Our Satellite Market

Satellite operators around the world have established digital television services that serve millions of subscribers. These services are capable of providing up to several hundred channels of high quality standard definition video as well as increasing numbers of high definition channels. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not lend itself easily to two-way services, such as Internet access or VOD. As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, DBS providers are seeking to protect and expand their subscriber base in a number of ways. DBS operators have made local channels available in all major markets in standard definition format. In the U.S., must-carry regulations generally require DBS operators to transmit all local channels in any markets they serve, thereby adding constraints on channel capacity. Advances in digital compression technology allow DBS operators to cost-effectively add these new channels and to further expand their video entertainment offerings, although the need to provide more HDTV channels poses continuing bandwidth challenges and is expected to require further capital expenditures for satellite capacity and other infrastructure by such operators.

Our Telco Market

Telcos are also facing increasing competition and demand for high-speed residential broadband services. Like the cable networks, the telcos’ legacy networks were not well equipped to offer new services. The bandwidth and distance limitations of the copper-based last mile present difficulties in providing multiple video services to widespread geographic areas. As cable companies and certain new broadband service providers deliver video and are capturing data and voice customers, many telcos have added, or are planning to add, video services as a competitive response. Multi-channel video delivered over DSL lines has significant bandwidth constraints, but the use of video compression technology at very low bit rates and improvements in DSL technology have allowed many operators to introduce video services. Many major telcos are now implementing plans to rebuild or upgrade their networks to offer bundled video, voice and data services including initial mobile video services to hand-held devices such as cellular telephones.

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

The Market Opportunity

The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the headends and in the last mile of the communications infrastructure where homes connect to the local network. The construction of new networks or the upgrade and extension of existing networks to facilitate high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. The economic success of incumbent and new operators in a competitive environment will depend to a large extent on their ability to offer a choice of attractively priced packages of voice, video and data services to consumers, and to do so with high reliability and easy access to their network. Personalized video services, such as VOD, and the availability of TV sets equipped for HDTV, will require increasing amounts of bandwidth to the home in order to deliver maximum choice and flexibility. In addition, the delivery of live television and downloads to cellular telephones and other mobile devices poses bandwidth and management problems. Compression of video and data to utilize effectively the available bandwidth, the cost-effective management and transport of digital traffic within networks, and the construction of robust fat pipes for distribution of content are all essential elements to the ability of operators to maximize revenue and minimize capital expenditures and operating costs.

Current Industry Conditions

In recent years, the telecommunications industry has been impacted by financial difficulties in both the service and equipment sectors, including bankruptcies. Many of our domestic and international customers accumulated significant levels of debt and have undertaken reorganizations and financial restructurings. In particular, Adelphia Communications, a major domestic cable operator, declared bankruptcy in 2002. While we believe that the financial condition of many of our customers that underwent financial difficulties has now stabilized or improved, it is likely that continuing industry restructuring and consolidation will take place via mergers or spin-offs. For example, in 2006 Adelphia Communications sold its cable systems to Comcast and Time-Warner Cable, the largest U.S. MSOs. Also, NTL and Telewest, the major cable operators in the U.K., completed their merger during 2006. A controlling stake in DirecTV was sold in December 2006 to Liberty Media by News Corp. Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, capital spending plans, and our business for the foreseeable future.

PRODUCTS

Harmonic’s products generally fall into two principal categories, video processing solutions and edge and access products. In addition, we provide network management software and have recently introduced and acquired new application software products. Harmonic also provides technical support services to its customers worldwide. Our video processing solutions provide broadband operators with the ability to acquire a variety of signals from different sources, in different protocols, and to organize, manage and distribute this content to maximize use of the available bandwidth. Our edge products enable cable operators to deliver customized broadcast or narrowcast on-demand services to their subscribers. Our access products, which consist mainly of optical transmission products, node platforms and return path products, allow cable operators to deliver video, data and voice services over their networks.

Video Processing Products

DiviCom encoders.  We offer a line of high performance encoders, which provide compression of video, audio and data signals. Using our sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data transmission rates. Our encoders are available in the standard and high definition formats in both the MPEG-2 and the newer MPEG-4 video compression standards. Compliance with these widely adopted standards enables interoperability with products manufactured by other companies, such as set-top boxes and conditional access systems. Our recently introduced Electra 5400 encoder is a modular encoder capable of providing four MPEG-4 standard definition channels in both high and low resolution for traditional broadcast television as well as for delivery to PCs or mobile devices. Our MV500 and Electra 7000 encoders are designed for encoding of high definition television signals in MPEG-2 and MPEG-4, respectively. Our Electra 5000 and MV100 encoders are designed to function in both the MPEG-4 and MPEG-2 standards. Our Ion and Electra 1000 encoders are designed for lower cost, higher density applications.

Statistical multiplexing solutions.  We offer a variety of solutions which enable our customers to efficiently combine video streams generated by encoders into a single transport stream at the required data rate. These channel combinations, or “pools” can be in standard definition, high definition, or a combination of both. An important product for these applications is our DiviTrackIP which enable operators to combine inputs from different physical locations in a single multiplex.

Stream processing products.  Our stream processing products offer our customers a variety of capabilities which enable them to manage and organize digital streams in a format best suited to their particular delivery requirements and subscriber offerings. Specific applications include multiplexing, scrambling, re-encoding, rate-shaping and splicing. Our products for these applications include ProStream 1000 and 2000, and our Broadcast Network Gateway, or BNG.

Decoders and descramblers.  We provide integrated receivers-decoders to allow service providers to acquire content distributed from satellite and terrestrial broadcasters for distribution to their subscribers. These products are available in both standard and high definition formats. The Pro Stream 1000 can also be used as a bulk descrambler to enable operators to deliver up to 128 channels of video and efficiently descramble the content at small or remote headends.

Edge and Access Products

Edge products.  Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway, which integrates routing, multiplexing and modulation into a single package for the delivery of VOD services to subscribers over cable networks. The NSG is usually supplied with Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the hybrid fiber-coax (HFC) network. The most recent NSG product, the high-density NSG 9000, may also be used in switched broadcast applications as well as large-scale VOD deployments.

Transmitters and optical amplifiers.  The MAXLink transmitters and optical amplifiers operate at a wavelength of 1550 nm and serve long-haul applications. The MAXLink Plus further increases the channel capacity of cable and other networks and can transmit over distances in excess of 200 kilometers. The PWRLink series provides optical transmission primarily at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing (DWDM) system allows operators to expand the capacity of a single strand of fiber and also to provide narrowcast services directly from the headend to nodes. This ability can significantly reduce the size of hubs and the associated building and equipment maintenance costs.

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

Software Products

Management and control software.  Our NMX Digital Service Manager gives service providers the ability to control and visually monitor their digital video infrastructure at an aggregate level, rather than just discrete pieces of hardware, reducing their operational costs. Our NETWatch management system operates in broadband networks to capture measurement data and our software enables the broadband service operator to monitor and control the HFC transmission network from a master headend or remote locations. Our NMX Digital Service Manager and NETWatch software is designed to be integrated into larger network management systems through the use of simple network management protocol, or SNMP.

Application software.  ClearCut software provides operators with high-quality digital storage of real-time broadcasts for on-demand services, and our ProStream 8000 solution allows operators to present on-screen mosaics with several channels tiled within a single video stream. Our recent acquisition of the video networking business of Entone Technologies Inc. provides us with the Armada and Streamliner products for the intelligent management of an operator’s video-on-demand assets and the distribution of these assets to subscribers.

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

CUSTOMERS

We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our significant end-user and integrator /distributor customers based on net sales during 2006.

United States	International

Cablevision Systems	Alcatel	Synergon

Charter Communications	Bell Express Vu	Telindus

Comcast	Capella	T-Systems/Deutsche Telekom

Cox Communications	C-Video Technology

EchoStar	NTL

Tellabs/Verizon	Siemens

Time Warner Cable	Sumitomo/BNMux

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Net sales to our ten largest customers in 2006, 2005 and 2004 accounted for approximately 50%, 54% and 55% of net sales, respectively. In 2006, 2005 and 2004 Comcast accounted for 12%, 18% and 17% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telco and broadcast markets, and expanding internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. See “Risk Factors — Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers, Or A Failure to Diversify Our Customer Base, Could Harm Our Business.”

Sales to customers outside of the U.S. in 2006, 2005 and 2004 represented 49%, 40%, and 42% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, difficulty in managing distributor relations and political and economic instability. In addition, certain of our customers have accumulated significant levels of debt and have announced or completed reorganizations and financial restructurings, including bankruptcy filings; others have announced plans to merge, or have recently completed mergers. Furthermore, additional international markets may not develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods. See “Risk Factors - We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.”

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

MANUFACTURING AND SUPPLIERS

We use third party contract manufacturers extensively to assemble full turnkey products and a substantial majority of subassemblies and modules for our products. Our increasing reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In 2003, we entered into an agreement with Plexus Services Corp. as our primary contract manufacturer. Difficulties in managing relationships with contract manufacturers could impede our ability to meet our customers’ requirements and adversely affect our operating results. See “Risk Factors — We Purchase Several Key Components, Subassemblies And Modules Used In The Manufacture Or Integration Of Our Products From Sole Or Limited Sources, And We Are Increasingly Dependent On Contract Manufacturers.”

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we are dependent on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers.

While we expend considerable efforts to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers, although the agreement with Plexus was for a term of three years ending in late 2006 and has been renewed until October 2007. Managing our supplier relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position or cash flows.

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

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. There can be no assurance that the terms of any offered license would be acceptable to our customers or that failure to obtain a license or the costs associated with any license would not cause our business, operating results, financial position or cash flows to be materially adversely affected. Also, you should read “Risk Factors — We Are The Subject Of Securities Class Action Claims And Other Litigation Which, If Adversely Determined, Could Harm Our Business And Operating Results” for a description of the claim against us by Stanford University and Litton Systems.

BACKLOG

We schedule production of our systems based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2006, backlog, including deferred revenue, amounted to $70.8 million, compared to $35.2 million at December 31, 2005. The increase in backlog at December 31, 2006 from December 31, 2005 was due principally to an increased number of projects, timing of the completion or acceptance of projects and installations that were in process or substantially complete and an increase in orders received for which product shipment has not been made. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end-users, our backlog at December 31, 2006, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in many of these categories. Harmonic’s competitors in the fiber optics systems business include corporations such as Motorola, Cisco Systems and C-COR. In the digital video systems business, we compete broadly with vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies. In February 2007, Ericsson launched a bid for Tandberg Television which the Tandberg board subsequently recommended to its shareholders.

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

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2006, 2005 and 2004 were $39.5 million, $38.2 million and $35.6 million, respectively.

Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or expected to be, needed by our customers. Our current research and development efforts are focused heavily on the newer video compression standard, MPEG4 or AVC. We also devote significant resources to products for MPEG over Internet Protocol (IP), VOD and switched broadcast, stream processing and stream management software. Other research and development efforts are focused in broadband optical products that enable the transmission of video over fiber optic networks.

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

EMPLOYEES

As of December 31, 2006, we employed a total of 639 people, including 217 in sales, service and marketing, 217 in research and development, 119 in manufacturing operations and 86 in a general and administrative capacity. There were 435 employees in the U.S. and 204 employees in foreign countries who are located in the Middle East, Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. In connection with the acquisition of the video networking software business of Entone Technologies, Inc., or Entone, in December 2006 our workforce increased by 43 with most of the new employees being in research and development. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in our immediate geographic area remains strong, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

Executive Officers of Registrant

The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of March 1, 2007:

Name	Age	Position

Patrick J. Harshman	42	President & Chief Executive Officer

Robin N. Dickson	59	Chief Financial Officer

Charles J. Bonasera	49	Vice President, Operations

Neven Haltmayer	42	Vice President, Research and Development

Patrick J. Harshman joined Harmonic in 1993 and was appointed President and Chief Executive Officer in May 2006. In December 2005, he was appointed Executive Vice President responsible for the majority of the Company’s operational functions, including the unified digital video and broadband optical networking divisions as well as global manufacturing. Prior to the consolidation of the Company’s product divisions, Dr. Harshman held the position of President of the Convergent Systems division and, for more than four years, was President of the Broadband Access Networks division. Prior to this, Dr. Harshman held key leadership positions in marketing, international sales, and research and development. Dr. Harshman earned a Ph.D. in Electrical Engineering from the University of California, Berkeley and completed an Executive Management Program at Stanford University.

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

Charles J. Bonasera joined Harmonic in November 2006 as Vice President, Operations. From 2005 to 2006, he was Senior Director-Global Sourcing at Solectron, a leading global provider of electronics manufacturing services and supply chain solutions. From 1999 to 2005, Mr. Bonasera held various key positions in outsourcing strategies, commodity management, supply management and supply chain development at Sun Microsystems.

Neven Haltmayer joined Harmonic in December of 2002 and was appointed Vice President, Research and Development in November 2005. Prior to November 2005, Mr. Haltmayer was Director of Engineering of Compression Systems and managed the development of Harmonic’s MPEG-2 and MPEG-4 encoder and DiviCom Electra product lines. Between May 2001 to 2002, Mr. Haltmayer held various key positions including Vice President of Engineering and was responsible for system integration and development of STB middleware and interactive applications while at Canal Plus Technologies. Mr. Haltmayer earned a degree of Bachelor of Science in Electrical Engineering from the University of Zagreb, Croatia.

Available Information

Harmonic makes available free of charge on the Harmonic website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Harmonic files such material with, or furnishes it to, the Securities and Exchange Commission. The address of the Harmonic website is http:// www.harmonicinc.com. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements and other information that issuers file electronically.

Item 1 A. Risk Factors

We Depend On Cable, Satellite And Telecom Industry Capital Spending For A Substantial Portion Of Our Revenue And Any Decrease Or Delay In Capital Spending In These Industries Would Negatively Impact Our Resources, Operating Results And Financial Condition And Cash Flows.

A significant portion of Harmonic’s sales are derived from sales to cable television, satellite and telecommunications operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telephone companies and broadcasters for constructing and upgrading their systems.

These capital spending patterns are dependent on a variety of factors, including:

■	access to financing;

■	annual budget cycles;

■	the impact of industry consolidation;

■	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

■	overall demand for communication services and the acceptance of new video, voice and data services;

■	evolving industry standards and network architectures;

■	competitive pressures, including pricing pressures;

■	discretionary customer spending patterns; and

■	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

■	uncertainty related to development of digital video industry standards;

■	delays associated with the evaluation of new services, new standards, and system architectures by many operators;

■	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

■	a reduction in the amount of capital available to finance projects of our customers and potential customers;

■	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

■	economic and financial conditions in domestic and international markets; and

■	bankruptcies and financial restructuring of major customers.

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

If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators and other major customers, our revenue may decline and our operating results would be adversely affected.

Our Customer Base Is Concentrated And The Loss Of One Or More Of Our Key Customers, Or A Failure To Diversify Our Customer Base, Could Harm Our Business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2006, 2005 and 2004 accounted for approximately 50%, 54% and 55% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and TimeWarner has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. News Corporation subsequently sold its interest in DirecTV to Liberty Media in December 2006. In the telco market, AT&T recently completed its acquisition of Bell South.

In 2006, 2005 and 2004, sales to Comcast accounted for 12%, 18% and 17%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. Furthermore, in the third and fourth quarters of 2005, sales to a distributor for a major telco accounted for 13% of net sales. However, we have not made significant shipments to this telco after the second quarter of 2006, and we do not expect to make continuing significant shipments to this customer after 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

■	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

■	changes in market demand;

■	the timing and amount of orders, especially from significant customers;

■	the timing of revenue recognition from solution contracts which may span several quarters;

■	the timing of revenue recognition on sales arrangements which may include multiple deliverables;

■	the timing of completion of projects;

■	the need to replace revenue from shipments to a distributor for a major telco, which we do not expect to continue at the same level of revenue in 2007 compared to 2006;

■	competitive market conditions, including pricing actions by our competitors;

■	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

■	our unpredictable sales cycles;

■	the amount and timing of sales to telcos, which are particularly difficult to predict;

■	new product introductions by our competitors or by us;

■	changes in domestic and international regulatory environments;

■	market acceptance of new or existing products;

■	the cost and availability of components, subassemblies and modules;

■	the mix of our customer base and sales channels;

■	the mix of products sold and the effect it has on gross margins;

■	changes in our operating expenses and extraordinary expenses;

■	the impact of SFAS 123(R), a recently adopted accounting standard which requires us to expense stock options;

■	our development of custom products and software;

■	the level of international sales; and

■	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for national or local franchise and licensing approvals.

In addition, we often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in the mix of products sold and the timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline. In this regard, due to a decrease in gross profit percentage in 2005, and lower than expected sales during the first and second quarters of 2006, we failed to meet our internal expectations, as well as the expectations of securities analysts and investors, and the price of our common stock declined, in some cases significantly.

Our Future Growth Depends On Market Acceptance Of Several Emerging Broadband Services, On The Adoption of New Broadband Technologies And On Several Other Broadband Industry Trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; VOD; HDTV; mobile video services, very high-speed data services and voice-over-IP (VoIP) telephony.

The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:

■	new video compression standards such as MPEG-4/H.264 for both standard definition and high definition services;

■	FTTP and DSL networks designed to facilitate the delivery of video services by telcos;

■	the greater use of protocols such as IP; and

■	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

■	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play”;

■	the entry of telcos into the video business to allow them to offer the “triple play”;

■	growth in HDTV, on-demand services and mobile video;

■	the use of digital video by businesses, governments and educators;

■	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

■	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.

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

We Need To Develop And Introduce New And Enhanced Products In A Timely Manner To Remain Competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

■	are not cost effective;

■	are not brought to market in a timely manner;

■	are not in accordance with evolving industry standards and architectures;

■	fail to achieve market acceptance; or

■	are ahead of the market.

We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of the Company’s sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. Harmonic has developed and launched products, including HD encoders, based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, Harmonic needs to devote development resources to the existing MPEG-2 product line which its cable customers continue to require.

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

The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.

The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the most recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-COR. In our digital and video broadcasting products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies. In February 2007, Ericsson launched a bid for Tandberg Television which the Tandberg board subsequently recommended to its shareholders.

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

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

■	a significant technical evaluation;

■	a commitment of capital and other resources by cable, satellite, and other network operators;

■	time required to engineer the deployment of new technologies or new broadband services;

■	testing and acceptance of new technologies that affect key operations; and

■	test marketing of new services with subscribers.

For these and other reasons, our sales cycles generally last three to nine months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Additionally, our sales arrangements may include testing and acceptance of new technologies and the timing of completion of acceptance testing is difficult to predict and impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004, and delays in the completion of certain projects underway with our international telco customers in the second quarter of 2006 resulted in lower revenue.

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

We Face Risks Associated With Having Important Facilities And Resources Located In Israel.

Harmonic maintains a facility in Caesarea in the State of Israel with a total of 69 employees as of December 31, 2006, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel involved in development of certain digital video products. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah and the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council have also heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations, and we cannot predict the effect of events in Israel on Harmonic in the future.

We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.

Sales to customers outside of the U.S. in 2006, 2005 and 2004 represented 49%, 40% and 42% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:

■	changes in foreign government regulations and telecommunications standards;

■	import and export license requirements, tariffs and other trade barriers;

■	fluctuations in currency exchange rates;

■	difficulty in collecting accounts receivable;

■	potential tax issues;

■	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

■	difficulty in staffing and managing foreign operations;

■	political and economic instability; and

■	changes in economic policies by foreign governments.

Certain of our international customers have accumulated significant levels of debt and have announced during the past several years reorganizations and financial restructurings, including bankruptcy filings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

While our international sales and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. A significant portion of our European business is denominated in Euros, which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

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

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, in May 2006 we announced that our then Chairman, President and Chief Executive Officer, Anthony J. Ley, had retired from his position as President and Chief Executive Officer effective immediately, and that he was being succeeded by our then Executive Vice President, Patrick J. Harshman. In addition, in November 2006, we announced that our Senior Vice President of Operations and Quality, Israel Levi, retired from his position and was succeeded by Charles Bonasera as Vice President of Operations. We cannot assure you that transitions of management personnel will not cause disruption to our operations or customer relationships, or a decline in our financial results.

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

Recent Regulations Related To Equity Compensation Could Adversely Affect Earnings, Affect Our Ability To Raise Capital And Affect Our Ability To Attract And Retain Key Personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has issued FAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the year ended December 31, 2006, stock-based compensation expense recognized under SFAS 123(R) was $5.7 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ rules. Particularly, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management and the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2006, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.

We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of December 31, 2006 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months including our contractual obligation to invest $2.5 million in Entone’s CPE business, a $2.4 million payment in January 2007 relating to C-Cube’s pre-merger liabilities and final settlement and payment of C-Cube’s pre-merger liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to this registration statement on Form S-3, which has been declared effective by the SEC, we will continue to be able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

If Demand For Our Products Increases More Quickly Than We Expect, We May Be Unable To Meet Our Customers’ Requirements.

If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. For example, we had insufficient quantities of certain products to meet customer demand in the second quarter of 2006 and, as a result, our revenues were lower than internal and external expectations. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower net sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

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

In addition, the Company must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in 2005, we wrote down approximately $8.4 million for obsolete and excess inventory, with a major portion of the write-down being the result of product transitions in certain product lines. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that the Company will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.

We Purchase Several Key Components, Subassemblies And Modules Used In The Manufacture Or Integration Of Our Products From Sole Or Limited Sources, And We Are Increasingly Dependent On Contract Manufacturers.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2007.

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

Cessation Of The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.

Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, Harmonic and the spun-off semiconductor business of C-Cube entered into a contractual relationship under which Harmonic has access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2007, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.

We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL, and in connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

We May Be Materially Affected By The WEEE And RoHS Directives.

The European Parliament and the Council of the European Union have finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which became effective in August 2005, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which became effective in July 2006, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Under WEEE, we are responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products that we produce. In addition, we may not have inventory located within the EU that can be sold to customers due to import restrictions which could result in unfulfilled sales orders. We cannot assure you that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

We Are Liable For C-Cube’s Pre-Merger Tax Liabilities, Including Tax Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of December 31, 2006, approximately $9.1 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 11 countries. Harmonic paid $2.4 million in January 2007, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability after the January 2007 payment, LSI Logic is obligated to reimburse Harmonic.

The merger agreement stipulates that Harmonic will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such liabilities, or if there are additional liabilities due with respect to the non-semiconductor business and Harmonic cannot be indemnified by LSI Logic, Harmonic generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations or cash flows.

We May Be Subject To Risks Associated With Acquisitions.

We have made, continue to consider making and may make investments in complementary companies, products or technologies. For example, on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. In connection with this and other acquisition transactions, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations, integrating the acquired technology or products into ours or complying with internal control requirements of the Sarbanes-Oxley Act as a result of an acquisition.

We also may face challenges in achieving the strategic objectives, cost savings or other benefits from these acquisitions and difficulties in expanding our management information systems to accommodate the acquired business. For example, we recently closed the manufacturing operations and a product line of Broadcast Technology Limited, which we acquired in 2005. Such difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

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

On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007.

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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleged facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint named as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also named Harmonic as a nominal defendant. The complaint alleged claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for May 15, 2007.

Based on its review of the surviving claims in the securities class actions, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail.

In addition, in July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Harmonic has not been served in the case. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it.

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

Harmonic has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the Harmonic Board of Directors. These include provisions:

■	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;

■	limiting the liability of, and providing indemnification to, directors and officers;

■	limiting the ability of Harmonic stockholders to call and bring business before special meetings;

■	requiring advance notice of stockholder proposals for business to be conducted at meetings of Harmonic stockholders and for nominations of candidates for election to the Harmonic Board of Directors;

■	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

■	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

Item 1 B. Unresolved Staff Comments

None.

Item 2. Properties

All of our facilities are leased, including our principal operations and corporate headquarters in Sunnyvale, California. We also have a research and development center in New York, several sales offices in the U.S., sales and support centers in the United Kingdom, France, and China, and research and development facilities in Israel and Hong Kong. Our leases, which expire at various dates through September 2010, are for approximately 425,000 square feet of space. In the U.S., of the 360,000 square feet under lease, approximately 195,000 square feet is in excess of our requirements and we no longer occupy, do not intend to occupy, and have subleased, or plan to sublease. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001 and 2002. In the fourth quarter of 2005 we subleased a portion of an unoccupied building for the remaining term of the lease which resulted in a $1.1 million reduction to the excess facilities liability. In the third quarter of 2006 we completed the facilities rationalization plan of our Sunnyvale campus which resulted in more efficient use of our leased space and we vacated several buildings and recorded a net charge of $2.1 million for excess facilities.

We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations as needed.

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

On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007.

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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleged facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint named as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also named Harmonic as a nominal defendant. The complaint alleged claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for May 15, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stock Holder Matters, and Issuer Purchases of Equity Securities

a.	Market information: Harmonic’s Common Stock has been quoted on the NASDAQ Global Market under the symbol HLIT since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low closing sales price per share of the Common Stock as reported on the NASDAQ Global Market:

	High	Low

2005
First quarter	$12.33	$7.49
Second quarter	9.91	4.83
Third quarter	6.14	4.93
Fourth quarter	5.85	4.34
2006
First quarter	$6.83	$4.81
Second quarter	6.71	3.89
Third quarter	7.62	3.99
Fourth quarter	8.56	7.06

Holders of record:  At March 1, 2007 there were 483 stockholders of record of Harmonic’s Common Stock.

Dividends:  Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of dividends. See Item 12 of Part III of this Annual Report on Form 10-K.

Securities authorized for issuance under equity compensation plans: See Item 12 of Part III of this Annual Report on Form 10-K.

Sales of unregistered securities:  On December 8, 2006, Harmonic purchased all of the issued and outstanding shares of Entone Technologies, Inc., a private U.S. company, for a purchase consideration of approximately $26.2 million in cash and 3,579,715 shares of Harmonic’s common stock. Harmonic purchased all of the shares of Entone directly from, and paid the consideration thereof directly to, the shareholders of Entone. In connection with such sale of our common stock, Harmonic relied upon the exemption from registration under Section 4(2) of the Securities Act. During the fiscal year ended December 31, 2006, Harmonic did not sell any other securities in transactions that were not registered under the Securities Act of 1933.

b. Use of proceeds:  Not applicable.

c.	Purchase of equity securities by the issuer and affiliated purchasers: During the three months ended December 31, 2006, Harmonic did not, nor did any of its affiliated entities, repurchase any of Harmonic’s equity securities.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecom Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2001 and ending on December 31, 2006. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecom Index on December 31, 2001, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Harmonic Inc.	100.00	19.13	60.32	69.38	40.35	60.48
NASDAQ Telecom Index	100.00	77.90	100.24	111.15	116.61	135.03
S&P 500 Index	100.00	61.62	110.79	106.16	100.63	127.11

Item 6. Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$247,684	$257,378	$248,306	$182,276	$186,632
Gross profit(1)	101,446	93,948	104,495	60,603	54,429
Income (loss) from operations(1)(2)	(3,722)	(7,044)	1,436	(30,545)	(77,349)
Net income (loss)(1)	1,007	(5,731)	1,574	(29,433)	(76,918)
Basic net income (loss) per share	0.01	(0.08)	0.02	(0.47)	(1.29)
Diluted net income (loss) per share	0.01	(0.08)	0.02	(0.47)	(1.29)

Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$92,371	$110,828	$100,607	$112,597	$49,158
Working capital	97,398	117,353	117,112	95,389	31,246
Total assets	281,962	226,297	242,356	224,726	173,754
Long term debt, including current portion	460	1,272	2,339	1,656	2,572
Stockholders’ equity	145,134	112,982	110,557	106,161	62,183

1.	The 2006 gross profit, loss from operations and net income included a charge of $3.0 million for restructuring charges associated with a reorganization of its senior management and a campus consolidation. Cost of sales and operating expenses include an expense for stock-based compensation of $5.7 million from the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based payments” (“SFAS 123(R)”). An impairment charge of $1.0 million was recorded in 2006 due to the writedown of BTL intangibles.

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

2.	Income (loss) from operations for 2006, 2005, 2004, 2003 and 2002 included amortization and impairment expenses of intangible assets of $2.2 million, $2.6 million, $13.9 million, $13.9 million and $18.7 million, respectively. In 2006 an impairment charge of $1.0 million was recorded to write-off the remaining balance of the intangibles from the BTL acquisition. On January 1, 2002, we ceased amortization of goodwill due to adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Harmonic designs, manufactures and sells products and systems that enable network operators to efficiently deliver broadcast and on-demand video services that include digital video, video-on-demand and high definition television, as well as high-speed Internet access and telephony. Historically, the majority of our revenues have been derived from sales of video processing solutions and edge and access systems to cable television operators. We also provide our video processing solutions to direct broadcast satellite operators and to telephone companies, or telcos, that offer video services to their customers.

Harmonic’s net sales decreased 4% in 2006 from 2005 and increased 4% in 2005 from 2004. The decrease in sales in 2006 compared to 2005 was primarily due to a reduction in sales of FTTP and third party products in 2006 which have significantly lower gross margins than our other products. The increase in net sales in 2005 reflected an improved industry capital spending environment worldwide which favorably impacted Harmonic. We believe that this improvement in the industry capital spending environment was, in part, a result of the intensifying competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and in part the result of the entry of telephone companies into the business of delivering video services to their subscribers. We also believe that the improvement was due to more favorable conditions in industry capital markets and the completion or resolution of certain major business combinations, financial restructurings and regulatory issues.

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. Sales to Comcast accounted for 12%, 18% and 17% of net sales in 2006, 2005 and 2004, respectively.

Sales to customers outside of the U.S. in 2006, 2005, and 2004 represented 49%, 40%, and 42% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 11%, 7% and 4% of net sales in 2006, 2005 and 2004, respectively. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.

In 2006, net sales decreased by 4% compared to 2005. This decrease was primarily due to lower FTTP sales and sales of third party products. Although sales decreased in 2006 compared to 2005, there was a significant increase in deferred revenue and backlog which was the result of an increase in the number of projects and orders received for which product shipment was not made during 2006. Harmonic reported net income of $1.0 million in 2006 which was primarily the result of higher gross margins. The improved gross margin percentage was primarily due to higher gross margins from new products and an increase in the proportion of net sales from software and services. We also reduced our sales of FTTP and third party products, which have significantly lower gross margins than our other products. Cost of sales and operating expenses include an expense for stock-based compensation of $5.7 million related to the adoption of SFAS 123(R). Restructuring charges totaling $3.0 million were recorded in 2006 as a result of a management reorganization and a Sunnyvale campus consolidation.

In 2005, net sales increased by 4% compared to 2004, but our operating results were negatively impacted by a decrease in our gross margin percentage, which was primarily the result of lower margin on FTTP sales and sales of third party products, as well as the write-down of inventories, resulting in a net loss of $5.7 million for the year. Our operating results in 2005 included a charge of $1.1 million for severance costs from the consolidation of the two divisions and the manufacturing operation into a single operating segment, and a benefit of $1.1 million from the reversal of previously recorded excess facility costs due to subleasing an excess facility.

Prior to 2006, Harmonic was organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems. Effective January 1, 2006, an organizational restructuring combined the Company’s CS division and BAN division into a single segment with financial results reported as a single segment as of the first quarter of 2006. Based on the changes to the structure of our internal organization, we have restated the segment information for prior periods that are included in this Annual Report on Form 10-K to reflect our current organization structure.

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

As a result of uncertain market conditions and lower sales during 2001 and 2002, we recorded severance charges totaling $4.2 million during 2001 and 2002 related to severance and other costs. An improved business environment in 2004 led us to increase headcount to 590 at the end of 2004. In 2005, we added 42 employees as a result of the acquisition of BTL. In the fourth quarter of 2005, due to an organizational restructuring that combined our product development, marketing and manufacturing operations into a single segment, Harmonic reduced its workforce by approximately 40 employees and recorded severance charges of approximately $1.1 million. The acquisition of Entone in the fourth quarter of 2006 increased our headcount by 43 employees, primarily in research and development.

In May 2006, the Company’s Board of Directors appointed Patrick J. Harshman as President and Chief Executive Officer, replacing Anthony Ley, who retired after 18 years. Mr. Ley continues to serve on as a consultant to the Company and as chairman of its Board of Directors. Following Dr. Harshman’s appointment, the Company announced a reorganization of its senior management, resulting in a charge of approximately $1 million in severance costs in the second quarter of 2006.

In 2001 and 2002 excess facilities charges totaling $52.6 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. The excess facilities charges were for facilities that we no longer occupied, did not intend to occupy and plan to sublease. In 2003 the excess facilities liability was reduced by $3.3 million due to a revision in the assumptions as to the unoccupied portion of a building.

In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. In the third quarter of 2006, the Company completed its facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. Although we entered into new subleases for approximately 60,000 square feet of space in 2004, 30,000 square feet of space in 2005 and approximately 60,000 square feet of space in 2006, in the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.

On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Ltd., or BTL, a private U.K. company, for a total purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. BTL develops, manufactures and distributes professional video/audio receivers and decoders and had approximately 42 employees at the time of the acquisition. We recently discontinued a BTL decoder product line and closed our manufacturing operations in the U.K.

On December 8, 2006, Harmonic completed its acquisition of the video networking software business of Entone for a total purchase consideration of $46.6 million. The purchase consideration consisted of a payment of $26.2 million, the issuance of 3,579,715 shares of Harmonic common stock with a value of $20.1 million and issuance of 175,342 options to purchase Harmonic common stock with a value of $0.2 million. Prior to the closing of the acquisition, Entone spun off its consumer premises equipment, or CPE, business into a separate private company. As part of the terms of the acquisition agreement pursuant to which Harmonic acquired the video networking software business of Entone, Harmonic is obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 1 of Notes to Consolidated Financial Statements for details of Harmonic’s accounting policies. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements are set forth below:

■	Revenue recognition;

■	Allowances for doubtful accounts, returns and discounts;

■	Valuation of inventories;

■	Impairment of long-lived assets;

■	Restructuring costs and accruals for excess facilities;

■	Assessment of the probability of the outcome of current litigation;

■	Accounting for income taxes; and

■	Stock-based compensation.

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

We evaluate our products to assess whether software is more-than-incidental to a product. When we conclude that software is more-than-incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition.” Significant judgment may be required in determining whether a product is a software or hardware product.

Revenue from hardware product sales is recognized in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Subject to other revenue recognition provisions, revenue on product sales is recognized when risk of loss and title have transferred, which is generally upon shipment or delivery, based on the terms of the arrangement. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

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

Revenue on solution sales, which principally consist of and include the design, manufacture, test, integration and installation of equipment to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, is generally recognized using the percentage of completion method in accordance with Statement of Position (SOP) 81-1, “Accounting for Performance of Construction/Production Contracts.” Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of internal labor costs expended to date to anticipated final internal labor costs, based on current estimates of internal labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Deferred revenue includes billings in excess of revenue recognized, net of deferred costs of sales. Our application of percentage-of-completion accounting is subject to our estimates of labor costs to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position and cash flows could be adversely affected. At December 31, 2006, our allowances for doubtful accounts, returns and discounts totaled $4.5 million.

Valuation of Inventories

Harmonic states inventories at the lower of cost or market. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical usage. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Impairment of Goodwill or Long-lived Assets

We perform an evaluation of the carrying value of goodwill on an annual basis and of intangibles and other long-lived assets whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of other intangible assets and long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. Changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings. Our review of intangibles in 2006 determined that the remaining balance of $1.0 million of the intangibles acquired as a result of the BTL acquisition in February 2005 had been impaired. At December 31, 2006, our carrying values for goodwill and intangible assets totaled $37.1 million and $16.6 million, respectively.

Restructuring Costs and Accruals for Excess Facilities

For restructuring activities initiated prior to December 31, 2002 we recorded restructuring costs when Harmonic committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected sublease rental income for each excess facility. For restructuring activities initiated after December 31, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. At December 31, 2006, our accrual for excess facilities totaled $22.7 million.

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

Accounting for Income Taxes

In preparation of our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposures and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. If it is not more likely than not that we will realize our deferred tax assets we record a valuation allowance. At December 31, 2006 we have fully reserved for our net deferred tax assets related to temporary differences and net operating loss and tax credit carryforwards and held a valuation allowance of $120.0 million.

While the adoption of SFAS No. 123(R) did not materially affect our effective tax rate in fiscal 2006, our effective tax rate in future periods may be significantly impacted. SFAS No. 123(R) requires that the tax benefit of stock options deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods. In addition, the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions.

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

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $5.7 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the year ended December 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.

As stock-based compensation expense recognized in our results for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

The fair value of share-based payment awards is estimated at grant date using a Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based payment Awards,” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows.

Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also consistent with prior years, we consider the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit and the domestic production activities deduction, as an additional component of equity. This incremental tax effect is recorded to additional paid-in-capital when realized.

Results of Operations

Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2006, 2005, and 2004 as a percentage of net sales, are as follows:

	Fiscal Year Ended
	December 31,
	2006	2005	2004

Net sales	100%	100%	100%
Cost of sales	59	64	58

Gross profit	41	36	42
Operating expenses:
Research and development	16	15	14
Selling, general and administrative	26	24	24
Amortization of intangibles	—	—	3

Total operating expenses	42	39	41

Income (loss) from operations	(1)	(3)	1
Interest and other income, net	2	1	—

Income (loss) before income taxes	1	(2)	1
Provision for income taxes	—	—	—

Net income (loss)	1%	(2)%	1%

Net Sales

Net Sales — Consolidated

Harmonic’s consolidated net sales, for each of the three years ended December 31, 2006, 2005 and 2004, are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated net sales as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

Product Sales Data	(in thousands, except percentages)

Video Processing	$96,855	$125,416	$126,173
Edge and Access	109,529	96,645	92,960
Software, Support and Other	41,300	35,317	29,173

Net sales	$247,684	$257,378	$248,306

Video Processing decrease	$(28,561)	$(757)
Edge and Access increase	12,884	3,685
Software, Support and Other increase	5,983	6,144

Total increase (decrease)	$(9,694)	9,072

Video Processing percent change	(22.8)%	(0.6)%
Edge and Access percent change	13.3%	4.0%
Software, Support and Other percent change	16.9%	21.1%
Total percent change	(3.8)%	3.7%

Net sales decreased in 2006 compared to 2005 principally due to the decrease in the sales of FTTP products and third party products to our end customers, delays in the completion of certain projects for international telco customers and decreased spending by domestic cable customers for major digital headend projects. In the video processing product line, sales of encoder and stream processing products decreased by approximately $12.1 million in 2006 compared to 2005 due to lower spending for major digital headend projects by domestic cable companies. In addition, sales of third party products to end customers decreased by approximately $15.7 million in 2006 compared to 2005. The decrease in our net sales in 2006 from 2005 were partially offset by increases in sales from our edge and access product line. Sales of VOD products increased as telcos and cable operators continued to introduce and expand video and other services, primarily in the U.S. and European markets. These increases were partially offset by a decrease in sales to a major domestic telco customer.

Net sales increased in 2005 compared to 2004 due to increased shipments to domestic cable customers and continued rollout of new services, such as VOD and HDTV. In the video processing product lines, net sales decreased primarily due to lower shipments to domestic cable operators which were mostly offset by increased sales of third party products. The edge and access product line experienced an increase in sales in 2005 compared to 2004 as sales to international telcos, primarily in Europe, increased significantly, which were partially offset by a decrease in sales to a major domestic telco customer. Service and support revenue increased in 2005 compared to 2004 primarily due to an increase in the number of customers obtaining maintenance agreements.

Net Sales — Geographic

Harmonic’s domestic and international net sales as compared with the prior year, for each of the three years ended December 31, 2006, 2005 and 2004, are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in domestic and international net sales as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

Geographic Sales Data	(in thousands, except percentages)

U.S.	$126,420	$153,264	$143,818
International	121,264	104,114	104,488

Net sales	$247,684	$257,378	$248,306

U.S. increase (decrease)	$(26,844)	$9,446
International increase	17,150	(374)

Total increase (decrease)	$(9,694)	$9,072

U.S. percent change	(17.5)%	6.6%
International percent change	16.5%	(0.4)%
Total percent change	(3.8)%	3.7%

Net sales in the U.S. decreased significantly in 2006 compared to 2005 primarily due to lower sales of third party products, lower spending for major digital headend projects by domestic cable companies and lower sales to a major domestic telco customer. International sales in 2006 increased significantly compared to 2005 primarily due to an increase in sales to telcos in the European market. The increased international sales in 2006 as compared to 2005, was also due to increased international capital spending by customers, primarily in Europe, Canada and Asia. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.

Net sales in the U.S. increased in 2005 compared to 2004 primarily due to stronger spending by domestic cable customers for major digital headend projects and for upgrades of networks related to the continued rollout of new services, such as VOD and HDTV. Also, sales for a major telco increased in 2005 compared to 2004 as shipments of our optical products for domestic FTTP projects increased. The small decrease in international sales in 2005 as compared to 2004 was due to a major upgrade by a Japanese customer of its satellite facilities in 2004, which was substantially offset by increased international capital spending in 2005, primarily in Europe.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales, for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase in gross profit as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Gross profit	$101,446	$93,948	$104,495
As a % of net sales	41.0%	36.5%	42.1%

Increase (decrease)	$7,498	$(10,547)
Percent change	8.0%	(10.1)%

The increase in gross profit in 2006 compared to 2005 was primarily due to an increase in gross margin, which was partially offset by higher amortization and impairment of intangibles and stock-based compensation expense. The gross margin percentage in 2006 compared to 2005 was higher primarily due to increased gross margins on video processing products from the introduction of new products and a higher proportion of software and service revenue, which carry higher gross margins than the average gross margins for our products, and lower sales of third party products to our end customers in 2006 compared to 2005, sales of which products have significantly lower gross margins than the average gross margin on sales of our products. In 2006, $1.7 million of expense related to intangibles was included in cost of sales compared to $1.3 million in 2005. As a result of the impairment of the intangibles associated with the BTL acquisition, a charge of $0.8 million was recorded in 2006, which was partially offset by lower amortization due to certain intangibles becoming fully amortized. Stock-based compensation expense recorded to cost of sales was approximately $1.0 million in 2006 with no expense in 2005 due to the adoption of SFAS No. 123(R). We expect to record a total of approximately $3.9 million in amortization of intangibles in cost of sales in 2007 related to the acquisition of Entone in December 2006.

The decrease in gross profit in 2005 compared to 2004 was primarily due to lower margins associated with the sales of FTTP products for a major telco, the sales of third party products to our end customers, which carry a much lower margin than our average product margins, and to an increase in the writedown of obsolete and excess inventory, primarily due to the introduction of new products. In addition, our gross profit in 2005 was reduced because of higher manufacturing costs due to the ramp up of FTTP product manufacturing. Gross profit for 2005 included a benefit of $0.9 million related to products sold for which the cost basis had been written down in prior years, as compared to a benefit of $4.0 million related to such products in 2004. In 2005, $1.3 million of amortization of intangibles was included in cost of sales compared to $6.2 million in 2004. The lower amortization in 2005 was due to the intangibles arising from the DiviCom acquisition becoming fully amortized.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in research and development expense as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Research and development	$39,455	$38,168	$35,585
As a % of net sales	15.9%	14.8%	14.3%

Increase	$1,287	$2,583
Percent change	3.4%	7.3%

The increase in research and development expense in 2006 compared to 2005 was primarily the result of stock-based compensation expense of $1.6 million and increased use of outside consulting services associated with the development of new products of $1.5 million, which was partially offset by lower compensation expense of $0.9 million from reductions in headcount and lower prototype materials expense of $0.5 million.

The increase in research and development expense in 2005 compared to 2004 was primarily the result of increased compensation costs of $1.8 million, primarily from headcount increases, increased expenses for prototype materials of $0.9 million and, higher costs for services provided by third parties of $0.5 million, partially offset by lower depreciation and overhead costs of $0.6 million.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase in selling, general and administrative expense as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Selling, general and administrative	$65,243	$61,475	$59,742
As a % of net sales	26.3%	23.9%	24.1%

Increase	$3,768	$1,733
Percent change	6.1%	2.9%

The increase in selling, general and administrative expense in 2006 compared to 2005 was primarily due to stock-based compensation expense of $3.1 million due to the adoption of SFAS 123(R) in 2006, the net excess facilities charge of $2.1 million related to the campus consolidation and higher compensation expenses of $0.3 million, which were partially offset by lower facilities overhead expenses of $1.7 million, lower outside services expenses of $0.8 million and lower corporate governance costs of $0.5 million. The net excess facilities charge of $2.1 million in 2006 was the result of the campus consolidation, compared to the benefit of $1.1 million in 2005 from the subleasing of an existing excess facility.

The increase in selling, general and administrative expenses in 2005 compared to 2004 was primarily due to higher marketing and travel expenses of $1.7 million, increased expenses following the acquisition of BTL of $1.1 million, increased use of temporary labor and consulting services of $1.1 million, increased outside professional services expenses of $0.7 million, higher bad debts expenses of $0.4 million and increased corporate governance costs of $0.4 million, partially offset by decreased compensation expenses of $2.6 million. Also, in the fourth quarter of 2005, a benefit of $1.1 million was recorded from the reversal of previously recorded excess facility costs due to the subleasing of an excess facility. Marketing and travel expenses increased in 2005 compared to 2004 primarily from increased trade show expenses. The decrease in compensation costs in 2005 compared to 2004 was primarily due to lower commission and incentive related expenses, partially offset by increased headcount in the sales and marketing areas.

Amortization and Write-off of Intangibles

Harmonic’s amortization of intangibles expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in amortization of intangibles expense as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Amortization of intangibles	$470	$1,349	$7,732
As a % of net sales	0.2%	0.5%	3.1%

(Decrease)	$(879)	$(6,383)
Percent change	(65.2)%	(82.6)%

The decrease in amortization of intangibles in 2006 compared to 2005 was due to the completion of amortization of certain items acquired in connection with the BTL transaction during 2006, and the completion of amortization of the DiviCom intangible assets during the first quarter of 2005, which was partially offset by the expense of approximately $0.2 million for the impairment of BTL intangibles. Harmonic expects to record a total of approximately $0.4 million in amortization of intangibles in operating expenses in 2007 related to the intangible assets resulting from the acquisition of Entone in December 2006.

The decrease in amortization of intangibles in 2005 compared to 2004 was due to the completion of amortization of the DiviCom intangible assets during the first quarter of 2005.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net as a percentage of consolidated net sales, for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase in interest income, net as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Interest income, net	$4,616	$2,665	$1,554
As a % of net sales	1.9%	1.0%	0.6%

Increase	$1,951	$1,111
Percent change	73.2%	71.5%

The increase in interest income, net in 2006 compared to 2005 was primarily due to higher interest rates on our cash and short-term investments portfolio and lower interest expense due to a lower debt balance in 2006 as compared to 2005.

The increase in interest income, net in 2005 compared to 2004 was due to a larger cash and short-term investment portfolio during 2005 as compared to 2004 and higher interest rates experienced on the cash and short-term investments portfolio in 2005 compared to 2004.

Other Income (Expense), Net

Harmonic’s other income (expense), net and other income (expense), net, as a percentage of consolidated net sales, for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in other income (expense), net, as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Other income (expense), net	$722	$(915)	$(827)
As a % of net sales	0.3%	(0.4)%	(0.3)%

Increase (Decrease)	$1,637	$(88)
Percent change	178.9%	(10.6)%

The increase in other income, net in 2006 compared to other expense, net in 2005 was primarily due to the increase in gains on foreign exchange, resulting from a decrease in the value of the U.S. dollar compared to the Euro and Pound Sterling in 2006. As such, we experienced a foreign exchange gain as a result of sales denominated in Euros and Pounds Sterling upon the conversion of such currencies into U.S. dollars.

The increase in other expense, net in 2005 compared to 2004 was primarily due to the increase in losses on foreign exchange of $0.1 million in 2005.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales, for each of the three years ended December 31, 2006, 2005, and 2004 are presented in the table below. Also presented is the related dollar and percentage increase (decrease) in provision for income taxes as compared with the prior year, for each of the two years ended December 31, 2006 and 2005.

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Provision for income taxes	$609	$437	$589
As a % of net sales	0.2%	0.2%	0.2%

Increase (decrease)	$172	$(152)
Percent change	39.4%	(25.8)%

The provision for income taxes in 2006 is principally due to federal alternative minimum tax and foreign income taxes. The provisions for income taxes in 2005 and 2004 were principally due to foreign income taxes. Harmonic recorded provisions for income taxes of $0.6 million, $0.4 million and $0.6 million in 2006, 2005 and 2004, respectively. The valuation allowance was $122.9 million in 2004, increased to $130.7 million in 2005 and decreased to $120.0 million in 2006. The valuation allowance is for the full amount of our net deferred tax asset that we have accumulated because of our historical operating losses, because realization of any future benefit from deductible temporary differences, net operating losses and tax credit carry forwards was not more likely than not at December 31, 2006 and December 31, 2005. Our deferred tax liabilities relate to purchase accounting for the Entone acquisition.

Segments

Through December 31, 2005, Harmonic’s management used income from segment operations, CS and BAN, as its measure of segment profitability. Income from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income, net. See Note 14 of Notes to Consolidated Financial Statements. Effective January 1, 2006, Harmonic implemented a new organizational structure, and we have operated as a single operating segment and reported our financial results as a single segment since that time.

Liquidity and Capital Resources

	Fiscal Year Ended
	December 31,

	2006	2005	2004

	(in thousands, except percentages)

Cash, cash equivalents and short-term investments	$92,371	$110,828	$100,607

Net cash provided by (used in) operating activities	$8,634	$16,054	$(9,022)
Net cash used in investing activities	$(16,953)	$(10,321)	$(10,065)
Net cash provided by financing activities	$3,884	$5,319	$3,877

As of December 31, 2006, cash, cash equivalents and short-term investments totaled $92.4 million, compared to $110.8 million as of December 31, 2005. Cash provided by operations was $8.6 million in 2006 compared to

$16.1 million in 2005. The decrease in cash provided by operations in 2006 was primarily due to higher accounts receivable, prepaid expenses and inventories, which was partially offset by higher accounts payable and deferred revenue. The higher accounts receivable was due to the increase and timing in sales in the fourth quarter of 2006 to $75.3 million in 2006 compared to $63.7 million in the corresponding period of 2005. The higher inventory was primarily due to the buildup of new products in anticipation of 2007 sales. The higher accounts payable was primarily due to increased inventory purchases and the timing of payments. Deferred revenue and the related deferred costs increased primarily due to the timing of customer acceptance and an increased number of projects in progress.

Net cash used in investing activities was $17.0 million, resulting primarily from $26.3 million of cash used in the purchase of Entone in December 2006 and the additions to property, plant and equipment of $5.1 million in 2006, primarily from the acquisition of test equipment, which was partially offset by net proceeds from investments of $14.4 million. Harmonic currently expects capital expenditures to be approximately $5.0 to $6.0 million during 2007.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Approximately $9.1 million of pre-merger liabilities remained outstanding at December 31, 2006 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 11 countries. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business from us in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Although we expect to make payments in 2007 for these liabilities, including a payment of $2.4 million Harmonic made in January 2007, we are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the $6.7 million pre-merger liability balance after the January 2007 payments, LSI is obligated to reimburse Harmonic.

Harmonic has a bank line credit facility with Silicon Valley Bank, which provides for borrowings of up to $22.9 million, including $2.9 million for equipment under a secured term loan. This facility, which was amended and restated in December 2006, expires on March 15, 2007 and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At December 31, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2006 amendment resulted in the company paying a fee of approximately $6,000 and requiring payment of approximately $43,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at December 31, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are repayable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of December 31, 2006, $0.5 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2006. The term loan is payable monthly, including principal and interest at 8.75% per annum on outstanding borrowings as of December 31, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 16), there were no other outstanding borrowings or commitments under the line of credit facility as of December 31, 2006. The Company is in the final stages of negotiation with Silicon Valley Bank to renew the expiring credit facility. We expect to execute before the end of March an amendment to the Loan and Security Agreement on substantially similar or better terms for a period of approximately one year.

Harmonic’s cash and investment balances at December 31, 2006 were $92.4 million. We currently believe that our existing liquidity sources will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger liabilities. We are also in the process of renewing our bank line credit facility which would further enhance our liquidity sources. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to this registration statement on Form S-3, which has been declared effective by the SEC, we are able to issue various types of registered securities, including common stock, preferred stock, debt securities, and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.

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

Off-Balance Sheet Arrangements

None as of December 31, 2006.

Contractual Obligations and Commitments

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2006, were as follows:

	Payments Due by Period
	Total Amounts
	Committed	1 year or less	2 - 3 years	4 - 5 years	Over 5 years

Contractual Obligations	(in thousands)

Operating Leases(1)	$48,602	$13,305	$25,625	$9,672	$—
Inventory Purchase Commitments	32,818	32,818	—	—	—
C-Cube Pre-Merger Liabilities	9,099	9,099	—	—	—
Long-Term Debt	460	460	—	—	—
Interest payments on long-term debt	18	18	—	—	—
Foreign currency forward exchange contracts	9,344	9,344	—	—	—
Capital lease obligations	72	72	—	—	—

Total Contractual Obligations	$100,413	$65,116	$25,625	$9,672	$—

	Payments Due by Period
	Total Amounts
	Committed	1 year or less	2 - 3 years	4 - 5 years	Over 5 years

Amount of Commitment Expiration Per Period	(in thousands)

Other Commercial Commitments
Standby Letters of Credit	$845	$845	$—	$—	$—
Indemnifications(2)	—	—	—	—	—
Guarantees	—	—	—	—	—

Total Commercial Commitments	$845	$845	$—	$—	$—

1.	Operating lease commitments include $26.4 million of accrued excess facilities costs.

2.	Harmonic indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at December 31, 2006.

As part of the terms of the Agreement and Plan of Merger with Entone Technologies, Inc., Harmonic is obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount has not yet been funded.

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The Company is required to adopt the provisions of EITF No. 06-3 beginning in fiscal year 2007. The Company does not expect the provisions of EITF No. 06-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on our financial statements.

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

Foreign Currency Exchange Risk

Harmonic sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 11% of net sales in 2006 and 7% of net sales in 2005. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2006, we had a forward exchange contract to sell Euros totaling $9.3 million that matured within the first quarter of 2007. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. We do not believe that a 10% change in interest rates would have a material impact on financial conditions, results of operations or cash flows in 2007.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that as of December 31, 2006, Harmonic’s internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 60 of this Annual Report on Form 10-K.

(a) Index to Consolidated Financial Statements

(b)	Financial Statement Schedules:

Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

(c)	Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

	2006				2005

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(in thousands, except per share data)

Quarterly Data
Net sales	$75,338	$62,856	$53,270	$56,221	$63,740	$60,960	$59,763	$72,915
Gross profit	30,164	29,797	21,606	19,880	22,107	21,396	23,398	27,047
Income (loss) from operations	3,351	2,800	(4,001)	(5,872)	(2,168)	(3,283)	(2,898)	1,305
Net income (loss)	5,041	4,016	(2,903)	(5,147)	(2,016)	(2,891)	(2,530)	1,706
Basic net income (loss) per share	0.07	0.05	(0.04)	(0.07)	(0.03)	(0.04)	(0.03)	0.02
Diluted net income (loss) per share	0.07	0.05	(0.04)	(0.07)	(0.03)	(0.04)	(0.03)	0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

We have completed integrated audits of Harmonic Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 (a) present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 12 to the Consolidated Financial Statements, effective January 1, 2006, the Company changed the manner in which it accounts for stock-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 15, 2007

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005

	(in thousands, except par value amounts)

ASSETS
Current assets
Cash and cash equivalents	$33,454	$37,818
Short-term investments	58,917	73,010
Accounts receivable, net	64,674	43,433
Inventories	42,116	38,552
Prepaid expenses and other current assets	12,807	8,335

Total current assets	211,968	201,148
Property and equipment, net	14,816	17,040
Goodwill	37,141	4,896
Intangibles, net	16,634	1,751
Other assets	1,403	1,462

Total assets	$281,962	$226,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$460	$812
Accounts payable	33,863	19,378
Income taxes payable	7,098	6,480
Deferred revenue	29,052	19,687
Accrued liabilities	44,097	37,438

Total current liabilities	114,570	83,795
Long-term debt, less current portion	—	460
Accrued excess facilities costs, long-term	16,434	18,357
Other non-current liabilities	5,824	10,703

Total liabilities	136,828	113,315

Commitments and contingencies (Notes 16, 17 and 18)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 78,386 and 73,636 shares issued and outstanding	78	74
Capital in excess of par value	2,078,863	2,048,090
Accumulated deficit	(1,933,708)	(1,934,715)
Accumulated other comprehensive loss	(99)	(467)

Total stockholders’ equity	145,134	112,982

Total liabilities and stockholders’ equity	$281,962	$226,297

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2006	2005	2004

	(in thousands, except per share data)

Net sales	$247,684	$257,378	$248,306
Cost of sales	146,238	163,430	143,811

Gross profit	101,446	93,948	104,495

Operating expenses
Research and development	39,455	38,168	35,585
Selling, general and administrative	65,243	61,475	59,742
Amortization and impairment of intangibles	470	1,349	7,732

Total operating expenses	105,168	100,992	103,059

Income (loss) from operations	(3,722)	(7,044)	1,436
Interest income, net	4,616	2,665	1,554
Other income (expense), net	722	(915)	(827)

Income (loss) before income taxes	1,616	(5,294)	2,163
Provision for income taxes	609	437	589

Net income (loss)	$1,007	$(5,731)	$1,574

Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.02

Diluted	$0.01	$(0.08)	$0.02

Weighted average shares
Basic	74,639	73,279	72,015

Diluted	75,183	73,279	73,043

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other
			Capital in Excess	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	of Par Value	Deficit	Income (Loss)	Equity	Income (Loss)

	(in thousands)

Balance at December 31, 2003	71,240	$71	$2,036,522	$(1,930,558)	$126	$106,161
Net income		—	—	1,574		1,574	$1,574
Unrealized loss on investments, net of tax		—	—	—	(287)	(287)	(287)
Currency translation		—	—	—	(108)	(108)	(108)

Comprehensive income							$1,179

Stock-based compensation		—	23	—	—	23
Issuance of Common Stock under option and purchase plans	1,046	1	3,193	—	—	3,194

Balance at December 31, 2004	72,286	72	2,039,738	(1,928,984)	(269)	110,557
Net loss		—	—	(5,731)	—	(5,731)	$(5,731)
Unrealized gain on investments, net of tax		—	—	—	7	7	7
Currency translation		—	—	—	(205)	(205)	(205)

Comprehensive loss							$(5,929)

Stock-based compensation		—	35	—	—	35
Issuance of Common Stock under option and purchase plans	1,181	2	6,486	—	—	6,488
Issuance of Common Stock for acquisition of BTL	169	—	1,831			1,831

Balance at December 31, 2005	73,636	74	2,048,090	(1,934,715)	(467)	112,982
Net income				1,007		1,007	$1,007
Unrealized gain on investments, net of tax					205	205	205
Currency translation					163	163	163

Comprehensive income							$1,375

Stock-based compensation			5,753			5,753
Issuance of Common Stock under option and purchase plans	1,170	1	4,777			4,778
Issuance of Common Stock and options for acquisition of Entone	3,580	3	20,243			20,246

Balance at December 31, 2006	78,386	$78	$2,078,863	$(1,933,708)	$(99)	$145,134

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2006	2005	2004

	(in thousands)

Cash flows from operating activities
Net income (loss)	$1,007	$(5,731)	$1,574
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and impairment of intangibles	2,200	2,603	13,894
Depreciation and amortization	7,383	8,676	9,408
Stock-based compensation	5,722	35	23
Impairment and loss on disposal of fixed assets	297	114	1,002
Deferred income taxes	—	(366)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(20,550)	21,804	(26,490)
Inventories	(3,224)	4,581	(19,333)
Prepaid expenses and other assets	(4,316)	1,182	(1,804)
Accounts payable	13,396	(3,347)	7,518
Deferred revenue	7,774	5,234	6,160
Income taxes payable	493	(624)	339
Accrued excess facilities costs	(877)	(5,846)	(5,246)
Accrued and other liabilities	(671)	(12,261)	3,933

Net cash provided by (used in) operating activities	8,634	16,054	(9,022)

Cash flows provided by (used in) investing activities
Purchases of investments	(70,398)	(63,328)	(85,457)
Proceeds from sales of investments	84,820	64,334	81,710
Acquisition of property and equipment	(5,143)	(5,666)	(6,318)
Acquisition of Entone, net of cash received	(26,232)	—	—
Acquisition of BTL, net of cash received	—	(5,661)	—

Net cash used in investing activities	(16,953)	(10,321)	(10,065)

Cash flows from financing activities
Proceeds from issuance of common stock, net	4,778	6,478	3,194
Borrowings under bank line and term loan	—	—	1,904
Repayments under bank line and term loan	(812)	(1,067)	(1,221)
Repayments of capital lease obligations	(82)	(92)	—

Net cash provided by financing activities	3,884	5,319	3,877

Effect of exchange rate changes on cash and cash equivalents	71	163	(64)

Net increase (decrease) in cash and cash equivalents	(4,364)	11,215	(15,274)
Cash and cash equivalents at beginning of period	37,818	26,603	41,877

Cash and cash equivalents at end of period	$33,454	$37,818	$26,603

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$(75)	$355	$479
Interest paid during the period	$108	$153	$103
Non-cash investing and financing activities
Issuance of restricted common stock and options from Entone acquisition	$20,382	$—	$—
Issuance of restricted common stock from BTL acquisition	$—	$1,831	$—

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization, Basis of Presentation and Summary of Significant Accounting Policies

Harmonic designs, manufactures and sell products and systems that enable network operators to efficiently deliver broadcast and on-demand video services that include digital video, video-on-demand and high definition television, as well as high-speed Internet access and telephony. Historically, most of our revenues have been derived from sales of video processing solutions and edge and access systems to cable television operators. We also provide our video processing solutions to direct broadcast satellite operators and to telephone companies, or telcos, that offer video services to their customers.

Through December 31, 2005, Harmonic had been organized into two operating divisions, Broadband Access Networks, or BAN, for fiber optic systems and Convergent Systems, or CS, for digital headend systems. In the fourth quarter of 2005, an organizational restructuring combined the product development, marketing and manufacturing operations into a single segment. Effective January 1, 2006, an organizational restructuring combined the Company’s CS division and BAN division into a single segment with financial results reported as a single segment as of the first quarter of 2006. A single sales force, organized geographically, has historically supported the divisions with appropriate product and market specialization as required, and it continues to sell the entire range of products of the Company.

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

Investments. Harmonic’s short-term investments are stated at fair value, and are principally comprised of U.S. government, U.S. government agencies and corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary an impairment charge is recorded.

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital lease obligations and long-term debt approximate fair value due to their short maturities.

Concentrations of Credit Risk. Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, and other network operators and distributors. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. One customer had a balance of 23% of our net accounts receivable as of December 31, 2006.

Revenue Recognition. Harmonic’s principal sources of revenue are from hardware products, software products, solution sales, services and hardware and software maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred to the customer. Long-term deferred revenue consists of maintenance agreements that extend beyond a one year period.

Revenue from product sales, excluding the revenue generated from service-related solutions, which are discussed below, is recognized upon shipment, or once all applicable criteria have been met. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Revenue on solution sales, which principally consist of and include the design, manufacture, test, integration and installation of equipment to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of internal labor costs expended to date to anticipated final internal labor costs, based on current estimates of internal labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.

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

Revenue on software products and software-related elements are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition.” For arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

Deferred revenue includes billings in excess of revenue recognized and invoiced amounts remain deferred until applicable revenue recognition criteria are met.

Revenue from distributors and system integrators is recognized on delivery provided that the criteria for revenue recognition has been met. The Company accrues for sales returns and other allowances based on its historical experience.

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

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 5 years for furniture and fixtures, and up to 4 years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets up to 10 years or the lease term of the respective assets. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2006, 2005 and 2004 were $7.4 million, $8.7 million and $9.4 million, respectively. As a result of a verification in 2004 the Company wrote-off approximately $0.8 million in net book value of property and equipment in 2004.

Goodwill and Other Intangible Assets. Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired, or goodwill. Purchased intangible assets include customer base, developed technology, trademark and tradename, and supply agreements. See Note 4, “Goodwill and Identified Intangibles”.

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

Restructuring Costs and Accruals for Excess Facilities. For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when the Company committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on the Company’s contractual obligations and on estimates of expected sublease rental income for each excess facility. For restructuring activities initiated after December 31, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Accrued warranties. The Company accrues for estimated warranty costs at the time of revenue recognition and records such accrued liabilities as part of “Cost of sales”. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims.

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

Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. If it is not more likely than not that the Company will recover deferred tax assets, valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising Expenses. Harmonic expenses the cost of advertising as incurred. During 2006, 2005 and 2004, advertising expenses were not material to the results of operations.

Stock Based Compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation to employees and directors under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission, in its adoption of SFAS No. 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The

Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $5.7 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the years ended December 31, 2005 and 2004.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.

As stock-based compensation expense recognized in our results for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

The fair value of share-based payment awards is estimated at grant date using a Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based payment Awards,” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows.

Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also consistent with prior years, we consider the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit and the domestic production activities deduction, as an additional component of equity. This incremental tax effect is recorded to additional paid-in-capital when realized.

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Harmonic’s comprehensive income (loss) has been presented in the Consolidated Statement of Stockholders’ Equity.

Total comprehensive income (loss) of fiscal years 2006, 2005 and 2004 are presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes:

	Unrealized Gain		Accumulated Other
	(Loss) in Available-	Foreign Currency	Comprehensive
	for-Sale Securities	Translation	Income (Loss)

	(in thousands)

Balance as of December 31, 2003	$61	$65	$126
Change during year	(287)	(108)	(395)

Balance as of December 31, 2004	(226)	(43)	(269)
Change during year	7	(205)	(198)

Balance as of December 31, 2005	(219)	(248)	(467)
Change during year	205	163	368

Balance as of December 31, 2006	$(14)	$(85)	$(99)

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

Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. At December 31, 2006, the Company had a forward exchange contract to sell Euros totaling $9.3 million. This foreign exchange contract matured in the first quarter of 2007 and the fair value of this contract was approximately $9.3 million as of December 31, 2006. At December 31, 2005, the Company had a forward exchange contract to sell Euros totaling $5.3 million. This foreign exchange contract matured within the first quarter of 2006 and the fair value of this contract was approximately $5.3 million as of December 31, 2005.

Reclassification. Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2006 presentation. These reclassifications have no material impact on previously reported net loss or cash flows.

Note 2:  Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The Company is required to adopt the provisions of EITF No. 06-3 beginning in fiscal year 2007. The Company does not expect the provisions of EITF No. 06-3 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on our financial statements.

Note 3:  Acquisitions

Entone Technologies, Inc.

On December 8, 2006, Harmonic acquired Entone Technologies, Inc., or Entone, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated August 21, 2006. Under the terms of the merger agreement, Entone spun off its consumer premise equipment business, or CPE business, to Entone’s existing stockholders prior to closing. Entone then merged into Harmonic, and Harmonic acquired Entone’s VOD business, which includes the development, sale and support of head-end equipment (software and hardware) and associated services for the creation, distribution and delivery of on-demand television programming to operators who offer such programming to businesses and consumers. Harmonic believes Entone’s software solution, which facilitates the provisioning of personalized video services including video-on-demand, network personal video recording, time-shifted television and targeted advertisement insertion, will enable Harmonic to expand the scope of solutions we can offer to cable, satellite and telco/IPTV service providers in order to provide an advanced and uniquely integrated delivery system for the next generation of both broadcast and personalized IP-delivered video services. These opportunities, along with the established Asian-based software development workforce, were significant factors to the establishment of the purchase price, which exceeded the fair value of Entone’s net tangible and intangible assets acquired resulting in the amount of goodwill we have recorded with this transaction. Management has made a preliminary allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities assumed based on various preliminary estimates. The allocation of the estimated purchase price is preliminary pending finalization of various estimates and analyses.

The purchase price of $49.0 million included $26.2 million in cash, $20.1 million of stock issued, consisting of 3,579,715 shares of Harmonic common stock, $0.2 million in stock options assumed, and $2.5 million of transaction expenses incurred. Stock options to purchase Harmonic common stock totaling approximately 0.2 million shares were issued to reflect the conversion of all outstanding Entone options for continuing employees. The fair value of Harmonic’s stock options issued to Entone employees were valued at $925,000 using the Black-Scholes options pricing model of which $697,000 represents unearned stock-based compensation, which will be recorded as compensation expense as services are provided by optionholders, and $228,000 was recorded as purchase consideration. As part of the terms of the Merger Agreement, Harmonic is obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount has not yet been funded.

The Entone acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Entone are included in Harmonic’s Consolidated Statements of Operations from December 8, 2006, the date of acquisition. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(in thousands)

Cash acquired	$—
Accounts receivable	297
Inventory	184
Fixed assets	313
Other tangible assets acquired	22
Amortizable intangible assets
Existing technology	11,600
Core technology	2,800
Customer relationships	1,700
Tradenames/trademarks	800
Goodwill	32,412

Total assets acquired	50,128
Accounts payable	(855)
Deferred revenue	(166)
Other accrued liabilities	(146)

Net assets acquired	$48,961

The purchase price was allocated as set forth in the table above. The “Income Approach” which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangibles acquired. The Discounted Cash Flow method was used to estimate the fair value of the acquired existing technology and customer relationships. The Royalty Savings Method was used to estimate the fair value of the acquired core technology and trademarks/trade names. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 18%. Identified intangible assets, including existing technology and core technology are being amortized over their useful lives of three to four years; tradename/trademarks are being amortized over their useful lives of five years; and customer relationships are being amortized over its useful life of six years.

The residual purchase price of $32.4 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Entone is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed as of the beginning of each of the fiscal years presented. The unaudited pro forma financial information for fiscal 2006 combines the results for Harmonic for fiscal 2006, which includes the results of Entone’s VOD business subsequent to December 8, 2006, and the historical results of Entone’s VOD business from January 1, 2006 through December 8, 2006. The unaudited pro forma financial information for fiscal 2005 combines the historical results for Harmonic for fiscal 2005, with the historical results for Entone’s VOD business from January 1, 2005 through December 31, 2005. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Year Ended
	December 31,
	2006	2005

	(in thousands, except per share data)

Net sales	$250,107	$260,087
Net loss	$(7,801)	$(13,963)
Net loss per share – basic	$(0.10)	$(0.19)
Net loss per share – diluted	$(0.10)	$(0.19)

Broadcast Technology Limited

On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private UK company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. In addition, Harmonic paid approximately $0.3 million in transaction costs for a total transaction price of approximately $7.9 million. The addition of BTL expanded Harmonic’s product line to include professional video/audio receivers and decoders. This enabled us to expand the scope of solutions we provide for existing and emerging cable, satellite, terrestrial broadcast and telecom applications. These factors contributed to a purchase price exceeding the fair value of BTL’s net tangible and intangible assets acquired; as a result, we recorded goodwill in connection with this transaction.

The BTL acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of BTL are included in Harmonic’s Consolidated Statements of Operations from February 25, 2005, the date of acquisition. The following table summarizes the allocation of the purchase price based on the estimated fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(in thousands)

Cash acquired	$149
Other tangible assets acquired	2,508
Amortizable intangible assets
Existing technology	2,050
Customer relationships	540
Tradenames/trademarks	320
Order backlog	60
Goodwill	3,745

Total assets acquired	9,372
Liabilities assumed	(568)
Deferred tax liability for acquired intangibles	(891)

Net assets acquired	$7,913

Identified intangible assets, including existing technology and customer relationships are being amortized over their useful lives of three years; tradename/trademarks are being amortized over their useful lives of two years; and

order backlog is being amortized over its useful life of three months. A review of the intangibles associated with the BTL acquisition was performed in the fourth quarter of 2006 and it was determined that the carrying value of intangibles of $1.0 million were impaired.

The residual purchase price of $3.7 million has been recorded as goodwill and was originally allocated to the Convergent Systems reporting unit. Effective January 1, 2006, the Company’s restructuring resulted in the operating divisions being combined and goodwill is evaluated at the Company level. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of BTL is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

Supplemental pro forma information is not provided because the acquisition of BTL was not material to the Company’s financial statements for all periods presented.

Note 4:  Goodwill and Identified Intangibles

For purposes of applying SFAS No. 142, management believed the operating divisions, BAN and CS, represented the Company’s reporting units prior to January 1, 2006. CS was the only reporting unit with goodwill and intangible assets and effective January 1, 2006 the Company’s restructuring resulted in the operating divisions being combined. As a result, the goodwill was evaluated at the Company level. The Company performed the annual impairment test of goodwill in the fourth quarter of 2004, 2005 and 2006. For the years 2004 and 2005, in all instances, the fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill. For the year 2006, the fair value of Harmonic, which was based on the Company’s future discounted cash flows, exceeded its carrying amount, including goodwill. As a result of these tests, goodwill was determined not to be impaired.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded a total of $1.2 million, $2.6 million and $13.9 million, respectively, of amortization expense for identified intangibles, of which $0.9 million, $1.3 million and $6.2 million, respectively, was included in cost of sales. A review of the intangibles associated with the BTL acquisition was performed and it was determined that the carrying value of intangibles of $1.0 million were impaired. The impairment charge was recorded as $0.8 million to cost of sales and $0.2 million to operating expenses. The following is a summary of goodwill and intangible assets as of December 31, 2006 and December 31, 2005:

	December 31, 2006				December 31, 2005
	Gross Carrying	Accumulated		Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount *	Amortization	Impairment	Amount	Amount	Amortization	Amount

	(in thousands)

Identified intangibles:
Developed core technology	$44,322	$(29,334)	$(826)	$14,162	$29,663	$(28,315)	$1,348
Customer base	33,611	(31,929)		1,682	31,904	(31,904)	—
Trademark and tradename	5,031	(4,241)		790	4,190	(4,142)	48
Supply agreement	3,532	(3,314)	(218)	—	3,464	(3,109)	355

Subtotal of identified intangibles	86,496	(68,818)	(1,044)	16,634	69,221	(67,470)	1,751
Goodwill	37,141	—		37,141	4,896	—	4,896

Total goodwill and other intangibles	$123,637	$(68,818)	$(1,044)	$53,775	$74,117	$(67,470)	$6,647

*	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.2 million and $0.3 million for intangible assets as of December 31, 2006 and 2005, respectively.

The following table summarizes goodwill activity:

	2006	2005

	(in thousands)

Balance as of January 1	$4,896	$1,780
BTL acquisition	—	3,745
Entone acquisition	32,412	—
BTL purchase price adjustments	(531)	(294)
Foreign currency transaction adjustment	364	(335)

Balance as of December 31	$37,141	$4,896

The estimated future amortization expense for identified intangibles is:

	Cost of Sales	Operating Expenses	Total

	(in thousands)

2007	$3,859	$443	$4,302
2008	3,859	443	4,302
2009	3,794	443	4,237
2010	2,651	443	3,094
2011	—	433	433
2012	—	266	266

Total	$14,163	$2,471	$16,634

The acquisition of Entone resulted in an increase in goodwill and intangibles of $32.4 million and $16.9 million, respectively, during 2006. The acquisition of BTL resulted in an increase in goodwill and intangible assets of $3.5 million and $2.7 million, respectively, during 2005. In addition, intangible assets decreased by $3.0 million in 2005 from the reversal of a reserve for a DiviCom pre-acquisition uncertain tax provision.

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

As of December 31, 2006, accrued excess facilities cost totaled $22.7 million of which $6.3 million was included in current accrued liabilities and $16.4 million in other non-current liabilities. The Company incurred cash outlays of $5.2 million, net of $1.0 million of sublease income, during 2006 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. As of December 31, 2005, accrued excess facilities cost totaled $23.6 million of which $5.2 million was included in current accrued liabilities and $18.4 million in other non-current liabilities. The Company incurred cash outlays of $4.7 million, net of $0.7 million of sublease income, during 2005 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. In 2007, Harmonic expects to pay approximately $6.3 million of excess facility lease costs, net of estimated sublease income, and to pay the remaining $16.4 million, net of estimated sublease income, over the remaining lease terms through September 2010.

Harmonic reassesses this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.

If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the December 31, 2006 balance is approximately $2.2 million.

During the fourth quarter of 2005, in response to the consolidation of the Company’s two operating segments into a single segment as of January 1, 2006, the Company implemented workforce reductions of approximately 40 full-time employees and recorded severance and other costs of approximately $1.1 million.

During the second quarter of 2006, the Company streamlined its senior management team primarily in the U.S. operations and recorded severance and other costs of approximately $1.0 million. We expect the remaining payments related to these actions to be paid by the end of the second quarter of 2007.

During the third quarter of 2006, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $3.9 million. This charge relates to two buildings which were vacated during the third quarter in connection with a plan to make more efficient use of our Sunnyvale campus in accordance with applicable provisions of FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, during the third quarter of 2006 the Company revised its estimate of expected sublease income with respect to previously vacated buildings and recorded a credit of $1.7 million in accordance with applicable provisions of EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The following table summarizes restructuring activities:

	Workforce	Management	Excess	Campus
	Reduction	Reduction	Facilities	Consolidation	Total

	(in thousands)

Balance at January 1, 2004	$34	$—	$34,667	$—	$34,701
Provisions	—	—	—	—	—
Cash payments, net of sublease income	(34)	—	(5,246)	—	(5,280)

Balance at December 31, 2004	—	—	29,421	—	29,421
Provisions/(recoveries)	1,100	—	(1,118)	—	(18)
Cash payments, net of sublease income	(465)	—	(4,727)	—	(5,192)

Balance at December 31, 2005	635	—	23,576	—	24,211
Provisions/(recoveries)	(25)	962	(1,744)	3,918	3,111
Transfer of deferred rent liability	—	—	—	2,146	2,146
Cash payments, net of sublease income	(610)	(568)	(4,648)	(550)	(6,376)

Balance at December 31, 2006	$—	$394	$17,184	$5,514	$23,092

Note 6:  Cash, Cash Equivalents and Investments

At December 31, 2006 and 2005, cash, cash equivalents and short-term investments are summarized as follows:

	December 31,
	2006	2005

	(in thousands)

Cash and cash equivalents	$33,454	$37,818

Short-term investments
Less than one year	54,724	56,605
Due in 1-2 years	4,193	16,405

Total short-term investments	58,917	73,010

Total cash, cash equivalents and short-term investments	$92,371	$110,828

The following is a summary of available-for-sale securities:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

	(in thousands)

December 31, 2006
U.S. government debt securities	$17,187	$—	$(36)	$17,151
Corporate debt securities	38,678	38	(25)	38,691
Other debt securities	3,075	—	—	3,075

Total	$58,940	$38	$(61)	$58,917

December 31, 2005
U.S. government debt securities	$20,264	$—	$(146)	$20,118
Corporate debt securities	46,873	3	(209)	46,667
Other debt securities	6,225	—	—	6,225

Total	$73,362	$3	$(355)	$73,010

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

In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)

U.S. Government debt securities	$9,670	$(18)	$7,481	$(18)	$17,151	$(36)
Corporate debt securities	20,705	(17)	6,000	(8)	26,705	(25)

Total	$30,375	$(35)	$13,481	$(26)	$43,856	$(61)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.

Note 7:  Accounts Receivable and Allowances for Doubtful Accounts, Returns, Discounts and Trade-ins

	December 31,
	2006	2005

	(in thousands)

Accounts receivable	$69,145	$46,663
Less: allowance for doubtful accounts, returns and discounts	(4,471)	(3,230)

	$64,674	$43,433

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. The expectation of collectibility is based on its review of credit profiles of customers’ contractual terms and conditions, current economic trends and historical payment experience. One customer had a balance of 23% of our net accounts receivable as of December 31, 2006. One customer had a balance of 11% of our net accounts receivable as December 31, 2005.

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the periods indicated:

	Balance at		Charges/ (credits)	Deductions from	Balance at End of
	Beginning of Period	Charges to Revenue	to Expense	Reserves	Period

	(in thousands)

2006	$3,230	$3,357	$(138)	$(1,978)	$4,471
2005	5,126	3,077	—	(4,973)	3,230
2004	5,318	5,336	(242)	(5,286)	5,126

Note 8:  Balance Sheet Details

	December 31,

	2006	2005

	(in thousands)

Inventories
Raw materials	$12,845	$14,392
Work-in-process	3,759	4,131
Finished goods	25,512	20,029

	$42,116	$38,552

Property and equipment
Furniture and fixtures	$6,910	$7,015
Machinery and equipment	52,394	57,162
Leasehold improvements	27,092	26,355

	86,396	90,532
Less: accumulated depreciation and amortization	(71,580)	(73,492)

	$14,816	$17,040

Accrued liabilities
C-Cube pre-merger liabilities(1)	$9,099	$10,009
Accrued excess facilities costs — current	6,264	5,219
Accrued compensation	9,332	5,835
Accrued warranty	6,061	6,166
Capital lease obligations — current	72	82
Other	13,269	10,127

	$44,097	$37,438

Other non-current liabilities
Deferred rent liability	$3,829	$6,937
Deferred revenue	1,995	3,419
Deferred taxes	—	275
Capital lease obligations	—	72

	$5,824	$10,703

1.	Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Approximately $9.1 million of pre-merger liabilities remain outstanding as of December 31, 2006 and Harmonic expects final settlement of certain of these obligations to a variety of authorities and LSI Logic during 2007. These amounts have been included in accrued liabilities. A payment of $2.4 million was made in January 2007 by Harmonic to settle in one foreign country.

Note 9:  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for 2005 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. In 2006, 2005 and 2004, 10,221,543, 10,352,996 and 8,473,606 of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, respectively, because their effect was antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Year ended December 31,

	2006	2005	2004

	(in thousands, except per share data)

Net income (loss) (numerator)	$1,007	$(5,731)	$1,574

Shares calculation (denominator)
Weighted average shares outstanding — basic	74,639	73,279	72,015
Effect of Dilutive Securities
Potential Common Stock relating to stock options	544	—	1,028

Average shares outstanding — diluted	75,183	73,279	73,043

Net income (loss) per share — basic	$0.01	$(0.08)	$0.02

Net income (loss) per share — diluted	$0.01	$(0.08)	$0.02

Note 10:  Credit Facilities and Long-Term Debt

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $22.9 million, including $2.9 million for equipment under a secured term loan. This facility, which was amended and restated in December 2006, expires in March 2007, and contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At December 31, 2006, Harmonic was in compliance with the covenants under this line of credit facility. The December 2006 amendment resulted in the company paying a fee of approximately $6,000 and requiring payment of approximately $43,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at December 31, 2006) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property. As of December 31, 2006, $0.5 million was outstanding under the equipment term loan portion of this facility and there were no borrowings in 2006. The term loan is repayable monthly, including principal and interest at 8.75% per annum on outstanding borrowings as of December 31, 2006 and matures at various dates through December 2007. Other than standby letters of credit and guarantees (Note 16), there were no other outstanding borrowings or commitments under the line of credit facility as of December 31, 2006.

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

Stock Issuances. During 2006, Harmonic issued 3,579,715 shares of common stock as part of the consideration for the purchase of all the outstanding shares of Entone. The shares had a value of $20.1 million at the time of issuance. See Note 3 for additional information regarding the acquisition of Entone.

During 2005, Harmonic issued 169,112 shares of common stock as part of the consideration for the purchase of all the outstanding shares of BTL. The shares had a value of £1.0 million, or approximately $1.8 million, at the time of issuance. See Note 3 for additional information regarding the acquisition of BTL.

The Form S-3 registration statement used in the public offering in 2003 remains effective and Harmonic continues to have the ability to use the registration statement to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.

Note 12:  Benefit Plans

Stock Option Plans. Harmonic has reserved 12,153,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. Certain option awards granted to former Entone employees in 2006 had a term of ten years from the original Entone date of grant and are fully exercisable at the date of grant and become restricted shares subject to repurchase. At December 31, 2006 there were no restricted shares outstanding.

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

The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(in thousands except exercise price)

Balance at December 31, 2003	3,404	7,947	14.44
Shares authorized	2,500	—	—
Options granted	(1,583)	1,583	8.66
Options exercised	—	(272)	5.16
Options canceled	282	(282)	14.12
Options expired	—	(36)	31.49

Balance at December 31, 2004	4,603	8,940	13.64
Shares authorized	—	—	—
Options granted	(1,416)	1,416	6.05
Options exercised	—	(476)	6.13
Options canceled	797	(797)	10.54
Options expired	—	(19)	45.90

Balance at December 31, 2005	3,984	9,064	$13.05
Shares authorized	300	—	—
Options granted	(2,236)	2,236	5.35
Options exercised	—	(359)	4.18
Options canceled	1,584	(1,584)	11.26
Options expired	—	(108)	42.13

Balance at December 31, 2006	3,632	9,249	11.50

Options vested and exercisable as of December 31, 2006		6,375	13.99

Options vested and expected-to-vest as of December 31, 2006		8,732	$11.84

The weighted-average fair value of options granted was $3.97, $3.93, and $6.42 for 2006, 2005, and 2004, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2006:

			Stock Options Outstanding		Stock Options Exercisable

				Weighted-Average
			Number Outstanding	Remaining		Number Exercisable
			at December 31,	Contractual Life	Weighted-Average	at December 31,	Weighted Average
Range of Exercise Prices			2006	(Years)	Exercise Price	2006	Exercise Price

	(in thousands, except exercise price and life)

$0.19	-	5.14	1,385	6.1	$3.40	950	$3.23
5.17	-	5.86	1,077	7.6	5.80	419	5.81
5.87	-	7.70	1,731	6.0	6.08	315	6.58
7.78	-	9.13	1,822	4.7	8.83	1,578	8.85
9.23	-	11.50	1,475	4.9	10.18	1,360	10.24
11.53	-	25.50	1,303	3.1	22.49	1,297	22.54
25.81	-	121.68	456	2.9	53.79	456	53.79

			9,249	5.2	$11.50	6,375	$13.99

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2006 was 4.6 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at December 31, 2006 was 5.1 years.

Aggregate pre-tax intrinsic value of options outstanding and exercisable at December 31, 2006 was $9.0 million and $4.7 million, respectively. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $8.2 million at December 31, 2006. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $7.27 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of exercised stock options was $0.2 million during the year ended December 31, 2006.

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which will be effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Prior to the approval of the June 2006 amendment, each offering period had a maximum duration of two years and consisted of four six-month purchase periods. Offering periods and purchase periods generally began on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the 2006, 2005 and 2004, the number of shares of stock issued under the purchase plans were 811,565; 705,171 and 774,683 shares at weighted average prices of $4.04, $5.05 and $2.32, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $1.42, $1.82 and $2.68 for 2006, 2005 and 2004, respectively. At December 31, 2006, there were 2,483,495 shares reserved for future issuances under the 2002 Purchase Plan.

Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. This amount has been increased to $1,000 effective January 1, 2006. Such amounts totaled $0.3 million in 2006, $0.3 million in 2005, and $0.3 million in 2004.

Stock-based Compensation

The following table summarizes the impact of options from SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the year ended December 31, 2006:

Year Ended
December 31, 2006

(in thousands)

Employee stock-based compensation in
Cost of sales	$957

Research and development expense	1,638
Sales, general and administrative expense	2,944

Total employee stock-based compensation in operating expense	4,582

Total employee stock-based compensation	5,539
Amount capitalized in inventory	31
Total other stock-based compensation(1)	182

Total stock-based compensation	$5,752

1.	Other stock-based compensation represents charges related to non-employee stock options.

As of December 31, 2006, total unamortized stock-based compensation cost related to unvested stock options was $6.9 million, with the weighted average recognition period of 2.4 years.

If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock-based compensation in fiscal year 2005 and 2004, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows:

	Year Ended
	December 31,

	2005	2004

	(in thousands, except per share amounts)

Net income (loss, as reported)	(5,731)	1,574
Less: Stock-based compensation expense previously determined under fair value based method, net of related tax effects	$(8,936)	$(11,240)

Pro forma net income (loss), after effect of stock-based compensation for employees	$(14,667)	$(9,666)

Net income (loss) per share
Basic – as reported for prior period	(0.08)	0.02

Basic – after effect of stock-based compensation for employees	$(0.20)	$(0.13)

Diluted – as reported for prior period	(0.08)	0.02

Diluted – after effect of stock-based compensation for employees	$(0.20)	$(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	2006	2005	2004	2006	2005	2004

Expected life (years)	4.75	3.6	3.5	0.5	0.8	1.3
Volatility	75%	96%	123%	54%	69%	87%
Risk-free interest rate	4.6%	3.8%	2.3%	5.0%	3.7	2.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Note 13:  Income Taxes

Income before provision for income taxes consisted of the following:

	2006	2005	2004

	(in thousands)
United States	$4,247	$(3,656)	$1,734
International	(2,631)	(1,638)	429

	1,616	(5,294)	2,163

The provision for income taxes consists of the following:

	December 31,

	2006	2005	2004

	(in thousands)
Current
United States	$351	$—	$—
International	258	437	589

	609	437	589
Deferred
United States	—	—	—
International	—	—	—

	—	—	—

	$609	$437	$589

Harmonic’s provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows:

	December 31,

	2006	2005	2004

	(in thousands)
Provision for (benefit from) income taxes at statutory rate	$565	$(1,853)	$757
State Taxes	99	—	—
Differential in rates on foreign earnings	(160)	(123)	(86)
Losses for which no benefit, (benefit) is taken	(1,687)	2,173	(226)
Alternative Minimum Taxes	252	—	—
Non-deductible stock compensation	1,297	—	—
Non-deductible meals and entertainment	225	177	144
Other	18	63	—

Provision for income taxes	$609	$437	$589

Deferred tax assets (liabilities) comprise the following:

	December 31,

	2006	2005	2004

	(in thousands)
Deferred tax assets
Reserves and accruals	$31,212	$30,446	$33,491
Net operating loss carryovers	72,605	78,687	67,484
Depreciation and amortization	8,751	10,849	3,921
Research and development credit carryovers	10,419	9,482	12,474
Other	3,489	1,275	7,377

Total deferred tax assets	126,476	130,739	124,747
Valuation allowance	(120,069)	(130,739)	(122,924)

Net deferred tax assets	6,407	—	1,823
Deferred tax liabilities:
Intangibles	(6,407)	(525)	(1,823)

Net deferred tax assets (liabilities)	$—	$(525)	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The deferred tax liabilities relate to purchase accounting for acquisitions. The valuation allowance decreased by $10.5 million, increased by $7.8 million and decreased by $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had tax net operating loss carryforwards for federal income tax purposes of approximately $184.0 million, which expire beginning in the year 2021. The Company also has state net operating loss carryforwards of approximately $60.4 million, which expire beginning in 2012. As of December 31, 2006, the portion of the federal net operating loss carryfowards which relates to stock option deductions is approximately $7.7 million. As of December 31, 2006, the portion of the state net operating loss carryfowards which relates to stock option deductions is approximately $3.6 million. Pursuant to SFAS No. 123R, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2006, the Company also had federal and state tax credit carryovers of approximately $5.3 million and $9.3 million, respectively, available to offset future taxable income. The federal credits expire beginning 2006, while the state credits will not expire.

As of December 31, 2006, the Company has foreign tax operating loss carryforwards of approximately $23.7 million which have no expiration periods.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

U.S. income taxes were not provided for on a cumulative total of approximately $10.0 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The company currently intends to reinvest these earnings in operations outside the U.S.

Note 14:  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker. The Company had been organized into two operating segments: BAN, for fiber optic systems, and CS, for digital headend systems. Each segment had its own management team directing its product development, marketing strategies and its customer service requirements. In the fourth quarter of 2005, an organizational restructuring was announced that combined the Company’s CS division and BAN division into a single segment. Effective January 1, 2006, the Company’s new organizational structure was implemented with the Company operating as a single operating segment and reporting its financial results as a single segment as of the first quarter of 2006. Segment information for prior periods has been restated to reflect the Company’s current organizational structure. A single sales force, organized geographically, has historically supported the divisions with appropriate product and market specialization, as required, and it continues to sell the entire range of products of the Company.

Geographic Information

	Year Ended December 31,
	2006	2005	2004

	(in thousands)

Net sales
United States	$126,420	$153,264	$143,818
International	121,264	104,114	104,488

Total	$247,684	$257,378	$248,306

Property and equipment
United States	$12,791	$14,994	$17,730
International	2,025	2,046	1,881

Total	$14,816	$17,040	$19,611

Major Customers. To date, a substantial majority of Harmonic’s net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2006, 2005 and 2004, sales to Comcast accounted for 12%, 18% and 17% of net sales, respectively.

Note 15:  Related Party

A director of Harmonic is also a director of Terayon Communications, with whom the Company signed a reseller agreement for certain products during the second quarter of 2002. During 2006 and 2005, the Company purchased approximately $4.4 million and $20.4 million, respectively, in products from Terayon. As of December 31, 2006 and 2005, Harmonic had liabilities to Terayon of approximately $1.0 million and $0.7 million, respectively, for inventory purchases.

Note 16:	Guarantees

Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities is summarized below:

	2006	2005

	(In thousands)

Balance as of January 1	$6,166	$5,429
Accrual for warranties	4,038	5,506
Warranty costs incurred	(4,143)	(4,769)

Balance as of December 31	$6,061	$6,166

Standby Letters of Credit. As of December 31, 2006 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.8 million.

Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through December 31, 2006.

Guarantees. As of December 31, 2006, Harmonic had no other guarantees outstanding.

Note 17:	Commitments and Contingencies

Commitments — Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through September 2010. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2007 and 2008. Total lease payments related to these operating leases were $11.7 million, $12.0 million and $11.5 million for 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2006, are as follows:

(In thousands)

2007	$13,305
2008	12,747
2009	12,878
2010	9,672
Thereafter	—

$48,602

As of December 31, 2006, $26.4 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 5 “Restructuring, Excess Facilities and Inventory Provisions.”

Commitments — Royalties. Harmonic has licensed certain technologies from various companies and incorporates this technology into its own products and is required to pay royalties usually based on shipment of products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2006, 2005 and 2004 royalty expenses were $1.6 million, $1.1 million and $0.7 million, respectively.

Commitment — Convertible Note. As part of the terms of the Agreement and Plan of Merger with Entone Technologies, Inc., Harmonic is obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount has not yet been funded.

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

On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007.

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

A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also named Harmonic as a nominal defendant. The complaint alleged claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for May 15, 2007.

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

Management’s annual report on internal control over financial reporting and attestation report of the registered public accounting firm.

Management’s annual report on internal control over financial reporting as of December 31, 2006 appears on page 58 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of PricewaterhouseCoopers LLP on management’s assessment and the effectiveness of Harmonic’s internal control over financial reporting appears on page 60 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2007 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2007 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and director nominees required by this Item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this Item is included in Part I, Item 1 hereof under the caption, “Executive Officers of Registrant”.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2007 Proxy Statement and is incorporated herein by reference.

Harmonic has adopted a Code of Business Conduct and Ethics for Senior Operational and Financial Leadership (the “Code”) which applies to its Chairman and Chief Executive Officer, its Chief Financial Officer, its Corporate Controller and other senior operational and financial management. The Code is available on the Company’s website at www.harmonicinc.com.

Harmonic intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address specified above, and to the extent required by the listing standards of the NASDAQ Global Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K is set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required for this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements at Item 8 on page 59 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

3.	Exhibits. The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 15, 2007.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick J. Harshman (Patrick J. Harshman)	Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ Robin N. Dickson (Robin N. Dickson)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Anthony J. Ley (Anthony J. Ley)	Chairman of the Board	March 15, 2007

/s/ E. Floyd Kvamme (E. Floyd Kvamme)	Director	March 15, 2007

/s/ William Reddersen (William Reddersen)	Director	March 15, 2007

/s/ Lewis Solomon (Lewis Solomon)	Director	March 15, 2007

/s/ Michel L. Vaillaud (Michel L. Vaillaud)	Director	March 15, 2007

/s/ David Van Valkenburg (David Van Valkenburg)	Director	March 15, 2007

EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi) or (xii) are incorporated herein by reference.

Exhibit
Number

2.1(v)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and the Registrant dated October 27, 1999

2.2(xv)	Agreement and Plan of Merger by and among Entone Technologies, Inc., Edinburgh Acquisition Corporation, the Registrant, Entone, Inc., Entone Technologies (HK) Limited, Jim Jones as stockholder representative, and U.S. Bank, National Association, as Escrow Agent dated August 21, 2006

2.3	Amendment No. 1, dated November 29, 2006, to the Agreement and Plan of Merger by and among Entone Technologies, Inc., Edinburgh Acquisition Corporation, the Registrant, Entone, Inc., Entone Technologies (HK) Limited, Jim Jones as stockholder representative, and U.S. Bank, National Association, as Escrow Agent dated August 21, 2006

3.1(viii)	Certificate of Incorporation of Registrant as amended

3.3(ix)	Amended and Restated Bylaws of Registrant

4.1(i)	Form of Common Stock Certificate

4.2(ix)	Preferred Stock Rights Agreement dated July 24, 2002 between the Registrant and Mellon Investor Services LLC

4.3(ix)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating in Preferred Stock of Registrant

4.4(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Registrant and certain holders of Registrant’s Common Stock

10.1(i)*	Form of Indemnification Agreement

10.2(i)*	1988 Stock Option Plan and form of Stock Option Agreement

10.3(i)*	1995 Stock Plan and form of Stock Option Agreement

10.4(i)*	1995 Employee Stock Purchase Plan and form of Subscription Agreement

10.5(i)*	1995 Director Option Plan and form of Director Option Agreement

10.7(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon Valley Bank

10.8(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Company

10.9(xii)*	Change of Control Severance Agreement dated March 1, 2004 between Registrant and Anthony J. Ley

10.10(xii)*	Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant

10.11(iv)*	1997 Nonstatutory Stock Option Plan

10.12(iii)*	1999 Nonstatutory Stock Option Plan

10.13(vi)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California

10.14(vi)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California

10.15(vi)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California

Exhibit
Number

10.16(vi)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California

10.17(vi)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California

10.18(viii)	Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001 between Registrant and Silicon Valley Bank

10.19(viii)	Modification Agreement dated December 14, 2001 to the Restated Non-Recourse Receivables Purchase Agreement dated September 25, 2001, between Registrant and Silicon Valley Bank

10.20(viii)	Loan Modification Agreement by and between the Registrant and Silicon Valley Bank dated August 10, 2001

10.21(viii)	Loan Modification Agreement by and between the Registrant and Silicon Valley Bank dated December 17, 2001

10.22(x)	Amendment to Loan Documents, dated September 26, 2003, by and between Silicon Valley Bank and Harmonic Inc.

10.23(xi)*	2002 Director Option Plan and Form of Stock Option Agreement

10.24(xi)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement

10.25(vii)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic

10.26(xviii)	Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated December 17, 2004

10.27(xiv)	First Amendment to Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005

10.28(xvi)	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, by and between Harmonic Inc. and Silicon Valley Bank, dated as of December 15, 2006

10.29(xvii)	Entone Technologies, Inc. 2003 Stock Plan

10.30(xvii)	First Amendment to Entone Technologies, Inc. 2003 Stock Plan

10.31(xvii)	Entone Technologies, Inc. 2003 Stock Plan Form of Stock Purchase Agreement

10.32(xvii)	Entone Technologies, Inc. 2003 Stock Plan Form of Stock Option Agreement

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.
(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(iii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 7, 1999.

(iv)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated January 14, 1998.
(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.
(vi)	Previously filed as an Exhibit to the Company’s Amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2000.
(vii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.
(viii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(ix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.
(x)	Previously filed as an Exhibit to the Company Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.
(xi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2003.
(xiii)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement dated April 21, 2004.
(xiv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.
(xv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 21, 2006.
(xvi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006.
(xvii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated February 28, 2007.
(xviii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.