Form 10-Q
period 2007-03-30
HARMONIC INC
filed 2007-05-10
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2007

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
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 79,355,415 on April 27, 2007.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	March 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$26,565	$33,454
Short-term investments	56,291	58,917
Accounts receivable, net of allowances of $4,444 and $4,471	58,421	64,674
Inventories	46,685	42,116
Prepaid expenses and other current assets	10,804	12,807

Total current assets	198,766	211,968
Property and equipment, net	14,620	14,816
Goodwill	37,148	37,141
Intangibles, net	15,559	16,634
Other assets	1,426	1,403

Total assets	$267,519	$281,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$460
Accounts payable	25,228	33,863
Income taxes payable	274	7,098
Deferred revenue	22,527	29,052
Accrued liabilities	38,974	44,097

Total current liabilities	87,003	114,570
Accrued excess facilities costs, long-term	15,140	16,434
Income taxes payable, long-term	8,660	—
Other non-current liabilities	6,792	5,824

Total liabilities	117,595	136,828

Commitments and contingencies (Notes 15,16 and 17)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 79,284 and 78,386 shares issued and outstanding	79	78
Capital in excess of par value	2,084,624	2,078,863
Accumulated deficit	(1,934,691)	(1,933,708)
Accumulated other comprehensive loss	(88)	(99)

Total stockholders’ equity	149,924	145,134

Total liabilities and stockholders’ equity	$267,519	$281,962

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 30, 2007	March 31, 2006

Net sales	$70,236	$56,221
Cost of sales	43,084	36,341

Gross profit	27,152	19,880

Operating expenses:
Research and development	10,992	9,948
Selling, general and administrative	15,675	15,713
Amortization of intangibles	111	91

Total operating expenses	26,778	25,752

Income (loss) from operations	374	(5,872)

Interest income, net	996	992
Other expense, net	(23)	(92)

Income (loss) before income taxes	1,347	(4,972)

Provision for income taxes	231	175

Net income (loss)	$1,116	$(5,147)

Net income (loss) per share:
Basic	$0.01	$(0.07)

Diluted	$0.01	$(0.07)

Weighted average shares:
Basic	78,963	74,102

Diluted	80,076	74,102

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006

Cash flows from operating activities:
Net income (loss)	$1,116	$(5,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	1,075	250
Depreciation	1,689	2,170
Net gain on disposal and impairment of fixed assets	(83)	—
Stock-based compensation	1,209	1,627
Changes in assets and liabilities:
Accounts receivable	6,253	(186)
Inventories	(4,553)	7,324
Prepaid expenses and other assets	1,959	183
Accounts payable	(8,635)	(2,933)
Deferred revenue	(5,252)	(3,144)
Income taxes payable	(266)	77
Accrued excess facilities costs	(1,144)	(1,193)
Accrued and other liabilities	(5,548)	(1,575)

Net cash used in operating activities	(12,180)	(2,547)

Cash flows provided by investing activities:
Purchases of investments	(22,165)	(18,609)
Proceeds from sales of investments	24,800	24,259
Acquisition of property and equipment	(1,410)	(1,593)

Net cash provided by investing activities	1,225	4,057

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,537	2,073
Repayments under bank line and term loan	(460)	(220)
Repayments of capital lease obligations	(21)	(20)

Net cash provided by financing activities	4,056	1,833

Effect of exchange rate changes on cash and cash equivalents	10	(38)

Net increase (decrease) in cash and cash equivalents	(6,889)	3,305
Cash and cash equivalents at beginning of period	33,454	37,818

Cash and cash equivalents at end of period	$26,565	$41,123

Supplemental disclosure of cash flow information:
Income tax payments, net	$63	$103
Interest paid during the period	$65	$36
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2007, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Harmonic in the first quarter of fiscal 2008. Harmonic currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
The company adopted Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 10 for additional information, including the effects of adoption on the Company’s condensed consolidated financial statements.
Note 3: Entone Acquisition
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
The purchase price of $49.0 million included $26.2 million in cash, $20.1 million of stock issued, consisting of 3,579,715 shares of Harmonic common stock, $0.2 million in stock options assumed, and $2.5 million of transaction expenses incurred. Stock options to purchase Harmonic common stock totaling 175,342 shares were issued to reflect the conversion of all outstanding Entone options for continuing employees. The fair value of Harmonic’s stock options issued to Entone employees were valued at $925,000 using the Black-Scholes options pricing model of which $697,000 represented unearned stock-based compensation, which is being recorded as compensation expense as services are provided by optionholders, and $228,000 was recorded as purchase consideration. As part of the terms of the Merger Agreement, Harmonic is obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount has not yet been funded.
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
Amortizable intangible assets:
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
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed as of the beginning of January 1, 2006. The unaudited pro forma financial information for the three months ended March 31, 2006 combines the results for Harmonic for the three months ended March 31, 2006, and the historical results of Entone’s VOD business for the three months ended March 31, 2006. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

Three Months
Ended
(in thousands, except per share data)	March 31, 2006
Net sales	$56,555
Net loss	$(7,751)
Net loss per share – basic	$(0.10)
Net loss per share – diluted	$(0.10)
Note 4: Cash, Cash Equivalents and Investments
At March 30, 2007 and December 31, 2006, cash, cash equivalents and short-term investments are summarized as follows (in thousands):

	March 30, 2007	December 31, 2006

Cash and cash equivalents	$26,565	$33,454

Short-term investments:
Less than one year	51,485	54,724
Due in 1-2 years	4,806	4,193

Total short-term investments	56,291	58,917

Total cash, cash equivalents and short-term investments	$82,856	$92,371

The following is a summary of available-for-sale securities (in thousands).

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
March 30, 2007
U.S. government debt securities	$22,244	$5	$(9)	$22,240
Corporate debt securities	29,586	2	(12)	29,576
Other debt securities	4,475	—	—	4,475

Total	$56,305	$7	$(21)	$56,291

December 31, 2006
U.S. government debt securities	$17,187	$—	$(36)	$17,151
Corporate debt securities	38,678	38	(25)	38,691
Other debt securities	3,075	—	—	3,075

Total	$58,940	$38	$(61)	$58,917

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
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 30, 2007 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government debt securities	$6,394	$(3)	$8,494	$(6)	$14,888	$(9)
Corporate debt securities	23,482	(11)	746	(1)	24,228	(12)

Total	$29,876	$(14)	$9,240	$(7)	$39,116	$(21)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.

Note 5: Inventories

(In thousands)	March 30, 2007	December 31, 2006

Raw materials	$12,592	$12,845
Work-in-process	3,681	3,759
Finished goods	30,412	25,512

	$46,685	$42,116

Note 6: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of March 30, 2007 and December 31, 2006 (in thousands):

	March 30, 2007			December 31, 2006
	Gross					Net
	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Carrying
	Amount *	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$44,327	$(31,129)	$13,198	$44,322	$(30,160)	$14,162
Customer base	33,611	(32,000)	1,611	33,611	(31,929)	1,682
Trademark and tradename	5,031	(4,281)	750	5,031	(4,241)	790
Supply agreement	3,533	(3,533)	—	3,532	(3,532)	—

Subtotal of identified intangibles	86,502	(70,943)	15,559	86,496	(69,862)	16,634
Goodwill	37,148	—	37,148	37,141	—	37,141

Total goodwill and other intangibles	$123,650	$(70,943)	$52,707	$123,637	$(69,862)	$53,775

*	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $0.2 million for intangible assets as of March 30, 2007 and December 31, 2006.
The changes in the carrying amount of goodwill for the three months ended March 30, 2007 are as follows (in thousands):

Goodwill
Balance as of January 1, 2007	$37,141
Purchase price adjustments	—
Foreign currency translation adjustments	7

Balance as of March 30, 2007	$37,148

For the three months ended March 30, 2007, the Company recorded a total of $1.1 million of amortization expense for identified intangibles, of which $1.0 million was included in cost of sales. For the three months ended March 31, 2006, the Company recorded a total of $0.3 million of amortization expense for identified intangibles, of which $0.2 million was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Years Ending December 31,	Amounts
2007 (remaining 9 months)	$3,227
2008	4,302
2009	4,237
2010	3,094
2011	433
2012	266

Total	$15,559

Note 7: Restructuring and Excess Facilities
In 2001 and 2002 excess facilities charges totaling $44.3 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market.
As of March 30, 2007, accrued excess facilities cost totaled $21.6 million of which $6.5 million was included in current accrued liabilities and $15.1 million in other non-current liabilities. The Company incurred cash outlays of $1.6 million during the first three months of 2007 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $4.8 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2007 and to pay the remaining $16.8 million, net of estimated sublease income, over the remaining lease terms through September 2010.
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
During the third quarter of 2006, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $3.9 million. This charge relates to two buildings which were vacated during the third quarter in connection with a plan to make more efficient use of our Sunnyvale campus in accordance with applicable provisions of FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, during the third quarter of 2006 the Company revised its estimate of expected sublease income with respect to previously vacated facilities and recorded a credit of $1.7 million in accordance with applicable provisions of EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”
During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.4 million. This charge primarily relates to two buildings in the UK which were vacated during the first quarter of 2007 in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS No. 146. The Company expects to record an additional charge in the second quarter of 2007 for an additional building in the UK in connection with the closure of BTL.

The following table summarizes restructuring activities (in thousands):

	Management	Excess	Campus	BTL
	Reduction	Facilities	Consolidation	Closure	Total

Balance at December 31, 2006	$394	$17,184	$5,514	$—	$23,092
Provisions/(recoveries)	(18)	—	106	336	424
Cash payments, net of sublease income	(298)	(1,083)	(502)	—	(1,883)

Balance at March 30, 2007	$78	$16,101	$5,118	$336	$21,633

Note 8: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $20.0 million that matures on March 5, 2008. In March 2007, Harmonic paid in full the outstanding balance of its secured term loans for equipment and canceled this term loan feature as part of the renewal process for the bank line of credit. As of March 30, 2007, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2007, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At March 30, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2007 amendment resulted in the company paying a fee of $10,000 and requiring payment of approximately $20,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at March 30, 2007). Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property.
Note 9: Benefit Plans
Stock Option Plans. Harmonic has reserved 11,655,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. Certain option awards granted to former Entone employees in 2006 had a term of ten years from the original Entone date of grant and are fully exercisable at the date of grant and become restricted shares subject to repurchase. At March 30, 2007 there were no restricted shares outstanding.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future option granted under the Plan to seven years. Harmonic has a total of 724,000 shares of Common Stock reserved for issuance under the Director Plans. The Plan provides for the grant of non-statutory stock options to certain non-employee directors of Harmonic pursuant to an automatic, non-discretionary grant mechanism. Options are granted at the fair market value of the stock at the date of grant for periods not exceeding ten years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year.

The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(In thousands except exercise price)
Balance at December 31, 2006	3,632	9,249	$11.50
Options granted	(216)	216	9.04
Options exercised	—	(497)	5.98
Options canceled	414	(414)	11.83
Options expired	—	(5)	26.53

Balance at March 30, 2007	3,830	8,549	$11.74

Options vested and exercisable as of March 30, 2007		6,182	$13.83

Options vested and expected-to-vest as of March 30, 2007		8,142	$12.02

The weighted-average fair value of options granted for the three months ended March 30, 2007 was $5.10.
The following table summarizes information regarding stock options outstanding at March 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	March 30, 2007	(Years)	Exercise Price	March 30, 2007	Exercise Price
(In thousands, except exercise price and life)
$ 0.19 – 5.56	1,269	6.0	$3.64	852	$3.47
5.62 – 5.87	2,026	6.6	5.86	691	5.85
5.88 – 8.93	1,357	5.5	8.00	1,042	8.01
8.95 – 9.29	1,239	5.0	9.14	988	9.17
9.44 – 13.81	1,126	4.3	10.62	1,077	10.62
14.50 – 25.50	1,079	2.9	23.41	1,079	23.41
25.81 – 121.68	453	2.6	53.89	453	53.89

	8,549	5.1	$11.74	6,182	$13.83

The weighted-average remaining contractual life for all exercisable stock options at March 30, 2007 was 2.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at March 30, 2007 was 5.0 years.
Aggregate pre-tax intrinsic value of options outstanding and exercisable at March 30, 2007 was $10.7 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $17.7 million at March 30, 2007. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $9.82 as of March 30, 2007, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $1.9 million during the three months ended March 30, 2007.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The

2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Prior to the approval of the June 2006 amendment, each offering period had a maximum duration of two years and consisted of four six-month purchase periods. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first three months of 2007 and the years 2006 and 2005, the number of shares of stock issued under the purchase plans were 401,061, 811,565 and 705,171 shares at weighted average prices of $3.90, $4.04 and $5.05, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.14, $1.42 and $1.82 for the first three months of 2007 and the years 2006 and 2005, respectively. At March 30, 2007, 2,082,434 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.1 million in the first three months of 2007.
Stock-based Compensation
The following table summarizes the impact of options from SFAS 123(R) on stock-based compensation costs for employees for the three months ended March 30, 2007 and March 31, 2006:

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Employee stock-based compensation recorded in:
Cost of sales	$208	274

Research and development expense	390	522
Sales, general and administrative expense	461	830

Total employee stock-based compensation in operating expense	851	1,352

Total employee stock-based compensation	1,059	1,626
Amount capitalized into inventory	15	42
Total other stock-based compensation(1)	150	1

Total stock-based compensation	$1,224	$1,669

(1)	Other stock-based compensation represents charges related to non-employee stock options.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

			Employee Stock Purchase
	Employee Stock Options		Plan
	2007	2006	2007	2006

Expected life (years)	4.7	4.7	0.5	0.8
Volatility	64%	77%	52%	69%
Risk-free interest rate	4.5%	4.5%	4.9%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
Note 10: Income Taxes
We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of adoption of FIN 48, we recognized a charge of $2.1 million to the retained earnings as of January 1, 2007. At the adoption date of January 1, 2007, we had $8.5 million of unrecognized tax benefits. The company historically classified unrecognized tax benefits in current taxes payable. Also as a result of adoption of FIN 48, the company reclassified $8.5 million of income tax liabilities from current to long term liabilities because payment of cash is not anticipated within one year of the balance sheet date.
We recognized interest and penalties related to uncertain tax positions in income tax expense. For the quarter ended March 30, 2007, we recognized a charge of approximately $0.15 million of interest related to uncertain tax positions.
The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 11: Net Income (Loss) Per Share
Basic net income/(loss) per share is computed by dividing the net income/(loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2006 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. During the three months ended March 30, 2007 and March 31, 2006, 4.5 million and 10.5 million, respectively, of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, because their effect was antidilutive.
Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended
	March 30, 2007	March 31, 2006
Net income (loss) (numerator)	$1,116	$(5,147)

Shares calculation (denominator):
Weighted average shares outstanding — basic	78,963	74,102
Effect of Dilutive Securities:
Potential Common Stock relating to stock options	1,113	—

Average shares outstanding — diluted	80,076	74,102

Net income (loss) per share — basic	$0.01	$(0.07)

Net income (loss) per share — diluted	$0.01	$(0.07)

Note 12: Comprehensive Income (Loss)
The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006

Net income (loss)	$1,116	$(5,147)
Change in unrealized gain/(loss) on investments, net	6	46
Foreign currency translation	5	25

Total comprehensive income (loss)	$1,127	$(5,076)

Note 13: Segment Information
We operate our business in one reportable segment, which is the design, manufacture and sales of products and systems that enable network operators to efficiently deliver broadcast and on-demand video services that include digital audio, video-on-demand and high definition television as well as high-speed internet access and telephony. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer.
Our revenue by geographic region, based on the location at which each sales originates, is summarized as follows:
Geographic Information (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006

Net sales:
United States	$42,323	$25,653
International	27,913	30,568

Total	$70,236	$56,221

Note 14: Related Party
A director of Harmonic is also a director of Terayon Communications, with whom the Company purchases products for resale. Product purchases from Terayon were approximately $1.0 million and $0.6 million, for the three months ended March 30, 2007 and March 31, 2006, respectively. As of March 30, 2007 and December 31, 2006, Harmonic had liabilities to Terayon of approximately $0.2 million and $1.0 million, respectively, for inventory purchases.
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

	Three Months Ended
	March 30, 2007	March 31, 2006

Balance at beginning of the period	$6,061	$6,166
Accrual for warranties	710	1,042
Warranty costs incurred	(902)	(1,150)

Balance at end of the period	$5,869	$6,058

Standby Letters of Credit. As of March 30, 2007 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.8 million.
Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through March 30, 2007.
Guarantees. As of March 30, 2007, Harmonic had no other guarantees outstanding.
Note 16: Commitments
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
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube Microsystems Inc., or C-Cube, securities between January 19 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the “Securities Act”) by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. Mediation has been scheduled for the parties on May 24, 2007.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for August 3, 2007.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Plaintiffs purport to have served the lawsuit on Harmonic on or about April 2, 2007. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements related to our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectation that the completion of the closure of the facilities we occupied in the UK as a result of the BTL acquisition will result in an additional charge to excess facilities in the second quarter of 2007; our expectation that we will record approximately $2.9 million in amortization of intangibles in cost of sales in the remaining nine months of 2007 due to the acquisition of Entone; our expectation that we will record a total of approximately $0.3 million in amortization of intangibles in operating expenses in the remaining nine months of 2007 due to the amortization of intangible assets resulting from the acquisition of Entone; our expectation that we will experience improved gross margins in future periods; our expectation that capital expenditures will be in the range of $5 million to $6 million during 2007; our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger liabilities; our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity; our belief that 10% change in interest rates would not have a material impact on financial conditions, results of operations or cash flows; our expectation that customer concentration will continue in the foreseeable future; our belief that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; our belief that our existing liquidity sources will satisfy our cash requirement for at least the next 12 months; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
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
In the first quarter of 2007, Harmonic’s net sales increased 25% compared to the first quarter of 2006. The increase in sales in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to stronger demand from our domestic cable customers for video-on-demand (VOD) deployments as well as continuing bandwidth and network expansion, and sales of our newly introduced products to our existing customers as well as to new telco and satellite customers. Gross margins increased in the first quarter of 2007 compared to the corresponding period in 2006 due to favorable margins from the sale of new products and lower product costs due to increased manufacturing volumes.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2007 and the first quarter of 2006, sales to Comcast accounted for 21% and 11% of net sales, respectively.

Sales to customers outside of the U.S. in the first quarter of 2007 and the first quarter of 2006 represented 40% and 54% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7% and 9% in the first quarter of 2007 and the first quarter of 2006, respectively. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
In 2001 and 2002, excess facilities and fixed asset impairments charges totaling $52.6 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. In the third quarter of 2006, the Company completed its facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. Although we entered into new subleases for approximately 60,000 square feet of space in 2004, 30,000 square feet of space in 2005 and approximately 60,000 square feet of space in 2006, in the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
In the fourth quarter of 2006 we discontinued a decoder product line and announced the closing of our manufacturing operations in the U.K. In the first quarter of 2007 we decided to shut down our UK research and development operations and to abandon the facility in which such operations were conducted which resulted in an excess facility charge of $0.3 million for two buildings. We expect to complete the closure of the facility in the second quarter of 2007 which will result in an additional charge to excess facilities.
On December 8, 2006, Harmonic completed its acquisition of the video networking software business of Entone for a total purchase consideration of $46.5 million. The purchase consideration consisted of a payment of $26.2 million, the issuance of 3,579,715 shares of Harmonic common stock with a value of $20.1 million and issuance of 175,342 options to purchase Harmonic common stock with a value of $0.2 million. Prior to the closing of the acquisition, Entone spun off its consumer premises equipment, or CPE, business into a separate private company. As part of the terms of the acquisition agreement pursuant to which Harmonic acquired the video networking software business of Entone, Harmonic is obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount has not yet been funded.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2007 and notes to condensed consolidated financial statements as of and for the three month period ended March 30, 2007, included herein. Our most critical accounting policies have not changed since December 31, 2006 and include the following:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes; and

•	Stock-based compensation.
Our accounting policy for income taxes was recently modified due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, or FIN 48, see Note 10 to the Condensed Consolidated Financial Statements on Income Taxes.
Results of Operations
Harmonic’s historical consolidated statements of operations data for the first quarter of 2007 and the first quarter of 2006 as a percentage of net sales, are as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Net sales	100%	100%
Cost of sales	61	65

Gross profit	39	35
Operating expenses:
Research and development	16	18
Selling, general and administrative	22	28
Amortization of intangibles	—	—

Total operating expenses	38	46
Income (loss) from operations	1	(11)
Interest and other income (expense), net	1	2

Income (loss) before income taxes	2	(9)
Provision for (benefit from) income taxes	—	—

Net income (loss)	2%	(9)%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the first quarter of 2007 compared with the corresponding period in 2006 is presented in the table below. Also presented is the related dollar and percentage increase (decrease) in consolidated net sales in the first quarter of 2007 compared with the corresponding period in 2006 (in thousands, percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Product Sales Data:
Video Processing	$25,948	$19,306
Edge and Access	35,625	27,904
Software, Support and Other	8,663	9,011

Net sales	$70,236	$56,221

Video Processing increase	$6,642
Edge and Access increase	7,721
Software, Support and Other decrease	(348)

Total increase	$14,015

Video Processing percent change	34.4%
Edge and Access percent change	27.7%
Software, Support and Other percent change	(3.9)%
Total percent change	24.9%
Net sales increased in the first quarter of 2007 compared to the same period of 2006 principally due to stronger demand from our domestic cable customers for video-on-demand (VOD) deployments as well as continuing bandwidth and network expansion, and sales of our newly introduced products. In the video processing product line, stream processing products sales were higher by approximately $4.6 million and encoder sales were higher by approximately $3.9 million in the first quarter of 2007 compared to the same period in the prior year due to higher spending across all types of customers, except telco customers. However, these increases in sales were partially offset by a reduction in revenues from sales of third party video processing products in the first quarter of 2007 compared to the corresponding period of 2006. The edge and access products line experienced an increase in net sales of $7.7 million in the first quarter of 2007 compared to the same period in 2006, primarily due to an increase in VOD deployments from domestic cable operators in the first quarter of 2007 compared to the first quarter of 2006.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the first quarter of 2007 compared with the corresponding period in 2006 are presented in the table below. Also presented are the related dollar and percentage increase (decrease) in domestic and international net sales in the first quarter of 2007 compared with the corresponding period in 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Geographic Sales Data:
U.S	$42,323	$25,653
International	27,913	30,568

Net sales	$70,236	$56,221

U.S. increase	$16,670
International decrease	(2,655)

Total increase	$14,015

U.S. percent change	65.0%
International percent change	(8.7)%
Total percent change	24.9%

The increased U.S. sales in the first quarter of 2007 compared to the corresponding period in 2006 was principally due to stronger demand from our domestic satellite and cable customers for video-on-demand (VOD) deployments as well as continuing bandwidth and network expansion, and sales of recently introduced products. For example, sales to Comcast increased by $8.1 million in the first quarter of 2007 compared to the first quarter of 2006.
International sales in the first quarter of 2007 decreased compared to the corresponding period in 2006 primarily due to slower than expected progress on a number of ongoing IPTV projects, primarily in the European market. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2007 as compared with the corresponding prior year period of 2006 are presented in the tables below. Also presented are the related dollar and percentage increases in gross profit in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Gross profit	$27,152	$19,880
As a % of net sales	38.7%	35.4%

Increase	$7,272
Percent change	36.6%
The increase in gross profit in the first quarter of 2007 as compared to the corresponding period of 2006 was primarily due to higher sales, which was partially offset by increased expense of $0.8 million from amortization of intangibles in the first quarter of 2007 compared to the first quarter of 2006. The gross margin percentage of 38.7% in the first quarter of 2007 compared to 35.4% in the first quarter of 2006 was higher primarily due to higher gross margin on recently introduced products, which was partially offset by increased expense from amortization of intangibles.
In the first quarter of 2007, $1.0 million of amortization of intangibles was included in cost of sales compared to $0.2 million in the first quarter of 2006. The higher amortization in the first quarter of 2007 was due to the amortization of intangibles arising from the Entone acquisition which was completed in the fourth quarter of 2006. We expect to record approximately $2.9 million in amortization of intangibles in cost of sales in the remaining nine months of 2007 related to the acquisition of Entone.

Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2007, as compared with the corresponding period of 2006, are presented in the table below. Also presented are the related dollar and percentage increases in research and development expense in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Research and development expense	$10,992	$9,948
As a % of net sales	15.7%	17.7%

Increase	$1,044
Percent change	10.5%
The increase in research and development expense in the first quarter of 2007 as compared to the same period in 2006 was primarily the result of increased compensation costs of $1.5 million, which was partially offset by decreased use of prototype materials of $0.2 million associated with the development of new products and lower stock-based compensation expenses of $0.1 million. The increased compensation costs in the first quarter of 2007 was related to the increased headcount associated with the acquisition of Entone in December 2006 and higher incentive compensation expenses.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2007, as compared with the corresponding period of 2006, are presented in the table below. Also presented are the related dollar and percentage decreases in selling, general and administrative expense in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Selling, general and administrative expense	$15,675	$15,713
As a % of net sales	22.3%	27.9%

Decrease	$(38)
Percent change	(0.2)%
The decrease in selling, general and administrative expense in the first quarter of 2007 compared to the same period in 2006 was primarily a result of lower travel expenses of $0.3 million associated with selling activities, lower recruiting expenses of $0.2 million and lower stock-based compensation expense of $0.1 million which were offset by higher compensation expense of $0.4 million primarily related to incentives and higher facilities expenses of $0.4 million primarily due to excess facilities charges related to the closure of the manufacturing and research and development facility in the UK.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the first quarter of 2007 as compared with the corresponding period of 2006 are presented in the table below. Also presented are the related dollar and percentage increases in amortization of intangible assets in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Amortization of intangibles	$111	$91
As a % of net sales	0.2%	0.2%

Increase	$20
Percent change	22.0%
The increase in the amortization of intangibles in the first quarter of 2007 compared to the same period in 2006 was primarily due to the acquisition of Entone’s intangible assets during the fourth quarter of 2006. Harmonic expects to record a total of approximately $0.3 million in amortization of intangibles in operating expenses in the remaining nine months of 2007 due to the amortization of intangible assets resulting from the acquisition of Entone.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the first quarter of 2007 as compared with the corresponding period of 2006, are presented in the table below. Also presented are the related dollar and percentage increases in interest income, net, in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Interest income, net	$996	$992
As a % of net sales	1.4%	1.8%

Increase	$4
Percent change	0.4%
The increase in interest income, net, in the first three months of 2007 compared to the corresponding period of 2006, was due primarily to a lower interest expense on debt and higher interest rates on the investment portfolio which was partially offset by a lower portfolio balance during the first quarter of 2007.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net sales in the first quarter of 2007 as compared with the corresponding period of 2006, are presented in the table below. Also presented is the related dollar and percentage decrease in other expense, net, in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Other expense	$23	$92
As a % of net sales	0.0%	0.2%

Decrease	$69
Percent change	75.0%
The decrease in other expense, net, in the first quarter of 2007 compared to the same period of 2006 was primarily due to foreign exchange gains.

Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2007, as compared with the corresponding period of 2006, are presented in the tables below. Also presented is the related dollar and percentage increase in income taxes in the first quarter of 2007 as compared with the corresponding period of 2006 (in thousands, except percentages).

	Three Months Ended
	March 30, 2007	March 31, 2006
Provision for income taxes	$231	$175
As a % of net sales	0.3%	0.3%

Increase	$56
Percent change	32.0%
The increase in the provision for income taxes in the first quarter of 2007 compared to the same period in 2006 was primarily due to the charge for interest and penalties on unresolved tax liabilities for the three months ended March 30, 2007.
Liquidity and Capital Resources

	Three Months Ended
(in thousands)	March 30, 2007	March 31, 2006
Cash, cash equivalents and short-term investments	$82,856	$108,558
Net cash used in operating activities	$(12,180)	$(2,547)
Net cash provided by investing activities	$1,225	$4,057
Net cash provided by financing activities	$4,056	$1,833
As of March 30, 2007, cash, cash equivalents and short-term investments totaled $82.9 million, compared to $92.4 million as of December 31, 2006. Cash used in operations in the first three months of 2007 was $12.2 million, resulting from net income of $1.1 million, adjusted for $3.9 million in non-cash charges and a $17.2 million net change in assets and liabilities. The non-cash charges included depreciation, amortization, disposal of fixed assets and stock-based compensation expense. The net change in assets and liabilities included a decrease in accounts payable primarily from the payment of inventory purchases, a decrease in accrued and other liabilities primarily from the payment of merger-related obligations from our DiviCom acquisition in 2000 and payment of bonuses, a decrease in deferred revenue, an increase in inventories related to recently introduced products, which was partially offset by a decrease in accounts receivable from cash collections resulting from a strong revenue quarter in the fourth quarter of 2006.
To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. In addition, we usually pay our annual incentive compensation to employees in the first quarter.
Net cash provided by investing activities was $1.2 million for the three months ended March 30, 2007, resulting primarily from the net sale and maturity of investments of $2.6 million which was partially offset by $1.4 million of capital expenditures primarily for test equipment. Harmonic currently expects capital expenditures to be in the range of $5 million to $6 million during 2007.
Net cash provided by financing activities was $4.1 million for the three months ended March 30, 2007, resulting primarily from proceeds received of $4.5 million from the exercise of stock options and the sale of our common stock under our ESPP, less the repayment of $0.5 million of the entire remaining outstanding secured term loan.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of March 30, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 9 countries. Harmonic paid $2.4 million in January 2007, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $20.0 million that matures on March 5, 2008. In March 2007, Harmonic paid in full the outstanding balance of its secured term loans for equipment and canceled this term loan feature as part of the renewal process for the bank line of credit. As of March 30, 2007, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2007, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At March 30, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2007 amendment resulted in the company paying a fee of $10,000 and requiring payment of approximately $20,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at March 30, 2007). Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property.
Harmonic’s cash and investment balances at March 30, 2007 were $82.9 million. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months including our contractual obligation to invest $2.5 million in Entone’s CPE business and final settlement and payment of C-Cube’s pre-merger liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to this registration statement on Form S-3, which has been declared effective by the SEC, we are able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
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
None as of March 30, 2007.

Contractual Obligations and Commitments
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% and 9% of net sales in the first three months of 2007 and 2006, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At March 30, 2007, we had a forward contract to sell Euros totaling $7.3 million that matures during the second quarter of 2007. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
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
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Changes in internal controls.
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube Microsystems Inc., or C-Cube, securities between January 19 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.
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

On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. Mediation has been scheduled for the parties on May 24, 2007.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube, who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for August 3, 2007.
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
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Plaintiffs purport to have served the lawsuit on Harmonic on or about April 2, 2007. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first three months of 2007 and the fiscal years 2006 and 2005 accounted for approximately 61%, 50% and 54% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV in 2003. News Corporation announced its intention to sell its interest in DIRECTV to Liberty Media in December 2006. In the telco market, AT&T recently completed its acquisition of Bell South.
In the first three months of 2007 and the fiscal years 2006 and 2005, sales to Comcast accounted for 21%, 12% and 18%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. Furthermore, in the third and fourth quarters of 2005, sales to a distributor for a major telco accounted for 13% of net sales. However, we have not made continuing significant shipments to this telco after the second quarter of 2006, and we do not expect to make continuing significant shipments to this customer after 2006. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
–	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

–	changes in market demand;

–	the timing and amount of orders, especially from significant customers;

–	the timing of revenue recognition from solution contracts which may span several quarters;

–	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

–	the timing of completion of projects;

–	the need to replace revenue from shipments to a distributor for a major telco, which we do not expect to continue at the same level of revenue in 2007 compared to 2006;

–	competitive market conditions, including pricing actions by our competitors;

–	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

–	our unpredictable sales cycles;

–	the amount and timing of sales to telcos, which are particularly difficult to predict;

–	new product introductions by our competitors or by us;

–	changes in domestic and international regulatory environments;

–	market acceptance of new or existing products;

–	the cost and availability of components, subassemblies and modules;

–	the mix of our customer base and sales channels;

–	the mix of products sold and the effect it has on gross margins;

–	changes in our operating expenses and extraordinary expenses;

–	the impact of SFAS 123(R), a recently adopted accounting standard which requires us to expense stock options;

–	the impact of FIN 48, a recently adopted accounting standard which requires us to expense potential taxes, penalties, and interest;

–	our development of custom products and software;

–	the level of international sales; and

–	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
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
Future demand for our products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, VOD, HDTV, mobile video services, very high-speed data services and voice-over-IP (VoIP) telephony.
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
–	new video compression standards such as MPEG-4/H.264 for both standard definition and high definition services;

–	FTTP and DSL networks designed to facilitate the delivery of video services by telcos;

–	the greater use of protocols such as IP; and

–	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders (PVRs).
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
–	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers;

–	the entry of telcos into the video business;

–	growth in HDTV, on-demand services and mobile video;

–	the use of digital video by businesses, governments and educators;

–	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

–	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.

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
The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.
The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the most recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-Cor. In our video processing and edge and access products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies. In February 2007, Ericsson launched a bid for Tandberg Television which the Tandberg board subsequently recommended to its shareholders. In April 2007, Ericsson completed the acquisition of Tandberg.
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
If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, new standards for video compression have been introduced and products based on these standards are being developed by Harmonic and certain competitors. If our competitors are successful in bringing these products to market earlier, or if these products are more technologically capable than ours, then our sales could be materially and adversely affected. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.
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
For these and other reasons, our sales cycles generally last three to nine months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Additionally, our sales arrangements may include testing and acceptance of new technologies where the timing of completion of acceptance testing is difficult to predict and may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, revenue from two significant customer orders in the third quarter of 2004 was delayed due to these factors until the fourth quarter of 2004, and delays in the completion of certain projects underway with our international telco customers in the second quarter of 2006 and the first quarter of 2007 resulted in lower revenue.
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
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 69 employees as of March 30, 2007, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah and the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council have also heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations, and we cannot predict the effect of events in Israel on Harmonic in the future.
We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.
Sales to customers outside of the U.S. in the first three months of 2007 and the fiscal years 2006 and 2005 represented 40%, 49% and 40% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
–	changes in foreign government regulations and telecommunications standards;

–	import and export license requirements, tariffs, taxes and other trade barriers;

–	fluctuations in currency exchange rates;

–	difficulty in collecting accounts receivable;

–	potential tax issues;

–	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

–	difficulty in staffing and managing foreign operations;

–	political and economic instability; and

–	changes in economic policies by foreign governments.
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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued FAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the three months ended March 30, 2007, stock-based compensation expense recognized under SFAS 123(R) was $1.2 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.
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
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of March 30, 2007 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months including our contractual obligation to invest $2.5 million in Entone’s CPE business and final settlement and payment of C-Cube’s pre-merger liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to this registration statement on Form S-3, which has been declared effective by the SEC, we are able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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
We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL, and in connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Following the closure of our BTL operations in the first quarter of 2007, we reduced our headcount by 29 employees in the UK. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
We Are Subject To Various Environmental Laws And Regulations That Could Impose Substantial Costs Upon Us And May Adversely Affect Our Business, Operating Results And Financial Condition.
Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those governing the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs and fines, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, effective August 13, 2005, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, effective July 1, 2006, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly, and redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, and we may have unfulfilled sales orders, which could negatively impact our ability to generate revenue from those products. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan, and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such countries. We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

We Are Liable For C-Cube’s Pre-Merger Liabilities, Including Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of March 30, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 9 countries. Harmonic paid $2.4 million in January 2007, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
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
We also may face challenges in achieving the strategic objectives, cost savings or other benefits from these acquisitions and difficulties in expanding our management information systems to accommodate the acquired business. For example, we recently closed all operations and product lines related to Broadcast Technology Limited, which we acquired in 2005. Such difficulties could disrupt our ongoing business, distract our management and employees and significantly increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Plaintiffs purport to have served the lawsuit on Harmonic on or about April 2, 2007. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. An unfavorable outcome of this matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube Microsystems Inc., or C-Cube, securities between January 19 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.
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
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. Mediation has been scheduled for the parties on May 24, 2007.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint, and a case management conference and hearing are scheduled for August 3, 2007.
Based on its review of the surviving claims in the securities class actions, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail.
In addition, in July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint seeks injunctive relief, royalties and damages. Plaintiffs purport to have served the lawsuit on Harmonic on or about April 2, 2007. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it.
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
The Terrorist Attacks Of 2001 And The Ongoing Threat Of Terrorism Have Created Great Uncertainty And May Continue To Harm Our Business.
Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in the U.S. in 2001 and subsequent terrorist attacks in other parts of the world have created many economic and political uncertainties that have severely impacted the global economy, and have adversely affected Harmonic business. For example, following the 2001 terrorist attacks in the U.S., we experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate the stability and strength of the U.S. and other economies and the impact of economic conditions on our business.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 9, 2007.

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