Form 10-Q
period 2007-06-29
HARMONIC INC
filed 2007-08-03
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2007

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
Yes ☐                No ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 79,765,014 on July 27, 2007.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	June 29, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$21,421	$33,454
Short-term investments	60,798	58,917
Accounts receivable, net of allowances of $4,791 and $4,471	62,476	64,674
Inventories	42,508	42,116
Prepaid expenses and other current assets	16,387	12,807

Total current assets	203,590	211,968
Property and equipment, net	14,011	14,816
Goodwill	37,204	37,141
Intangibles, net	14,483	16,634
Other assets	1,415	1,403

Total assets	$270,703	$281,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$460
Accounts payable	16,716	33,863
Income taxes payable	480	7,098
Deferred revenue	28,844	29,052
Accrued liabilities	37,756	44,097

Total current liabilities	83,796	114,570
Accrued excess facilities costs, long-term	13,403	16,434
Income taxes payable, long-term	8,040	—
Other non-current liabilities	7,045	5,824

Total liabilities	112,284	136,828

Commitments and contingencies (Notes 15,16 and 17)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 79,410 and 78,386 shares issued and outstanding	79	78
Capital in excess of par value	2,086,992	2,078,863
Accumulated deficit	(1,928,442)	(1,933,708)
Accumulated other comprehensive loss	(210)	(99)

Total stockholders’ equity	158,419	145,134

Total liabilities and stockholders’ equity	$270,703	$281,962

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Product sales	$64,066	$46,662	$130,022	$98,446
Service revenue	7,216	6,608	11,497	11,045

Net sales	71,282	53,270	141,519	109,491

Product cost of sales	37,501	29,061	78,417	63,242
Service cost of sales	3,216	2,603	5,385	4,763

Total cost of sales	40,717	31,664	83,802	68,005

Gross profit	30,565	21,606	57,717	41,486

Operating expenses:
Research and development	9,605	9,585	20,597	19,533
Selling, general and administrative	15,771	15,979	31,446	31,692
Amortization of intangibles	111	43	222	135

Total operating expenses	25,487	25,607	52,265	51,360

Income (loss) from operations	5,078	(4,001)	5,452	(9,874)

Interest income, net	990	1,175	1,986	2,167
Other expense, net	7	128	(16)	36

Income (loss) before income taxes	6,075	(2,698)	7,422	(7,671)

Provision for (benefit from) income taxes	(174)	205	57	380

Net income (loss)	$6,249	$(2,903)	$7,365	$(8,051)

Net income (loss) per share
Basic	$0.08	$(0.04)	$0.09	$(0.11)

Diluted	$0.08	$(0.04)	$0.09	$(0.11)

Weighted average shares
Basic	79,361	74,167	79,164	74,134

Diluted	80,480	74,167	80,304	74,134

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended
	June 29,	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$7,365	$(8,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	2,151	458
Depreciation	3,347	3,993
Stock-based compensation	2,786	3,130
Net loss (gain) on disposal and impairment of fixed assets	(60)	20
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	2,172	7,630
Inventories	(383)	7,564
Prepaid expenses and other assets	(3,706)	(3,731)
Accounts payable	(16,913)	(3,129)
Deferred revenue	1,622	(3,248)
Income taxes payable	(664)	319
Accrued excess facilities costs	(2,646)	(2,335)
Accrued and other liabilities	(5,054)	698

Net cash provided by (used in) operating activities	(9,983)	3,318

Cash flows from investing activities:
Purchases of investments	(53,843)	(39,431)
Proceeds from sales of investments	51,928	49,024
Acquisition of property and equipment	(2,482)	(2,404)
Acquisition costs related to the merger of Entone Technologies, Inc.	(2,466)	—

Net cash provided by (used in) investing activities	(6,863)	7,189

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,329	2,145
Repayments under bank line and term loan	(460)	(418)
Repayments of capital lease obligations	(43)	(41)

Net cash provided by financing activities	4,826	1,686

Effect of exchange rate changes on cash and cash equivalents	(13)	(41)

Net increase (decrease) in cash and cash equivalents	(12,033)	12,152
Cash and cash equivalents at beginning of period	33,454	37,818

Cash and cash equivalents at end of period	$21,421	$49,970

Supplemental disclosure of cash flow information:
Income tax payments, net	$768	$138
Interest paid during the period	$66	$59
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” the “Company” or “we”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2007, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
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
Note 2: Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement in the first quarter of 2008 will have on our results of operations or financial position.
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
The Company adopted Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 10 for additional information, including the effects of adoption on the Company’s condensed consolidated financial statements.
Note 3: Entone Acquisition
On December 8, 2006, Harmonic acquired Entone Technologies, Inc., or Entone, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated August 21, 2006. Under the terms of the merger agreement, Entone spun off its consumer premise equipment business, or CPE business, to Entone’s existing stockholders prior to closing. Entone then merged into Harmonic, and Harmonic acquired Entone’s VOD business, which includes the development, sale and support of head-end equipment (software and hardware) and associated services for the creation, distribution and delivery of on-demand television programming to operators who offer such programming to businesses and consumers. Harmonic believes Entone’s software solution, which facilitates the provisioning of personalized video services including video-on-demand, network personal video recording, time-shifted television and targeted advertisement insertion, will enable Harmonic to expand the scope of solutions we can offer to cable, satellite and telco/IPTV service providers in order to provide an advanced and uniquely integrated delivery system for the next generation of both broadcast and personalized IP-delivered video services. These opportunities, along with the established Asia-based software development workforce, were significant factors to the establishment of the purchase price, which exceeded the fair value of Entone’s net tangible and intangible assets acquired resulting in the amount of goodwill we have recorded with this transaction. Management has made a preliminary allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities assumed based on various preliminary estimates. The allocation of the estimated purchase price is preliminary pending finalization of various estimates and analyses.
The purchase price of $49.0 million included $26.2 million in cash, $20.1 million of stock issued, consisting of 3,579,715 shares of Harmonic common stock, $0.2 million in stock options assumed, and $2.5 million of transaction costs. Stock options to purchase Harmonic common stock totaling 175,342 shares were issued to reflect the conversion of all outstanding Entone options for continuing employees. The fair value of Harmonic’s stock options issued to Entone employees were valued at $925,000 using the Black-Scholes options pricing model of which $697,000 represented unearned stock-based compensation, which is being recorded as compensation expense as services are provided by optionholders, and $228,000 was recorded as purchase consideration. As part of the terms of the Merger Agreement, Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to closing of an initial round of equity financing in which at least $4 million is invested by third parties. This note was funded in July 2007.
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
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed as of the beginning of January 1, 2006. The unaudited pro forma financial information for the three and six months ended June 30, 2006 combines the results for Harmonic for the three and six months ended June 30, 2006, and the historical results of Entone’s VOD business for the three and six months ended June 30, 2006. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three Months	Six Months
	Ended	Ended
(in thousands, except per share data)	June 30, 2006	June 30, 2006
Net sales	$55,019	$111,574
Net loss	$(4,544)	$(12,329)
Net loss per share – basic	$(0.06)	$(0.17)
Net loss per share – diluted	$(0.06)	$(0.17)

Note 4: Cash, Cash Equivalents and Investments
At June 29, 2007 and December 31, 2006, cash, cash equivalents and short-term investments are summarized as follows (in thousands):

	June 29, 2007	December 31, 2006
Cash and cash equivalents	$21,421	$33,454

Short-term investments:
Less than one year	44,380	54,724
Due in 1-2 years	16,418	4,193

Total short-term investments	60,798	58,917

Total cash, cash equivalents and short-term investments	$82,219	$92,371

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 29, 2007
U.S. government debt securities	$19,257	$8	$(31)	$19,234
Corporate debt securities	35,047	8	(41)	35,014
Other debt securities	6,550	—	—	6,550

Total	$60,854	$16	$(72)	$60,798

December 31, 2006
U.S. government debt securities	$17,187	$—	$(36)	$17,151
Corporate debt securities	38,678	38	(25)	38,691
Other debt securities	3,075	—	—	3,075

Total	$58,940	$38	$(61)	$58,917

Impairment of Investments
We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow any anticipated recovery in fair value.

In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 29, 2007 (in thousands):

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government debt securities	$12,583	$(23)	$3,492	$(8)	$16,075	$(31)
Corporate debt securities	19,414	(41)	749	—	20,163	(41)

Total	$31,997	$(64)	$4,241	$(8)	$36,238	$(72)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 5: Inventories

	June 29,	December 31,
(In thousands)	2007	2006
Raw materials	$11,166	$12,845
Work-in-process	4,306	3,759
Finished goods	27,036	25,512

	$42,508	$42,116

Note 6: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of June 29, 2007 and December 31, 2006 (in thousands):

	June 29, 2007			December 31, 2006
			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Amount *	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$44,367	$(32,135)	$12,232	$44,322	$(30,160)	$14,162
Customer relationships	33,613	(32,072)	1,541	33,611	(31,929)	1,682
Trademark and tradename	5,038	(4,328)	710	5,031	(4,241)	790
Supply agreement	3,544	(3,544)	—	3,532	(3,532)	—

Subtotal of identified intangibles	86,562	(72,079)	14,483	86,496	(69,862)	16,634
Goodwill	37,204	—	37,204	37,141	—	37,141

Total goodwill and other intangibles	$123,766	$(72,079)	$51,687	$123,637	$(69,862)	$53,775

*	Cumulative foreign currency translation adjustments, reflecting movement in the functional currencies of the underlying international entities, totaled approximately $0.2 million for intangible assets as of June 29, 2007 and December 31, 2006.

The changes in the carrying amount of goodwill for the six months ended June 29, 2007 are as follows (in thousands):

Goodwill
Balance as of January 1, 2007	$37,141
Purchase price adjustments	—
Foreign currency translation adjustments	63

Balance as of June 29, 2007	$37,204

For the three and six months ended June 29, 2007, the Company recorded a total of $1.1 million and $2.2 million of amortization expense for identified intangibles, of which $1.0 million and $2.0 million was included in cost of sales, respectively. For the three and six months ended June 30, 2006, the Company recorded a total of $0.2 million and $0.5 million of amortization expense for identified intangibles, of which $0.2 million and $0.3 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Years Ending December 31,	Amounts
2007 (remaining 6 months)	$2,151
2008	4,302
2009	4,237
2010	3,094
2011	433
2012	266

Total	$14,483

Note 7: Restructuring and Excess Facilities
In 2001 and 2002 excess facilities charges totaling $44.3 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market.
As of June 29, 2007, accrued excess facilities cost totaled $20.1 million, of which $6.7 million was included in current accrued liabilities and $13.4 million in other non-current liabilities. The Company incurred cash outlays of $3.2 million during the first six months of 2007 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $3.5 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2007 and to pay the remaining $16.6 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.
During the second quarter of 2006, the Company streamlined its senior management team primarily in the U.S. operations and recorded severance and other costs of approximately $1.0 million. We expect the remaining payments related to these actions to be paid by the end of the third quarter of 2007.
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

During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.4 million. This charge primarily relates to two buildings in the UK which were vacated during the first quarter of 2007 in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS No. 146. The Company expects to record an additional charge in the third quarter of 2007 for an additional building in the UK in connection with the closure of BTL.
The following table summarizes restructuring activities (in thousands):

	Management	Excess	Campus	BTL
	Reduction	Facilities	Consolidation	Closure	Total

Balance at December 31, 2006	$394	$17,184	$5,514	$—	$23,092
Provisions/(recoveries)	(18)	—	232	336	550
Cash payments, net of sublease income	(298)	(2,184)	(1,015)	(15)	(3,512)

Balance at June 29, 2007	$78	$15,000	$4,731	$321	$20,130

Note 8: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $20.0 million that matures on March 5, 2008. In March 2007, Harmonic paid in full the outstanding balance of its secured term loans for equipment and canceled this term loan feature as part of the renewal process for the bank line of credit. As of June 29, 2007, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2007, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At June 29, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2007 amendment resulted in the Company paying a fee of $10,000 and requiring payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at June 29, 2007). Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property.
Note 9: Benefit Plans
Stock Option Plans. Harmonic has reserved 11,533,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. Certain option awards granted to former Entone employees in 2006 had a term of ten years from the original Entone date of grant and are fully exercisable at the date of grant and, to the extent not vested, become restricted shares subject to repurchase. At June 29, 2007 there were no restricted shares outstanding.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. The Plan provides for the grant of non-statutory stock options to certain non-employee directors of Harmonic pursuant to an automatic, non-discretionary grant mechanism. Options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future option granted under the Plan to seven years. Harmonic has a total of 714,000 shares of Common Stock reserved for issuance under the Plan.
The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(In thousands except exercise price)
Balance at December 31, 2006	3,632	9,249	$11.50
Options granted	(2,060)	2,060	8.32
Options exercised	—	(623)	6.04
Options canceled	550	(550)	12.37
Options expired	—	(11)	31.53

Balance at June 29, 2007	2,122	10,125	11.12

Options vested and exercisable as of June 29, 2007		6,267	$13.53

Options vested and expected-to-vest as of June 29, 2007		9,433	$11.42

The weighted-average fair value of options granted for the six months ended June 29, 2007 was $4.46.
The following table summarizes information regarding stock options outstanding at June 29, 2007:

	Stock Options Outstanding		Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	June 29, 2007	(Years)	Exercise Price	June 29, 2007	Exercise Price
(In thousands, except exercise price and life)
$ 0.19 - 5.66	1,271	5.7	$3.74	921	$3.60
5.67 – 5.87	1,923	6.3	5.86	772	5.86
5.88 – 8.20	2,326	6.1	7.91	484	7.08
8.21 – 9.29	2,013	5.1	9.00	1,554	9.05
9.44 – 14.50	1,127	4.0	10.71	1,071	10.74
15.00 – 25.50	1,026	2.6	23.64	1,026	23.64
25.81 – 121.68	439	2.3	54.02	439	54.02

	10,125	5.1	$11.12	6,267	$13.53

The weighted-average remaining contractual life for all exercisable stock options at June 29, 2007 was 4.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at June 29, 2007 was 5.0 years.
Aggregate pre-tax intrinsic value of options outstanding and exercisable at June 29, 2007 was $8.1 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $13.4 million at June 29, 2007. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $8.87 as of June 29, 2007, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.4 million and $2.3 million during the three and six months ended June 29, 2007, respectively.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first six months of 2007 and 2006, the number of shares of stock issued under the purchase plans were 401,061 and 411,324 shares at weighted average prices of $3.90 and $4.18, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.14 and $1.70 for the first six months of 2007 and 2006, respectively. At June 29, 2007, 2,082,434 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.1 million and $0.2 million in the three and six months periods ended June 29, 2007.
Stock-based Compensation
The following table summarizes stock-based compensation costs on our Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2007 and June 30, 2006:

(In thousands)	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Employee stock-based compensation in:
Cost of sales	$256	$268	$464	$542

Research and development expense	485	451	875	973
Sales, general and administrative expense	696	783	1,157	1,613

Total employee stock-based compensation in operating expense	1,181	1,234	2,032	2,586

Total employee stock-based compensation	1,437	1,502	2,496	3,128
Amount capitalized as inventory	(2)	38	14	38
Total other stock-based compensation(1)	141	1	290	2

Total stock-based compensation	$1,576	$1,541	$2,800	$3,168

(1)	Other stock-based compensation represents charges related to non-employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Expected life (years)	4.75	4.75	4.75	4.75
Volatility	59%	72%	59%	76%
Risk-free interest rate	4.8%	4.9%	4.7%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Expected life (years)	0.5	0.8	0.5	0.8
Volatility	52%	69%	52%	69%
Risk-free interest rate	4.9%	3.7%	4.9%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected term for stock options and the ESPP represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term using the SAB 107 simplified method for stock options and historical data for the ESPP. As alternative sources of data become available in order to determine the expected term we will incorporate these data into our assumption.
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
Note 10: Income Taxes
We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The effect of this pronouncement on the Company’s retained earnings as of January 1, 2007 was a decrease in retained earnings of $2.1 million for interest and penalties. At the date of adoption of January 1, 2007, we had $7.1 million of unrecognized tax benefits which included $0.7 million of unrecognized tax benefits that were fully offset by a valuation allowance. The amount of interest and penalties at the adoption date was approximately $2.1 million. The Company historically had a $6.4 million balance in current taxes payable. As a result of the adoption of FIN 48, the FIN 48 liability of $6.4 million was reclassified to long-term taxes payable.
For the six months ended June 29, 2007, the Company has accrued $0.3 million of interest and reversed $0.8 million of FIN 48 liability upon the expiration of the statute of limitation in foreign jurisdictions. The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months.
We anticipate the unrecognized tax benefit may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable, if recognized, would reduce the annual income provision.
As of June 29, 2007, we have accrued $0.3 million of interest related to uncertain tax positions. The cumulative balance as of June 29, 2007 of interest and penalties related to uncertain tax positions is approximately $2.4 million.
The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 11: Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three and six months ended June 29, 2007 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive.
The following table shows the potentially dilutive shares, consisting of options, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Potentially dilutive options outstanding	6,561	6,521	9,944	10,797

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net income (loss) (numerator)	$6,249	$(2,903)	$7,365	$(8,051)

Shares calculation (denominator):
Weighted average shares outstanding — basic	79,361	74,167	79,164	74,134
Effect of dilutive securities:
Potential common stock relating to stock options	1,119	—	1,140	—

Average shares outstanding — diluted	80,480	74,167	80,304	74,134

Net income (loss) per share — basic	$0.08	$(0.04)	$0.09	$(0.11)

Net income (loss) per share — diluted	$0.08	$(0.04)	$0.09	$(0.11)

Note 12: Comprehensive Income (Loss)
The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net income (loss)	$6,249	$(2,903)	$7,365	$(8,051)
Change in unrealized gain (loss) on investments, net	(26)	44	(20)	91
Foreign currency translation	(95)	81	(90)	106

Total comprehensive income (loss)	$6,128	$(2,778)	$7,255	$(7,854)

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

Our revenue by geographic region, based on the location at which each sales originates, is summarized as follows:
Geographic Information (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net sales:
United States	$38,705	$26,949	$81,027	$52,602
International	32,577	26,321	60,492	56,889

Total	$71,282	$53,270	$141,519	$109,491

Note 14: Related Party
A director of Harmonic was also a director of Terayon Communication Systems Inc., until Terayon’s merger with Motorola in July 2007, and the Company purchases products for resale from Terayon. Product purchases from Terayon were approximately $0.1 million and $1.0 million for the three and six months ended June 29, 2007, respectively. Product purchases from Terayon were approximately $0.9 million and $1.6 million, for the three and six months ended June 30, 2006, respectively. As of June 29, 2007 and December 31, 2006, Harmonic had liabilities to Terayon of approximately $0.2 million and $1.0 million, respectively, for inventory purchases.
A recently appointed director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.1 million and $0.4 million for the three and six months ended June 29, 2007, respectively. As of June 29, 2007, Harmonic had liabilities to JDS Uniphase of approximately $0.1 million.
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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Balance at beginning of the period	$5,869	$6,058	$6,061	$6,166
Accrual for warranties	871	979	1,580	2,021
Adjustments for pre-existing warranties	422	—	422	—
Warranty costs incurred	(1,106)	(1,019)	(2,007)	(2,169)

Balance at end of the period	$6,056	$6,018	$6,056	$6,018

Standby Letters of Credit. As of June 29, 2007, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.7 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through June 29, 2007.

Guarantees. As of June 29, 2007, Harmonic had no other guarantees outstanding.
Note 16: Commitments
Convertible Note. As part of the terms of the Agreement and Plan of Merger with Entone Technologies, Inc., Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties. This note was funded in July 2007.
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
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that those claims did not allege fraud and therefore were subject to only minimal pleading standards. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, Harmonic’s Chairman and former Chief Executive Officer, and affirmed the dismissal of that claim against Harmonic, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. A mediation session was held on May 24, 2007 at which the parties were unable to reach a settlement.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint and reply briefs are due September 13, 2007. A case management conference and hearing are scheduled for October 5, 2007.
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
Note 18: Subsequent Event
On July 25, 2007, Harmonic announced that it had entered into a definitive agreement to acquire Rhozet Corporation, a privately held company based in Santa Clara, California. Harmonic completed the acquisition of Rhozet on July 31, 2007. Rhozet offers software-based universal transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications. The purchase consideration of approximately $15.5 million was comprised of approximately $5.3 million in cash and the issuance of approximately 1.1 million shares of Harmonic common stock with a value of $10.2 million, as set forth in the definitive agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our expectation that the acquisition of Entone will enable us to expand the scope of solutions we offer to cable, satellite and IPTV providers; our expectation that the majority of our net sales will be to relatively few customers for the foreseeable future; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectation that the completion of the closure of the facilities we occupied in the UK as a result of the BTL acquisition will result in an additional charge to excess facilities in the third quarter of 2007; our expectation that we will record approximately $2.0 million in amortization of intangibles in cost of sales in the remaining six months of 2007 due to the acquisition of Entone; our expectation that we will record a total of approximately $0.2 million in amortization of intangibles in operating expenses in the remaining six months of 2007 due to the acquisition of Entone; our expectation that capital expenditures will be in the range of $5 million to $6 million during 2007; our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months; our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity; our belief that a 10% change in interest rates would not have a material impact on our financial conditions, results of operations or cash flows; our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future; our expectation that SFAS 123(R) will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms; our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis; our belief that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
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
In the second quarter and first six months of 2007, Harmonic’s net sales increased 34% and 29% compared to the second quarter and first six months of 2006, respectively. The increase in sales in the second quarter and the first six months of 2007 compared to the corresponding periods in 2006 were primarily due to stronger demand from our domestic cable customers for products and solutions related to video-on-demand (VOD) deployments as well as continuing bandwidth and network expansion, and sales of our recently introduced products. Gross margins increased in the second quarter and the first six months of 2007 compared to the corresponding periods in 2006 due to favorable margins from the sale of new products and lower average product costs due to increased manufacturing volumes.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the second quarter of 2007, sales to Comcast accounted for 16% of net sales, and in the second quarter of 2006, sales to Cox Communications accounted for 13% of net sales. In the first six months of 2007, sales to Comcast accounted for 19% of net sales, and in the first six months of 2006 no customer had sales that accounted for more that 10% of sales.

Sales to customers outside of the U.S. in the second quarter and the first six months of 2007 represented 46% and 43% of net sales, respectively, compared to 49% and 52% for the comparable periods in 2006. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 6% in the first six months of 2007 compared to 5% for the comparable period of 2006. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
In 2001 and 2002 excess facilities and fixed asset impairment charges totaling $52.6 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. In the third quarter of 2006, we completed our facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. Although we entered into new subleases for approximately 60,000 square feet of space in 2004, 30,000 square feet of space in 2005 and approximately 60,000 square feet of space in 2006, in the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
In the fourth quarter of 2006, we discontinued a decoder product line and announced the closing of our manufacturing operations in the UK. In the first quarter of 2007 we decided to shut down our UK research and development operations and to abandon the facility in which such operations were conducted which resulted in an excess facility charge of $0.3 million for two buildings. We expect to complete the closure of the facility in the third quarter of 2007 which we expect will result in an additional charge to excess facilities.
On December 8, 2006, Harmonic completed its acquisition of the video networking software business of Entone for a total purchase price of $49.0 million. The purchase price consisted of a payment of $26.2 million, the issuance of 3,579,715 shares of Harmonic common stock with a value of $20.1 million, the issuance of 175,342 options to purchase Harmonic common stock with a value of $0.2 million, and $2.5 million of transaction costs. Prior to the closing of the acquisition, Entone spun off its consumer premises equipment, or CPE, business into a separate private company. As part of the terms of the acquisition agreement pursuant to which Harmonic acquired the video networking software business of Entone, Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties. This note was funded in July 2007.
On July 31, 2007, Harmonic announced that it had entered into a definitive agreement to acquire Rhozet Corporation, a privately held company based in Santa Clara, California. Harmonic completed the acquisition of Rhozet on July 31, 2007. Rhozet offers software-based universal transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications. The purchase consideration of approximately $15.5 million was comprised of approximately $5.3 million in cash and the issuance of approximately 1.1 million shares of Harmonic common stock with a value of $10.2 million, as set forth in the definitive agreement.

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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2007 and notes to condensed consolidated financial statements as of and for the three and six month periods ended June 29, 2007, included herein. Our most critical accounting policies have not changed since December 31, 2006 and include the following:
▪	Revenue recognition;

▪	Allowances for doubtful accounts, returns and discounts;

▪	Valuation of inventories;

▪	Impairment of long-lived assets;

▪	Restructuring costs and accruals for excess facilities;

▪	Assessment of the probability of the outcome of current litigation;

▪	Accounting for income taxes, and

▪	Stock-based compensation.
Our accounting policy for income taxes was recently modified due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, or FIN 48, see Note 10 to the Condensed Consolidated Financial Statements on Income Taxes.

Results of Operations
Harmonic’s historical consolidated statements of operations data for the second quarter and first six months of 2007 and the second quarter and first six months of 2006 as a percentage of net sales, are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Products sales	90%	88%	92%	90%
Service revenue	10	12	8	10

Net sales	100	100	100	100

Product cost of sales	53	55	55	58
Service cost of sales	4	4	4	4

Cost of sales	57	59	59	62

Gross profit	43	41	41	38
Operating expenses:
Research and development	14	18	15	18
Selling, general and administrative	22	30	22	29
Amortization of intangibles	—	—	—	—

Total operating expenses	36	48	37	47
Income (loss) from operations	7	(7)	4	(9)
Interest income, net	2	2	1	2
Other income (expense), net	—	—	—	—

Income (loss) before income taxes	9	(5)	5	(7)
Provision for (benefit from) income taxes	—	—	—	—

Net income (loss)	9%	(5)%	5%	(7)%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the second quarter and first six months of 2007 compared with the corresponding periods in 2006 are presented in the table below. Also presented are the related dollar and percentage increase in consolidated net sales in the second quarter and first six months of 2007 compared with the corresponding periods in 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
Sales Data:	2007	2006	2007	2006

Video Processing	$28,216	$20,563	$54,166	$40,248
Edge and Access	31,117	23,434	66,736	51,886
Software and Other	4,733	2,665	9,120	6,312
Service and Support	7,216	6,608	11,497	11,045

Net sales	$71,282	$53,270	$141,519	$109,491

Video Processing increase	$7,653		$13,918
Edge and Access increase	7,683		14,850
Software and Other increase	2,068		2,808
Service and Support increase	608		452

Total increase	$18,012		$32,028

Video Processing percent change	37.2%		34.6%
Edge and Access percent change	32.8%		28.6%
Software and Other percent change	77.6%		44.5%
Service and Support percent change	9.2%		4.1%
Total percent change	33.8%		29.3%

Net sales increased in the second quarter of 2007 compared to the same period of 2006 principally due to stronger demand from our domestic cable customers for products and solutions related to video-on-demand (VOD) deployments as well as continuing bandwidth and network expansion, and sales of our recently introduced products. In the video processing product line, encoder sales increased by approximately $6.4 million in the second quarter of 2007 compared to the same period in the prior year due to higher spending by all types of customers. The edge and access products line experienced an increase in net sales of $7.7 million in the second quarter of 2007 compared to the same period in 2006 due to an increase in VOD deployments from domestic cable operators in the second quarter of 2007 compared to the second quarter of 2006. Software and other revenue increased in the second quarter of 2007 compared to the same period of 2006 primarily due to continued network expansion and upgrades, and sales of recently introduced products. Service and support revenue, primarily consisting of maintenance agreements, system integration and customer repairs, increased in the second quarter of 2007 compared to the same period of 2006 principally due to an increased customer base.
Net sales increased in the first six months of 2007 compared to the same period of 2006 principally due to stronger demand from our domestic cable customers for products and solutions related to video-on-demand (VOD) deployments as well as continuing bandwidth and network expansion, and sales of our newly introduced products. In the video processing product line, encoder sales were higher by approximately $10.4 million and stream processing products sales were higher by approximately $6.0 million in the first six months of 2007 compared to the same period in the prior year due to higher spending across all types of customers except telco. The edge and access products line experienced an increase in net sales of $15.7 million in the first six months of 2007 compared to the same period in 2006 due to an increase in VOD deployments from domestic cable operators in the first six months of 2007. Software and other revenue increased in the first six months of 2007 compared to the same period of 2006 primarily due to continued network expansion and upgrades, and sales of recently introduced products. Service and support revenue, consisting of maintenance agreements, system integration and customer repairs, increased in the first six months of 2007 compared to the same period of 2006 principally due to an increased customer base.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the second quarter and first six months of 2007 compared with the corresponding periods in 2006 are presented in the table below. Also presented are the related dollar and percentage increase in domestic and international net sales in the second quarter and first six months of 2007 compared with the corresponding periods in 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
Geographic Sales Data:	2007	2006	2007	2006
U.S.	$38,705	$26,949	$81,027	$52,602
International	32,577	26,321	60,492	56,889

Net sales	$71,282	$53,270	$141,519	$109,491

U.S. increase	$11,756		$28,425
International increase	6,256		3,603

Total increase	$18,012		$32,028

U.S. percent change	43.6%		54.0%
International percent change	23.8%		6.3%
Total percent change	33.8%		29.3%
The increased U.S. sales in the second quarter and first six months of 2007 compared to the corresponding periods in 2006 was principally due to stronger demand from our domestic satellite and cable customers for products and solutions related to VOD deployments as well as continued bandwidth and network expansion, and sales of recently introduced products. For example, sales to Comcast increased by $8.8 million and $16.8 million in the second quarter and first six months of 2007 compared to the corresponding periods of 2006, respectively.
International sales in the second quarter and the first six months of 2007 increased compared to the corresponding periods in 2006 primarily due to stronger demand from satellite and cable customers for network expansion, primarily in the South American and Asian markets. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 are presented in the tables below. Also presented are the related dollar and percentage increases in gross profit in the second quarter and first six months of

2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Gross profit	$30,565	$21,606	$57,717	$41,486
As a % of net sales	42.9%	40.6%	40.8%	37.9%

Increase	$8,959		$16,231
Percent change	41.5%		39.1%
The increase in gross profit in the second quarter of 2007 as compared to the corresponding period of 2006 was primarily due to increased sales, partially offset by increased expense of $0.8 million from amortization of intangibles. The gross margin percentage of 42.9% in the second quarter of 2007 compared to 40.6% in the second quarter of 2006 was higher primarily due to higher gross margin on recently introduced products, partially offset by increased expense from amortization of intangibles.
The increase in gross profit in the first six months of 2007 as compared to the first six months of 2006 was primarily due to increased sales, partially offset by increased expense of $1.7 million from amortization of intangibles. The gross margin percentage of 40.8% in the first six months of 2007 compared to 37.9% in the first six months of 2006 was higher primarily due to higher gross margin on recently introduced products, which was partially offset by increased expense from amortization of intangibles.
In the first six months of 2007, $2.0 million of amortization of intangibles was included in cost of sales compared to $0.3 million in the first six months of 2006. The higher amortization in the first six months of 2007 was due to the amortization of intangibles arising from the Entone acquisition which was completed in the fourth quarter of 2006. We expect to record approximately $2.0 million in amortization of intangibles in cost of sales in the remaining six months of 2007 due to the acquisition of Entone. Additional amortization of intangibles is expected to be recorded in the remaining six months of 2007 when the acquisition of Rhozet Corporation is completed.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2007, as compared with the corresponding periods of 2006, are presented in the table below. Also presented are the related dollar and percentage increases in research and development expense in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Research and development expense	$9,605	$9,585	$20,597	$19,533
As a % of net sales	13.5%	18.0%	14.6%	17.8%

Increase	$20		$1,064
Percent change	0.2%		5.4%
Research and development expense was flat in the second quarter of 2007 as compared to the same period in 2006, although there were lower facility and overhead expenses of $0.6 million and lower consulting expenses of $0.2 million, which were substantially offset by increased compensation costs of $0.7 million. The increased compensation costs in the second quarter of 2007 were related to the increased headcount associated with the acquisition of Entone in December 2006 and higher incentive compensation expenses.
The increase in research and development expense in the first six months of 2007 as compared to the first six months of 2006 was primarily the result of increased compensation costs of $2.1 million, which was partially offset by lower facility and overhead expenses of $0.9 million and decreased use of prototype materials of $0.3 million associated with the development of new products. The increased compensation costs in the first six months of 2007 were related to the increased headcount associated with the acquisition of Entone in December 2006 and higher incentive compensation expenses.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2007, as compared with the corresponding periods of 2006, are presented in the table below. Also presented are the related dollar and percentage decreases in selling, general and administrative expense in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Selling, general and administrative expense	$15,771	$15,979	$31,446	$31,692
As a % of net sales	22.1%	30.0%	22.2%	28.9%

Decrease	$(208)		$(246)
Percent change	(1.3)%		(0.8)%
The decrease in selling, general and administrative expense in the second quarter of 2007 compared to the same period in 2006 was primarily a result of lower overhead and facilities expenses of $0.4 million and lower third party commissions of $0.3 million, partially offset by higher legal expenses of $0.3 million resulting from acquisition and personnel expenses and increased travel expenses of $0.1 million associated with selling activities.
The decrease in selling, general and administrative expense in the first six months of 2007 compared to the first six months of 2006 was primarily a result of lower ongoing overhead and facilities expenses of $0.6 million and lower third party commissions of $0.3 million, partially offset by the excess facilities charge of $0.4 million related to the closure of the BTL facility in the UK and higher legal expenses of $0.3 million resulting from acquisition and personnel expenses.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 are presented in the table below. Also presented are the related dollar and percentage increases in amortization of intangible assets in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Amortization of intangibles	$111	$43	$222	$135
As a % of net sales	0.2%	0.1%	0.2%	0.1%

Increase	$68		$87
Percent change	158.1%		64.4%
The increase in the amortization of intangibles in the second quarter and first six months of 2007 compared to the corresponding periods in 2006 was primarily due to the acquisition of Entone’s intangible assets during the fourth quarter of 2006. Harmonic expects to record a total of approximately $0.2 million in amortization of intangibles in operating expenses in the remaining six months of 2007 due to the amortization of intangible assets resulting from the acquisition of Entone. Additional amortization of intangibles is expected to be recorded in the remaining six months of 2007 when the acquisition of Rhozet Corporation is completed.

Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006, are presented in the table below. Also presented are the related dollar and percentage decreases in interest income, net, in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Interest income, net	$990	$1,175	$1,986	$2,167
As a % of net sales	1.4%	2.2%	1.4%	2.0%

Decrease	$(185)		$(181)
Percent change	(15.7)%		(8.4)%
The decrease in interest income, net, in the second quarter and first six months of 2007 compared to the corresponding periods of 2006, was due primarily to a lower portfolio balance during the second quarter and first six months of 2007 which was partially offset by lower interest expense on debt.
Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006, are presented in the table below. Also presented is the related dollar and percentage decrease in other income (expense), net, in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Other income (expense)	$7	$128	$(16)	$36
As a % of net sales	—%	0.2%	—%	—%

Decrease	$(121)		$(52)
Percent change	(94.5)%		(144.4)%
The decrease in other income (expense), net, in the second quarter and first six months of 2007 compared to the corresponding periods of 2006 was primarily due to foreign exchange losses.
Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales in the second quarter and first six months of 2007, as compared with the corresponding periods of 2006, are presented in the tables below. Also presented are the related dollar and percentage decrease in income taxes in the second quarter and first six months of 2007 as compared with the corresponding periods of 2006 (in thousands, except percentages).

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Provision for (benefit from) income taxes	$(174)	$205	$57	$380
As a % of net sales	0.2%	0.4%	—%	0.3%

Decrease	$(379)		$(323)
Percent change	(184.9)%		(85.0)%

The decrease in the provision for income taxes in the second quarter and first six months of 2007 compared to the same period in 2006 was primarily due to the reversal of a prior year foreign tax provision which was partially offset by a charge for interest on unresolved tax liabilities in the current period.
Liquidity and Capital Resources

	Six Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Cash, cash equivalents and short-term investments	$82,219	$113,534
Net cash provide by (used in) operating activities	$(9,983)	$3,318
Net cash provided by (used in) investing activities	$(6,863)	$7,189
Net cash provided by financing activities	$4,826	$1,686
As of June 29, 2007, cash, cash equivalents and short-term investments totaled $82.2 million, compared to $92.4 million as of December 31, 2006. Cash used in operations in the first six months of 2007 was $10.0 million, resulting from net income of $7.4 million, adjusted for $8.3 million in non-cash charges and a $25.6 million net change in assets and liabilities. The non-cash charges included depreciation, amortization and stock-based compensation expense. The net change in assets and liabilities included a decrease in accounts payable primarily from the payment of inventory purchases, a decrease in accrued and other liabilities primarily from the payment of merger-related obligations from our DiviCom acquisition in 2000 and the payment of incentive compensation, a decrease in accrued excess facilities costs, an increase in prepaid expenses and other assets primarily from deferred costs on revenue projects, which was partially offset by a decrease in accounts receivable and an increase in deferred revenue.
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
Net cash used in investing activities was $6.9 million for the six months ended June 29, 2007, resulting primarily from the payment of $2.5 million in merger costs from the Entone acquisition in December 2006, the net purchase of investments of $1.9 million and by $2.5 million of capital expenditures primarily for test equipment. Harmonic currently expects capital expenditures to be in the range of $5 million to $6 million during 2007.
Net cash provided by financing activities was $4.8 million for the six months ended June 29, 2007, resulting primarily from proceeds received of $5.3 million from the exercise of stock options and the sale of our common stock under our ESPP, less the repayment of $0.5 million of the entire remaining outstanding term loan.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of June 29, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 9 countries. Harmonic paid $2.4 million in January 2007, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $20.0 million that matures on March 5, 2008. In March 2007, Harmonic paid in full the outstanding balance of its secured term loans and canceled this facility as part of the renewal process for the bank line of credit. As of June 29, 2007, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2007, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At June 29, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2007 amendment resulted in the company paying a fee of $10,000 and requiring payment of approximately $20,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (8.25% at June 29, 2007). Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property.
Harmonic’s cash and investment balances at June 29, 2007 were $82.2 million. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to this registration statement on Form S-3, which has been declared effective by the SEC, we are able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs.
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
Off-Balance Sheet Arrangements
None as of June 29, 2007.
Contractual Obligations and Commitments
As part of the terms of the Agreement and Plan of Merger with Entone Technologies, Inc., Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to its closing of an initial round of equity financing in which at least $4 million is invested by third parties. This note was funded in July 2007.
There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition during the second quarter of 2007, other than the unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The unrecognized tax benefits at June 29, 2007 were $6.3 million whose timing of resolution of which is uncertain.
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

Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 6% and 5% of net sales in the second quarter and first six months of 2007 and 2006, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At June 29, 2007, we had a forward contract to sell Euros totaling $4.5 million that matures during the third quarter of 2007. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
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
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that those claims did not allege fraud and therefore were subject to only minimal pleading standards. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, Harmonic’s Chairman and former Chief Executive Officer, and affirmed the dismissal of that claim against Harmonic, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. A mediation session was held on May 24, 2007 at which the parties were unable to reach a settlement.

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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint and reply briefs are due September 13, 2007. A case management conference and hearing are scheduled for October 5, 2007.
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
These capital spending patterns are dependent on a variety of factors, including:
–	access to financing;

–	annual budget cycles;

–	the impact of industry consolidation;

–	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

–	overall demand for communication services and the acceptance of new video, voice and data services;

–	evolving industry standards and network architectures;

–	competitive pressures, including pricing pressures;

–	discretionary customer spending patterns; and

–	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
–	uncertainty related to development of digital video industry standards;

–	delays associated with the evaluation of new services, new standards, and system architectures by many operators;

–	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

–	a reduction in the amount of capital available to finance projects of our customers and potential customers;

–	proposed and completed business combinations and divestitures by our customers and regulatory review thereof; - economic and financial conditions in domestic and international markets; and

–	bankruptcies and financial restructuring of major customers.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first six months of 2007 and the years 2006 and 2005 accounted for approximately 53%, 50% and 54% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DirecTV in 2003. News Corporation announced its intention to sell its interest in DirecTV to Liberty Media in December 2006. In the telco market, AT&T recently completed its acquisition of Bell South.
In the first six months of 2007 and the years 2006 and 2005, sales to Comcast accounted for 19%, 12% and 18%, respectively, of net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
–	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

–	changes in market demand;

–	the timing and amount of orders, especially from significant customers;

–	the timing of revenue recognition from solution contracts which may span several quarters;

–	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

–	the timing of completion of projects;

–	competitive market conditions, including pricing actions by our competitors;

–	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

–	our unpredictable sales cycles;

–	the amount and timing of sales to telcos, which are particularly difficult to predict;

–	new product introductions by our competitors or by us;

–	changes in domestic and international regulatory environments;

–	market acceptance of new or existing products;

–	the cost and availability of components, subassemblies and modules;

–	the mix of our customer base and sales channels;

–	the mix of products sold and the effect it has on gross margins;

–	changes in our operating expenses and extraordinary expenses;

–	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

–	the impact of FIN48, a recently adopted accounting interpretation which requires us to expense potential tax, penalties and interest;

–	our development of custom products and software;

–	the level of international sales; and

–	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since the acquisition of DiviCom in 2000. New standards, such as MPEG-4/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. Harmonic has developed and launched products, including HD encoders, based on these new standards in order to remain competitive and is devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, Harmonic needs to devote development resources to the existing MPEG-2 product line which its cable customers continue to require.
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
The Markets In Which We Operate Are Intensely Competitive And Many Of Our Competitors Are Larger And More Established.
The markets for fiber optics systems and digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the most recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Harmonic’s competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-Cor. In our video processing and edge and access products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Tandberg Television and Thomson Multimedia, and in certain product lines with a number of smaller companies. In February 2007, Ericsson launched a bid for Tandberg Television and in April 2007, Ericsson completed the acquisition of Tandberg.
Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which would harm our business.
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
In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in 2005, we wrote down approximately $8.4 million for obsolete and excess inventory, with a major portion of the write-down being the result of product transitions in certain product lines. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.
We Face Risks Associated With Having Important Facilities And Resources Located In Israel.
Harmonic maintains a facility in Caesarea in the State of Israel with a total of 70 employees as of June 29, 2007, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council and the recent conflict between Hamas and Fatah in Gaza have also heightened these risks. We cannot assure you that current tensions in the Middle East will not adversely affect our business and results of operations, and we cannot predict the effect of events in Israel on Harmonic in the future.
We Depend On Our International Sales And Are Subject To The Risks Associated With International Operations, Which May Negatively Affect Our Operating Results.
Sales to customers outside of the U.S. in the first six months of 2007 and the years 2006 and 2005 represented 43%, 49% and 40% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to increase sales in international markets, are subject to a number of risks, including:
–	changes in foreign government regulations and telecommunications standards;

–	import and export license requirements, tariffs, taxes and other trade barriers;

–	fluctuations in currency exchange rates;

–	difficulty in collecting accounts receivable;

–	potential tax issues;

–	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

–	difficulty in staffing and managing foreign operations;

–	political and economic instability, including risks related to terrorist activity; and

–	changes in economic policies by foreign governments.

Certain of our international customers have accumulated significant levels of debt and have undertaken reorganizations and financial restructurings, including bankruptcy proceedings. Even if these restructurings are completed, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.
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
Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. In addition, foreign markets may not further develop in the future. Any or all of these factors could adversely impact our business and results of operations.
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
Accounting Standards And Stock Exchange Regulations Related To Equity Compensation Could Adversely Affect Earnings, Affect Our Ability To Raise Capital And Affect Our Ability To Attract And Retain Key Personnel.
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued FAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the six months ended June 29, 2007, stock-based compensation expense recognized under SFAS 123(R) was $2.8 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.
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
We May Need Additional Capital In The Future And May Not Be Able To Secure Adequate Funds On Terms Acceptable To Us.
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of broadband products since inception, which has required, and will continue to require, significant research and development expenditures. As of June 29, 2007 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months including our contractual obligation to invest $2.5 million in Entone’s CPE business, which was funded in July 2007, the payment of $5.3 million as the cash portion of the Rhozet Corporation acquisition, and final settlement and payment of C-Cube’s pre-merger liabilities. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In April 2005, we filed a registration statement on Form S-3 with the SEC. Pursuant to this registration statement on Form S-3, which has been declared effective by the SEC, we are able to issue registered common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of approximately $200 million, subject to market conditions and our capital needs. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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

Cessation Of The Development And Production Of Video Encoding Chips By C-Cube’s Spun-off Semiconductor Business May Adversely Impact Us.
Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, Harmonic and the spun-off semiconductor business of C-Cube entered into a contractual relationship under which Harmonic has access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2007, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.
We Need To Effectively Manage Our Operations And The Cyclical Nature Of Our Business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL, and in connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Following the closure of our BTL operations in the first quarter of 2007, we reduced our headcount by 29 employees in the UK. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 15 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet Corporation. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
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
We Are Liable For C-Cube’s Pre-Merger Liabilities, Including Liabilities Resulting From The Spin-Off Of Its Semiconductor Business.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of June 29, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 9 countries. Harmonic paid $2.4 million in January 2007, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
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
We May Be Subject To Risks Associated With Acquisitions.
We have made, continue to consider making and may make investments in complementary companies, products or technologies. For example, on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc., and on July 31, 2007, we completed the acquisition of Rhozet Corporation. In connection with these and other acquisition transactions, we could have difficulty assimilating or retaining the acquired companies’ key personnel and operations, integrating the acquired technology or products into ours or complying with internal control requirements of the Sarbanes-Oxley Act as a result of an acquisition.
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
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that those claims did not allege fraud and therefore were subject to only minimal pleading standards. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, Harmonic’s Chairman and former Chief Executive Officer, and affirmed the dismissal of that claim against Harmonic, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the Harmonic defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the Harmonic defendants responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual Harmonic defendants and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. A mediation session was held on May 24, 2007 at which the parties were unable to reach a settlement.
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
A second derivative action purporting to be on behalf of Harmonic was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants former and current Harmonic officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names Harmonic as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the Harmonic defendants, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the Harmonic defendants. The defendants filed demurrers to the amended complaint and reply briefs are due September 13, 2007. A case management conference and hearing are scheduled for October 5, 2007.
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
No estimate can be made of the possible range of loss associated with the resolution of each of these claims, and, accordingly, Harmonic has not recorded a liability. An unfavorable outcome of any of these litigation matters could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. An unfavorable outcome or settlement of these litigation matters could have a material adverse effect on our business, operating results, financial position or cash flows.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 31, 2007, Harmonic completed the acquisition of Rhozet Corporation by a merger transaction. In connection with the acquisition, Harmonic paid an aggregate consideration of approximately $15.5 million, which was comprised of (i) approximately $2.53 million in cash and approximately 1,099,790 shares of Harmonic’s common stock in exchange for all of the issued and outstanding capital stock of Rhozet, and (ii) approximately $2.76 million of cash to be paid, at such time as provided in the definitive agreement related to such acquisition, to the holders of options to acquire Rhozet’s common stock that were outstanding immediately prior to the effective time of the merger. In connection with such sale of its common stock, Harmonic relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders of the Company, held on June 13, 2007, the following matters were acted upon by the stockholders of the Company:
1.	The election of Anthony J. Ley, Patrick J. Harshman, E. Floyd Kvamme, William F. Reddersen, Lewis Solomon, and David R. Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.
The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 79,402,871 and 70,402,871 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld

Proposal 1–
Election of Directors
Anthony J. Ley	68,159,919	2,242,952
Patrick J. Harshman	68,802,698	1,600,173
E. Floyd Kvamme	68,426,220	1,976,651
William F. Reddersen	69,505,773	897,098
Lewis Solomon	69,538,515	864,356
David R. Van Valkenburg	69,268,332	1,134,539

	Votes For	Votes Against	Abstain
Proposal 2–
Ratification of appointment of PricewaterhouseCoopers LLP as the independent public accounting firm of Harmonic for the year ending December 31, 2007	68,388,697	1,918,717	95,457
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1	Agreement and Plan of Merger by and among Rhozet Corporation, Dusseldorf Acquisition Corporation, Harmonic Inc. and David Trescot, as shareholder representative, dated July 25, 2007

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 3, 2007.

HARMONIC INC.
By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Index

10.1	Agreement and Plan of Merger by and among Rhozet Corporation, Dusseldorf Acquisition Corporation, Harmonic Inc. and David Trescot, as shareholder representative, dated July 25, 2007

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer