Form 10-Q
period 2007-09-28
HARMONIC INC
filed 2007-10-30
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2007

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
Yes ☐           No ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 80,973,812 on October 26, 2007.

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	September 28, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$40,993	$33,454
Short-term investments	58,038	58,917
Accounts receivable, net of allowances of $7,192 and $4,471	69,339	64,674
Inventories	36,341	42,116
Prepaid expenses and other current assets	11,911	12,807

Total current assets	216,622	211,968
Property and equipment, net	14,084	14,816
Goodwill	46,222	37,141
Intangibles, net	19,522	16,634
Other assets	3,903	1,403

Total assets	$300,353	$281,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$460
Accounts payable	15,583	33,863
Income taxes payable	726	7,098
Deferred revenue	30,794	29,052
Accrued liabilities	43,904	44,097

Total current liabilities	91,007	114,570
Accrued excess facilities costs, non-current	11,126	16,434
Income taxes payable, non-current	8,243	—
Other non-current liabilities	8,968	5,824

Total liabilities	119,344	136,828

Commitments and contingencies (Notes 16 and 17)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 80,798 and 78,386 shares issued and outstanding	81	78
Capital in excess of par value	2,100,059	2,078,863
Accumulated deficit	(1,919,025)	(1,933,708)
Accumulated other comprehensive loss	(106)	(99)

Total stockholders’ equity	181,009	145,134

Total liabilities and stockholders’ equity	$300,353	$281,962

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands, except per share amounts)	2007	2006	2007	2006

Product sales	$74,995	$56,815	$205,017	$155,260
Service revenue	7,300	6,041	18,797	17,086

Net sales	82,295	62,856	223,814	172,346

Product cost of sales	43,131	30,866	121,547	94,109
Service cost of sales	3,521	2,193	8,907	6,955

Total cost of sales	46,652	33,059	130,454	101,064

Gross profit	35,643	29,797	93,360	71,282

Operating expenses:
Research and development	11,018	10,021	31,615	29,554
Selling, general and administrative	14,911	16,931	46,357	48,623
Write-off of acquired in-process technology	700	—	700	—
Amortization of intangibles	143	45	365	179

Total operating expenses	26,772	26,997	79,037	78,356

Income (loss) from operations	8,871	2,800	14,323	(7,074)

Interest income, net	1,238	1,182	3,224	3,349
Other income, net	58	137	42	173

Income (loss) before income taxes	10,167	4,119	17,589	(3,552)

Provision for income taxes	750	103	807	482

Net income (loss)	$9,417	$4,016	$16,782	$(4,034)

Net income (loss) per share
Basic	$0.12	$0.05	$0.21	$(0.05)

Diluted	$0.12	$0.05	$0.21	$(0.05)

Weighted average shares
Basic	80,371	74,588	79,570	74,286

Diluted	81,642	75,050	80,743	74,286

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 28,	September 29,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income (loss)	$16,782	$(4,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	3,661	672
Write-off of acquired in-process technology	700	—
Depreciation	5,089	5,719
Stock-based compensation	4,475	4,376
Net loss (gain) on disposal and impairment of fixed assets	(31)	55
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,234)	(9,314)
Inventories	5,777	2,877
Prepaid expenses and other assets	799	(8,133)
Accounts payable	(18,217)	3,486
Deferred revenue	3,714	2,474
Income taxes payable	(271)	366
Accrued excess facilities costs	(5,661)	683
Accrued and other liabilities	(3,242)	764

Net cash provided by (used in) operating activities	9,341	(9)

Cash flows from investing activities:
Purchases of investments	(70,584)	(58,061)
Proceeds from sales of investments	71,578	71,030
Acquisition of property and equipment	(4,193)	(3,677)
Acquisition of Rhozet Corporation, net of cash received	(1,370)	—
Purchase of Entone, Inc. convertible note	(2,500)	—
Acquisition costs related to the merger of Entone Technologies, Inc.	(2,466)	—

Net cash provided by (used in) investing activities	(9,535)	9,292

Cash flows from financing activities:
Proceeds from issuance of common stock	8,292	4,017
Repayments under bank line and term loan	(460)	(615)
Repayments of capital lease obligations	(65)	(61)

Net cash provided by financing activities	7,767	3,341

Effect of exchange rate changes on cash and cash equivalents	(34)	(38)

Net increase in cash and cash equivalents	7,539	12,586
Cash and cash equivalents at beginning of period	33,454	37,818

Cash and cash equivalents at end of period	$40,993	$50,404

Supplemental disclosure of cash flow information:
Income tax payments, net	$1,132	$177
Interest paid during the period	$66	$94
Non-cash investing and financing activities
Issuance of restricted common stock for Rhozet acquisition	$8,424	$—
Liability for future issuance of common stock for Rhozet acquisition	$1,870	$—
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” the “Company” or “we”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2007, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
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
Note 2: Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement in the first quarter of fiscal 2008 will have on our consolidated results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Harmonic in the first quarter of fiscal 2008. Harmonic currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations or financial condition.
The Company adopted Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 10 for additional information, including the effects of adoption on the Company’s condensed consolidated financial statements.
In June 2007, the FASB also ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.
Note 3: Acquisitions
Rhozet Corporation
On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, a privately held company based in Santa Clara, California. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver traditional video programming over the Internet and to mobile devices, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content. The acquisition also opens up new customer opportunities for Harmonic with Rhozet’s customer base of broadcast content creators and online video service providers and is complementary to Harmonic’s video-on demand networking software business acquired in December 2006 from Entone Technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Rhozet’s net tangible and intangible assets acquired resulting in the amount of goodwill we have recorded with this transaction. Management has made a preliminary allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities assumed based on various preliminary estimates. The allocation of the estimated purchase price is preliminary pending finalization of various estimates and analyses.
Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, approximately $2.8 million of cash which will be paid, at such time as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock plus approximately $0.7 million in transaction costs. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, are being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As of September 28, 2007, $ 3.9 million in merger costs, cash consideration payable to Rhozet shareholders and cash consideration payable to holders of Rhozet stock options remains unpaid and has been recorded in either accounts payable or current liabilities. In addition, as of September 28, 2007, approximately $1.9 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock, has been recorded as a non-current liability.
The Rhozet acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Rhozet are included in Harmonic’s Consolidated Statements of Operations from July 31, 2007, the date of acquisition. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(in thousands)
Cash acquired	$657
Accounts receivable	457
Fixed assets	133
Other tangible assets acquired	59
Intangible assets:
IP technology	169
Software license	80
Existing technology	4,000
In-process technology	700
Core technology	1,100
Customer contracts	300
Maintenance agreements	600
Tradenames/trademarks	300
Goodwill	8,989

Total assets acquired	17,544
Deferred revenue	(174)
Other accrued liabilities	(1,165)
Net assets acquired	$16,205

The purchase price was allocated as set forth in the table above. The “Income Approach” which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangibles acquired. The Discounted Cash Flow method was used to estimate the fair value of the acquired existing technology, in-process technology, maintenance agreements and customer contracts. The Royalty Savings Method was used to estimate the fair value of the acquired core technology and trademarks/trade names. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 18%. Identified intangible assets, including existing technology and core technology are being amortized over their useful lives of four years; trade name/trademarks are being amortized over their useful lives of five years; customer contracts are being amortized over its useful life of six years and maintenance agreements are being amortized over its useful life of eight years. In-process technology was written off due to the risk that the developments will not be completed or competitive with comparable products. Existing technology is being amortized using the double declining method which reflects the future projected cash flows. The core technology, customer contracts, maintenance agreements and trade name/trademarks are being amortized using the straight-line method.
The residual purchase price of $9.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Rhozet is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.
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
The purchase price of $49.0 million included $26.2 million in cash, $20.1 million of stock issued, consisting of 3,579,715 shares of Harmonic common stock, $0.2 million in stock options assumed, and $2.5 million of transaction costs. Stock options to purchase Harmonic common stock totaling 175,342 shares were issued to reflect the conversion of all outstanding Entone options for continuing employees. The fair value of Harmonic’s stock options issued to Entone employees were valued at $925,000 using the Black-Scholes options pricing model of which $697,000 represented unearned stock-based compensation, which is being recorded as compensation expense as services are provided by optionholders, and $228,000 was recorded as purchase consideration. As part of the terms of the Merger Agreement, Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to closing of an initial round of equity financing in which at least $4 million is invested by third parties. This note was funded in July 2007. See Note 15.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the acquisitions of Rhozet and Entone had been completed as of the beginning of the fiscal years presented. The unaudited pro forma financial information for the three and nine months ended September 29, 2006 combines the results for Harmonic for the three and nine months ended September 29, 2006, and the historical results of Rhozet and Entone for the three and nine months ended September 29, 2006. The unaudited pro forma financial information for the three and nine months ended September 28, 2007 combines the results of Harmonic for the three and nine months ended September 28, 2007 with the results of Rhozet for the respective periods through July 31, 2007, the acquisition date. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the mergers actually been completed on such date or of results which may occur in the future.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except per share data)	2007	2006	2007	2006
Net sales	$82,553	$63,473	$226,550	$175,255
Net income (loss)	$8,981	$309	$12,397	$(13,823)
Net income (loss) per share — basic	$0.11	$0.00	$0.15	$(0.18)
Net income (loss) per share — diluted	$0.11	$0.00	$0.15	$(0.18)
Note 4: Cash, Cash Equivalents and Investments
At September 28, 2007 and December 31, 2006, cash, cash equivalents and short-term investments are summarized as follows:

	September 28,	December 31,
(in thousands)	2007	2006
Cash and cash equivalents	$40,993	$33,454

Short-term investments:
Less than one year	48,376	54,724
Due in 1-2 years	9,662	4,193

Total short-term investments	58,038	58,917

Total cash, cash equivalents and short-term investments	$99,031	$92,371

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
September 28, 2007
U.S. government debt securities	$17,056	$48	$—	$17,104
Corporate debt securities	37,420	74	(30)	37,464
Other debt securities	3,470	—	—	3,470

Total	$57,946	$122	$(30)	$58,038

December 31, 2006
U.S. government debt securities	$17,187	$—	$(36)	$17,151
Corporate debt securities	38,678	38	(25)	38,691
Other debt securities	3,075	—	—	3,075

Total	$58,940	$38	$(61)	$58,917

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

In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 28, 2007:

	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	11,557	(30)	—	—	11,557	(30)

Total	$11,557	$(30)	$—	$—	$11,557	$(30)

The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 5: Inventories

	September 28,	December 31,
(in thousands)	2007	2006
Raw materials	$10,475	$12,845
Work-in-process	2,923	3,759
Finished goods	22,943	25,512

	$36,341	$42,116

Note 6: Goodwill and Identified Intangibles
     The following is a summary of goodwill and intangible assets as of September 28, 2007 and December 31, 2006:

	September 28, 2007			December 31, 2006
			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$49,489	$(33,493)	$15,996	$44,322	$(30,160)	$14,162
Customer relationships/contracts	33,913	(32,152)	1,761	33,611	(31,929)	1,682
Trademark and tradename	5,341	(4,381)	960	5,031	(4,241)	790
Supply agreement	3,549	(3,549)	—	3,532	(3,532)	—
Maintenance agreements	600	(14)	586	—	—	—
Software license and intellectual property	249	(30)	219	—	—	—

Subtotal of identified intangibles	93,141	(73,619)	19,522	86,496	(69,862)	16,634
Goodwill	46,222	—	46,222	37,141	—	37,141

Total goodwill and other intangibles	$139,363	$(73,619)	$65,744	$123,637	$(69,862)	$53,775

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 28, 2007 are as follows:

(in thousands)	Goodwill	Intangibles, net

Balance as of January 1, 2007	$37,141	$16,634
Acquisition of Rhozet Corporation	8,989	6,549
Purchase price adjustments	—	—
Intangible amortization	—	(3,661)
Foreign currency translation adjustments	92	—

Balance as of September 28, 2007	$46,222	$19,522

For the three and nine months ended September 28, 2007, the Company recorded a total of $1.5 million and $3.7 million of amortization expense for identified intangibles, of which $1.3 million and $3.3 million was included in cost of sales, respectively. For the three and nine months ended September 29, 2006, the Company recorded a total of $0.2 million and $0.7 million of amortization expense for identified intangibles, of which $0.2 million and $0.5 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

(in thousands)
Years Ending December 31,	Amounts

2007 (remaining 3 months)	$1,678
2008	6,191
2009	5,821
2010	4,441
2011	790
2012	436
2013	115
2014	50

Total	$19,522

Note 7: Restructuring and Excess Facilities
In 2001 and 2002 excess facilities charges totaling $44.3 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market.
As of September 28, 2007, accrued excess facilities cost totaled $17.0 million, of which $5.9 million was included in current accrued liabilities and $11.1 million in other non-current liabilities. The Company incurred cash outlays of $4.9 million during the first nine months of 2007 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $1.6 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2007 and to pay the remaining $15.4 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income. In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.
During the second quarter of 2006, the Company streamlined its senior management team primarily in the U.S. operations and recorded severance and other costs of approximately $1.0 million. We expect the remaining payments related to these actions to be paid by the end of the fourth quarter of 2007.
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
During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.4 million. This charge primarily relates to two buildings in the UK which were vacated during the first quarter of 2007 in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS No. 146. The Company expects to record an additional charge in the fourth quarter of 2007 for an additional building in the UK which will be vacated in connection with the closure of BTL.
During the third quarter of 2007, the Company recorded a net credit in selling, general and administrative expenses for excess facilities of $1.4 million for its Sunnyvale campus. The Company revised its estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration and recorded a credit of $1.8 million. This was partially offset by a charge of $0.4 million on a reduction in estimated sublease income for another building that is vacant and available for sublease.
The following table summarizes restructuring activities:

	Management	Excess	Campus	BTL
(in thousands)	Reduction	Facilities	Consolidation	Closure	Total

Balance at December 31, 2006	$394	$17,184	$5,514	$—	$23,092
Provision/(recoveries)	(18)	(1,792)	637	353	(820)
Cash payments, net of sublease income	(298)	(3,274)	(1,533)	(52)	(5,157)

Balance at September 28, 2007	$78	$12,118	$4,618	$301	$17,115

Note 8: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $20.0 million that matures on March 5, 2008. In March 2007, Harmonic paid in full the outstanding balance of its secured term loan for equipment and canceled its term loan facility as part of the renewal process for the bank line of credit. As of September 28, 2007, other than standby letters of credit and guarantees (Note 16), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2007, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At September 28, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2007 amendment resulted in the Company paying a fee of $10,000 and requiring payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.75% at September 28, 2007). Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property.
Note 9: Benefit Plans
Stock Option Plans. Harmonic has reserved 11,324,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. Certain option awards granted to former Entone employees in 2006 had a term of ten years from the original Entone date of grant and are fully exercisable at the date of grant and, to the extent not vested, become restricted shares subject to repurchase. At September 28, 2007 there were no restricted shares outstanding.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. The Plan provides for the grant of non-statutory stock options to certain non-employee directors of Harmonic pursuant to an automatic, non-discretionary grant mechanism. Options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future option granted under the Plan to seven years. Harmonic has a total of 678,000 shares of Common Stock reserved for issuance under the Plan.
The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(In thousands, except exercise price)
Balance at December 31, 2006	3,632	9,249	$11.50
Options granted	(2,335)	2,335	8.42
Options exercised	—	(837)	6.05
Options canceled	820	(820)	12.21
Options expired	—	(34)	35.64

Balance at September 28, 2007	2,117	9,893	11.09

Options vested and exercisable as of September 28, 2007		6,062	13.43

Options vested and expected-to-vest as of September 28, 2007		9,186	11.39

The weighted-average fair value of options granted for the nine months ended September 28, 2007 was $4.50.
The following table summarizes information regarding stock options outstanding at September 28, 2007:

	Stock Options Outstanding		Stock Options Exercisable
		Weighted-Average
	Number Outstanding	Remaining		Number
Range of Exercise	at September 28,	Contractual Life	Weighted-Average	Exercisable at	Weighted Average
Prices	2007	(Years)	Exercise Price	September 28, 2007	Exercise Price
(In thousands, except exercise price and life)
$ 0.19 — 5.66	1,210	5.5	$3.79	909	$3.67
5.67 — 5.87	1,830	6.2	5.86	820	5.86
5.88 — 8.20	2,281	5.9	7.91	486	7.07
8.21 — 9.29	2,061	5.2	8.96	1,509	9.06
9.44 — 14.50	1,077	4.7	10.59	904	10.67
15.00 — 25.50	1,037	2.4	23.41	1,037	23.41
25.81 — 121.68	397	2.3	56.08	397	56.08

	9,893	5.1	$11.09	6,062	$13.43

The weighted-average remaining contractual life for all exercisable stock options at September 28, 2007 was 4.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at September 28, 2007 was 5.0 years.
Aggregate pre-tax intrinsic value of options outstanding and exercisable at September 28, 2007 was $14.4 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $24.4 million at September 28, 2007. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $10.61 as of September 28, 2007, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.7 million and $3.0 million during the three and nine months ended September 28, 2007, respectively.
Employee Stock Purchase Plan. Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first nine months of 2007 and 2006, the number of shares of stock issued under the purchase plans were 669,871 and 811,565 shares at weighted average prices of $4.82 and $4.04, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.38 and $1.44 for the first nine months of 2007 and 2006, respectively. At September 28, 2007, 1,813,624 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.1 million and $0.3 million in the three and nine months periods ended September 28, 2007.
Stock-based Compensation
The following table summarizes stock-based compensation costs on our Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2007 and September 29, 2006:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Employee stock-based compensation in:
Cost of sales	$255	$184	$719	$727

Research and development expense	563	331	1,438	1,304
Sales, general and administrative expense	822	729	1,979	2,342

Total employee stock-based compensation in operating expense	1,385	1,060	3,417	3,646

Total employee stock-based compensation	1,640	1,244	4,136	4,373
Amount capitalized as inventory	(5)	38	9	38
Total other stock-based compensation(1)	48	—	339	2

Total stock-based compensation	$1,683	$1,282	$4,484	$4,413

(1)	Other stock-based compensation represents charges related to non-employee stock options.
As of September 28, 2007, total unamortized stock-based compensation cost was $12.3 million, with the weighted average recognition period of 2.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Expected life (years)	4.75	4.75	4.75	4.75
Volatility	56%	69%	59%	76%
Risk-free interest rate	4.6%	4.9%	4.7%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Expected life (years)	0.5	0.5	0.5	0.5
Volatility	50%	56%	51%	56%
Risk-free interest rate	4.9%	5.1%	4.9%	5.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
Note 10: Income Taxes
We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The effect of this pronouncement on the Company’s retained earnings as of January 1, 2007 was a decrease in retained earnings of $2.1 million for interest and penalties. At the date of adoption we had $7.1 million of unrecognized tax benefits which included $0.7 million of unrecognized tax benefits that were fully offset by a valuation allowance. The Company historically had a $6.4 million balance in current taxes payable. As a result of the adoption of FIN 48, the liability of $6.4 million was reclassified to long-term taxes payable.
For the nine months ended September 28, 2007, the Company has accrued $0.5 million of interest and reversed $0.8 million of FIN 48 liability due to the expiration of the statute of limitation in two foreign jurisdictions. The cumulative balance as of September 28, 2007 of interest and penalties related to uncertain tax positions is approximately $2.5 million. The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months.
We anticipate the unrecognized tax benefits may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable, if recognized, would reduce the annual income provision.
The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

As of September 28, 2007, we maintained a full valuation allowance against our net deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine it is more likely than not that some or all of our deferred tax assets will be realized in the foreseeable future, we will adjust our valuation allowance accordingly. A change in our assessment regarding the realization of our deferred tax assets will impact our effective tax rate in the period we revise our assessment and in subsequent periods. As of December 31, 2006 our valuation allowance totaled $120.0 million. As of December 31, 2006, the Company had $184.0 million of federal and $60.4 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2021 and 2012 for federal tax purposes and for state tax purposes, respectively. As of December 31, 2006 the Company had foreign net operating loss carryforwards of $23.7 million which do not expire.
Our effective tax rate for the three and nine months ended September 28, 2007 differs from the U.S. statutory rate primarily due to utilization of unbenefited net operating loss carryforwards.
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
The following table shows the potentially dilutive shares, consisting of options, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2007	2006	2007	2006
Potentially dilutive options outstanding	5,464	8,929	7,196	11,008

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except per share data)	2007	2006	2007	2006
Net income (loss) (numerator)	$9,417	$4,016	$16,782	$(4,034)
Shares calculation (denominator):
Weighted average shares outstanding — basic	80,371	74,588	79,570	74,286

Effect of dilutive securities:
Potential common stock relating to stock options	1,139	462	1,129	—
Potential common stock relating to Rhozet acquisition	132	—	44	—

Average shares outstanding — diluted	81,642	75,050	80,743	74,286

Net income (loss) per share — basic	$0.12	$0.05	$0.21	$(0.05)

Net income (loss) per share — diluted	$0.12	$0.05	$0.21	$(0.05)

Note 12: Comprehensive Income (Loss)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2007	2006	2007	2006

Net income (loss)	$9,417	$4,016	$16,782	$(4,034)
Change in unrealized gain (loss) on investments, net	92	83	71	173
Foreign currency translation	(11)	19	(78)	125

Total comprehensive income (loss)	$9,498	$4,118	$16,775	$(3,736)

Note 13: Segment Information
We operate in one reportable segment, which is the design, manufacture and sale of versatile and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, networked personal video recording and time-shifted TV. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, broadcasters and Internet companies that offer video services to their customers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer.
Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows:
Geographic Information:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2007	2006	2007	2006
Net sales:
United States	$44,638	$29,265	$125,447	$81,968
Canada	6,953	7,408	11,002	12,216
International	30,704	26,183	87,365	78,162

Total	$82,295	$62,856	$223,814	$172,346

In the third quarter of 2007, sales to Comcast and Echostar accounted for 16% and 15% of net sales, respectively. In the third quarter of 2006, sales of the Cox Communications accounted for 13% of net sales. In the first nine months of 2007, sales of Comcast accounted for 18% of net sales, and in the first nine months of 2006, no customer had sales that accounted for more than 10% of sales. As of September 28, 2007, one customer had a balance of 17% of our net accounts receivable.
The Company’s assets are primarily located within the United States of America.
Note 14: Related Party
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.3 million and $0.7 million for the three and nine months ended September 28, 2007, respectively. As of September 28, 2007, Harmonic had liabilities to JDS Uniphase of approximately $0.1 million.
Note 15: Convertible Note Receivable
On July 5, 2007, Harmonic purchased an unsecured convertible promissory note from Entone, Inc. with a face amount of $2.5 million. Interest accrues on the note at the rate of 4.95% per annum and will be due with principal at the earlier of August 21, 2011 or upon a “Change of Control Transaction” of Entone, Inc, unless the note is otherwise converted. The principal amount of $2.5 million and all accrued interest will automatically convert into preferred stock of Entone when it closes its next preferred stock equity financing of at least $8.0 million prior to the due date of the note. Upon the next preferred stock equity financing, Harmonic will be entitled to receive shares of such series of preferred stock equal to the principal amount of the note and all accrued interest up to the date of conversion divided by the greater of (i) 80% of the per share purchase price of the such preferred stock or (ii) the original purchase price of Entone’s Series A preferred stock. Upon a Change of Control Transaction, Harmonic will be entitled to receive Series A preferred stock equal to the $2.5 million principal amount of the note and all accrued interest up to the date of conversion divided by the greater of (a) 80% of the amount received by a holder for a share of Series A preferred stock in connection with such Change of Control Transaction, assuming conversion of the note, or (b) the original purchase price of the Series A Preferred Stock.
As of September 28, 2007 the Company had accrued $29,000 of interest and all accrued interest is deferred. The Convertible Note will be tested for impairment quarterly or whenever events indicate that impairment may have occurred. The note is included in Other Assets on the Balance Sheet as of September 28, 2007.
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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2007	2006	2007	2006
Balance at beginning of the period	$6,056	$6,018	$6,061	$6,166
Accrual for current period warranties	1,120	1,383	2,700	3,404
Adjustments for preexisting warranties	(148)	—	274	—
Warranty costs incurred	(1,208)	(985)	(3,215)	(3,154)

Balance at end of the period	$5,820	$6,416	$5,820	$6,416

Standby Letters of Credit. As of September 28, 2007, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.7 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through September 28, 2007.
Guarantees. As of September 28, 2007, Harmonic had no other guarantees outstanding.
Note 17: Legal Proceedings
Between June 28, 2000 and August 25, 2000, several actions alleging violations of the federal securities laws by us and certain of our officers and directors (some of whom are no longer with us) were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased our publicly traded securities between January 19, 2000 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19, 2000 and May 3, 2000. In addition to us and certain of our officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding our prospects and customers and our acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act by filing a false or misleading registration statement, prospectus and joint proxy in connection with the C-Cube acquisition.
On July 3, 2001, the District Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the District Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the District Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The appeal was heard by a panel of three judges of the United States Court of Appeals for the Ninth Circuit on February 17, 2005.

On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that because those claims did not allege fraud, they met the applicable pleading requirements. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, our Chairman and former Chief Executive Officer, and affirmed the dismissal of that claim against us, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the defendants affiliated with Harmonic responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual director and officer defendants affiliated with Harmonic and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. A mediation session was held on May 24, 2007 at which the parties were unable to reach a settlement.
A derivative action purporting to be on our behalf was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. We were also named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing us to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period pending the Ninth Circuit’s decision in the securities action. Pursuant to the stipulation, defendants have provided plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action.
A second derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants our former and current officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names us as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the defendants affiliated with Harmonic, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the defendants affiliated with Harmonic. The defendants filed demurrers to the amended complaint and the parties have stipulated to several continuances of the hearing on the demurrers, which currently is set for December 14, 2007.
Based on its review of the surviving claims in the securities class actions, Harmonic believes that it has meritorious defenses and intends to defend itself vigorously. There can be no assurance, however, that Harmonic will prevail. No estimate can be made of the possible range of loss associated with the resolution of this contingency, and accordingly, Harmonic has not recorded a liability. An unfavorable outcome of this litigation could require that we pay substantial damages. In addition we may decide to settle the litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome in these shareholder actions could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S.

Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs have appealed this motion.
An unfavorable outcome of any of these litigation matters could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome of these litigation matters could have a material adverse effect on our business, operating results, financial position or cash flows.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our expectation that the acquisition of Entone will enable us to expand the scope of solutions we offer to cable, satellite and IPTV providers; our expectation that the majority of our net sales will be to relatively few customers for the foreseeable future; our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future; our expectation regarding a potential reversal of all or part of the valuation allowance we hold against our deferred tax assets; our expectation that the closure of the facilities we occupied in the UK will be complete in the fourth quarter of 2007; our expectation that we will record approximately $1.5 million in amortization of intangibles in cost of sales in the remaining three months of 2007 due to the acquisitions of Rhozet and Entone; our expectation that we will record a total of approximately $0.2 million in amortization of intangibles in operating expenses in the remaining three months of 2007 due to the acquisitions of Rhozet and Entone; our expectation that capital expenditures will be in the range of $5 million to $6 million during 2007; our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months; our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial condition and liquidity; our belief that a 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows; our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future; our expectation that SFAS 123(R) will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms; our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis; our expectation that the effective tax rate may fluctuate in future periods; our belief that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business would not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and our expectation that operating results are likely to fluctuate in the future. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission.
Overview
Harmonic designs, manufactures and sells versatile and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, networked personal video recording and time-shifted TV. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, broadcasters and Internet companies that offer video services to their customers.
In the third quarter and first nine months of 2007, Harmonic’s net sales increased 31% and 30% compared to the third quarter and first nine months of 2006, respectively. The increases in sales in the third quarter and the first nine months of 2007 compared to the corresponding periods in 2006 were primarily due to stronger demand from our domestic and international satellite customers for products and solutions related to HDTV, stronger demand from our domestic cable customers for HDTV and VOD deployment, and sales of our new products and software. Gross margins increased in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 due to favorable margins from the higher proportion of sales of higher margin video processing solutions and software and services partially offset by an increase in expense for excess and obsolete inventories.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the third quarter of 2007, sales to Comcast and Echostar accounted for 16% and 15% of net sales, respectively. In the third quarter of 2006, sales to Cox Communications accounted for 13% of net sales. In the first nine months of 2007, sales to Comcast accounted for 18% of net sales, and in the first nine months of 2006, no customer had sales that accounted for more than 10% of sales.
Sales to customers outside of the U.S. in the third quarter and the first nine months of 2007 represented 46% and 44% of net sales, respectively, compared to 53% and 52% for the comparable periods in 2006. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7% in the first nine months of 2007 compared to 9% for the comparable period of 2006. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
In 2001 and 2002 excess facilities charges totaling $44.3 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. In the third quarter of 2006, we completed our facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. In the third quarter of 2007, we recorded a net credit of $1.4 million resulting from a revision to expected sublease income. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
In the fourth quarter of 2006, we discontinued a decoder product line and announced the closing of our manufacturing operations in the UK. In the first quarter of 2007 we decided to shut down our UK research and development operations and to abandon the facility in which such operations were conducted which resulted in an excess facility charge of $0.3 million for two buildings. We expect to complete the closure of the facility in the fourth quarter of 2007 which we expect will result in an additional charge to excess facilities, which is estimated to be approximately $0.2 million.
As of December 31, 2006, we maintained a full valuation allowance against our net deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. Each reporting period we evaluate both positive and negative evidence and, as of September 28, 2007, we considered our history of losses and volatility of earnings to represent sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets. We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S., is sustained and we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets would be realizable. However, if our income projections for future periods are realized, it is reasonably possible that these earnings could provide sufficient positive evidence to require release of all, or a portion, of these valuation allowances in the future. In the quarter that we release all or part of the valuation allowance, it will have a material impact on our effective tax rate. As of December 31, 2006, our valuation allowance was $120.0 million. In periods following the release of our valuation allowance we anticipate that our effective tax rate will increase.
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

On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, a privately held company based in Santa Clara, California. Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately 1.1 million shares of Harmonic’s common stock in exchange for all of the outstanding shares of capital stock of Rhozet, approximately $2.8 million of cash which will be paid, at such time as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock plus approximately $0.7 million in transaction costs. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, are being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2007 and notes to condensed consolidated financial statements as of and for the three month period ended September 28, 2007, included herein. Our most critical accounting policies have not changed since December 31, 2006 and include the following:
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

Results of Operations
Harmonic’s historical consolidated statements of operations data for the third quarter and first nine months of 2007 and the third quarter and first nine months of 2006 as a percentage of net sales, are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Product sales	91%	90%	92%	90%
Service revenue	9	10	8	10

Net sales	100	100	100	100

Product cost of sales	52	49	54	55
Service cost of sales	5	4	4	4

Cost of sales	57	53	58	59

Gross profit	43	47	42	41
Operating expenses:
Research and development	13	16	14	17
Selling, general and administrative	18	27	21	28
Write-off of acquired in-process technology	1	—	—	—
Amortization of intangibles	—	—	—	—

Total operating expenses	32	43	35	45
Income (loss) from operations	11	4	7	(4)
Interest income, net	1	2	1	2
Other income, net	—	—	—	—

Income (loss) before income taxes	12	6	8	(2)
Provision for income taxes	1	—	—	—

Net income (loss)	11%	6%	8%	(2)%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the third quarter and first nine months of 2007 compared with the corresponding periods in 2006 are presented in the table below. Also presented are the related dollar and percentage changes in consolidated net sales in the third quarter and first nine months of 2007 compared with the corresponding periods in 2006.

(in thousands, except percentages)	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
Sales Data:	2007	2006	2007	2006

Video Processing	$38,623	$26,116	$92,790	$66,363
Edge and Access	29,156	25,143	95,891	77,029
Software and Other	7,216	5,556	16,336	11,868
Service and Support	7,300	6,041	18,797	17,086

Net sales	$82,295	$62,856	$223,814	$172,346

Video Processing increase	$12,507		$26,427
Edge and Access increase	4,013		18,862
Software and Other increase	1,660		4,468
Service and Support increase	1,259		1,711

Total increase	$19,439		$51,468

Video Processing percent change	47.9%		39.8%
Edge and Access percent change	16.0%		24.5%
Software and Other change	29.9%		37.6%
Service and Support change	20.8%		10.0%
Total percent change	30.9%		29.9%
Net sales increased in the third quarter of 2007 compared to the same period of 2006 principally due to stronger demand from our domestic and international satellite operators, and sales of our recently introduced products. In the video processing product line, the sales increase in the third quarter of 2007 compared to the same period in the prior year was primarily due to higher spending by domestic and international satellite operators. The edge and access product line experienced an increase in net sales in the third quarter of 2007 compared to the same period in 2006 due to continuing sales of VOD and video transmission products for deployments from cable operators. Software and other revenue increased in the third quarter of 2007 compared to the same period of 2006 primarily due to sales of recently introduced software products, including products from the recent acquisitions of Entone and Rhozet, partially offset by a reduction in other revenue. Service and support revenue, primarily consisting of maintenance agreements, system integration and customer repairs, increased in the third quarter of 2007 compared to the same period of 2006 principally due to an increased customer base.
Net sales increased in the first nine months of 2007 compared to the same period of 2006 principally due to stronger demand from our domestic and international satellite operators and our domestic cable operators, and sales of our recently introduced products. In the video processing product line, the sales increase in the first nine months of 2007 compared to the same period in the prior year was primarily due to higher spending across all types of customers except telco. The increase in the edge and access product lines was principally attributable to an increase of approximately $27.7 million in sales of VOD and video transmission products for deployments for domestic and international cable operators, offset by a decrease in sales of lower margin FTTP products of $9.6 million. Software and other revenue increased in the first nine months of 2007 compared to the same period of 2006 primarily due to sales of recently introduced software products, including products from the recent acquisitions of Entone and Rhozet. Service and support revenue, consisting of maintenance agreements, system integration and customer repairs, increased in the first nine months of 2007 compared to the same period of 2006 principally due to an increased customer base.

Net Sales — Geographic
Harmonic’s domestic and international net sales in the third quarter and first nine months of 2007 compared with the corresponding periods in 2006 are presented in the table below. Also presented are the related dollar and percentage changes in domestic and international net sales in the third quarter and first nine months of 2007 compared with the corresponding periods in 2006.

(in thousands, except percentages)	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
Geographic Sales Data:	2007	2006	2007	2006
U.S.	$44,638	$29,265	$125,447	$81,968
International	37,657	33,591	98,367	90,378

Net sales	$82,295	$62,856	$223,814	$172,346

U.S. increase	$15,373		$43,479
International increase	4,066		7,989

Total increase	$19,439		$51,468

U.S. percent change	52.5%		53.0%
International percent change	12.1%		8.8%
Total percent change	30.9%		29.9%
The increased U.S. sales in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 were principally due to stronger demand from our domestic satellite and cable operators, partially offset by lower sales of FTTP products to a domestic telco customer.
International sales in the third quarter and the first nine months of 2007 increased compared to the corresponding periods in 2006 primarily due to stronger demand from satellite and cable customers for network expansion, primarily in the South American and Asian markets, partially offset by lower sales in Europe. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006 presented in the tables below. Also presented are the related dollar and percentage changes in gross profit in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Product gross profit	$31,864	$25,949	$83,470	$61,151
Service gross profit	3,779	3,848	9,890	10,131

Total gross profit	35,643	29,797	93,360	71,282
Products gross profit as a % of net product sales	42.5%	45.7%	40.7%	39.4%
Service gross profit as a % of net service sales	51.8%	63.7%	52.6%	59.3%
Total gross profit as a % of net sales	43.3%	47.4%	41.7%	41.4%

Products gross profit increase	5,915		22,319
Service gross profit decrease	(69)		(241)

Total gross profit increase	$5,846		$22,078

Products gross profit percent change	22.8%		36.5%
Service gross profit percent change	(1.8)%		(2.4)%
Total percent change	19.6%		31.0%
The increase in gross profit in the third quarter of 2007 as compared to the corresponding period of 2006 was primarily due to increased sales, partially offset by an increase in net expense of $3.8 million from the writedown of excess and obsolete inventory, which included a charge of $1.8 million for excess inventory of two older product lines, and an increase in cost of sales of $1.2 million from amortization of intangibles. The gross margin percentage of 43.3% in the third quarter of 2007 compared to 47.4% in the third quarter of 2006 was lower primarily due to higher expenses for the writedown of excess and obsolete inventory in the third quarter of 2007, increased cost of sales from the amortization of intangibles in the third quarter of 2007 and a one-time benefit in the third quarter of 2006 from successful progress on a European telco project, partially offset by increased gross margins on recently introduced products. Additionally, in the third quarter of 2006, our gross margin percentage increase included a benefit of $1.0 million related to products sold for which the cost basis had been written down in prior years.
The increase in gross profit in the first nine months of 2007 as compared to the first nine months of 2006 was primarily due to increased sales, partially offset by increased expense from the net writedown of excess and obsolete inventory of $5.5 million and an increase in expense of $2.7 million from amortization of intangibles. The gross margin percentage of 41.7% in the first nine months of 2007 compared to 41.4% in the first nine months of 2006 was higher primarily due to higher gross margins on recently introduced products, partially offset by increased expense from the writedown of excess and obsolete inventory and amortization of intangibles.
In the first nine months of 2007, $3.3 million of amortization of intangibles were included in cost of sales compared to $0.5 million in the first nine months of 2006. The higher amortization in the first nine months of 2007 was primarily due to the amortization of intangibles arising from the Entone acquisition, which was completed in the fourth quarter of 2006, and the amortization of intangibles arising from the Rhozet acquisition, which was completed in July 2007. We expect to record approximately $1.5 million in amortization of intangibles in cost of sales in the remaining three months of 2007 due to the acquisitions of Entone and Rhozet.
Research and Development
Our research and development expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2007, as compared with the corresponding periods of 2006, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Research and development expense	$11,018	$10,021	$31,615	$29,554
As a % of net sales	13.4%	15.9%	14.1%	17.1%

Increase	$997		$2,061
Percent change	9.9%		7.0%
Research and development expense increased in the third quarter of 2007 as compared to the same period in 2006, primarily due to increased compensation costs of $1.0 million and increased stock-based compensation costs of $0.2 million, partially offset by lower consulting expenses of $0.2 million. The increased compensation costs in the third quarter of 2007 were related to the increased headcount associated with the acquisitions of Entone and Rhozet in December 2006 and July 2007, respectively, and higher incentive compensation expenses.
The increase in research and development expense in the first nine months of 2007 as compared to the first nine months of 2006 was primarily the result of increased compensation costs of $2.8 million and depreciation expense of $0.3 million, which was partially offset by lower facility and overhead expenses of $0.6 million and lower prototype materials expenses of $0.5 million associated with the development of new products. The increased compensation costs in the first nine months of 2007 were related to the increased headcount associated with the acquisitions of Entone and Rhozet in December 2006 and July 2007, respectively, and higher incentive compensation expenses.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2007, as compared with the corresponding periods of 2006, are presented in the table below. Also presented are the related dollar and percentage changes in selling, general and administrative expense in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Selling, general and administrative expense	$14,911	$16,931	$46,357	$48,623
As a % of net sales	18.1%	26.9%	20.7%	28.2%

Decrease	$(2,020)		$(2,266)
Percent change	(11.9)%		(4.7)%
The decrease in selling, general and administrative expense in the third quarter of 2007 compared to the same period in 2006 was primarily a result of a decrease in excess facilities expenses of $3.4 million consisting of a net credit of approximately $1.4 million for excess facilities in the third quarter of 2007 mainly from the extension of a sublease to a building through the end of the lease term compared to a charge of approximately $2.1 million in the third quarter of 2006 from the campus consolidation. Partially offsetting the lower excess facilities expenses were higher compensation expenses of $0.8 million primarily due to increased incentive compensation and higher legal and accounting expenses.
The decrease in selling, general and administrative expense in the first nine months of 2007 compared to the first nine months of 2006 was primarily a result of a decrease in excess facilities expenses of $3.4 million as noted above, lower evaluation material expenses of $0.3 million, partially offset by higher compensation expenses of $0.9 million and higher legal expenses of $0.5 million.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006 are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Amortization of intangibles	$143	$45	$365	$179
As a % of net sales	0.2%	0.1%	0.2%	0.1%

Increase	$98		$186
Percent change	217.8%		103.9%
The increase in the amortization of intangibles in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006 was primarily due to the acquisitions of Entone’s and Rhozet’s intangible assets during the fourth quarter of 2006 and July 2007, respectively. Harmonic expects to record a total of approximately $0.2 million in amortization of intangibles in operating expenses in the remaining three months of 2007 due to the amortization of intangible assets resulting from the acquisitions of Entone and Rhozet.

Interest Income
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006, are presented in the table below. Also presented are the related dollar and percentage changes in interest income, net, in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Interest income, net	$1,238	$1,182	$3,224	$3,349
As a % of net sales	1.5%	1.9%	1.4%	1.9%

Increase (decrease)	$56		$(125)
Percent change	4.7%		(3.7)%
The increase in interest income, net in the third quarter of 2007 compared to the corresponding period of 2006 was primarily due to payments received from a customer on a financing arrangement partially offset by lower interest income resulting from a lower portfolio balance during the third quarter of 2007. The decrease in interest income, net, in the first nine months of 2007 compared to the corresponding period of 2006, was due primarily to a lower portfolio balance during the first nine months of 2007 which was partially offset by lower interest expense on debt.
Other Income, Net
Harmonic’s other income expense, net, and other income expense, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006, are presented in the table below. Also presented is the related dollar and percentage changes in other income expense, net, in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Other income, net	$58	$137	$42	$173
As a % of net sales	0.1%	0.2%	—%	0.1%

Decrease	$(79)		$(131)
Percent change	(57.7)%		(75.7)%
The decreases in other income, net, in the third quarter and first nine months of 2007 compared to the corresponding periods of 2006 were primarily due to lower foreign exchange gains, net.

Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the third quarter and first nine months of 2007, as compared with the corresponding periods of 2006, are presented in the tables below. Also presented are the related dollar and percentage changes in income taxes in the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except percentages)	2007	2006	2007	2006
Provision for income taxes	$750	$103	$807	$482
As a % of net sales	0.9%	0.2%	0.4%	0.3%

Increase	$647		$325
Percent change	628.2%		67.4%
The increases in the provision for income taxes in the third quarter compared to the same period in 2006 was primarily due to higher Federal alternative minimum tax, greater state income taxes and the accrual of interest on uncertain tax positions. The increase in the provision for income taxes in the first nine months of 2007 compared to the same period in 2006 was primarily due to higher Federal alternative minimum tax, greater state income taxes, accrual of interest on uncertain tax positions partially offset by a reversal of a prior year foreign tax provision.
Liquidity and Capital Resources

	Nine Months Ended
(in thousands)	September 28, 2007	September 29, 2006
Net cash provided by (used in) operating activities	$9,341	$(9)
Net cash provided by (used in) investing activities	$(9,535)	$9,292
Net cash provided by financing activities	$7,767	$3,341
As of September 28, 2007, cash, cash equivalents and short-term investments totaled $99.0 million, compared to $92.4 million as of December 31, 2006. Cash provided by operations in the first nine months of 2007 was $9.3 million, resulting from net income of $16.8 million, adjusted for $13.9 million in non-cash charges and a $21.3 million net change in assets and liabilities. The non-cash charges included depreciation, amortization, write-off of acquired in-process technology and stock-based compensation expense. The net change in assets and liabilities included a decrease in accounts payable primarily from the payment of inventory purchases, a decrease in accrued excess facilities costs, a decrease in accrued and other liabilities primarily from the payment of merger-related obligations from our DiviCom acquisition in 2000 and the payment of incentive compensation, an increase in accounts receivable primarily from increased sales, which was partially offset by a decrease in inventories and an increase in deferred revenue.
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
Net cash used in investing activities was $9.5 million for the nine months ended September 28, 2007, resulting primarily from the payment of $2.5 million in merger costs related to the Entone acquisition in December 2006, the purchase of a convertible note from Entone, Inc. for $2.5 million, a payment of $2.0 million to Rhozet shareholders, the net proceeds from investments of $1.0 million and the payment of $4.2 million of capital expenditures primarily for test equipment. Harmonic currently expects capital expenditures to be in the range of $5 million to $6 million during 2007.

Net cash provided by financing activities was $7.8 million for the nine months ended September 28, 2007, resulting primarily from proceeds received of $8.3 million from the exercise of stock options and the sale of our common stock under our ESPP, less the repayment of $0.5 million of the remaining outstanding balance under our term loan facility.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of September 28, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in 9 countries. Harmonic paid $2.4 million in January 2007, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
As of September 28, 2007, $3.9 million in merger costs, cash consideration payable to Rhozet shareholders and cash consideration payable to holders of Rhozet stock options remains unpaid and has been recorded in either accounts payable or current liabilities. In addition, approximately $1.9 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock, has been recorded as a non-current liability.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $20.0 million that matures on March 5, 2008. In March 2007, Harmonic paid in full the outstanding balance of its secured term loans and canceled its term loan facility as part of the renewal process for the bank line of credit. As of September 28, 2007, other than standby letters of credit and guarantees (Note 16), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2007, contains financial and other covenants including the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $30.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the additional affirmative covenant requirements, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not repaid. At September 28, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2007 amendment resulted in the company paying a fee of $10,000 and requiring payment of approximately $20,000 of additional fees if the company does not maintain an unrestricted deposit of $20.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.75% at September 28, 2007). Borrowings are payable monthly and are collateralized by all of Harmonic’s assets except intellectual property.
Harmonic’s cash, cash equivalents and investment balances at September 28, 2007 were $99.0 million. However, we may need to raise additional funds if our expectations are incorrect, to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. We believe that our existing liquidity sources will satisfy our cash requirements for the next 12 months. On October 23, 2007, we filed a preliminary prospectus supplement to an effective registration statement on Form S-3 with the SEC related to the proposed sale of 12.9 million shares of our common stock. There is no assurance that we will complete this offering of common stock.
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
Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including market uncertainty surrounding the ongoing U.S. war on terrorism, as well as conditions in capital markets and the cable and satellite industries. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements
None as of September 28, 2007.
Contractual Obligations and Commitments
Future payments under contractual obligations, and other commercial commitments, as of September 28, 2007, were as follows:

	Payments Due by Period
	Total
	Amounts
	Committed	1 year or less	2 - 3 years	4 - 5 years	Over 5 years
	(in thousands)
Contractual Obligations

Operating Leases(1)	$39,135	$13,065	$26,070	$—	$—
Inventory Purchase Commitments	19,650	19,650	—	—	—
C-Cube Pre-Merger Liabilities	6,657	6,657	—	—	—
Foreign currency forward exchange contracts	10,992	10,992	—	—	—
Capital lease obligations	7	7	—	—	—

Total Contractual Obligations	$76,441	$50,371	$26,070	$—	$—

	Payments Due by Period
	Total
	Amounts
	Committed	1 year or less	2 - 3 years	4 - 5 years	Over 5 years
	(in thousands)
Amount of Commitment Expiration Per Period

Other Commercial Commitments
Standby Letters of Credit	$728	$728	$—	$—	$—
Indemnifications(2)	—	—	—	—	—
Guarantees	—	—	—	—	—

Total Contractual Obligations	$728	$728	$—	$—	$—

1.	Operating lease commitments include $26.3 million of accrued excess facilities costs.

2.	Harmonic indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at September 28, 2007.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% and 9% of net sales in the first nine months of 2007 and 2006, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At September 28, 2007, we had a forward contract to sell Euros totaling $11.0 million that matures during the fourth quarter of 2007. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
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
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Shareholder Litigation
Between June 28, 2000 and August 25, 2000, several actions alleging violations of the federal securities laws by us and certain of our officers and directors (some of whom are no longer with us) were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased our publicly traded securities between January 19, 2000 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19, 2000 and May 3, 2000. In addition to us and certain of our officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding our prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act by filing a false or misleading registration statement, prospectus and joint proxy in connection with the C-Cube acquisition.
On July 3, 2001, the District Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the District Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the District Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The appeal was heard by a panel of three judges of the United States Court of Appeals for the Ninth Circuit on February 17, 2005.
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that because those claims did not allege fraud, they met the applicable pleading requirements. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, our Chairman and former Chief Executive Officer, and affirmed the dismissal of that claim against us, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.

On November 22, 2005, both the defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the defendants affiliated with Harmonic responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual director and officer defendants affiliated with Harmonic and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. A mediation session was held on May 24, 2007 at which the parties were unable to reach a settlement.
A derivative action purporting to be on our behalf was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. We were also named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing us to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period pending the Ninth Circuit’s decision in the securities action. Pursuant to the stipulation, defendants have provided plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action.
A second derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants our former and current officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names us as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the defendants affiliated with Harmonic, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the defendants affiliated with Harmonic. The defendants filed demurrers to the amended complaint and the parties have stipulated to several continuances of the hearing on the demurrers, which currently is set for December 14, 2007.
An unfavorable outcome of this litigation could require that we pay substantial damages. In addition we may decide to settle the litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome in these shareholder actions could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs have appealed this motion.
An unfavorable outcome of any of these litigation matters could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome of these litigation matters could have a material adverse effect on our business, operating results, financial position or cash flows.
Item 1A. RISK FACTORS
We depend on cable, satellite and telecom industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending in these industries would negatively impact our operating results and financial condition and cash flows.
A significant portion of our sales have been derived from sales to cable television, satellite and telecommunications operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telecommunications companies and broadcasters for constructing and upgrading their systems.
These capital spending patterns are dependent on a variety of factors, including:
▪	access to financing;

▪	annual budget cycles;

▪	the impact of industry consolidation;

▪	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

▪	overall demand for communication services and consumer acceptance of new video, voice and data services;

▪	evolving industry standards and network architectures;

▪	competitive pressures, including pricing pressures;

▪	discretionary customer spending patterns; and

▪	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
▪	uncertainty related to development of digital video industry standards;

▪	delays associated with the evaluation of new services, new standards and system architectures by many operators;

▪	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

▪	a reduction in the amount of capital available to finance projects of our customers and potential customers;

▪	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

▪	economic and financial conditions in domestic and international markets; and

▪	bankruptcies and financial restructuring of major customers.
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. An economic downturn, tightening of credit, or other factors could also cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrained capital spending among our customers. As a result, we cannot assure you that we will maintain or increase our net sales in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators, our revenue may decline and our operating results would be adversely affected.
Our customer base is concentrated and the loss of one or more of our key customers, or a failure to diversify our customer base, could harm our business.
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first nine months of 2007 and the years 2006 and 2005 accounted for approximately 51%, 50% and 54% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets such as the telecommunications and broadcast markets and expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 22 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the direct broadcast satellite, or DBS, market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003. News Corporation announced its intention to sell its interest in DIRECTV to Liberty Media in December 2006. In the telco market, AT&T completed its acquisition of Bell South.
In the first nine months of 2007 and the years 2006 and 2005, sales to Comcast accounted for 18%, 12% and 18%, respectively, of our net sales. In the three months ended September 28, 2007, sales to Comcast and Echostar accounted for 16% and 15%, respectively. The loss of Comcast or Echostar or any other significant customer or any reduction in orders by Comcast, Echostar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business.
In addition, historically we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. While we have recently increased our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments are subject to delays in completion, as video processing technologies and video business models are new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.
Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control.
Some of the factors that may cause these fluctuations include:
▪	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

▪	changes in market demand;

▪	the timing and amount of orders, especially from significant customers;

▪	the timing of revenue recognition from solution contracts, which may span several quarters;

▪	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

▪	the timing of completion of projects;

▪	competitive market conditions, including pricing actions by our competitors;

▪	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

▪	our unpredictable sales cycles;

▪	the amount and timing of sales to telcos, which are particularly difficult to predict;

▪	new product introductions by our competitors or by us;

▪	changes in domestic and international regulatory environments;

▪	market acceptance of new or existing products;

▪	the cost and availability of components, subassemblies and modules;

▪	the mix of our customer base and sales channels;

▪	the mix of products sold and the effect it has on gross margins;

▪	changes in our operating expenses and extraordinary expenses;

▪	impairment of goodwill and intangibles;

▪	the outcome of litigation;

▪	write-downs of inventory;

▪	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

▪	changes in our tax rate, including as a result of changes in our valuation allowance against our deferred tax assets and our expectation that we would experience a substantial increase in our effective tax rate in periods following a potential release of our valuation allowance;

▪	the impact of FIN 48, a recently adopted accounting interpretation which requires us to expense potential tax penalties and interest;

▪	our development of custom products and software;

▪	the level of international sales; and

▪	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.

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
Future demand for our products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, VOD, HDTV, IPTV, mobile video services, very high-speed data services and voice-over-IP, or VoIP.
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
▪	new video compression standards such as MPEG-4 ACV/H.264 for both standard definition and high definition services;

▪	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;

▪	the greater use of protocols such as IP;

▪	the adoption of switched digital video; and

▪	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders, or PVRs.
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
▪	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play” service;

▪	the entry of telcos into the video business;

▪	growth in HDTV, on-demand services and mobile video;

▪	the use of digital video by businesses, governments and educators;

▪	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

▪	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since our acquisition of DiviCom in 2000. New standards, such as MPEG-4 AVC/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 product line which our cable customers continue to require.
Also, to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreements on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.
Broadband communications markets are characterized by rapid technological change.
Broadband communications markets are relatively immature, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telcos or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes and can result in delays in sales of current products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer.
The markets in which we operate are intensely competitive.
The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during the most recent economic downturn as equipment suppliers competed aggressively for customers’ reduced capital spending. Our competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-COR, which has recently agreed to be acquired by Arris. In our video processing and edge and access products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Tandberg Television, which was recently acquired by Ericsson, and, in certain product lines, with a number of smaller companies.
Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than us. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. Further, some of our competitors have greater financial resources than we do, and they have offered and in the future may offer their products at lower prices than we do, which has in the past and may in the future cause us to lose sales or to reduce our prices in response to competition. In addition, many of our competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which would harm our business.
If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, new standards for video compression are being introduced and products based on these standards are being developed by us and some of our competitors. If our competitors are successful in bringing these products to market earlier, or if these products are more technologically capable than ours, then our sales could be materially and adversely affected. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.
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

In addition, a significant portion of our revenue is derived from solution sales that principally consist of and include the system design, manufacture, test, installation and integration of equipment to the specifications of our customers, including equipment acquired from third parties to be integrated with our products. Revenue forecasts for solution contracts are based on the estimated timing of the system design, installation and integration of projects. Because solution contracts generally span several quarters and revenue recognition is based on progress under the contract, the timing of revenue is difficult to predict and could result in lower than expected revenue in any particular quarter.
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
In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in the nine months ended September 28, 2007, we wrote down approximately $5.5 million for obsolete and excess inventory with a significant portion of the write down being due to product transitions. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.
We may be subject to risks associated with acquisitions.
As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. and, on July 31, 2007, we completed the acquisition of Rhozet Corporation, and we expect to make additional acquisitions in the future.
We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:
▪	difficulties in the assimilation of acquired operations, technologies and/or products;

▪	unanticipated costs associated with the acquisition transaction;

▪	the diversion of management’s attention from other business;

▪	difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

▪	adverse effects on existing business relationships with suppliers and customers;

▪	risks associated with entering markets in which we have no or limited prior experience;

▪	the potential loss of key employees of acquired businesses;

▪	difficulties in the assimilation of different corporate cultures and practices;

▪	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

▪	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

▪	delays in realizing or failure to realize the benefits of an acquisition.
For example, we recently closed all operations and product lines related to Broadcast Technology Limited, which we acquired in 2005 and we have recorded charges associated with that closure.
Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:
▪	issue equity securities which would dilute current stockholders’ percentage ownership;

▪	incur substantial debt;

▪	assume contingent liabilities; or

▪	expend significant cash.
These financing activities or expenditures could harm our business, operating results and financial condition or the price of our common stock. Moreover, even if we do obtain benefits from acquisitions in the form of increased sales and earnings, there may be a delay between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. We expect to utilize at least some of the proceeds from this offering to acquire businesses, technologies, assets and products lines that we believe complement or expand our existing business, and our failure to apply these proceeds from this offering effectively could harm our business.
If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.
We face risks associated with having important facilities and resources located in Israel.
We maintain a facility in Caesarea in the State of Israel with a total of 72 employees as of September 28, 2007, or approximately 11% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, the election of Hamas representatives to a majority of the seats in the Palestinian Legislative Council and the recent conflict between Hamas and Fatah in Gaza have also heightened these risks. We cannot assure you that current or future tensions in the Middle East will not adversely affect our business and results of operations.
We depend on our international sales and are subject to the risks associated with international operations, which may negatively affect our operating results.
Sales to customers outside of the U.S. in the first nine months of 2007 and the years 2006 and 2005 represented

44%, 49% and 40% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
▪	changes in foreign government regulations and telecommunications standards;

▪	import and export license requirements, tariffs, taxes and other trade barriers;

▪	fluctuations in currency exchange rates;

▪	difficulty in collecting accounts receivable;

▪	potential tax issues;

▪	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

▪	difficulty in staffing and managing foreign operations;

▪	political and economic instability, including risks related to terrorist activity; and

▪	changes in economic policies by foreign governments.
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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, in May 2006 we announced that our then Chairman, President and Chief Executive Officer, Anthony J. Ley, had retired from his position as

President and Chief Executive Officer effective immediately, and that he was being succeeded by our then Executive Vice President, Patrick J. Harshman. In addition, in November 2006, we announced that our Senior Vice President of Operations and Quality, Israel Levi, retired from his position and was succeeded by Charles Bonasera as Vice President of Operations. We also recently announced the appointment of Matthew Aden as our new Vice President of Worldwide Sales and Service. We cannot assure you that changes of management personnel will not cause disruption to our operations or customer relationships, or a decline in our financial results.
In addition, we are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified management, technical and other personnel can be intense and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past and may in the future attempt to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business.
Accounting standards and stock exchange regulations related to equity compensation could adversely affect our earnings, our ability to raise capital and our ability to attract and retain key personnel.
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the nine months ended September 28, 2007, stock-based compensation expense recognized under SFAS 123(R) was $4.5 million, which consisted of stock-based compensation expense related to employee and consultant equity awards and employee stock purchases.
In addition, regulations implemented by the Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
We are exposed to additional costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by management and the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2006, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.
We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of September 28, 2007 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of unanticipated strategic opportunities, to satisfy our other liabilities, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control, including conditions in capital markets and the cable, satellite and telco industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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
We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. For example, debt financing arrangements may require us to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. If adequate funds are not available, we will not be able to continue developing our products.
If demand for our products increases more quickly than we expect, we may be unable to meet our customers’ requirements.
If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. For example, we had insufficient quantities of certain products to meet customer demand late in the second quarter of 2006 and, as a result, our revenues were lower than internal and external expectations. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in recent years, in response to lower sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.
We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we are increasingly dependent on contract manufacturers.
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a substantial portion of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2008.
Difficulties in managing relationships with current contract manufacturers, particularly Plexus, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position and liquidity. In this regard, our gross margins and operating results in the past were adversely affected by significant excess and obsolete inventory charges.
Cessation of the development and production of video encoding chips by C-Cube’s spun-off semiconductor business may adversely impact us.
Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, we have entered into a contractual relationship with the spun-off semiconductor business of C-Cube, under which we have access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2008, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor, and we expect, but cannot be certain, that the agreement providing us with access to certain of the spun-off semiconductor business technologies and products will be assigned to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.
We need to effectively manage our operations and the cyclical nature of our business.
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL, and in connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Following the closure of our BTL operations in the first quarter of 2007, we reduced our headcount by 29 employees in the UK. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 15 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

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
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, effective August 13, 2005, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, effective July 1, 2006, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly and redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws and we may have unfulfilled sales orders, which could negatively impact our ability to generate revenue from those products. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan, and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such countries. We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.
We are liable for C-Cube’s pre-merger liabilities, including liabilities resulting from the spin-off of its semiconductor business.
Under the terms of the merger agreement with C-Cube, we are generally liable for C-Cube’s pre-merger liabilities. As of September 28, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in nine countries. We paid $2.4 million to satisfy a portion of this liability in January 2007, but are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, we are required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $6.7 million pre-merger liability, LSI Logic is obligated to reimburse us.
The merger agreement stipulates that we will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such taxes, or if there are additional taxes due with respect to the non-semiconductor business and we cannot be indemnified by LSI Logic, we generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely on value-added resellers and systems integrators for a substantial portion of our sales, and disruptions to, or our failure to develop and manage, our relationships with these customers and the processes and procedures that support them could adversely affect our business.
We generate a substantial portion of our sales through net sales to value-added resellers, or VARs, and systems integrators. We expect that these sales will continue to generate a substantial percentage of our net sales in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VARs and systems integrators that specialize in video delivery solutions, products and services.
We have no long-term contracts or minimum purchase commitments with any of our VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may be effective in providing incentives to our VAR and systems integrator customers to favor their products or to prevent or reduce sales of our products. Our VAR or systems integrator customers may choose not to purchase or offer our products. Our failure to establish and maintain successful relationships with VAR and systems integrator customers would likely materially and adversely affect our business, operating results and financial condition.
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
In order to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could cause our business to suffer.
Our products include third-party technology and intellectual property, and our inability to use that technology in the future could harm our business.
We incorporate certain third-party technologies, including software programs, into our products, and intend to utilize additional third-party technologies in the future. Licenses to relevant third-party technologies or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. In addition, the technologies that we license may not operate properly and we may not be able to secure alternatives in a timely manner, which could harm our business. We could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our products, if we are able to do so at all. These delays, or a failure to secure or develop adequate technology, could materially and adversely affect our business.
We or our customers may face intellectual property infringement claims from third parties.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties have asserted and may assert patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and customers may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us. Any future litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities, temporary or permanent injunctions or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on satisfactory terms, or at all.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs have appealed this motion. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. A settlement or an unfavorable outcome of this matter could have a material adverse effect on our business, operating results, financial position or cash flows.
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
Between June 28, 2000 and August 25, 2000, several actions alleging violations of the federal securities laws by us and certain of our officers and directors (some of whom are no longer with us) were filed in or removed to the United States District Court for the Northern District of California. The actions subsequently were consolidated.
A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased our publicly traded securities between January 19, 2000 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19, 2000 and May 3, 2000. In addition to us and certain of our officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding our prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act by filing a false or misleading registration statement, prospectus and joint proxy in connection with the C-Cube acquisition.
On July 3, 2001, the District Court dismissed the consolidated complaint with leave to amend. An amended complaint alleging the same claims against the same defendants was filed on August 13, 2001. Defendants moved to dismiss the amended complaint on September 24, 2001. On November 13, 2002, the District Court issued an opinion granting the motions to dismiss the amended complaint without leave to amend. Judgment for defendants was entered on December 2, 2002. On December 12, 2002, plaintiffs filed a motion to amend the judgment and for leave to file an amended complaint pursuant to Rules 59(e) and 15(a) of the Federal Rules of Civil Procedure. On June 6, 2003, the District Court denied plaintiffs’ motion to amend the judgment and for leave to file an amended complaint. Plaintiffs filed a notice of appeal on July 1, 2003. The appeal was heard by a panel of three judges of the United States Court of Appeals for the Ninth Circuit on February 17, 2005.
On November 8, 2005, the Ninth Circuit panel affirmed in part, reversed in part, and remanded for further proceedings the decision of the District Court. The Ninth Circuit affirmed the District Court’s dismissal of the plaintiffs’ fraud claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act with prejudice, finding that the plaintiffs failed to adequately plead their allegations of fraud. The Ninth Circuit reversed the District Court’s dismissal of the plaintiffs’ claims under Sections 11 and 12(a)(2) of the Securities Act, however, finding that because those claims did not allege fraud, they met the applicable pleading requirements. Regarding the secondary liability claim under Section 15 of the Securities Act, the Ninth Circuit reversed the dismissal of that claim against Anthony J. Ley, our Chairman and former Chief Executive Officer, and affirmed the dismissal of that claim against us, while granting leave to amend. The Ninth Circuit remanded the surviving claims to the District Court for further proceedings.
On November 22, 2005, both the defendants and the plaintiffs petitioned the Ninth Circuit for a rehearing of the appeal. On February 16, 2006 the Ninth Circuit denied both petitions. On May 17, 2006 the plaintiffs filed an amended complaint on the issues remanded for further proceedings by the Ninth Circuit, to which the defendants affiliated with Harmonic responded with a motion to dismiss certain claims and to strike certain allegations. On December 11, 2006, the Court granted the motion to dismiss with respect to the Section 12(a)(2) claim against the individual director and officer defendants affiliated with Harmonic and granted the motion to strike, but denied the motion to dismiss the Section 15 claim. A case management conference was held on January 25, 2007, at which the Court set a trial date in August 2008, with discovery to close in February 2008. The Court also ordered the parties to attend a settlement conference with a magistrate judge or a private mediation before June 30, 2007. A mediation session was held on May 24, 2007 at which the parties were unable to reach a settlement.
A derivative action purporting to be on our behalf was filed against its then-current directors in the Superior Court for the County of Santa Clara on September 5, 2000. We were also named as a nominal defendant. The complaint is based on allegations similar to those found in the securities class action and claims that the defendants breached their fiduciary duties by, among other things, causing us to violate federal securities laws. The derivative action was removed to the United States District Court for the Northern District of California on September 20, 2000. All deadlines in this action were stayed pending resolution of the motions to dismiss the securities class action. On July 29, 2003, the Court approved the parties’ stipulation to dismiss this derivative action without prejudice and to toll the applicable limitations period pending the Ninth Circuit’s decision in the securities action. Pursuant to the stipulation, defendants have provided plaintiff with a copy of the mandate issued by the Ninth Circuit in the securities action.
A second derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara on May 15, 2003. It alleges facts similar to those previously alleged in the securities class action and the federal derivative action. The complaint names as defendants our former and current officers and directors, along with former officers and directors of C-Cube Microsystems, Inc., who were named in the securities class action. The complaint also names us as a nominal defendant. The complaint alleges claims for abuse of control, gross mismanagement, and waste of corporate assets against the defendants affiliated with Harmonic, and claims for breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against all defendants. On July 22, 2003, the Court approved the parties’ stipulation to stay the case pending resolution of the appeal in the securities class action. Following the decision of the Ninth Circuit discussed above, on May 9, 2006, defendants filed demurrers to this complaint. The plaintiffs then filed an amended complaint on July 10, 2006, which names only the defendants affiliated with Harmonic. The defendants filed demurrers to the amended complaint and the parties have stipulated to several continuances of the hearing on the demurrers, which currently is set for December 14, 2007.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs have appealed this motion.
An unfavorable outcome of any of these litigation matters could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome of these litigation matters could have a material adverse effect on our business, operating results, financial position or cash flows.
We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.
Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.
In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.
The terrorist attacks of 2001 and the ongoing threat of terrorism have created great uncertainty and may continue to harm our business.
Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in the U.S. in 2001 and subsequent terrorist attacks in other parts of the world have created many economic and political uncertainties that have severely impacted the global economy, and have adversely affected our business. For example, following the 2001 terrorist attacks in the U.S., we experienced a further decline in demand for our products. The long-term effects of the attacks, the situation in Iraq and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate the stability and strength of the U.S. and other economies and the impact of economic conditions on our business.
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
The markets in which we, our customers and our suppliers operate are subject to the risk of earthquakes and other natural disasters.
Our headquarters and the majority of our operations are located in California, which is prone to earthquakes, and some of the other locations in which we, our customers and suppliers conduct business are prone to natural disasters. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties and suffer significant financial losses. Furthermore, we rely on third-party manufacturers for the production of many of our products, and any disruption in the business or operations of such manufacturers could adversely impact our business. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss which may materially impair their ability to continue their purchase of products from us. A major earthquake or other natural disaster in the markets in which we, our customers or suppliers operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Some anti-takeover provisions contained in our certificate of incorporation, bylaws and stockholder rights plan, as well as provisions of Delaware law, could impair a takeover attempt.
We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:
▪	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

▪	limiting the liability of, and providing indemnification to, our directors and officers;

▪	limiting the ability of our stockholders to call and bring business before special meetings;

▪	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

▪	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

▪	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
These provisions, alone or together, could delay hostile takeovers and changes in control or management of us.
In addition, we have adopted a stockholder rights plan. The rights are not intended to prevent a takeover of us, and we believe these rights will help our negotiations with any potential acquirers. However, if the Board of Directors believes that a particular acquisition is undesirable, the rights may have the effect of rendering more difficult or discouraging that acquisition. The rights would cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our certificate of incorporation or bylaws, our stockholder rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our common stock price may be extremely volatile, and the value of your investment may decline.
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
▪	general market and economic conditions;

▪	actual or anticipated variations in operating results;

▪	announcements of technological innovations, new products or new services by us or by our competitors or customers;

▪	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

▪	announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

▪	additions or departures of key personnel; and

▪	future equity or debt offerings or our announcements of these offerings.
In addition, in recent years, the stock market in general, and the Nasdaq Stock Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results.
If securities analysts do not continue to publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock relies in part on the availability of research and reports that third-party industry or financial analysts publish about us. Further, if one or more of the analysts who do cover us downgrade our stock, our stock price may decline. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause the liquidity of our stock and our stock price to decline.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 31, 2007, Harmonic completed the acquisition of Rhozet Corporation by a merger transaction. In connection with the acquisition, Harmonic paid an aggregate consideration of approximately $15.5 million, which was comprised of (i) approximately $2.53 million in cash and approximately 1,105,656 shares of Harmonic’s common stock in exchange for all of the issued and outstanding capital stock of Rhozet, and (ii) approximately $2.76 million of cash to be paid, at such time as provided in the definitive agreement related to such acquisition, to the holders of options to acquire Rhozet’s common stock that were outstanding immediately prior to the effective time of the merger. In connection with such sale of its common stock, Harmonic relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on October 30, 2007.

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