Form 10-K
period 2007-12-31
HARMONIC INC
filed 2008-03-17
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25826

HARMONIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

549 Baltic Way
Sunnyvale, CA 94089
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [✓]    No  [  ]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  [  ]    No  [✓]

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
Yes  [  ]    No  [✓]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]    No  [✓]

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on June 29, 2007, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $658,215,141. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 94,089,806 on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2007) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 13 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” the “Company,” “we,” “us,” “its,” and “our” as used in this Annual Report on Form 10-K refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

PART I

Item 1. Business

OVERVIEW

We design, manufacture and sell versatile and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, network personal video recording and time-shifted TV. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, or telcos, broadcasters and Internet companies that offer video services to their customers.

INDUSTRY OVERVIEW

Demand for Broadband and Digital Video Services

The delivery to subscribers of television programming and Internet-based information and communication services is converging, driven in part by advances in technology and in part by changes in the regulatory and competitive environment. Viewers of video increasingly seek a more personalized and dynamic video experience that can be delivered to a variety of devices ranging from wide-screen HDTVs to mobile devices, including cellular phones. Today, there are a number of developing trends which impact the broadcasting and television business and that of our service provider customers, which deliver video programming. These trends include:

On-Demand Services

The introduction of digital video recorders and network-based VOD services is leading to changes in the way subscribers watch television programming. Subscribers are increasingly utilizing “time-shifting” and “ad-skipping” technology. Further advances in technology are likely to accelerate these trends, with cable, satellite and telco operators announcing initiatives, often in conjunction with network broadcasters, to increasingly personalize subscribers’ video viewing experience.

High-Definition Television

The increasing popularity of HDTV and home theater equipment is putting pressure on broadcasters and pay-TV providers to offer additional HDTV content and higher quality video signals for both standard and high definition services. For example, DIRECTV offered approximately 90 national HDTV channels to its subscribers at the end of 2007, and other service providers are also rapidly introducing expanded HDTV offerings.

The Internet and Other Emerging Distribution Methods

Several companies, including Google, Yahoo! and Apple, have recently announced their entry into the video distribution business and enable their customers to download video content to PCs and mobile devices. We believe it is likely that the entry of these companies into the video distribution business will further change traditional video viewing habits and distribution methods.

Mobile Video

Several telcos in the U.S. and abroad have launched video services to cellular telephones and other mobile devices. Certain cable operators have entered into agreements with mobile phone operators that are likely to lead to further expansion of mobile video services.

These trends are expected to increase the demand from service providers for sophisticated digital video systems and optical network products, which are required to acquire video content from a variety of sources and deliver it to the subscriber.

The Market Opportunity

Personalized video services, such as VOD, and the increasing amounts of high definition content, as well as an increasing amount of data being transmitted over communications networks, will require greater bandwidth to the home in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to cellular telephones and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the headends and in the last mile of the communications infrastructure where homes connect to the local network. The upgrade and extension of existing networks or the construction of completely new network environments to facilitate the delivery of high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. As a result, service providers are seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, while minimizing the need to construct new networks for the distribution of video, voice and data content.

Competition and Deregulation

Competition among traditional service providers in the cable and satellite markets has intensified as offerings from non-traditional providers of video, such as telcos, Internet companies and mobile operators, are beginning to attract subscribers. The economic success of existing and new operators in this increasingly competitive environment will depend, to a large extent, on their ability to provide a broader range of offerings that package video, voice and data services for subscribers. These services all need to be delivered in a highly reliable manner with easy access to a service provider’s network. This increasingly competitive environment led to higher capital spending by many of the market participants in 2007, in an effort to deploy attractive packages of services and to capture high revenue-generating subscribers. Similar competitive factors and the liberalization of regulatory regimes in foreign countries have led to the establishment abroad of new or expanded cable television networks, the launch of new direct broadcast satellite, or DBS, services and particularly, the entry of telephone companies into the business of providing video services.

Our Cable Market

To address increasing competition and demand for high-speed broadband services, cable operators have introduced digital video, voice and data services. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and direct broadcast satellite, or DBS, providers and to create additional revenue streams. Cable operators have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video, allowing them to better compete against the substantial penetration of DBS services. These upgrades to digital video allow cable operators to roll out HDTV and interactive services, such as VOD, on their digital platforms. Capital spending on upgrades includes investment in digital video equipment that can receive, process and distribute content from a variety of sources in increasingly complex headends. For example, VOD services require video storage equipment and servers, systems to ingest, store and intelligently distribute increasing amounts of content, complemented by edge devices capable of routing, multiplexing and modulation for delivering signals to individual subscribers over a hybrid fiber-coax, or HFC, network. Additionally, the provision of HDTV channels requires deployment of high-definition encoders and significantly more available bandwidth than the equivalent number of standard definition channels. In order to provide more bandwidth for such services, operators are adopting bandwidth optimization techniques such as switched digital video, new standards such as DOCSIS 3.0, as well as making enhancements to their optical networks, including the segmentation of nodes and the extension of bandwidth from 750 MHz to 1 GHz. Although U.S. cable capital expenditures have generally declined in recent years, principally due to lower expenditures for network construction, certain cable operators increased their capital spending in 2007 and have indicated that they will spend comparable amounts in 2008.

Our Satellite Market

Satellite operators around the world have established digital television services that serve millions of subscribers. These services are capable of providing up to several hundred channels of high quality standard definition video as well as increasing numbers of high definition channels. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not lend itself easily to two-way services, such as Internet access or VOD. As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, DBS providers are seeking to protect and expand their subscriber base in a number of ways. Domestic DBS operators have made local channels available in all major markets in standard definition format and are steadily adding local channels in high definition. Advances in digital video compression technology allow DBS operators to cost-effectively add these new channels and to further expand their video entertainment offerings. Certain operators have also begun to introduce VOD services which are delivered either by satellite or a terrestrial broadband connection. These new services, particularly HDTV, pose continuing bandwidth challenges and are expected to require ongoing capital expenditures for satellite capacity and other infrastructure by such operators.

Our Telco Market

Telcos are also facing increasing competition and demand for high-speed residential broadband services as well as saturation of fixed-line and basic mobile services. Consequently, many telcos around the world have added, or are planning to add, video services as a competitive response to cable and satellite and as a potential source of revenue growth. However, the telcos’ legacy networks are not well equipped to offer video services. The bandwidth and distance limitations of the copper-based last mile present difficulties in providing multiple video services to widespread geographic areas. Multi-channel video, especially HDTV, delivered over DSL lines has significant bandwidth constraints, but the use of video compression technology at very low bit rates and improvements in DSL technology have allowed many operators to introduce video services using the Internet Protocol (IPTV). Many major telcos are now implementing plans to rebuild or upgrade their networks to offer bundled video, voice and data services including initial mobile video services to hand-held devices such as cellular telephones.

Other Markets

In the terrestrial broadcasting market, operators in many countries are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. The conversion to digital transmission often provides the opportunity to deliver new services, such as HDTV and data transmission. These broadcasters are faced with similar requirements to cable and satellite providers in that they need to convert analog signals to digital signals prior to transmission and must also effectively manage the available bandwidth to maximize their revenue streams. Similarly, operators of wireless broadcast systems require encoding for the conversion of analog signals to digital signals.

Current Industry Conditions

The telecommunications industry has seen considerable restructuring and consolidation in recent years. For example:

−	In 2007, AT&T acquired Bell South.

−	In 2007, Time Warner Cable was spun out of Time Warner.

−	In 2006, Adelphia Communications sold its cable systems out of bankruptcy to Comcast and Time-Warner Cable, the largest U.S. multi-system operators, or MSOs.

−	In 2008, Liberty Media acquired a controlling stake in DIRECTV from News Corp., following the sale of DIRECTV by Hughes to News Corp. a few years previously.

−	In 2006, NTL and Telewest, the major cable operators in the UK, merged to form Virgin Media.

Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, capital spending plans, and our business for the foreseeable future.

PRODUCTS

Harmonic’s products generally fall into two principal categories, video processing solutions and edge and access products. In addition, we provide network management software and have recently introduced and acquired new application software products. We also provide technical support services to our customers worldwide. Our video processing solutions provide broadband operators with the ability to acquire a variety of signals from different sources, in different protocols, and to organize, manage and distribute this content to maximize use of the available bandwidth. Our edge products enable cable operators to deliver customized broadcast or narrowcast on-demand services to their subscribers. Our access products, which consist mainly of optical transmission products, node platforms and return path products, allow cable operators to deliver video, data and voice services over their networks.

Video Processing Products

DiviCom encoders. We offer a line of high performance encoders, which provide compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data transmission rates. Our encoders are available in the standard and high definition formats in both MPEG-2 and the newer MPEG-4 AVC/H264, or MPEG-4, video compression standards. Compliance with these widely adopted standards enables interoperability with products manufactured by other companies, such as set-top boxes and conditional access systems.

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

Stream processing products. Our ProStream platform and other processing products offer our customers a variety of capabilities which enable them to manage and organize digital streams in a format best suited to their particular delivery requirements and subscriber offerings. Specific applications include multiplexing, scrambling, re-encoding, rate-shaping and splicing. Our products for these applications include our ProStream 1000 and 2000.

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

Edge and Access Products

Edge products. Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway, which integrates routing, multiplexing and modulation into a single package for the delivery of VOD services to subscribers over cable networks. The NSG is usually supplied with Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the HFC network. The most recent NSG product, the high-density NSG 9000, may also be used in switched digital video and M-CMTS applications as well as large-scale VOD deployments.

Transmitters and optical amplifiers. Our MAXLink transmitters and optical amplifiers operate at a wavelength of 1550 nm and serve long-haul applications. The MAXLink Plus further increases the channel capacity of cable and other networks and can transmit over distances in excess of 200 kilometers. The PWRLink series provides optical transmission primarily at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing, or DWDM, system allows operators to expand the capacity of a single strand of fiber and also to provide narrowcast services directly from the headend to nodes. This ability can significantly reduce the size of hubs and the associated building and equipment maintenance costs.

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

IP transmission equipment. Our FLXLink Commercial Services solution allows an operator to leverage its existing network by providing high-speed services on a wavelength of a shared fiber to individual customers or to multiple-dwelling units. This solution comprises data transport capability at various speeds and network interface units to connect to the subscriber’s internal wiring.

Software Products

Management and control software. Our NMX Digital Service Manager gives service providers the ability to control and visually monitor their digital video infrastructure at an aggregate level, rather than as just discrete pieces of hardware, reducing their operational costs. Our NETWatch management system operates in broadband networks to capture measurement data and our software enables the broadband service operator to monitor and control the HFC transmission network from a master headend or remote locations. Our NMX Digital Service Manager and NETWatch software is designed to be integrated into larger network management systems through the use of simple network management protocol, or SNMP.

Application software. Our ClearCut software provides operators with high-quality digital storage of real-time broadcasts for on-demand services, and our ProStream 8000 solution allows operators to present on-screen mosaics with several channels tiled within a single video stream. Our Armada and Streamliner products enable the intelligent management of an operator’s video-on-demand assets and the distribution of these assets to subscribers. Our CarbonCoder products, acquired in our recent purchase of Rhozet Corporation, are software-based transcoding solutions that facilitate the creation of multi-format video for internet, mobile and broadcast applications.

Technical and support services

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

CUSTOMERS

We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our significant end user and integrator/distributor customers based on net sales during 2007.

United States	International

Cablevision Systems	Alcatel-Lucent
Charter Communications	Astra Platform Services
Comcast	Media Cruise Solutions
Cox Communications	Nokia-Siemens Networks
DIRECTV	PCCW Limited
EchoStar	Simac Broadcast
Time Warner Cable	Telindus
Virgin Media

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Net sales to our ten largest customers in 2007, 2006 and 2005 accounted for approximately 53%, 50% and 54% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. Sales to Comcast accounted for 12% and 18% of net sales in 2006 and 2005, respectively.

Sales to customers outside of the U.S. in 2007, 2006 and 2005 represented 44%, 49%, and 40% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. Also, additional international markets may not develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods.

SALES AND MARKETING

In the U.S. we sell our products principally through our own direct sales force which is organized geographically and by major customers and markets to support customer requirements. We sell to international customers through our own direct sales force as well as through independent distributors and integrators. Our principal sales offices outside of the U.S. are located in the United Kingdom, France, and China. International distributors are generally responsible for importing the products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a highly trained technical staff, which includes application engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators. Technical support provides a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and distributors both in our facilities and on-site.

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

MANUFACTURING AND SUPPLIERS

We use third party contract manufacturers extensively to assemble full turnkey products and a substantial majority of subassemblies and modules for our products. Our increasing reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In late 2003, we entered into an agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a substantial portion of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2008.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we are dependent on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain components have in the past been in short supply and are available only from a small number of suppliers, or from sole source suppliers. While we expend considerable efforts to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers, although the agreement with Plexus was for an initial term of three years and has been renewed until October 2008. Managing our supplier relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position or cash flows.

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

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including certain of these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. There can be no assurance that we will be able to defend against any claims that we are infringing upon their intellectual property rights, or that the terms of any license offered by any person asserting such rights would be acceptable to us or our customers or that failure to obtain a license or the costs associated with any license would not cause our business, operating results, financial position or cash flows to be materially adversely affected. Also, you should read “Risk Factors - We or our customers may face intellectual property infringement claims from third parties” and “Legal Proceedings” for a description of the claim against us by Stanford University and Litton Systems.

BACKLOG

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2007, backlog, including deferred revenue, was $98.9 million, compared to

$70.8 million at December 31, 2006. The increase in backlog at December 31, 2007 from December 31, 2006 was due principally to the increase in the number of projects, timing of the completion of contractual negotiations, timing of the completion or acceptance of projects and installations that are in process or substantially complete, and to an increase in orders received where product shipment had not been made. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end users, our backlog at December 31, 2007, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for digital video systems and fiber optics systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in each of these categories. Harmonic’s competitors in digital video solutions include vertically integrated system suppliers such as Motorola, Cisco Systems, Ericsson and Thomson Multimedia, and in certain product lines, a number of smaller companies. In edge devices and fiber optic access products, competitors include corporations such as Motorola, Cisco Systems and Arris.

Recent consolidation in the industry has led to the acquisition of smaller companies such as Scientific-Atlanta, Tandberg Television and C-Cor by Cisco Systems, Ericsson and Arris, respectively. Consequently, most of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus, and, therefore will not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position or cash flows.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. In addition, companies that have historically not had a large presence in the broadband communications equipment market have expanded their market presence through mergers and acquisitions. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, which could adversely affect our net sales and result in lower gross margins.

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2007, 2006 and 2005 were $42.9 million, $39.5 million and $38.2 million, respectively.

Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or expected to be, needed by our customers. Our current research and development efforts are focused on the newer video compression standard, MPEG-4, and we also devote significant resources to products for MPEG over Internet Protocol, or IP, VOD and switched broadcast, stream processing and stream management software. Other research and development efforts are focused in broadband optical products that enable the transmission of video over fiber optic networks.

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

EMPLOYEES

As of December 31, 2007, we employed a total of 658 people, including 240 in sales, service and marketing, 232 in research and development, 107 in manufacturing operations and 79 in a general and administrative capacity. There were 463 employees in the U.S., and 195 employees in foreign countries who are located in the Middle East, Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. In connection with the acquisition of Rhozet in July 2007 our workforce increased by 18 with most of the employees being in research and development. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in the geographic area where our primary operations are located remains strong, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of March 1, 2008:

Name	Age	Position
Patrick J. Harshman	43	President & Chief Executive Officer
Robin N. Dickson	60	Chief Financial Officer
Matthew Aden	52	Vice President, Worldwide Sales and Service
Nimrod Ben-Natan	40	Vice President, Solutions and Strategy
Charles J. Bonasera	50	Vice President, Operations
Neven Haltmayer	43	Vice President, Research and Development

Patrick J. Harshman joined Harmonic in 1993 and was appointed President and Chief Executive Officer in May 2006. In December 2005, he was appointed Executive Vice President responsible for the majority of our operational functions, including the unified digital video and broadband optical networking divisions as well as global marketing. Prior to the consolidation of our product divisions, Dr. Harshman held the position of President of the Convergent Systems division and, prior to that, for more than four years, was President of the Broadband Access Networks Division. Dr. Harshman has also previously held key leadership positions in marketing, international sales, and research and development. Dr. Harshman earned a Ph.D. in Electrical Engineering from the University of California, Berkeley and completed an Executive Management Program at Stanford University.

Robin N. Dickson joined Harmonic in 1992 as Chief Financial Officer. From 1989 to March 1992, Mr. Dickson was Corporate Controller of Vitelic Corporation, a semiconductor manufacturer. From 1976 to 1989, Mr. Dickson held various positions at Raychem Corporation, a materials science company, including regional financial officer of the Asia-Pacific Division of the International Group. Mr. Dickson holds a Bachelor of Laws from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

Matthew Aden joined Harmonic in October 2007 as Vice President, Worldwide Sales and Service. Mr. Aden was previously Vice President of Worldwide Sales and Customer Operations at Terayon Communications, a manufacturer of broadband systems, from July 2005 to July 2007. Prior to Terayon, Mr. Aden was at Motorola/General Instrument from 1984 until July 2005 and held a variety of positions in executive sales management. Mr. Aden holds a Bachelor’s degree in Business Administration from the University of Nebraska.

Nimrod Ben-Natan joined Harmonic in 1997 and was appointed Vice President of Product Marketing, Solutions and Strategy in 2007. Mr. Ben-Natan initially joined us as a software engineer to design and develop our first-generation video transmission platform, and in 2000, transitioned to product marketing, solutions and strategy to develop the digital video cable segment. From 1993 to 1997, Mr. Ben-Natan was employed at Orckit Communications Ltd., a digital subscriber line developer. Previously, Mr Ben-Natan worked on wireless communications systems while he was with the Israeli Defense Signal Corps. Mr. Ben-Natan holds a B.A. in Computer Science from Tel Aviv University.

Charles J. Bonasera joined Harmonic in November 2006 as Vice President, Operations. From 2005 to 2006, Mr. Bonasera was Senior Director-Global Sourcing at Solectron Corporation, a global provider of electronics manufacturing services and supply chain solutions. From 1999 to 2005, Mr. Bonasera held various key positions in outsourcing strategies, commodity management, supply management and supply chain development at Sun Microsystems, Inc.

Neven Haltmayer joined Harmonic in December 2002 and was appointed Vice President, Research and Development in November 2005. Prior to November 2005, Mr. Haltmayer was Director of Engineering of Compression Systems and managed the development of Harmonic’s MPEG-2 and MPEG-4 AVC/H.264 encoder and DiviCom Electra product lines. Between 2001 and 2002, Mr. Haltmayer held various key positions including Vice President of Engineering and was responsible for system integration and development of set top box middleware and interactive applications while at Canal Plus Technologies. Mr. Haltmayer holds a B.S. degree in Electrical Engineering from the University of Zagreb, Croatia.

ABOUT HARMONIC

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

On July 31, 2007, we completed the acquisition of Rhozet Corporation. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver traditional video programming over the Internet and to mobile devices, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content. The acquisition also opens up new customer opportunities for Harmonic with Rhozet’s customer base of broadcast content creators and online video service providers and is complementary to Harmonic’s VOD networking software business acquired in December 2006 from Entone Technologies.

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

Item 1A. Risk Factors

We depend on cable, satellite and telecom industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending in these industries would negatively impact our operating results and financial condition or cash flows.

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

These capital spending patterns are dependent on a variety of factors, including:

−	access to financing;

−	annual budget cycles;

−	the impact of industry consolidation;

−	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

−	overall demand for communication services and customer acceptance of new video, voice and data services;

−	evolving industry standards and network architectures;

−	competitive pressures, including pricing pressures;

−	discretionary customer spending patterns; and

−	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

−	uncertainty related to development of digital video industry standards;

−	delays associated with the evaluation of new services, new standards, and system architectures by many operators;

−	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

−	a reduction in the amount of capital available to finance projects of our customers and potential customers;

−	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

−	economic and financial conditions in domestic and international markets; and

−	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. An economic downturn or recession, deteriorating conditions in credit markets, tightening of credit, or other factors could also cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrained capital spending among our customers. As a result, we cannot assure you that we will maintain or increase our net sales in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators, our revenue may decline and our operating results would be adversely affected.

Our customer base is concentrated and the loss of one or more of our key customers, or a failure to diversify our customer base, could harm our business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2007, 2006 and 2005 accounted for approximately 53%, 50% and 54% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, now reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003. News Corporation announced its intention to sell its interest in DIRECTV to Liberty Media in December 2006 and closed the transaction in February 2008. In the telco market, AT&T completed its acquisition of Bell South.

In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. Sales to Comcast accounted for 12% and 18% of net sales in 2006 and 2005, respectively. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

−	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

−	changes in market demand;

−	the timing and amount of orders, especially from significant customers;

−	the timing of revenue recognition from solution contracts which may span several quarters;

−	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

−	the timing of completion of projects;

−	competitive market conditions, including pricing actions by our competitors;

−	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

−	our unpredictable sales cycles;

−	the amount and timing of sales to telcos, which are particularly difficult to predict;

−	new product introductions by our competitors or by us;

−	changes in domestic and international regulatory environments;

−	market acceptance of new or existing products;

−	the cost and availability of components, subassemblies and modules;

−	the mix of our customer base and sales channels;

−	the mix of products sold and the effect it has on gross margins;

−	changes in our operating expenses and extraordinary expenses;

−	impairment of goodwill and intangibles;

−	the outcome of litigation;

−	write-downs of inventory;

−	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

−	changes in our tax rate, including as a result of changes in our valuation allowance against our deferred tax assets and our expectation that we would experience a substantial increase in our effective tax rate in periods following a potential release of our valuation allowance;

−	the impact of FIN 48, a recently adopted accounting interpretation which requires us to expense potential tax penalties and interest;

−	our development of custom products and software;

−	the level of international sales; and

−	economic and financial conditions specific to the cable, satellite and telco industries, and general economic conditions.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:

−	new video compression standards such as MPEG-4 AVC/H.264 for both standard definition and high definition services;

−	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;

−	the greater use of protocols such as IP;

−	the adoption of switched digital video; and

−	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders, or PVRs.

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

−	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play” service;

−	the entry of telcos into the video business;

−	the use of digital video by businesses, governments and educators;

−	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

−	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.

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

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

−	are not cost effective;

−	are not brought to market in a timely manner;

−	are not in accordance with evolving industry standards and architectures;

−	fail to achieve market acceptance; or

−	are ahead of the market.

We are currently developing and marketing products based on multiple video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since our acquisition of DiviCom in 2000. New standards, such as MPEG-4 AVC/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 product line which our cable customers continue to require.

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

The market for digital video systems is extremely competitive and has been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices is particularly severe during economic downturns as equipment suppliers compete aggressively for customers’ reduced capital spending. Our competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-COR, which was recently acquired by Arris. In our video processing and edge and access products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Tandberg Television, which was acquired by Ericsson in 2007, and, in certain product lines, with a number of smaller companies.

Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than us. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. Further, some of our competitors have greater financial resources than we do, and they have offered and in the future may offer their products at lower prices than we do, which has in the past and may in the future cause us to lose sales or to reduce our prices in response to competition. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which would harm our business.

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

The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:

−	a significant technical evaluation;

−	a commitment of capital and other resources by cable, satellite, and other network operators;

−	time required to engineer the deployment of new technologies or new broadband services;

−	testing and acceptance of new technologies that affect key operations; and

−	test marketing of new services with subscribers.

For these and other reasons, our sales cycles generally last three to nine months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Additionally, our sales arrangements may include testing and acceptance of new technologies and the timing of completion of acceptance testing is difficult to predict and may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders. For example, delays in the completion of certain projects underway with our international telco customers in the second quarter of 2006 resulted in lower revenue.

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

In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in 2007 we wrote down approximately $7.6 million of net obsolete and excess inventory, with a significant portion of the write-down being due to product transitions. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.

We may be subject to risks associated with acquisitions.

As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. and, on July 31, 2007, we completed the acquisition of Rhozet, and we expect to make additional acquisitions in the future.

We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:

−	difficulties in the assimilation of acquired operations, technologies and/or products;

−	unanticipated costs associated with the acquisition transaction;

−	the diversion of management’s attention from other business;

−	difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

−	adverse effects on existing business relationships with suppliers and customers;

−	risks associated with entering markets in which we have no or limited prior experience;

−	the potential loss of key employees of acquired businesses;

−	difficulties in the assimilation of different corporate cultures and practices;

−	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

−	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

−	delays in realizing or failure to realize the benefits of an acquisition.

For example, we closed all operations and product lines related to Broadcast Technology Limited, which we acquired in 2005 and we have recorded charges associated with that closure.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:

−	issue equity securities which would dilute current stockholders’ percentage ownership;

−	incur substantial debt;

−	assume contingent liabilities; or

−	expend significant cash.

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

We maintain a facility in Caesarea in the State of Israel with a total of 76 employees as of December 31, 2007, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, and the conflict between Hamas and Fatah have also heightened these risks. We cannot assure you that current or future tensions in the Middle East will not adversely affect our business and results of operations.

We depend on our international sales and are subject to the risks associated with international operations, which may negatively affect our operating results.

Sales to customers outside of the U.S. in 2007, 2006 and 2005 represented 44%, 49% and 40% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:

−	changes in foreign government regulations and telecommunications standards;

−	import and export license requirements, tariffs, taxes and other trade barriers;

−	fluctuations in currency exchange rates;

−	difficulty in collecting accounts receivable;

−	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

−	difficulty in staffing and managing foreign operations;

−	political and economic instability, including risks related to terrorist activity; and

−	changes in economic policies by foreign governments.

In recent years, certain of our international customers accumulated significant levels of debt and undertook reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we have seen in the past.

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

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or FCPA. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented policies and procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

Conditions and changes in the national and global economic environments may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate may harm our business. If economic growth in the United States and in other countries slows, many customers may delay or reduce their technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

As of December 31, 2007, we held approximately $34.2 million of auction rate securities, or ARSs, which were invested in municipal government obligations and preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets have prevented us and other investors from liquidating holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. For example, through February 29, 2008, auctions for approximately $31.2 million of ARSs held by us were not successful, resulting in our continuing to hold these securities and issuers paying interest at the required contractual rate. Based on current market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term, which will result in our continuing to hold these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. In the event we need or desire to access these funds, we may not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell ARSs at par, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.

In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, in May 2006 we announced that our then Chairman, President and Chief Executive Officer, Anthony J. Ley, had retired from his position as President and Chief Executive Officer effective immediately, and that he was being succeeded by our then Executive Vice President, Patrick J. Harshman. In addition, in November 2006, we announced that our Senior Vice President of Operations and Quality, Israel Levi, retired from his position and was succeeded by Charles Bonasera as Vice President of Operations. Further, in October 2007, we announced the appointment of Matthew Aden as our new Vice President of Worldwide Sales and Service. We cannot assure you that changes of management personnel would not cause disruption to our operations or customer relationships, or a decline in our financial results.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For 2007, stock-based compensation expense recognized under SFAS 123(R) was $6.2 million, which consisted of stock-based compensation expense related to employee and consultant equity awards and employee stock purchases.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by the Company’s independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2007, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of December 31, 2007 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

We believe that our existing liquidity sources, including the net proceeds of our recent public offering of common stock, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of unanticipated strategic opportunities, to satisfy our other liabilities, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control, including conditions in capital markets and the cable, satellite and telco industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. For example, we had insufficient quantities of certain products to meet customer demand late in the second quarter of 2006 and, as a result, our revenues were lower than internal and external expectations. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Also, in previous years, in response to lower sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we are increasingly dependent on contract manufacturers.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a substantial portion of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given, and has been renewed until October 2008.

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

Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, we have entered into a contractual relationship with the spun-off semiconductor business of C-Cube, under which we have access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2008, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor, and the agreement providing us with access to certain of the spun-off semiconductor business technologies and products was assigned to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.

We need to effectively manage our operations and the cyclical nature of our business.

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. If demand for products increases significantly, we may need to increase our headcount, as we did during 2004, adding 33 employees. In the first quarter of 2005, we added 42 employees in connection with our acquisition of BTL, and in connection with the consolidation of our two operating divisions in December 2005, we reduced our workforce by approximately 40 employees. Following the closure of our BTL operations in the first quarter of 2007, we reduced our headcount by 29 employees in the UK. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 18 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, effective August 13, 2005, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, effective July 1, 2006, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. For some products, substituting particular components containing regulated hazardous substances is more difficult or costly and redesign efforts could result in production delays. Selected electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws and we may have unfulfilled sales orders, which could negatively impact our ability to generate revenue from those products. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the U.S., Japan, and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such countries. We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

We are liable for C-Cube’s pre-merger liabilities, including liabilities resulting from the spin-off of its semiconductor business.

Under the terms of the merger agreement with C-Cube, we are generally liable for C-Cube’s pre-merger liabilities. As of December 31, 2007, approximately $6.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in nine countries. We paid $1.1 million to satisfy a portion of this liability in January 2008, but are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, we are required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $5.6 million pre-merger liability, LSI Logic is obligated to reimburse us.

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

If our tax positions are determined to have been incorrect, or if we are required to release our income tax valuation allowances, our results of operations may be adversely affected.

Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles (including accounting for uncertain tax positions), or interpretations of those changes. Significant judgment is required to make determinations regarding income tax provisions as set forth in Financial Accounting Standards Board Interpretation No. 48., “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes. If any tax positions taken by us are settled unfavorably, this could adversely impact our provision for income taxes or goodwill, which could have a material and adverse impact on our financial condition, results of operations or cash flows.

In addition, our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying combined balance sheets, as well as net operating losses and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any deferred tax assets recorded on the balance sheet and to provide any necessary allowances as required. As such, determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. As of December 31, 2007, we had a $112.3 million valuation allowance recorded as an offset against all of our U.S. net deferred tax assets and certain foreign net deferred tax assets. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. We will continue to monitor available positive and negative evidence in future periods to determine if any or all of the valuation allowance should be released. If we were to release the entire $112.3 million valuation allowance it would result in a credit to the tax expense of $105.6 million, a credit to goodwill of $5.2 million and a credit to additional paid in capital within stockholders’ equity of $1.5 million. In periods following the release of our valuation allowance we expect to experience a substantial increase in our effective tax rate which would adversely affect our results of operations.

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

We are the subject of litigation which, if adversely determined, could harm our business and operating results.

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

In addition, we are involved in other litigation and may be subject to claims arising in the normal course of business. An unfavorable outcome of any of these litigation matters could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome of these litigation matters could have a material adverse effect on our business, operating results, financial position or cash flows.

We have reached a tentative agreement to settle outstanding securities class action claims which is subject to certain contingencies, including final execution of a definitive settlement agreement, funding by our insurers, and court approval.

In 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its officers and directors (some of whom are no longer with Harmonic) were filed in or removed to the U.S. District Court (the “District Court”) for the Northern District of California. The actions subsequently were consolidated.

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19, 2000 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19, 2000 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus and joint proxy in connection with the C-Cube acquisition.

Following a series of procedural actions at the District Court and at the United States Court of Appeals for the Ninth Circuit, a significant number of the claims alleged in the plaintiffs’ amended complaint were dismissed, including all claims against C-Cube and its officers and directors.

However, certain of the plaintiffs’ claims survived dismissal. In January 2007, the District Court set a trial date for August 2008, and also ordered the parties to participate in mediation. A derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors on May 15, 2003. It alleges facts similar to those alleged in the securities class action and names us as a nominal defendant. The action remains pending with no trial date set.

As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, a tentative agreement was reached in March 2008 to resolve the securities class action lawsuit. If finalized, the settlement would release Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. This tentative agreement remains subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, funding by our insurance carriers, and approval by the District Court.

Under the terms of the tentative agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers in addition to having funded most litigation costs to date, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers will apply for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. Harmonic expects to pay its share of the settlement promptly following preliminary approval of the settlement by the District Court. Harmonic expects that preliminary approval will occur during the second or third quarter of 2008.

There can be no assurance that the settlement will be finalized and that a definitive settlement agreement will be executed by the parties, either on the terms set forth above or at all. Further, even if we execute a definitive settlement agreement, we cannot be certain that the District Court will approve the settlement or that all conditions necessary to effectuate the settlement will occur. If a definitive settlement agreement is not executed by the parties and approved by the District Court, or if for any reason the settlement does not become final, Harmonic and its officers and directors will be required to continue to defend themselves in the securities class action litigation, and must be prepared to go to trial in August 2008 under the current schedule. An adverse verdict in the trial could require that we pay substantial damages. Any subsequent attempt to settle the litigation could be on terms less favorable to Harmonic than those set forth in the tentative agreement described above. In addition, as we are continuing to defend the derivative action, we can offer no assurance that we will be able to reach a favorable settlement or judgment in that matter. A subsequent settlement of the securities class action on terms that are different from those outlined above, or an unfavorable outcome of the securities class action or derivative litigation, could have a material adverse effect on our business, operating results, financial position or cash flows.

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

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

Our headquarters and the majority of our operations are located in California, which is prone to earthquakes, and some of the other locations in which we, our customers and suppliers conduct business are prone to natural disasters. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties and suffer significant financial losses. Furthermore, we rely on third-party manufacturers for the production of many of our products, and any disruption in the business or operations of such manufacturers could adversely impact our business. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss which may materially impair their ability to continue their purchase of products from us. A major earthquake or other natural disaster in the markets in which we, our customers or suppliers operate could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

−	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to Harmonic common stock;

−	limiting the liability of, and providing indemnification to, directors and officers;

−	limiting the ability of our stockholders to call and bring business before special meetings;

−	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

−	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

−	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

Our common stock price may be extremely volatile, and the value of your investment may decline.

Our common stock price has been highly volatile.  We expect that this volatility will continue in the future due to factors such as:

−	general market and economic conditions;

−	actual or anticipated variations in operating results;

−	announcements of technological innovations, new products or new services by us or by our competitors or customers;

−	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

−	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

−	announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

−	additions or departures of key personnel; and

−	future equity or debt offerings or our announcements of these offerings.

In addition, in recent years, the stock market in general, and the NASDAQ Stock Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. Investors may be unable to resell their shares of our common stock at or above the purchase price.

Our stock price may decline if additional shares are sold in the market.

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we may be required to issue additional shares upon exercise of previously granted options that are currently outstanding. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our facilities are leased, including our principal operations and corporate headquarters in Sunnyvale, California. We also have a research and development center in New York, several sales offices in the U.S., sales and support centers in the United Kingdom, France, and China, and research and development centers in Israel and Hong Kong. Our leases, which expire at various dates through January 2011, are for approximately 407,000 square feet of space. We believe that these facilities are adequate for our current needs, and that suitable additional space will be available as needed to accommodate the foreseeable expansion of our operations.

In the U.S., of the 350,000 square feet under lease, approximately 178,000 square feet is in excess of our requirements and we no longer occupy, do not intend to occupy, and have subleased, or plan to sublease. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001, 2002, 2006 and 2007. In the fourth quarter of 2005 we subleased a portion of an unoccupied building for the remaining term of the lease which resulted in a $1.1 million reduction to the excess facilities liability. In the third quarter of 2006 we completed the facilities rationalization plan of our Sunnyvale campus which resulted in more efficient use of our leased space and we vacated several buildings and recorded a net charge of $2.1 million for excess facilities. In the third quarter of 2007 we extended a sublease for the remaining term of a lease which resulted in a $1.8 million reduction to the excess facilities liability. In addition, in 2007 we recorded a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building, and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited.

Item 3. Legal Proceedings

SHAREHOLDER LITIGATION

In 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its officers and directors (some of whom are no longer with Harmonic) were filed in or removed to the United States District Court (the “District Court”) for the Northern District of California. The actions subsequently were consolidated.

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19, 2000 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19, 2000 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

Following a series of procedural actions at the District Court and at the United States Court of Appeals for the Ninth Circuit, a significant number of the claims alleged in the plaintiffs’ amended complaint were dismissed, including all claims against C-Cube and its officers and directors. However, certain of the plaintiffs claims survived dismissal. In January 2007, the District Court set a trial date for August 2008, and also ordered the parties to participate in mediation.

A derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors on May 15, 2003. It alleges facts similar to those alleged in the securities class action and names us as a nominal defendant. The action remains pending with no trial date set.

As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, a tentative agreement was reached in March 2008 to resolve the securities class action lawsuit. If finalized, the tentative agreement would release Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. This tentative agreement remains subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, funding by our insurance carriers, and approval by the District Court.

Under the terms of the tentative agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers in addition to having funded most litigation costs to date, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers will apply for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. Harmonic expects to pay its share of the settlement promptly following preliminary approval of the settlement by the District Court. Harmonic expects that preliminary approval will occur during the second or third quarter of 2008.

OTHER LITIGATION

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs have appealed this motion. An unfavorable outcome of any of these litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome of these litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stock Holder Matters, and Issuer Purchases of Equity Securities

(a)	Market information: Harmonic’s common stock is traded on the NASDAQ Global Market under the symbol HLIT, and has been listed on NASDAQ since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Global Market:

	High	Low

2006
First quarter	$6.95	$4.78
Second quarter	6.85	3.79
Third quarter	7.75	3.90
Fourth quarter	8.67	6.92
2007
First quarter	$11.07	$7.04
Second quarter	11.18	7.94
Third quarter	10.86	7.76
Fourth quarter	12.95	9.63

Holders of record: At February 29, 2008 there were 419 stockholders of record of Harmonic’s Common Stock.

Dividends: Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of dividends.

Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K is set forth in the 2008 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Sales of unregistered securities: On July 31, 2007, Harmonic completed the acquisition of Rhozet Corporation pursuant to a merger transaction. In connection with the acquisition, Harmonic paid an aggregate consideration of approximately $15.5 million, which was comprised of (i) approximately $2.5 million in cash and 1,105,656 shares of Harmonic’s common stock in exchange for all the issued and outstanding capital stock of Rhozet, and (ii) approximately $2.8 million of cash which was paid in the first quarter of 2008, as provided in the definitive agreement related to such acquisition, to the holders of options to acquire Rhozet’s common stock that were outstanding immediately prior to the effective time of the merger. In connection with such sale of its common stock, Harmonic relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

(b)	Use of proceeds: Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers: During the three months ended December 31, 2007, Harmonic did not, nor did any of its affiliated entities, repurchase any of Harmonic’s equity securities.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecom Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2002 and ending on December 31, 2007. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecom Index on December 31, 2002, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Harmonic Inc.	100.00	315.22	362.61	210.87	316.09	455.65
NASDAQ Telecom Index	100.00	188.21	199.04	192.18	244.38	253.12
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87

Item 6. Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$311,204	$247,684	$257,378	$248,306	$182,276
Gross profit(1)	134,075	101,446	93,948	104,495	60,603
Income (loss) from operations(1)(2)	19,258	(3,722)	(7,044)	1,436	(30,545)
Net income (loss)(1)	23,421	1,007	(5,731)	1,574	(29,433)
Basic net income (loss) per share	0.29	0.01	(0.08)	0.02	(0.47)
Diluted net income (loss) per share	0.28	0.01	(0.08)	0.02	(0.47)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$269,260	$92,371	$110,828	$100,607	$112,597
Working capital	283,276	97,398	117,353	117,112	95,389
Total assets	475,779	281,962	226,297	242,356	224,726
Long term debt, including current portion	—	460	1,272	2,339	1,656
Stockholders’ equity	334,413	145,134	112,982	110,557	106,161

1.	The 2007 income from operations and net income included a charge of $6.4 million for the expected settlement of the securities class action lawsuit, a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited. This was partially offset by a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration. The acquisition of Rhozet in July 2007 resulted in a charge of $0.7 million related to the write-off of acquired in-process technology.

The 2006 gross profit, loss from operations and net income included a charge of $3.0 million for restructuring charges associated with a management reduction and a campus consolidation. An impairment expense of $1.0 million was recorded in 2006 due to the writedown of the remaining balance of the BTL intangibles.

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

2.	Income (loss) from operations for 2007, 2006, 2005, 2004 and 2003 included amortization and impairment expenses of intangible assets of $5.3 million, $2.2 million, $2.6 million, $13.9 million and $13.9 million, respectively. In 2006 an impairment charge of $1.0 million was recorded to write-off the remaining balance of the intangibles from the BTL acquisition.

3.	On January 1, 2006, we adopted FAS 123(R), “Share-Based Payment,” which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan based upon the grant-date fair value of those awards.

4.	On January 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). The effect of adopting this pronouncement was an increase in the Company’s accumulated deficit of $2.1 million for interest and penalties related to unrecognized tax benefits that existed at January 1, 2007.

5.	On December 8, 2006, we acquired Entone Technologies, Inc. for a purchase price of $48.9 million. Entone markets a software solution which facilitates the provisioning of personalized video services, including video-on-demand, network personal video recording, time-shifted television and targeted advertisement insertion. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

6.	On July 31, 2007, we acquired Rhozet Corporation for a purchase price of $16.2 million. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for internet, mobile and broadcast solutions. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We design, manufacture and sell versatile and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, network personal video recording and time-shifted TV. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, or telcos, broadcasters and Internet companies that offer video services to their customers.

Harmonic’s net sales increased 26% in 2007 from 2006, and decreased 4% in 2006 from 2005. The increase in sales in 2007 compared to 2006 was primarily due to stronger demand from our domestic and international satellite operators and our domestic cable operators, and sales of our recently introduced products. The decrease in sales in 2006 compared to 2005 was primarily due to lower FTTP product sales and sales of third party products in 2006. We believe that the improvement in the industry capital spending environment has been, in part, a result of the intense competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and in part the result of the entry of telephone companies into the business of delivering video services to their subscribers. We also believe that the improvement has been due to more favorable conditions in industry capital markets and the completion or resolution of certain major business combinations, financial restructurings and regulatory issues.

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. Sales to Comcast accounted for 12% and 18% of net sales in 2006 and 2005, respectively.

Sales to customers outside of the U.S. in 2007, 2006, and 2005 represented 44%, 49%, and 40% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7%, 11% and 7% of net sales in 2007, 2006 and 2005, respectively. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.

In 2007, net sales increased by 26% compared to 2006, primarily due to stronger demand from domestic and international satellite operators and from domestic cable operators, and sales of our recently introduced products. The improved gross margin percentage was primarily due to higher gross margins from new products and an increase in the proportion of net sales from software, which has higher margins that our hardware products. In addition, in 2007 we continued to reduce our sales of FTTP products which have significantly lower gross margins than our other products. Our operating results for 2007 also included a charge of $6.4 million for the expected settlement of the securities class action lawsuit and a net credit of $0.3 million consisting of a $1.8 million credit from a revised estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration which was partially offset by a charge of $0.4 million from a change in estimated sublease income for a Sunnyvale building and a charge of $0.5 million from the closure of the manufacturing and research and development activities of BTL.

In 2006, net sales decreased by 4% compared to 2005 which was primarily due to lower FTTP sales and sales of third party products. Harmonic reported net income of $1.0 million in 2006 which was primarily the result of higher gross margins. The improved gross margin percentage was primarily due to higher gross margins from new products and an increase in the proportion of net sales from software and services. In addition, we reduced our sales of FTTP and third party products which have significantly lower gross margins than our other products. Cost of sales and operating expenses include an expense for stock-based compensation of $5.7 million related to the adoption of SFAS 123(R).

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

Our quarterly and annual results may fluctuate significantly due to delays in project completion, revenue recognition policies and the timing of the receipt of orders. Harmonic often recognizes a significant portion, or the majority, of its revenues in the last month of the quarter. Harmonic establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of large customers, the timing of such orders, delays in project completion and revenue recognition policies can also cause significant fluctuations in our operating results. Harmonic’s expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall.

In the fourth quarter of 2005, due to an organizational restructuring that combined our product development, marketing and manufacturing operations into a single segment, Harmonic reduced its workforce by approximately 40 employees and recorded severance charges of approximately $1.1 million. The acquisition of Entone in the fourth quarter of 2006 increased our headcount by 43 employees, primarily in research and development. The acquisition of Rhozet in July 2007 increased our headcount by 18 employees, primarily in research and development.

In May 2006, our Board of Directors appointed Patrick J. Harshman as President and Chief Executive Officer, replacing Anthony Ley, who retired after 18 years. Mr. Ley carries on as chairman of our Board of Directors and has a consulting agreement with Harmonic through June 2008. Following Dr. Harshman’s appointment, we announced a reorganization of our senior management, resulting in a charge of approximately $1 million in severance costs in the second quarter of 2006.

In 2001 and 2002 excess facilities charges totaling $52.6 million were recorded due to Harmonic’s reduced headcount, difficult business conditions and a weak local commercial real estate market. The excess facilities charges were for facilities that we no longer occupied, that we did not intend to occupy and that we planned to sublease. In 2003, the excess facilities liability was reduced by $3.3 million due to a revision in the assumptions as to the unoccupied portion of a building.

In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. Although we entered into new subleases for approximately 60,000 square feet of space in 2004, approximately 30,000 square feet of space in 2005 and approximately 65,000 square feet of space in 2006, in the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.

In the third quarter of 2006, we completed our facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006.

In the third quarter of 2007, we recorded a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a Sunnyvale building to the lease expiration. In addition, in 2007 we recorded a restructuring change of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building, and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited.

On December 8, 2006, Harmonic completed its acquisition of Entone Technologies, Inc. pursuant to the terms of the Agreement and Plan of Merger, or Entone Agreement dated August 21, 2006, for a total purchase consideration of $48.9 million. The purchase consideration consisted of a payment of $26.2 million, the issuance of 3,579,715 shares of Harmonic common stock with a value of $20.1 million, issuance of 175,342 options to purchase Harmonic common stock with a value of $0.2 million and acquisition related costs of $2.5 million. Under the terms of the Entone Agreement, Entone spun off its consumer premises equipment, or CPE, business into a separate private company prior to the closing of the merger. As part of the terms of the Entone Agreement, Harmonic purchased a convertible note with a face amount of $2.5 million in the new spun off private company in July 2007.

On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, pursuant to the terms of the Agreement and Plan of Merger, or Rhozet Agreement, dated July 25, 2007. Under the Rhozet Agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, 1,105,656 shares of Harmonic’s common stock in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash which was paid in the first quarter of 2008, as provided in the Rhozet Agreement, to the holders of outstanding options to acquire Rhozet common stock. In addition, in connection with the acquisition, Harmonic incurred approximately $0.7 million in transaction costs. Pursuant to the Rhozet Agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, are being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders pursuant to the terms of the Rhozet Agreement.

In the fourth quarter of 2007, we sold and issued 12,500,000 shares of common stock in a public offering at a price of $12.00 per share. our net proceeds from the offering were approximately $141.8 million, which was net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.7 million. The net proceeds from the offering are expected to be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses. The offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-123823) filed with the SEC on April 4, 2005, and declared effective by the SEC on April 22, 2005 and the related prospectus supplement filed with the SEC on October 31, 2007.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 1 of Notes to Consolidated Financial Statements for details of Harmonic’s accounting policies. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements are set forth below:

−	Revenue recognition;

−	Allowances for doubtful accounts, returns and discounts;

−	Valuation of inventories;

−	Impairment of goodwill or long-lived assets;

−	Restructuring costs and accruals for excess facilities;

−	Assessment of the probability of the outcome of current litigation;

−	Accounting for income taxes; and

−	Stock-Based Compensation.

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

We evaluate our products to assess whether software is more-than-incidental to a product. When we conclude that software is more-than-incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements are recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Significant judgment may be required in determining whether a product is a software or hardware product.

Revenue from hardware product sales is recognized in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). Subject to other revenue recognition provisions, revenue on product sales is recognized when risk of loss and title has transferred, which is generally upon shipment or delivery, based on the terms of the arrangement. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Distributors and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We have had extensive experience monitoring product returns from our distributors and accordingly, we have concluded that the amount of future returns and allowances can be reasonably estimated in accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists”, and SAB 104. With respect to these sales, we evaluate the terms of sale and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred.

When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on the guidance in Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the undelivered elements qualify as separate units of accounting based on the criteria in EITF 00-21, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in EITF 00-21 to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. We establish fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, where applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence, or VSOE, of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue until all elements have been delivered. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

We also enter into solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products. These arrangements typically include the configuration of system interfaces between Harmonic product and customer/third party equipment, and optimization of the overall solution to operate with the unique features of the customer’s design and to meet customer-specific performance requirements. Revenue on these arrangements is generally recognized using the percentage of completion method in accordance with SOP 81-1, “Accounting for Performance of Construction/Production Contracts.” We measure performance under the percentage of completion method using the efforts-expended method based on labor hours expended in proportion to total estimated hours, based on current estimates of labor hours to complete the project. Management believes that for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Deferred revenue includes billings in excess of revenue recognized, net of deferred costs of sales. Our application of percentage-of-completion accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position or cash flows could be adversely affected. At December 31, 2007, our allowances for doubtful accounts, returns and discounts totaled $8.2 million.

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

Impairment of Goodwill or Long-lived Assets

We perform an evaluation of the carrying value of goodwill on an annual basis and of intangibles and other long-lived assets whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. Changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings. Our review of intangibles in 2006 determined that the remaining balance of $1.0 million of the intangibles acquired as a result of the BTL acquisition in February 2005 had been impaired based on the discontinuance of the decoder product line obtained in the acquisition. At December 31, 2007, our carrying values for goodwill and intangible assets totaled $45.8 million and $17.8 million, respectively.

Restructuring Costs and Accruals for Excess Facilities

To determine our excess facility accruals we estimate expected sublease rental income on each excess facility. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability which could materially impact our operating results, financial position or cash flows. At December 31, 2007, our accrual for excess facilities totaled $16.0 million.

Assessment of the Probability of the Outcome of Current Litigation

Harmonic records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on a tentative agreement to resolve its outstanding securities class action lawsuit, Harmonic believes that a probable and estimable liability has been incurred, and, accordingly, has recorded a provision of $6.4 million in its statement of operations for the year ended December 31, 2007. In other pending litigation, Harmonic believes that it either has meritorious defenses with respect to those actions and claims or is unable to predict the impact of an adverse action and, accordingly, no loss contingencies have been accrued. There can be no assurance, however, that we will prevail. An unfavorable outcome of these legal proceedings or failure to settle the securities litigation on the terms proposed could have a material adverse effect on our business, financial position, operating results or cash flows.

Accounting for Income Taxes

In preparation of our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposures and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Based on our judgment that the likelihood that our deferred tax assets in the United States and certain foreign jurisdictions will be recovered from future taxable income is not more likely than not, we have maintained a full valuation allowance at December 31, 2007 in such jurisdictions.

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying combined balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. As of December 31, 2007, we had an approximate $112.3 million valuation allowance recorded as an offset against certain of our net deferred tax assets. In accordance with SFAS 109, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. The Company will continue to monitor available positive and negative evidence in future periods to determine if any or all of the remaining valuation allowance should be released. If we were to release the entire $112.3 million valuation allowance it would result in a credit to tax expense of $105.6 million, a credit to goodwill of $5.2 million and a credit to additional paid in capital within stockholders’ equity of $1.5 million. In periods following the release of our valuation allowance our expectation is that the Company will experience a substantial increase in our effective tax rate.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We adopted the provisions of FIN 48 as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves and penalties as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of SAB 107, issued by the Securities and Exchange Commission, in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $6.2 million and $5.7 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the year ended December 31, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.

As stock-based compensation expense recognized in our results for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based payment Awards,” (“FSP 123(R)-3”). We elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2007, 2006, and 2005 as a percentage of net sales, are as follows:

	Fiscal Year Ended December 31,
	2007	2006	2005

Net sales	100%	100%	100%
Cost of sales	57	59	64

Gross profit	43	41	36
Operating expenses:
Research and development	14	16	15
Selling, general and administrative	23	26	24
Write-off of acquired in-process technology	—	—	—
Amortization of intangibles	—	—	—

Total operating expenses	37	42	39

Income (loss) from operations	6	(1)	(3)
Interest and other income, net	2	2	1

Income (loss) before income taxes	8	1	(2)
Provision for income taxes	1	—	—

Net income (loss)	7%	1%	(2)%

Net Sales

Net Sales — Consolidated

Harmonic’s consolidated net sales as compared with the prior year, for each of the three years ended December 31, 2007, 2006 and 2005, are presented in the table below. Also presented is the related dollar and percentage change in consolidated net sales as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)
Product Sales Data:
Video Processing	$134,744	$96,855	$125,416
Edge and Access	125,270	109,529	96,645
Software, Support and Other	51,190	41,300	35,317

Net sales	$311,204	$247,684	$257,378

Video Processing increase (decrease)	$37,889	$(28,561)
Edge and Access increase	15,741	12,884
Software, Support and Other increase	9,890	5,983

Total increase (decrease)	$63,520	$(9,694)

Video Processing percent change	39.1%	(22.8)%
Edge and Access percent change	14.4%	13.3%
Software, Support and Other percent change	23.9%	16.9%
Total percent change	25.6%	(3.8)%

Net sales increased in 2007 compared to 2006 principally due to stronger demand from domestic and international satellite operators and domestic cable operators, and sales of our recently introduced products. In the video processing product line, the sales increase in 2007 compared to the same period in the prior year was primarily due to higher spending across all types of customers except telco. The increase in the edge and access product lines was principally attributable to an increase of approximately $27.4 million in sales of VOD and video transmission products for deployments for domestic and international cable operators, offset by a decrease of $11.6 million in sales of lower margin FTTP products. Software and other revenue increased in 2007 compared to 2006 primarily due to sales of recently introduced software products, including products acquired from the acquisitions of Entone and Rhozet. Service and support revenue, consisting of maintenance agreements, system integration and customer repairs, increased in 2007 compared to 2006 principally due to an increased customer base.

Net sales decreased in 2006 compared to 2005 principally due to the decrease in the sale of FTTP products and third party products to our end customers, delays in the completion of certain projects for international telco customers and decreased spending by domestic cable customers for major digital headend projects. In the video processing product line, sales of encoder and stream processing products decreased by approximately $12.1 million in 2006 compared to 2005 due to lower spending for major digital headend projects by domestic cable companies. In addition, sales of third party products to end customers decreased by approximately $15.7 million in 2006 compared to 2005. The decrease in our net sales in 2006 from 2005 were partially offset by increases in sales from our edge and access products line. Sales of VOD products increased as telcos and cable operators continued to introduce and expand video and other services, primarily in the U.S. and European markets. These increases were partially offset by a decrease in FTTP sales to a major domestic telco customer.

Net Sales — Geographic

Harmonic’s domestic and international net sales as compared with the prior year, for each of the three years ended December 31, 2007, 2006 and 2005, are presented in the table below. Also presented is the related dollar and percentage change in domestic and international net sales as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)
Geographic Sales Data:
U.S.	$175,257	$126,420	$153,264
International	135,947	121,264	104,114

Net sales	$311,204	$247,684	$257,378

U.S. increase (decrease)	$48,837	$(26,844)
International increase	14,683	17,150

Total increase (decrease)	$63,520	$(9,694)

U.S. percent change	38.6%	(17.5)%
International percent change	12.1%	16.5%
Total percent change	25.6%	(3.8)%

Net sales in the U.S. increased in 2007 compared to 2006 primarily due to stronger demand from our domestic satellite and cable operators, partially offset by lower sales of FTTP products to a domestic telco customer. International sales in 2007 increased compared to the corresponding periods in 2006 primarily due to stronger demand from satellite and cable customers for network expansion, primarily in South America, Asia and Europe, partially offset by lower sales in Canada. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.

Net sales in the U.S. decreased significantly in 2006 compared to 2005 primarily due to lower sales of third party products, lower spending for major digital headend projects by domestic cable companies and lower FTTP sales to a major domestic telco customer. International sales in the 2006 increased significantly compared to 2005 primarily due to sales to telcos in the European market. The increased international sales in 2006 as compared to 2005, was also due to increased international capital spending by customers, primarily in Europe, Canada and Asia.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales, for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in gross profit as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)
Gross profit	$134,075	$101,446	$93,948
As a % of net sales	43.1%	41.0%	36.5%

Increase	$32,629	$7,498
Percent change	32.2%	8.0%

The increase in gross profit in 2007 compared to 2006 was primarily due to increased sales, partially offset by an increased expense from the net writedown of excess and obsolete inventory of $6.4 million and an increase in expense of $3.0 million from amortization of intangibles. The gross margin percentage of 43.1% in 2007 compared to 41.0% in 2006 was higher primarily due to higher gross margins on recently introduced products and higher margin software sales, partially offset by increased expense from the writedown of excess and obsolete inventory and amortization of intangibles. In 2007, $4.7 million of expense related to intangibles was included in cost of sales compared to $1.7 million in 2006. We expect to record a total of approximately $5.4 million in amortization of intangibles in cost of sales in 2008 related to acquisitions of Entone and Rhozet.

The increase in gross profit in 2006 compared to 2005 was primarily due to an increase in gross margin, which was partially offset by higher amortization and impairment of intangibles and stock-based compensation expense. The gross margin percentage in 2006 compared to 2005 was higher primarily due to increased gross margins on video processing products from the introduction of new products and a higher proportion of software and service revenue, which carry higher gross margins than the average gross margins for our products, and lower sales of third party products to our end customers in 2006 compared to 2005, sales of which products have significantly lower gross margins than the average gross margin on sales of our products. In 2006, $1.7 million of expense related to intangibles was included in cost of sales compared to $1.3 million in 2005. As a result of the impairment of the intangibles associated with the BTL acquisition in 2005, an expense of $0.8 million was recorded in 2006. Stock-based compensation expense recorded to cost of sales was approximately $1.0 million in 2006 with no expense in 2005 due to the adoption of SFAS No. 123(R).

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in research and development expense as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)
Research and development	$42,902	$39,455	$38,168
As a % of net sales	13.8%	15.9%	14.8%

Increase	$3,447	$1,287
Percent change	8.7%	3.4%

The increase in research and development expense in 2007 compared to 2006 was primarily the result of increased compensation expense of $4.3 million, depreciation expense of $0.5 million and stock-based compensation expense of $0.4 million, which was partially offset by lower facility and overhead expenses of $0.9 million, lower consulting expenses of $0.6 million and lower prototype materials expenses of $0.5 million associated with the development of new products. The increased compensation costs in 2007 were primarily related to the increased headcount associated with the acquisitions of Entone and Rhozet in December 2006 and July 2007, respectively, and higher incentive compensation expenses.

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

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)
Selling, general and administrative	$70,690	$65,243	$61,475
As a % of net sales	22.7%	26.3%	23.9%

Increase	$5,447	$3,768
Percent change	8.3%	6.1%

The increase in selling, general and administrative expenses in 2007 compared to 2006 was primarily due to a tentative litigation settlement and related expenses of $6.4 million, higher compensation expenses of $1.6 million and higher legal, accounting and tax expenses of $1.0 million, partially offset by a decrease in excess facilities expenses of $2.5 million, lower facility and overhead expenses of $0.4 million, lower depreciation expenses of $0.3 million and lower evaluation material expenses of $0.3 million. The higher compensation expense was primarily related to increased incentive compensation, and the higher legal, accounting and tax expenses were primarily due to personnel and acquisition related activities. The decrease in the excess facilities expenses was primarily due to a net credit of $1.4 million from a revised estimate of sublease income due to the extension of a sublease of a building, which was partially offset by a charge of $0.5 million from the closure of the BTL facility.

The increase in selling, general and administrative expenses in 2006 compared to 2005 was primarily due to stock-based compensation expense of $3.1 million due to the adoption of SFAS 123(R) in 2006, the net excess facilities charge of $2.1 million related to the campus consolidation and higher compensation expenses of $0.3 million, which were partially offset by lower facilities overhead expenses of $1.7 million, lower outside services expenses of $0.8 million and lower corporate governance costs of $0.5 million. The net excess facilities expense of $2.1 million in 2006 was the result of the campus consolidation, compared to the benefit of $1.1 million in 2005 from the subleasing of an existing excess facility.

Amortization and Write-off of Intangibles

Harmonic’s amortization of intangibles expense charged to operating expenses, and the amortization of intangibles expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)

Amortization of intangibles	$525	$470	$1,349
As a % of net sales	0.2%	0.2%	0.5%

Increase (decrease)	$55	$(879)
Percent change	11.7%	(65.2)%

The increase in amortization of intangibles expense in 2007 compared to 2006 was due to the amortization of intangibles related to the acquisitions of Entone and Rhozet during the fourth quarter of 2006 and July 2007, respectively. Harmonic expects to record a total of approximately $0.8 million in amortization of intangibles in operating expenses in 2008 related to the intangible assets resulting from the acquisitions of Entone and Rhozet.

The decrease in amortization of intangibles expense in 2006 compared to 2005 was due to the completion of amortization of certain items acquired in connection with the BTL transaction during 2006, and the completion of amortization of the DiviCom intangible assets during the first quarter of 2005, which was partially offset by the expense of approximately $0.2 million for the impairment of the remaining BTL intangibles.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net as a percentage of consolidated net sales, for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in interest income, net as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)

Interest income, net	$6,117	$4,616	$2,665
As a % of net sales	2.0%	1.9%	1.0%

Increase	$1,501	$1,951
Percent change	32.5%	73.2%

The increase in interest income, net in 2007 compared to 2006 was primarily due to a higher investment portfolio balance during the year and higher interest rates on the cash and short-term investments portfolio. We completed an offering of our common stock in November 2007, which resulted in net proceeds of approximately $141.8 million.

The increase in interest income, net in 2006 compared to 2005 was primarily due to higher interest rates on the cash and short-term investments portfolio and lower interest expense due to a lower debt balance in 2006 as compared to 2005.

Other Income (Expense), Net

Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales, for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in other income (expense), net, as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)

Other income (expense), net	$146	$722	$(915)
As a % of net sales	—%	0.3%	(0.4)%

Increase (Decrease)	$(576)	$1,637
Percent change	(79.8)%	178.9%

The decrease in other income, net in 2007 compared to 2006 was primarily due to lower gains on foreign exchange, resulting from a continuing decrease in the value of the U.S. dollar compared to the Euro and Pound Sterling in 2007.

The increase in other income, net in 2006 compared to other expense, net in 2005 was primarily due to the increase in gains on foreign exchange, resulting from a decrease in the value of the U.S. dollar compared to the Euro and Pound Sterling in 2006.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales, for each of the three years ended December 31, 2007, 2006, and 2005 are presented in the table below. Also presented is the related dollar and percentage change in provision for income taxes as compared with the prior year, for each of the two years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)

Provision for income taxes	$2,100	$609	$437
As a % of net sales	0.7%	0.2%	0.2%

Increase	$1,491	$172
Percent change	244.8%	39.4%

The provisions for income taxes in 2007 and 2006 are principally due to federal alternative minimum tax and foreign income taxes. The provision for income taxes in 2005 was principally due to foreign income taxes. The valuation allowance was $130.7 million in 2005, decreased to $120.0 million in 2006 and decreased to $112.3 million in 2007. The valuation allowance is for the full amount of our net deferred tax assets in the United States and certain foreign jurisdictions that we have accumulated because of our historical operating losses, because realization of any future benefit from deductible temporary differences, net operating losses and tax credit carry forwards was not more likely than not at December 31, 2007 and December 31, 2006. The federal and state net operating loss carryforwards may be subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code Section 382. Our deferred tax liabilities related to purchase accounting for the Entone acquisition.

Segments

Through December 31, 2005, Harmonic’s management used income from segment operations as its measure of segment profitability. Income from segment operations excludes intangible amortization expense, corporate expenses, including excess facilities charges, and interest and other income, net. Effective January 1, 2006, Harmonic implemented a new organizational structure, and we have operated as a single operating segment and reported our financial results as a single segment since that time. See Note 14 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	Fiscal Year Ended December 31,
	2007	2006	2005
	(In thousands, except percentages)

Cash, cash equivalents and short-term investments	$269,260	$92,371	$110,828

Net cash provided by operating activities	$35,360	$8,634	$16,054
Net cash used in investing activities	$(92,606)	$(16,953)	$(10,321)
Net cash provided by financing activities	$152,875	$3,884	$5,319

As of December 31, 2007, cash, cash equivalents and short-term investments totaled $269.3 million, compared to $92.4 million as of December 31, 2006. Cash provided by operations was $35.4 million in 2007, resulting from net income of $23.4 million, adjusted for $19.0 million in non-cash charges and a $7.0 million net change in assets and liabilities. The non-cash charges included depreciation, amortization, write-off of acquired in-process technology and stock-based compensation expense. The net change in assets and liabilities included a decrease in accounts payable primarily from the payment for inventory purchases, a decrease in accrued excess facilities costs, an increase in prepaid expenses primarily from the increase in deferred cost for projects, which was partially offset by a decrease in inventories and an increase in deferred revenue and an increase in accrued liabilities primarily from the provision for the tentative litigation settlement.

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

Net cash used in investing activities was $92.6 million in 2007, resulting primarily from the net purchase of investments of $79.8 million, the payment of $5.9 million of capital expenditure primarily for test equipment, payment of $2.5 million in merger costs related to the Entone Technologies, Inc. acquisition in December 2006, the purchase of a convertible note from Entone, Inc. for $2.5 million, and a payment of $2.0 million to Rhozet shareholders. In accordance with the terms of the Rhozet acquisition, Harmonic paid $2.8 million to the Rhozet option holders in the first quarter of 2008. Harmonic currently expects capital expenditures to be in the range of $6 million to $8 million during 2008.

Net cash provided by financing activities was $152.9 million in 2007, resulting primarily from the net proceeds of $141.8 million received from the issuance of 12.5 million shares of common stock, proceeds of $8.3 million from the exercise of stock options and the sale of our common stock under our ESPP, less the repayment of $0.5 million of the remaining outstanding balance under our term loan facility.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Approximately $6.7 million of pre-merger liabilities remained outstanding at December 31, 2007 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger obligations to various tax authorities in eight countries. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business from us in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. We paid $1.1 million to satisfy a portion of this liability in January 2008, but are unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $5.6 million pre-merger liability balance after the January 2008 payments, LSI is obligated to reimburse Harmonic.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 5, 2009. In March 2007, Harmonic paid in full the outstanding balance of its secured term loan for equipment and canceled its term loan facility as part of the renewal process for the bank line of credit. As of December 31, 2007, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At December 31, 2007, Harmonic was in compliance with the covenants under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.25% at December 31, 2007) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are not collateralized.

Harmonic’s cash and investment balances at December 31, 2007 were $269.3 million. As of December 31, 2007, Harmonic held approximately $34.2 million of auction rate securities, or ARSs. As of February 29, 2008, we have $31.2 million invested in ARSs which are invested in municipal government obligations and preferred securities in closed-end mutual funds, and all have a credit rating of AA+ or better. Through February 29, 2008, auctions for approximately $31.2 million of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at a maximum contractual rate. Based on current market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, we may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss. Excluding ARSs, at February 29, 2008, we had approximately $236 million in cash, cash equivalents and short-term investments. We currently believe that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger liabilities and our expectation that we will pay $6.4 million to settle the outstanding securities litigation. However, we may need to raise additional funds if our expectations or estimates change or prove inaccurate, or to take advantage of unanticipated opportunities or to strengthen our financial position.

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

Off-Balance Sheet Arrangements

None as of December 31, 2007.

Contractual Obligations and Commitments

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2007, were as follows:

	Payments Due by Period
	Total
	Amounts	1 year or	2 – 3	4 – 5	Over 5
	Committed	less	years	years	years
			(In thousands)
Contractual Obligations:
Operating Leases(1)	$38,357	$13,844	$24,471	$42	$—
Inventory Purchase Commitment	24,857	24,857	—	—	—
C-Cube Pre-Merger Tax Liabilities	6,657	6,657	—	—	—
Rhozet outstanding purchase consideration	5,092	2,769	2,323	—	—
Class action lawsuit settlement	6,400	6,400	—	—	—
Foreign currency forward exchange contracts	8,476	8,476	—	—	—

Total Contractual Obligations	$89,839	$63,003	$26,794	$42	$—

	Amount of Commitment Expiration Per Period
	Total
	Amounts	1 year or	2 – 3	4 – 5	Over 5
	Committed	less	years	years	years
			(In thousands)
Other Commercial Commitments:
Standby Letters of Credit	$278	$278	$—	$—	$—
Indemnifications(2)	—	—	—	—	—
Guarantees	—	—	—	—	—

Total Commercial Commitments	$278	$278	$—	$—	$—

1.  Operating lease commitments include $19.7 million of accrued excess facilities costs.

2.	Harmonic indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at December 31, 2007.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $8.9 million of unrecognized tax benefits classified as “Income tax payable long-term” in the accompanying consolidated balance sheet as of December 31, 2007, have been excluded from the contractual obligations table above. See Note 13 “Income Taxes” to our consolidated financial statements for a discussion on income taxes.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement in the first quarter of 2008 will have on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Harmonic in the first quarter of fiscal 2008. Harmonic currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations or financial condition.

In June 2007, the FASB also ratified Emerging Issues Task Force (“EITF”) Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 07-3 will have on our consolidated results of operations and financial condition.

Harmonic adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 13 “Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

In June 2007, the FASB also ratified EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 07-3 in the first quarter of fiscal 2008 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

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

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 7% of net sales in 2007 and 11% of net sales in 2006. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2007, we had a forward exchange contract to sell Euros totaling $8.5 million that matures within the first quarter of 2008. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

INTEREST RATE RISK

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of December 31, 2007, our cash, cash equivalents and investments balance was $269.3 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.7 million.

AUCTION RATE SECURITIES

Harmonic’s cash and investment balances at December 31, 2007 were $269.3 million. As of December 31, 2007, Harmonic held approximately $34.2 million of auction rate securities, or ARSs. As of February 29, 2008, we have $31.2 million invested in ARSs which are invested in municipal government obligations and preferred securities in closed-end mutual funds, and all have a credit rating of AA+ or better. Through February 29, 2008, auctions for approximately $31.2 million of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at a maximum contractual rate. Based on current market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, we may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f)of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment using those criteria, we concluded that as of December 31, 2007, Harmonic’s internal control over financial reporting was effective.

(a) Index to Consolidated Financial Statements

(b) Financial Statement Schedules:

1.	Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

2.	Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

		2007				2006
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
			(In thousands, except per share data)
Quarterly Data:
Net sales	$87,390	$82,295	$71,282	$70,236	$75,338	$62,856	$53,270	$56,221
Gross profit	40,715	35,643	30,565	27,152	30,164	29,797	21,606	19,880
Income (loss) from operations	4,936	8,871	5,078	374	3,351	2,800	(4,001)	(5,872)
Net income (loss)	6,639	9,417	6,249	1,116	5,041	4,016	(2,903)	(5,147)
Basic net income (loss) per share	0.08	0.12	0.08	0.01	0.07	0.05	(0.04)	(0.07)
Diluted net income (loss) per share	0.07	0.12	0.08	0.01	0.07	0.05	(0.04)	(0.07)

1.	The selling, general and administrative expenses in the fourth quarter of fiscal year 2007 included a provision of approximately $6.4 million for an estimated litigation settlement expense.

2.	The Company recorded a charge of $2.1 million in the third quarter of 2006 due to the completion of our Sunnyvale facilities rationalization plan and recorded a credit of $1.8 million in the third quarter of 2007 as a result of a revised estimate of expected sublease income.

3.	The Company recorded a charge of approximately $1 million in the second quarter of 2006 from the reorganization of our senior management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows listed in the index appearing under Item 8 (a) present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 12 to the Consolidated Financial Statements, effective January 1, 2006, the Company changed the manner in which it accounts for stock-based compensation.

As discussed in Note 13 to the Consolidated Financial Statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

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

/s/PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 17, 2008

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$129,005	$33,454
Short-term investments	140,255	58,917
Accounts receivable, net	69,302	64,674
Inventories	34,251	42,116
Deferred income taxes	3,506	—
Prepaid expenses and other current assets	17,489	12,807

Total current assets	393,808	211,968
Property and equipment, net	14,082	14,816
Goodwill	45,793	37,141
Intangibles, net	17,844	16,634
Other assets	4,252	1,403

Total assets	$475,779	$281,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$460
Accounts payable	20,500	33,863
Income taxes payable	481	7,098
Deferred revenue	37,865	29,052
Accrued liabilities	51,686	44,097

Total current liabilities	110,532	114,570
Accrued excess facilities costs, long-term	9,907	16,434
Income taxes payable, long-term	8,908	—
Deferred income taxes, long-term	3,454	—
Other non-current liabilities	8,565	5,824

Total liabilities	141,366	136,828

Commitments and contingencies (Notes 17, 18 and 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 93,772 and 78,386 shares issued and outstanding	94	78
Capital in excess of par value	2,246,875	2,078,863
Accumulated deficit	(1,912,386)	(1,933,708)
Accumulated other comprehensive loss	(170)	(99)

Total stockholders’ equity	334,413	145,134

Total liabilities and stockholders’ equity	$475,779	$281,962

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$311,204	$247,684	$257,378
Cost of sales	177,129	146,238	163,430

Gross profit	134,075	101,446	93,948

Operating expenses:
Research and development	42,902	39,455	38,168
Selling, general and administrative	70,690	65,243	61,475
Write-off of acquired in-process technology	700	—	—
Amortization of intangibles	525	470	1,349

Total operating expenses	114,817	105,168	100,992

Income (loss) from operations	19,258	(3,722)	(7,044)
Interest income, net	6,117	4,616	2,665
Other income (expense), net	146	722	(915)

Income (loss) before income taxes	25,521	1,616	(5,294)
Provision for income taxes	2,100	609	437

Net income (loss)	$23,421	$1,007	$(5,731)

Net income (loss) per share:
Basic	$0.29	$0.01	$(0.08)

Diluted	$0.28	$0.01	$(0.08)

Weighted average shares:
Basic	81,882	74,639	73,279

Diluted	83,249	75,183	73,279

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in		Other
			Excess of Par	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2004	72,286	$72	$2,039,738	$(1,928,984)	$(269)	$110,557
Net loss		—	—	(5,731)	—	(5,731)	$(5,731)
Unrealized gain on investments, net of tax		—	—	—	7	7	7
Currency translation		—	—	—	(205)	(205)	(205)

Comprehensive loss							$(5,929)

Stock-based compensation		—	35	—	—	35
Issuance of Common Stock under option and purchase plans	1,181	2	6,486	—	—	6,488
Issuance of Common Stock for acquisition of BTL	169	—	1,831	—	—	1,831

Balance at December 31, 2005	73,636	74	2,048,090	(1,934,715)	(467)	112,982
Net income		—	—	1,007	—	1,007	$1,007
Unrealized gain on investments, net of tax		—	—	—	205	205	205
Currency translation		—	—	—	163	163	163

Comprehensive income		—	—	—	—	—	$1,375

Stock-based compensation		—	5,753	—	—	5,753
Issuance of Common Stock under option and purchase plans	1,170	1	4,777	—	—	4,778
Issuance of Common Stock for acquisition of Entone	3,580	3	20,243	—	—	20,246

Balance at December 31, 2006	78,386	78	2,078,863	(1,933,708)	(99)	145,134
Adjustment due to adoption of FIN 48		—	—	(2,099)	—	(2,099)
Net income		—	—	23,421	—	23,421	$23,421
Unrealized loss on investments, net of tax		—	—	—	(27)	(27)	(27)
Currency translation		—	—	—	(44)	(44)	(44)

Comprehensive income		—	—	—	—	—	$23,350

Stock-based compensation		—	6,196	—	—	6,196
Issuance of Common Stock under option and purchase plans	1,981	2	11,492	—	—	11,494
Tax benefits from employee stock option plans		—	70	—	—	70
Issuance of Common Stock for acquisition of Rhozet	905	1	8,423	—	—	8,424
Issuance of Common Stock in public offering, net	12,500	13	141,831	—	—	141,844

Balance at December 31, 2007	93,772	$94	$2,246,875	$(1,912,386)	$(170)	$334,413

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$23,421	$1,007	$(5,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of intangibles	5,338	2,200	2,603
Write-off of acquired in-process technology	700	—	—
Depreciation and amortization	6,661	7,383	8,676
Stock-based compensation	6,196	5,722	35
Impairment and loss on disposal of fixed assets	74	297	114
Deferred income taxes	—	—	(366)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,191)	(20,550)	21,804
Inventories	7,865	(3,224)	4,581
Prepaid expenses and other assets	(6,354)	(4,316)	1,182
Accounts payable	(13,129)	13,396	(3,347)
Deferred revenue	10,205	7,774	5,234
Income taxes payable	208	493	(624)
Accrued excess facilities costs	(6,684)	(877)	(5,846)
Accrued and other liabilities	5,050	(671)	(12,261)

Net cash provided by operating activities	35,360	8,634	16,054

Cash flows used in investing activities:
Purchases of investments	(178,123)	(70,398)	(63,328)
Proceeds from sales of investments	98,300	84,820	64,334
Acquisition of property and equipment	(5,868)	(5,143)	(5,666)
Acquisition of Rhozet, net of cash received	(1,950)	—	—
Purchase of Entone, Inc. convertible note	(2,500)	—	—
Acquisition of Entone Technologies, Inc., net of cash received	(2,465)	(26,232)	—
Acquisition of BTL, net of cash received	—	—	(5,661)

Net cash used in investing activities	(92,606)	(16,953)	(10,321)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	153,337	4,778	6,478
Excess tax benefits from stock-based compensation	70	—	—
Repayments under bank line and term loan	(460)	(812)	(1,067)
Repayments of capital lease obligations	(72)	(82)	(92)

Net cash provided by financing activities	152,875	3,884	5,319

Effect of exchange rate changes on cash and cash equivalents	(78)	71	163

Net increase (decrease) in cash and cash equivalents	95,551	(4,364)	11,215
Cash and cash equivalents at beginning of period	33,454	37,818	26,603

Cash and cash equivalents at end of period	$129,005	$33,454	$37,818

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$1,716	$(75)	$355
Interest paid during the period	$67	$108	$153
Non-cash investing and financing activities:
Issuance of restricted common stock from Rhozet acquisition	$8,424	$—	$—
Issuance of restricted common stock and options from Entone acquisition	$—	$20,382	$—
Issuance of restricted common stock from BTL acquisition	$—	$—	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

Harmonic Inc.

Notes to Consolidated Financial Statements

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harmonic Inc. (“Harmonic”) designs, manufactures and sell products and systems that enable network operators to efficiently deliver broadcast and on-demand video services that include digital video, video-on-demand and high definition television, as well as high-speed Internet access and telephony. Historically, most of our revenues have been derived from sales of video processing solutions and edge and access systems to cable television operators. We also provide our video processing solutions to direct broadcast satellite operators and to telephone companies, or telcos, which offer video services to their customers.

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

Investments. Harmonic’s short-term investments are stated at fair value, and are principally comprised of U.S. government, U.S. government agencies and corporate debt securities. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary an impairment charge is recorded.

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentrations of Credit Risk/Major Customers/Supplier Concentration. Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, and other network operators and distributors. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. Two customers had a balance of 19% and 14% of our net accounts receivable as of December 31, 2007. One customer had a balance of 23% of our net accounts receivable as of December 31, 2006.

Certain of the components and subassemblies included in the Company’s products are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those sole source and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company’s results of operations and damage customer relationships.

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

Revenue from product sales, excluding the revenue generated from service-related solutions, which are discussed below, is recognized when risk of loss and title has transferred, which is generally upon shipment or delivery, or once all applicable criteria have been met. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, that is customized to meet the customer’s specifications are accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction/Production Contracts”. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation for each arrangement to determine whether the arrangement should be accounted for as a single arrangement under SOP 81-1, or alternatively, for arrangements that do not involve significant production, modification or customization, under other accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described above, and such arrangements represent a significant part of the operations of the Company. At the outset of each arrangement accounted for under SOP 81-1, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, is has the ability to make labor hour estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and accordingly, utilizes percentage-of-completion accounting for most arrangements that are within the scope of SOP 81-1. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor hours expended to date to anticipated final labor hours, based on current estimates of labor hours to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.

When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on the guidance in Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” If the undelivered elements qualify as separate units of accounting based on the criteria in EITF 00-21, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in EITF 00-21 to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. We establish fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, where applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-

related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue under an arrangement until all elements have been delivered. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

Revenue from maintenance agreements is generally recognized ratably as the services are performed or based on contractual terms. The costs associated with services are recognized as incurred. Maintenance services are recognized ratably over the maintenance term, which is typically one year. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue.

Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of sales, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.

Revenue from distributors and system integrators is recognized on delivery provided that the criteria for revenue recognition have been met. Our agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.

Shipping and Handling Costs. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of sales” in the Company’s Consolidated Statements of Operations.

Inventories. Inventories are stated at the lower of cost, using the weighted average method, or market. Harmonic establishes provisions for excess and obsolete inventories after evaluation of historical sales and future demand and market conditions, expected product lifecycles and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales in the Company’s Consolidated Statements of Operations.

Capitalized Software Development Costs. Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, the time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software, has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 5 years for furniture and fixtures, and up to 4 years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets up to 10 years or the lease term of the respective assets. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2007, 2006 and 2005 were $6.7 million, $7.4 million and $8.7 million, respectively.

Goodwill and Intangible Assets. Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired, or goodwill. Purchased intangible assets include customer base, maintenance agreements, developed technology, trademark and tradename, and supply agreements. See Note 4, “Goodwill and Identified Intangibles”.

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

Restructuring Costs and Accruals for Excess Facilities. For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when the Company committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected sublease rental income for each excess facility. For restructuring activities initiated after December 31, 2002, the Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

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

Currency Translation. The functional currency of the Company’s Israeli operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from re-measuring foreign currency denominated balances into U.S. dollars are included in other income (expense), net and have been insignificant for all periods presented. Foreign currency transactions gains and losses derived from monetary assets and liabilities being stated in a currency other than the functional currency are recorded to other income (expense) in the Company’s Consolidated Statements of Operations.

Income Taxes. The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in its accompanying combined balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in SFAS 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. Determining necessary allowances requires Harmonic to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. As of December 31, 2007, Harmonic had a $112.3 million valuation allowance recorded as an offset against certain of our net deferred tax assets. If we were to release the entire $112.3 million valuation allowance it would result in a credit to goodwill of $5.2 million and a credit to additional paid-in capital within stockholder’s equity of $1.5 million. In accordance with SFAS 109, the Company has evaluated its need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income.

Advertising Expenses. Harmonic expenses the cost of advertising as incurred. During 2007, 2006 and 2005, advertising expenses were not material to the results of operations.

Stock Based Compensation. On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of Staff Accounting Bulletin 107 (“SAB 107”), issued by the Securities and Exchange Commission, in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $6.2 million and $5.7 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the year ended December 31, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.

As stock-based compensation expense recognized in our results for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123.

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

Total comprehensive income (loss) of fiscal years 2007, 2006 and 2005 are presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes:

	Unrealized Gain (Loss) in		Accumulated Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation	Income (Loss)
		(In thousands)
Balance as of December 31, 2004	$(226)	$(43)	$(269)
Change during year	7	(205)	(198)

Balance as of December 31, 2005	(219)	(248)	(467)
Change during year	205	163	368

Balance as of December 31, 2006	(14)	(85)	(99)
Change during year	(27)	(44)	(71)

Balance as of December 31, 2007	$(41)	$(129)	$(170)

Accounting for Derivatives and Hedging Activities. Harmonic accounts for derivative financial instruments and hedging contracts in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which require that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists.

Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. At December 31, 2007, the Company had a forward exchange contract to sell Euros totaling $8.5 million. This foreign exchange contract matured in the first quarter of 2008. At December 31, 2006, the Company had a forward exchange contract to sell Euros totaling $9.3 million. This foreign exchange contract matured within the first quarter of 2007.

Reclassification. Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2007 presentation. These reclassifications have no material impact on previously reported net income (loss) or cash flows.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement in the first quarter of fiscal 2008 will have on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Harmonic in the first quarter of fiscal 2008. Harmonic currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations or financial condition.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 13 “Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

In June 2007, the FASB also ratified Emerging Issues Task Force (“EITF”) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 07-3 in the first quarter of fiscal 2008 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

NOTE 3: ACQUISITIONS

Rhozet Corporation

On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, a privately held company based in Santa Clara, California. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver traditional video programming over the Internet and to mobile devices, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content. Harmonic also believes that the acquisition opens up new customer opportunities for Harmonic with Rhozet’s customer base of broadcast content creators and online video service providers and is complementary to Harmonic’s video-on demand networking software business acquired in December 2006 from Entone Technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Rhozet’s net tangible and intangible assets acquired resulting in the amount of goodwill we have recorded with this transaction. Management has made an allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities assumed.

The purchase price of $16.2 million included $15.5 million of total merger consideration and $0.7 million of transaction expenses. Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, approximately $2.8 million of cash which will be paid, at such time as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, are being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As December 31, 2007, $3.3 million in transaction expenses, cash consideration payable to Rhozet shareholders and cash consideration payable to holders of Rhozet stock options remains unpaid and has been recorded in either accounts payable or current liabilities. In addition, as of December 31, 2007, approximately $1.9 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock, has been recorded as a non-current liability.

The Rhozet acquisition was accounted for under SFAS 141 and certain specified provisions of SFAS 142. The results of operations of Rhozet are included in Harmonic’s Consolidated Statements of Operations from July 31, 2007, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$657
Accounts receivable	457
Fixed assets	133
Other tangible assets acquired	59
Intangible assets:
IP technology	169
Software license	80
Existing technology	4,000
In-process technology	700
Core technology	1,100
Customer contracts	300
Maintenance agreements	600
Tradenames/trademarks	300
Goodwill	8,980

Total assets acquired	17,535
Deferred revenue	(174)
Other accrued liabilities	(1,165)

Net assets acquired	$16,196

The purchase price was allocated as set forth in the table above. The “Income Approach” which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangibles acquired. The Discounted Cash Flow method was used to estimate the fair value of the acquired existing technology, in-process technology, maintenance agreements and customer contracts. The Royalty Savings Method was used to estimate the fair value of the acquired core technology and trademarks/trade names. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of

18%. Identified intangible assets, including existing technology and core technology are being amortized over their useful lives of four years; trade name/trademarks are being amortized over their useful lives of five years; customer contracts are being amortized over its useful life of six years and maintenance agreements are being amortized over its useful life of seven years. In-process technology was written off due to the risk that the developments will not be completed or competitive with comparable products. Existing technology is being amortized using the double declining method which reflects the future projected cash flows. The core technology, customer contracts, maintenance agreements and trade name/trademarks are being amortized using the straight-line method.

The residual purchase price of $9.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Rhozet is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

Entone Technologies, Inc.

On December 8, 2006, Harmonic acquired Entone Technologies, Inc., or Entone, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated August 21, 2006. Under the terms of the merger agreement, Entone spun off its consumer premise equipment business, or CPE business, to Entone’s existing stockholders prior to closing. Entone then merged into Harmonic, and Harmonic acquired Entone’s VOD business, which includes the development, sale and support of head-end equipment (software and hardware) and associated services for the creation, distribution and delivery of on-demand television programming to operators who offer such programming to businesses and consumers. Harmonic believes Entone’s software solution, which facilitates the provisioning of personalized video services including video-on-demand, network personal video recording, time-shifted television and targeted advertisement insertion, will enable Harmonic to expand the scope of solutions we can offer to cable, satellite and telco/IPTV service providers in order to provide an advanced and uniquely integrated delivery system for the next generation of both broadcast and personalized IP-delivered video services. These opportunities, along with the established Asian-based software development workforce, were significant factors to the establishment of the purchase price, which exceeded the fair value of Entone’s net tangible and intangible assets acquired resulting in the amount of goodwill we have recorded with this transaction. Management has made an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on various estimates.

The purchase price of $48.9 million included $26.2 million in cash, $20.1 million of stock issued, consisting of 3,579,715 shares of Harmonic common stock, $0.2 million in stock options assumed, and $2.5 million of transaction expenses incurred. Stock options to purchase Harmonic common stock totaling approximately 0.2 million shares were issued to reflect the conversion of all outstanding Entone options for continuing employees. The fair value of Harmonic’s stock options issued to Entone employees were valued at $925,000 using the Black-Scholes options pricing model of which $697,000 represents unearned stock-based compensation, which will be recorded as compensation expense as services are provided by optionholders, and $228,000 was recorded as purchase consideration. As part of the terms of the Merger Agreement, Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount was funded in July 2007. See Note 16.

The Entone acquisition was accounted for under SFAS 141 and certain specified provisions of SFAS 142. The results of operations of Entone are included in Harmonic’s Consolidated Statements of Operations from December 8, 2006, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Cash acquired	$—
Accounts receivable	297
Inventory	184
Fixed assets	313
Other tangible assets acquired	22
Deferred tax assets	368
Amortizable intangible assets:
Existing technology	11,600
Core technology	2,800
Customer relationships	1,700
Tradenames/trademarks	800
Goodwill	32,027

Total assets acquired	50,111
Accounts payable	(855)
Deferred revenue, net of deferred costs	(166)
Other accrued liabilities	(146)

Net assets acquired	$48,944

Identified intangible assets, including existing technology and core technology are being amortized over their useful lives of three to four years; tradename/trademarks are being amortized over their useful lives of five years; and customer relationships are being amortized over its useful life of six years.

The residual purchase price of $32.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Entone is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the acquisitions of Rhozet and Entone had been completed as of the beginning of the fiscal years presented. The unaudited pro forma financial information for the year ended December 31, 2006 combines the historical results for Harmonic for the year ended December 31, 2006, and the historical results of Rhozet for the year ended December 31, 2006, and the historical results of Entone for the respective period through December 8, 2006, the acquisition date. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results of Harmonic for the year ended December 31, 2007 with the results of Rhozet for the period from January 1, 2007 through July 31, 2007, the acquisition date. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the mergers actually been completed as of the beginning of the periods presented or of results which may occur in the future.

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)

Net sales	$312,527	$250,758
Net income (loss)	$20,311	$(11,940)
Net income (loss) per share – basic	$0.25	$(0.15)
Net income (loss) per share – diluted	$0.24	$(0.15)

Broadcast Technology Limited

On February 25, 2005, Harmonic purchased all of the issued and outstanding shares of Broadcast Technology Limited, or BTL, a private UK company, for a purchase consideration of £4.0 million, or approximately $7.6 million. The purchase consideration consisted of a payment of £3.0 million in cash and the issuance of 169,112 shares of Harmonic common stock. In addition, Harmonic paid approximately $0.3 million in transaction costs for a total transaction price of approximately $7.9 million. The addition of BTL expanded Harmonic’s product line to include professional video/audio receivers and decoders. This enabled us to expand the scope of solutions we provided for existing and emerging cable, satellite, terrestrial broadcast and telecom applications. These factors contributed to a purchase price exceeding the fair value of BTL’s net tangible and intangible assets acquired; as a result, we recorded goodwill in connection with this transaction.

The BTL acquisition was accounted for under SFAS 141 and certain specified provisions of SFAS 142. The results of operations of BTL are included in Harmonic’s Consolidated Statements of Operations from February 25, 2005, the date of acquisition. The following table summarizes the allocation of the purchase price based on the estimated fair value of the tangible assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Cash acquired	$149
Other tangible assets acquired	2,508
Amortizable intangible assets:
Existing technology	2,050
Customer relationships	540
Tradenames/trademarks	320
Order backlog	60
Goodwill	3,745

Total assets acquired	9,372
Liabilities assumed	(568)
Deferred tax liability for acquired intangibles	(891)

Net assets acquired	$7,913

Identified intangible assets, including existing technology and customer relationships are being amortized over their useful lives of three years; tradename/trademarks are being amortized over their useful lives of two years; and order backlog is being amortized over its useful life of three months. A review of the intangibles associated with the BTL acquisition was performed in the fourth quarter of 2006 and it was determined that the remaining intangibles of $1.0 million were impaired.

The residual purchase price of $3.7 million has been recorded as goodwill and was originally allocated to the Convergent Systems reporting unit. Effective January 1, 2006, the Company’s restructuring resulted in the operating divisions being combined and goodwill is evaluated at the Company level. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of BTL is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

Supplemental pro forma information is not provided because the acquisition of BTL was not material to the Company’s financial statements for all periods presented.

NOTE 4: GOODWILL AND IDENTIFIED INTANGIBLES

For purposes of applying SFAS 142, management believed the operating divisions, BAN and CS, represented the Company’s reporting units prior to January 1, 2006. CS was the only reporting unit with goodwill and intangible assets. Effective January 1, 2006 the Company’s restructuring resulted in the operating divisions being combined. As a result, management has determined that the Company operates as a single reporting unit and goodwill is evaluated at the Company level. The Company performed the annual impairment test of goodwill in the fourth quarter of 2005, 2006 and 2007. For the year 2005, the fair value of CS, which was based on the operation’s future discounted cash flows, exceeded its carrying amount, including goodwill. For the years 2006 and 2007, in all instances, the fair value of Harmonic, which was based on the Company’s future discounted cash flows, exceeded its carrying amount, including goodwill. As a result of these tests, goodwill was determined not to be impaired.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded a total of $5.3 million, $1.2 million and $2.6 million, respectively, of amortization expense for identified intangibles, of which $4.7 million, $0.9 million and $1.3 million, respectively, was included in cost of sales. A review of the intangibles associated with the BTL acquisition was performed in 2006 and it was determined that the carrying value of intangibles of $1.0 million were impaired. In 2006, the impairment charge was recorded as $0.8 million to cost of sales and $0.2 million to operating expenses. The following is a summary of goodwill and intangible assets as of December 31, 2007 and December 31, 2006:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization	Amount	Amount	Amortization	Impairment	Amount
	(In thousands)

Identified intangibles:
Developed core technology	$49,463	$(34,941)	$14,522	$44,322	$(29,334)	$(826)	$14,162
Customer relationships/contracts	33,912	(32,234)	1,678	33,611	(31,929)	—	1,682
Trademark and tradename	5,337	(4,432)	905	5,031	(4,241)	—	790
Supply agreement	3,543	(3,543)	—	3,532	(3,314)	(218)	—
Maintenance agreements	600	(36)	564	—	—	—	—
Software license and intellectual property	249	(74)	175	—	—	—	—

Subtotal of identified intangibles	93,104	(75,260)	17,844	86,496	(68,818)	(1,044)	16,634
Goodwill	45,793	—	45,793	37,141	—	—	37,141

Total goodwill and other intangibles	$138,897	$(75,260)	$63,637	$123,637	$(68,818)	$(1,044)	$53,775

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Balance as of January 1	$37,141	$4,896
Acquisition of Rhozet Corporation	8,980	—
Acquisition of Entone	—	32,412
Purchase price adjustments	(385)	(531)
Foreign currency translation adjustments	57	364

Balance as of December 31	$45,793	$37,141

The estimated future amortization expense for identified intangibles is:

	Cost of Sales	Operating Expenses	Total
	(In thousands)

2008	$5,426	$765	$6,191
2009	5,133	688	5,821
2010	3,802	639	4,441
2011	161	629	790
2012	—	437	437
2013 and thereafter	—	164	164

Total	$14,522	$3,322	$17,844

NOTE 5: RESTRUCTURING, EXCESS FACILITIES AND INVENTORY PROVISIONS

During 2001, Harmonic recorded a charge for excess facilities costs of $21.8 million. During the second half of 2002, the Company changed its estimates related to accrued excess facilities with regard to the expected timing and amount of sublease income and recorded an additional excess facilities charge of $22.5 million, net of sublease income, to selling, general and administrative expenses.

In the fourth quarter of 2005 the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease.

During the third quarter of 2006, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $3.9 million. This charge relates to two buildings which were vacated during the third quarter in connection with a plan to make more efficient use of our Sunnyvale campus in accordance with applicable provisions of FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, during the third quarter of 2006 the Company revised its estimate of expected sublease income with respect to previously vacated facilities and recorded a credit of $1.7 million in accordance with applicable provisions of EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.4 million. This charge primarily relates to two buildings in the UK which were vacated in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS 146. In the fourth quarter of 2007, the Company recorded a charge in selling, general and administrative expenses of $0.1 million for the remaining building from the closure of BTL.

In the third quarter of 2007, the Company recorded a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a Sunnyvale building to the lease expiration. In addition, in 2007 the Company recorded a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building.

As of December 31, 2007, accrued excess facilities cost totaled $16.0 million of which $6.1 million was included in current accrued liabilities and $9.9 million in other non-current liabilities. The Company incurred cash outlays of $6.3 million, net of $1.1 million of sublease income, during 2007 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. As of December 31, 2006, accrued excess facilities cost totaled $22.7 million of which $6.3 million was included in current accrued liabilities and $16.4 million in other non-current liabilities. The Company incurred cash outlays of $5.2 million, net of $1.0 million of sublease income, during 2006 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. In 2008, Harmonic expects to pay approximately $6.1 million of excess facility lease costs, net of estimated sublease income, and to pay the remaining $9.9 million, net of estimated sublease income, over the remaining lease terms through September 2010.

Harmonic reassesses this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the December 31, 2007 balance is approximately $1.5 million.

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

The following table summarizes restructuring activities:

	Workforce	Management	Excess	Campus
	Reduction	Reduction	Facilities	Consolidation	BTL Closure	Total
	(In thousands)

Balance at January 1, 2005	$—	$—	$29,421	$—	$—	$29,421
Provisions/	1,100	—	(1,118)	—	—	(18)
Cash payments, net of sublease income	(465)	—	(4,727)	—	—	(5,192)

Balance at December 31, 2005	635	—	23,576	—	—	24,211
Provisions/(recoveries)	(25)	962	(1,744)	3,918	—	3,111
Transfer of deferred rent liability	—	—	—	2,146	—	2,146
Cash payments, net of sublease income	(610)	(568)	(4,648)	(550)	—	(6,376)

Balance at December 31, 2006	—	394	17,184	5,514	—	23,092
Provisions/(recoveries)	—	(96)	(1,828)	1,019	1,103	198
Cash payments, net of sublease income	—	(298)	(4,206)	(2,040)	(733)	(7,277)

Balance at December 31, 2007	$—	$—	$11,150	$4,493	$370	$16,013

NOTE 6: CASH, CASH EQUIVALENTS AND INVESTMENTS

At December 31, 2007 and 2006, cash, cash equivalents and short-term investments are summarized as follows:

	December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents	$129,005	$33,454

Short-term investments:
Less than one year	76,175	51,649
Due in 1-2 years	29,893	4,193
Due in 3-30 years	17,121	3,075
No maturity date	17,066	—

Total short-term investments	140,255	58,917

Total cash, cash equivalents and short-term investments	$269,260	$92,371

The following is a summary of available-for-sale securities (in thousands).

		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. government debt securities	$15,886	$13	$(12)	$15,887
Corporate debt securities	90,247	68	(134)	90,181
Auction rate securities	34,187	—	—	34,187

Total	$140,320	$81	$(146)	$140,255

December 31, 2006
U.S. government debt securities	$17,187	$—	$(36)	$17,151
Corporate debt securities	38,678	38	(25)	38,691
Auction rate securities	3,075	—	—	3,075

Total	$58,940	$38	$(61)	$58,917

As of December 31, 2007, we had approximately $34.2 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate cost at the balance sheet date. As of February 29, 2008 we have $31.2 million invested in ARSs which are invested in municipal government obligations and preferred securities in closed end funds, and all have a credit rating of AA+ or better. From January 1, 2008 through February 29, 2008, auctions for $31.2 million of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. It is the Company’s intent to realize the cash value of these securities during its normal operating cycle and accordingly the securities have been classified in short-term investments. While management believes that the Company will be able to liquidate our auction rate securities without significant loss, however, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, the Company may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss. Excluding ARSs, at February 29, 2008, the Company had approximately $236 million in cash, cash equivalents and investments.

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

In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), there are no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months and the amount of unrealized losses on any individual security and the total investment balance is insignificant as of December 31, 2007. The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.

NOTE 7: ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS, DISCOUNTS AND TRADE-INS

	2007	2006
	(In thousands)

Accounts receivable	$77,496	$69,145
Less: allowance for doubtful accounts, returns and discounts	(8,194)	(4,471)

	$69,302	$64,674

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. The expectation of collectibility is based on its review of credit profiles of customers’ contractual terms and conditions, current economic trends and historical payment experience. Two customers had a balance of 19% and 14% of our net accounts receivable as of December 31, 2007. One customer had a balance of 23% of our net accounts receivable as of December 31, 2006.

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the periods indicated:

				Deductions/
	Balance at		Charges/ (credits)	(Additions) from	Balance at End of
	Beginning of Period	Charges to Revenue	to Expense	Reserves	Period
	(In thousands)

2007	$4,471	$7,107	$(125)	$(3,259)	$8,194
2006	3,230	3,357	(138)	(1,978)	4,471
2005	5,126	3,077	—	(4,973)	3,230

NOTE 8: BALANCE SHEET DETAILS

	December 31,
	2007	2006
	(In thousands)

Inventories:
Raw materials	$8,700	$12,845
Work-in-process	1,574	3,759
Finished goods	23,977	25,512

	$34,251	$42,116

Property and equipment:
Furniture and fixtures	$6,725	$6,910
Machinery and equipment	56,961	52,394
Leasehold improvements	27,388	27,092

	91,074	86,396
Less: accumulated depreciation and amortization	(76,992)	(71,580)

	$14,082	$14,816

Accrued liabilities:
Accrued compensation	$12,578	$9,332
C-Cube pre-merger liabilities(1)	6,657	9,099
Accrued litigation settlement	6,400	—
Accrued excess facilities costs — current	6,106	6,264
Accrued warranty	5,786	6,061
Other	14,159	13,341

	$51,686	$44,097

1.	Under terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Approximately $6.7 million of pre-merger liabilities remain outstanding as of December 31, 2007 and Harmonic expects final settlement of certain of these obligations to a variety of authorities and LSI Logic during 2008. These amounts have been included in accrued liabilities. A payment of $1.1 million was made in January 2008 by Harmonic to settle in one foreign country.

NOTE 9: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for 2005 because potential common shares, such as common shares issuable upon the exercise of stock options, are only considered when their effect would be dilutive. In 2007, 2006 and 2005, 5,590,121, 10,221,543 and 10,352,996 of potentially dilutive shares, consisting of options, were excluded from the net income (loss) per share computations, respectively, because their effect was antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net income (loss) (numerator)	$23,421	$1,007	$(5,731)

Shares calculation (denominator):
Weighted average shares outstanding — basic	81,882	74,639	73,279
Effect of Dilutive Securities:
Potential common stock relating to stock options and ESPP	1,282	544	—
Future issued common stock related to acquisitions	85	—	—

Average shares outstanding — diluted	83,249	75,183	73,279

Net income (loss) per share — basic	$0.29	$0.01	$(0.08)

Net income (loss) per share — diluted	$0.28	$0.01	$(0.08)

NOTE 10: CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 5, 2009. In March 2007, Harmonic paid in full the outstanding balance of its secured term loan for equipment and canceled its term loan facility as part of the renewal process for the bank line of credit. As of December 31, 2007, other than standby letters of credit and guarantees (Note 17), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2006 or 2007. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At December 31, 2007, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (7.25% at December 31, 2007) or prime plus 0.5% for equipment borrowings. Borrowings are payable monthly and are not collateralized.

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

Stock Issuances. During 2007, Harmonic issued 12,500,000 shares of common stock in a public offering. The net proceeds to the Company were approximately $141.8 million, which is net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.8 million. In addition, we issued 905,624 shares of common stock as part of the consideration for the purchase of all the outstanding shares of Rhozet. The shares had a value of $8.4 million at the time of issuance. See Note 3 for additional information regarding the acquisition of Rhozet.

During 2006, Harmonic issued 3,579,715 shares of common stock as part of the consideration for the purchase of all the outstanding shares of Entone. The shares had a value of $20.1 million at the time of issuance. See Note 3 for additional information regarding the acquisition of Entone.

Future Issued Shares. The Company has reserved 200,854 shares of Harmonic common stock with a value of $1.9 million for future issuance in connection with the acquisition of Rhozet in July 2007. The shares of Harmonic common stock, are being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders.

NOTE 12: BENEFIT PLANS

Stock Option Plans. Harmonic has reserved 10,841,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control.

Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. Harmonic has a total of 678,000 shares of Common Stock reserved for issuance under the Director Plans. The Plan provides for the grant of non-statutory stock options to certain non-employee directors of Harmonic pursuant to an automatic, non-discretionary grant mechanism. Options are granted at the fair market value of the stock at the date of grant for periods not exceeding ten years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year.

The following table summarizes activities under the Plans:

	Shares Available for	Stock Options	Weighted Average
	Grant	Outstanding	Exercise Price
	(In thousands, except exercise price)

Balance at December 31, 2004	4,603	8,940	$13.64
Shares authorized	—	—	—
Options granted	(1,416)	1,416	6.05
Options exercised	—	(476)	6.13
Options canceled	797	(797)	10.54
Options expired	—	(19)	45.90

Balance at December 31, 2005	3,984	9,064	13.05
Shares authorized	300	—	—
Options granted	(2,236)	2,236	5.35
Options exercised	—	(359)	4.18
Options canceled	1,584	(1,584)	11.26
Options expired	—	(108)	42.13

Balance at December 31, 2006	3,632	9,249	11.50
Options granted	(2,514)	2,514	8.59
Options exercised	—	(1,311)	6.30
Options canceled	933	(933)	12.03
Options expired	—	(50)	28.28

Balance at December 31, 2007	2,051	9,469	$11.31

Options vested and exercisable as of December 31, 2007		5,819	$13.61

Options vested and expected-to-vest as of December 31, 2007		8,884	$11.56

The weighted-average fair value of options granted was $4.56, $3.97, and $3.93 for 2007, 2006, and 2005, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2007:

		Stock Options Outstanding		Stock Options Exercisable
		Number	Weighted-Average		Number
		Outstanding at	Remaining	Weighted-	Exercisable at	Weighted
		December 31,	Contractual Life	Average Exercise	December 31,	Average
Range of Exercise Prices		2007	(Years)	Price	2007	Exercise Price
		(In thousands, except exercise price and life)
$0	.19 − 5.66	1,058	5.4	$3.77	806	$3.63
5	.67 − 6.40	1,918	5.9	5.92	1,053	5.95
6	.41 − 8.20	1,974	5.8	8.11	262	7.69
8	.21 − 9.29	1,941	5.0	8.96	1,463	9.06
9	.44 − 12.10	1,145	4.8	10.54	802	10.54
12	.35 − 25.50	1,041	2.2	23.24	1,041	23.24
26	.43 − 121.68	392	2.0	56.41	392	56.41

		9,469	4.9	$11.31	5,819	$13.61

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2007 was 4.1 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at December 31, 2007 was 4.8 years.

Aggregate pre-tax intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 was $23.7 million and $13.2 million, respectively. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $21.9 million at December 31, 2007. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $10.48 as of December 31, 2007 and $7.27 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the exercise date. The aggregate intrinsic value of exercised stock options was $5.3 million and $1.0 million during the years ended December 31, 2007 and 2006, respectively.

The total realized tax benefit attributable to stock options exercised during the period in jurisdictions where this expense is deductible for tax purposes was $0.1 million in 2007.

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2007, 2006 and 2005, the number of shares of stock issued under the purchase plans were 669,871, 811,565 and 705,171 shares at weighted average prices of $4.82, $4.04 and $5.05, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.38, $1.42 and $1.82 for 2007, 2006 and 2005, respectively. At December 31, 2007, 1,813,624 shares were reserved for future issuances under the 2002 Purchase Plan.

Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $750 per year. This amount was increased to $1,000 effective January 1, 2006. Such amounts totaled $0.3 million in 2007, $0.3 million in 2006, and $0.3 million in 2005.

Stock-based Compensation

The following table summarizes the impact of options from SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(In thousands)

Employee stock-based compensation in:
Cost of sales	$997	$957

Research and development expense	2,012	1,638
Sales, general and administrative expense	2,847	2,944

Total employee stock-based compensation in operating expense	4,859	4,582

Total employee stock-based compensation	5,856	5,539
Amount capitalized in inventory	1	31
Total other stock-based compensation (1)	339	182

Total stock-based compensation	$6,196	$5,752

(1)	Other stock-based compensation represents charges related to non-employee stock options.

As of December 31, 2007, total unamortized stock-based compensation cost related to unvested stock options was $14.6 million, with the weighted average recognition period of 2.7 years.

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock-based compensation in fiscal year 2005 the pro forma effect on net loss and net loss per share would have been as follows:

Year Ended December 31,
2005
(In thousands, except
per share amounts)

Net loss, as reported	$(5,731)
Less: Stock-based compensation expense previously determined under fair value based method, net of related tax effects	(8,936)

Pro forma net loss, after effect of stock-based compensation for employees	$(14,667)

Net loss per share:
Basic – as reported for prior period	$(0.08)

Basic – after effect of stock-based compensation for employees	$(0.20)

Diluted – as reported for prior period	$(0.08)

Diluted – after effect of stock-based compensation for employees	$(0.20)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Expected life (years)	4.75	4.75	3.6	0.5	0.5	0.8
Volatility	58%	75%	96%	51%	54%	69%
Risk-free interest rate	4.7%	4.6%	3.8%	4.9%	5.0%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

NOTE 13: INCOME TAXES

Income before provision for income taxes consisted of the following:

	2007	2006	2005
	(In thousands)

United States	24,260	4,247	(3,656)
International	1,261	(2,631)	(1,638)

	$25,521	$1,616	$(5,294)

The provision for income taxes consists of the following:

	December 31,
	2007	2006	2005
	(In thousands)

Current:
United States	$1,677	$351	$—
International	423	258	437

	2,100	609	437
Deferred:
United States	—	—	—

International	—	—	—

	$2,100	$609	$437

Harmonic’s provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows:

		December 31,
	2007	2006	2005
		(In thousands)

Provision for (benefit from) income taxes at U.S. Federal statutory rate	$8,933	$565	$(1,853)
State Taxes	416	99	—
Differential in rates on foreign earnings	56	(160)	(123)
Losses for which no benefit, (benefit) is taken	(9,887)	(1,687)	2,173
Alternative Minimum Taxes	837	252	—
Change in liabilities for uncertain tax positions	424	—	—
Non-deductible stock compensation	1,076	1,297	—
Non-deductible meals and entertainment	171	225	177
Other	74	18	63

Provision for income taxes	$2,100	$609	$437

Deferred tax assets (liabilities) comprise the following:

		December 31,
	2007	2006	2005
	(In thousands)

Deferred tax assets:
Reserves and accruals	$35,365	$31,212	$30,446
Net operating loss carryovers	58,646	72,605	78,687
Depreciation and amortization	9,091	8,751	10,849
Research and development credit carryovers	11,462	10,419	9,482
Other	5,147	3,489	1,275

Total deferred tax assets	119,711	126,476	130,739
Valuation allowance	(112,330)	(120,069)	(130,739)

Net deferred tax assets	7,381	6,407	—
Deferred tax liabilities:
Intangibles	(7,013)	(6,407)	(525)

Net deferred tax assets (liabilities)	$368	$—	$(525)

On January 1, 2007 we adopted the provisions of Financial Standards Accounting Board Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). The effect of adopting this pronouncement was a decrease in the Company’s retained earnings of $2.1 million for interest and penalties. At the date of adoption we had $8.5 million of unrecognized tax benefits. As a result of the adoption of FIN 48, the liability of $6.4 million was reclassified from current taxes payable to long-term taxes payable. Our unrecognized tax benefits at December 31, 2007 related to tax benefits in various jurisdictions. The federal and state net operating loss carryforwards may be subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code Section 382.

The following table summarizes the activity related to our gross unrecognized tax benefits:

Total
(In thousands)

Balance at January 1, 2007	$12.1
Increases related to current year tax positions	0.7
Expiration of the statute of limitations for the assessment of taxes	(0.7)

Balance at December 31, 2007	$12.1

The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $5.8 million at December 31, 2007. We also accrued potential penalties and interest of $0.2 million and $0.8 million, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, we had recorded a liability for potential penalties and interest of $0.9 million and $2.2 million, respectively. The Company has reversed $0.7 million of liability pursuant to FIN 48 due to the expiration of the statute of limitations with respect to audits of past tax years in two foreign jurisdictions. The Company does not anticipate a significant change in unrecognized tax benefits within the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In addition, U.S. tax returns are open from 2003 to 2004 to the extent of net operating losses generated during these periods and are being utilized in the open tax periods. Also, U.S. tax returns are open from 1991 to 2004 to the extent of research and development credit was generated during these periods and is being utilized in open tax years. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

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

As of December 31, 2007, we maintained a valuation allowance against certain of our net deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine it is more likely than not that some or all of our deferred tax assets will be realized in the foreseeable future, we will adjust our valuation allowance accordingly. A change in our assessment regarding the realization of our deferred tax assets will impact our effective tax rate in the period we revise our assessment and in subsequent periods. As of December 31, 2007 our valuation allowance totaled $112.3 million. As of December 31, 2007, the Company had $139.7 million of federal and $46.8 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2021 and 2013 for federal tax purposes and for state tax purposes, respectively. As of December 31, 2007 the Company had foreign net operating loss carryforwards of $32.6 million which do not expire. The federal and state net operating loss carryforwards may be subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code Section 382.

As of December 31, 2007, the portion of the federal net operating loss carryforwards which relates to stock option deductions is approximately $10.5 million. As of December 31, 2007, the portion of state net operating carryforwards which relates to stock option deductions is approximately $5.6 million. The Company is tracking the portion of its deferred tax assets attributable to stock option benefits arising subsequent to January 1, 2006 in a separate memo account pursuant to SFAS 123(R). Therefore these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to FAS 123(R), the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce taxes payable.

As of December 31, 2007, the Company had federal and state tax credit carryovers of approximately $6.2 million and $9.8 million, respectively, available to offset future taxable income. The federal credits expire beginning in 2008, while the state credits will not expire.

Our effective tax rate for 2007, 2006 and 2005 differs from the U.S. statutory rate primarily due to utilization of unbenefited net operating loss carryforwards.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain in the United States and certain foreign jurisdictions. Accordingly, certain net deferred tax assets have been offset by a valuation allowance. The deferred tax liabilities relate to purchase accounting for acquisitions.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

U.S. income taxes were not provided for on a cumulative total of approximately $12.7 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The company currently intends to reinvest these earnings in operations outside the U.S

NOTE 14: SEGMENT INFORMATION

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows:

Geographic Information:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net sales:
United States	$175,257	$126,420	$153,264
International	135,947	121,264	104,114

Total	$311,204	$247,684	$257,378

Property and equipment:
United States	$11,834	$12,791	$14,994
International	2,248	2,025	2,046

Total	$14,082	$14,816	$17,040

Major Customers. To date, a substantial majority of Harmonic’s net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. In 2006 and 2005, sales to Comcast accounted for 12% and 18% of net sales, respectively.

The Company’s assets are primarily located within the United States of America.

NOTE 15: RELATED PARTY

A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $1.0 million during 2007. As of December 31, 2007, Harmonic had liabilities to JDS Uniphase of approximately $0.1 million.

A director of Harmonic was also a director of Terayon Communications Systems, Inc. until Terayon’s merger with Motorola in July 2007, and the Company purchased products for resale from Terayon. During 2007 and 2006, the Company purchased $1.6 million and $4.4 million, respectively, in products from Terayon. As of December 31, 2007 and 2006, Harmonic had liabilities to Terayon of zero and approximately $1.0 million, respectively, for inventory purchases.

NOTE 16: CONVERTIBLE NOTE RECEIVABLE

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

The Convertible Note is tested for impairment whenever events indicate that impairment may have occurred. The note is included in Other Assets on the Balance Sheet as of December 31, 2007.

NOTE 17: GUARANTEES

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

	2007	2006
	(In thousands)

Balance as of January 1	$6,061	$6,166
Accrual for warranties	4,182	4,038
Warranty costs incurred	(4,457)	(4,143)

Balance as of December 31	$5,786	$6,061

Standby Letters of Credit. As of December 31, 2007 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.3 million.

Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through December 31, 2007.

Guarantees. As of December 31, 2007, Harmonic had no other guarantees outstanding.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Commitments — Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through September 2010. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2008. Total lease payments related to these operating leases were $12.9 million, $11.7 million and $12.0 million for 2007, 2006 and 2005, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2007, are as follows:

Total
(In thousands)

2008	$13,844
2009	13,980
2010	10,491
2011	42
Thereafter	—

$38,357

As of December 31, 2007, $19.7 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 5 “Restructuring, Excess Facilities and Inventory Provisions.”

Commitments — Royalties. Harmonic has licensed certain technologies from various companies and incorporates this technology into its own products and is required to pay royalties usually based on shipment of products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2007, 2006 and 2005 royalty expenses were $1.6 million, $1.6 million and $1.1 million, respectively.

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

NOTE 19: LEGAL PROCEEDINGS

In 2000, several actions alleging violations of the federal securities laws by Harmonic and certain of its officers and directors (some of whom are no longer with Harmonic) were filed in or removed to the United States District Court (the “District Court”) for the Northern District of California. The actions subsequently were consolidated.

A consolidated complaint, filed on December 7, 2000, was brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19, 2000 and June 26, 2000. The complaint also alleged claims on behalf of a purported subclass of persons who purchased C-Cube securities between January 19, 2000 and May 3, 2000. In addition to Harmonic and certain of its officers and directors, the complaint also named C-Cube Microsystems Inc. and several of its officers and directors as defendants. The complaint alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

Following a series of procedural actions at the District Court and at the United States Court of Appeals for the Ninth Circuit, a significant number of the claims alleged in the plaintiffs’ amended complaint were dismissed, including all claims against C-Cube and its officers and directors. However, certain of the plaintiffs claims survived dismissal. In January 2007, the District Court set a trial date for August 2008, and also ordered the parties to participate in mediation.

A derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors on May 15, 2003. It alleges facts similar to those alleged in the securities class action and names us as a nominal defendant. The action remains pending with no trial date set.

As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, a tentative agreement was reached in March 2008 to resolve the securities class action lawsuit. If finalized, the settlement would release Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. This tentative agreement remains subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, funding by our insurance carriers, and approval by the District Court.

Under the terms of the tentative agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs to date, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers will apply for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it will pay approximately $1.4 million in related fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. Harmonic expects to pay its share of the settlement promptly following preliminary approval of the settlement by the District Court. Harmonic expects that preliminary approval will occur during the second or third quarter of 2008. Based on the conditions stated in SFAS 5, “Accounting for Contingencies”, that the liability had been incurred as of December 31, 2007 and the amount of loss can be reasonably estimated, the Company recorded a provision of $6.4 million in its selling, general and administrative expenses for the year ended December 31, 2007.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm, are included on pages 58 and 60 of this Annual Report on Form 10-K, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2008 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2008 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this item is included in Part I, Item 1 hereof under the caption, “Executive Officers of Registrant”.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2008 Proxy Statement and is incorporated herein by reference.

Harmonic has adopted a Code of Business Conduct and Ethics for Senior Operational and Financial Leadership (the “Code”) which applies to its Chief Executive Officer, its Chief Financial Officer, its Corporate Controller and other senior operational and financial management. The Code is available on the Company’s website at www.harmonicinc.com.

Harmonic intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address specified above, and to the extent required by the listing standards of the Nasdaq Global Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

Item 11. Executive Compensation

The information required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required for this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 on page 58 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

(3)	Exhibits. The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 17, 2008.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN

Patrick J. Harshman

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President & Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ ROBIN N. DICKSON (Robin N. Dickson)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ ANTHONY J. LEY (Anthony J. Ley)	Chairman	March 17, 2008

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	March 17, 2008

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Director	March 17, 2008

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	March 17, 2008

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	March 17, 2008

/s/ LEWIS SOLOMON (Lewis Solomon)	Director	March 17, 2008

/s/ DAVID VAN VALKENBURG (David Van Valkenburg)	Director	March 17, 2008

EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii), (xiii), (xiv), (xv), (xvi), (xvii), (xviii), (xix) and are incorporated herein by reference.

Exhibit
Number

2	.1(iii)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and the Registrant dated October 27, 1999
3	.1(vi)	Certificate of Incorporation of Registrant as amended

3.3		Amended and Restated Bylaws of Registrant
4	.1(i)	Form of Common Stock Certificate

4	.2(vii)	Preferred Stock Rights Agreement dated July 24, 2002 between the Registrant and Mellon Investor Services LLC
4	.3(vii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating in Preferred Stock of Registrant

4	.4(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Registrant and certain holders of Registrant’s Common Stock
10	.1(i)*	Form of Indemnification Agreement

10	.2(i)*	1995 Stock Plan and form of Stock Option Agreement
10	.3(i)*	1995 Director Option Plan and form of Director Option Agreement

10	.4(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon Valley Bank
10	.5(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Company

10	.6(ix)*	Form of Change of Control Severance Agreement between Registrant and certain executive officers of Registrant
10	.7(iv)*	1999 Nonstatutory Stock Option Plan

10	.8(iv)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California
10	.9(iv)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California

10	.10(iv)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California
10	.11(iv)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California

10	.12(iv)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California
10	.13(viii)*	2002 Director Option Plan and Form of Stock Option Agreement

10	.14(viii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement
10	.15(v)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic

10	.16(x)	First Amendment to Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005
10	.17(xi)	Transition Agreement by and between Harmonic Inc. and Anthony Ley, effective May 5, 2006

10	.18(xvi)	Change of Control Severance Agreement by and between Harmonic Inc. and Patrick Harshman, effective May 30, 2006
10	.19(xiii)	Agreement and Plan of Merger, by and among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated as of August 21, 2006

10	.20(xiv)	Amendment No. 1 to Agreement and Plan of Merger, by and among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated August 21, 2006

Exhibit
Number

10.21		Second Amended and Restated Loan and Security Agreement, dated December 17, 2004, by and between Harmonic Inc. and Silicon Valley Bank
10	.22(xv)	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of December 15, 2006, by and between Harmonic Inc. and Silicon Valley Bank

10	.23(xvi)	Amendment No. 3 to the Second Amended and Restated Loan and Security Agreement, dated March 21, 2007, by and between Harmonic Inc. and Silicon Valley Bank
10	.24(xvii)	Change of Control Severance Agreement by and between Harmonic Inc. and Charles Bonasera, effective April 24, 2007

10	.25(xvii)	Change of Control Severance Agreement by and between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007
10	.26(xviii)	Agreement and Plan of Merger by and among Rhozet Corporation, Dusseldorf Acquisition Corporation, Harmonic Inc. and David Trescot, as shareholder representative, dated July 25, 2007

10	.27(xix)	Purchase Agreement, dated October 31, 2007, by and between Harmonic Inc. and Merrill Lynch & Co
10	.28(xx)	Change of Control Severance Agreement, dated October 1, 2007, between Harmonic and Matthew Aden

10.29		Amendment No. 4 to the Second Amended and Restated Loan and Security Agreement, dated March 12, 2008, by and between Harmonic Inc. and Silicon Valley Bank
21.1		Subsidiaries of Registrant

23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(iii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.

(iv) Previously filed as an Exhibit to the Company’s Amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2000.

(v) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.

(vi) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(vii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(viii) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(ix) Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2003.

(x) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.

(xi) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 11, 2006.

(xii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

(xiii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 25, 2006.

(xiv) Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(xv) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006.

(xvi) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 22, 2007.

(xvii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

(xviii) Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(xix) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 2007.

(xx) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007.