Form 10-Q
period 2008-03-28
HARMONIC INC
filed 2008-05-07
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2008

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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 94,120,317 on April 25, 2008.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	March 28, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$182,375	$129,005
Short-term investments	96,515	140,255
Accounts receivable, net of allowances of $5,517 and $8,194	56,812	69,302
Inventories	33,086	34,251
Deferred income taxes	3,506	3,506
Prepaid expenses and other current assets	12,116	17,489

Total current assets	384,410	393,808
Property and equipment, net	14,141	14,082
Goodwill	45,811	45,793
Intangibles, net	16,219	17,844
Other assets	4,320	4,252

Total assets	$464,901	$475,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,603	20,500
Income taxes payable	508	481
Deferred revenue	29,710	37,865
Accrued liabilities	43,106	51,686

Total current liabilities	84,927	110,532
Accrued excess facilities costs, long-term	8,667	9,907
Income taxes payable, long-term	9,210	8,908
Deferred taxes, long-term	3,454	3,454
Other non-current liabilities	6,594	8,565

Total liabilities	112,852	141,366

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 94,109 and 93,772 shares issued and outstanding	94	94
Capital in excess of par value	2,250,880	2,246,875
Accumulated deficit	(1,899,032)	(1,912,386)
Accumulated other comprehensive income (loss)	107	(170)

Total stockholders’ equity	352,049	334,413

Total liabilities and stockholders’ equity	$464,901	$475,779

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 28, 2008	March 30, 2007

Net sales	$87,277	$70,236
Cost of sales	44,998	43,084

Gross profit	42,279	27,152

Operating expenses:
Research and development	13,193	10,992
Selling, general and administrative	17,448	15,675
Amortization of intangibles	160	111

Total operating expenses	30,801	26,778

Income from operations	11,478	374

Interest income, net	3,017	996
Other expense, net	(214)	(23)

Income before income taxes	14,281	1,347

Provision for income taxes	927	231

Net income	$13,354	$1,116

Net income per share:
Basic	$0.14	$0.01

Diluted	$0.14	$0.01

Weighted average shares:
Basic	94,052	78,963

Diluted	95,212	80,076

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 28,	March 30,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$13,354	$1,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangibles	1,625	1,075
Depreciation	1,729	1,689
Stock-based compensation	1,520	1,209
Net loss on disposal and impairment of fixed assets	8	(83)
Other non-cash adjustments, net	136	(157)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	12,424	6,253
Inventories	1,167	(4,553)
Prepaid expenses and other assets	5,191	2,091
Accounts payable	(8,897)	(8,635)
Deferred revenue	(7,479)	(5,252)
Income taxes payable	264	(266)
Accrued excess facilities costs	(1,573)	(1,144)
Accrued and other liabilities	(7,592)	(5,548)

Net cash provided by (used in) operating activities	11,877	(12,205)

Cash flows from investing activities:
Purchases of investments	(9,990)	(22,165)
Proceeds from maturities and sales of investments	53,765	24,825
Acquisition of property and equipment	(1,796)	(1,410)
Acquisition of Rhozet	(2,828)	¯

Net cash provided by investing activities	39,151	1,250

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,395	4,537
Repayments under bank line and term loan	—	(460)
Repayments of capital lease obligations	—	(21)

Net cash provided by financing activities	2,395	4,056

Effect of exchange rate changes on cash and cash equivalents	(53)	10

Net increase (decrease) in cash and cash equivalents	53,370	(6,889)
Cash and cash equivalents at beginning of period	129,005	33,454

Cash and cash equivalents at end of period	$182,375	$26,565

Supplemental disclosure of cash flow information:
Income tax payments, net	$686	$63
Interest paid during the period	$—	$65
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” the “Company” or “we”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2008, or any other future period. The Company’s fiscal quarters end on the Friday nearest the calendar quarter end, except for the fourth quarter which ends on December 31.
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
Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.
Note 2: Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 — “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
Harmonic adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows. See Note 4, “Fair Value.”
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by Harmonic in the first quarter of fiscal 2008. Effective January 1, 2008, Harmonic adopted SFAS 159. The Company did not elect to adopt the fair value option under this Statement except for the amendment to FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” which was required.
In June 2007, the FASB also ratified Emerging Issues Task Force (“EITF”) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations, financial condition or cash flows.
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated results of operations, financial condition or cash flows.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations, financial condition or cash flows.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated results of operations, financial condition or cash flows.
Note 3: Rhozet Acquisition
On July 31, 2007, Harmonic completed the acquisition of Rhozet Corporation, or Rhozet, a privately held company based in Santa Clara, California. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver video programming over the internet and to mobile services, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content. Harmonic also believes that the acquisition opens up new customer opportunities for Harmonic with Rhozet’s customer base of broadcast content creators and online video service providers and is complementary to Harmonic’s video-on-demand networking software business acquired in December 2006 from Entone Technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Rhozet’s net tangible and intangible assets acquired resulting in the amount of goodwill we have recorded with this transaction. Management has made an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed.
The purchase price of $16.2 million included $15.5 million of total merger consideration and $0.7 million of transaction expenses. Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash, which was paid in the first quarter of 2008, as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, is being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As of March 28, 2008, approximately $2.3 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock and the payment of $0.5 million in cash, has been recorded as a current liability.
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
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed as of the beginning of January 1, 2007. The unaudited pro forma financial information for the three months ended March 30, 2007 combines the results for Harmonic for the three months ended March 30, 2007, and the historical results of Rhozet for the three months ended March 31, 2007. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

Three Months
Ended
(in thousands, except per share data)	March 30, 2007

Net sales	$70,679
Net loss	$(13)
Net loss per share — basic	$0.00
Net loss per share — diluted	$0.00
Note 4: Fair Value
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). This statement establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008 and the impact was not significant.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize use of unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term investments primarily use broker quotes in a non-active market for valuation of these securities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

In accordance with SFAS 157, the following table represents Harmonic’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$175,481	$—	$—	$175,481
Certificates of deposit	—	2,343	—	2,343
U.S. corporate debt	—	60,115	—	60,115
U.S. government agencies	—	7,324	—	7,324
Auction rate securities	—	—	26,733	26,733

	$175,481	$69,782	$26,733	$271,996
Forward exchange contracts	—	5,439	—	5,439

Total assets	$175,481	$75,221	$26,733	$277,435

Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of March 28, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month period ended March 28, 2008:

(in thousands)	Level 3

Balance as of January 1, 2008	$—
Transfers in to Level 3	34,863
Sales	(8,130)

Balance as of March 28, 2008	$26,733

The fair value of our auction rate securities were measured at March 28, 2008 using Level 3 inputs. The inputs to the valuation model could no longer be valued by observable market data as of March 28, 2008, and as a result, these securities were classified as Level 3 of the fair value hierarchy under the framework of SFAS 157. Significant inputs to our valuation model for auction rate securities as of March 28, 2008 were based on certain assumptions, including interest rate yield curves, credit quality, the estimated time until liquidity returns to the auction rate securities and valuation estimates.
The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

March 28, 2008
U.S. government debt securities	$7,272	$52	$—	$7,324
Certificates of deposit	2,336	6	—	2,343
Corporate debt securities	60,068	273	(225)	60,115
Auction rate securities	26,733	—	—	26,733

Total	$96,409	$331	$(225)	$96,515

December 31, 2007
U.S. government debt securities	$15,886	$13	$(12)	$15,887
Corporate debt securities	90,247	68	(134)	90,181
Auction rate securities	34,187	—	—	34,187

Total	$140,320	$81	$(146)	$140,255

As of March 28, 2008, we held approximately $26.7 million of auction rate securities, or ARSs, classified as short-term investments and we believe the fair value of these securities approximates par value at the balance sheet date. These ARSs, which are invested in preferred securities in closed end funds, all have a credit rating of AA+ or better and the issuers are paying interest at the maximum contractual rate. During the first quarter of 2008, the Company was able to sell $14.5 million of auction rate securities through successful auctions and redemptions. The remaining $26.7 million in ARSs held by the Company as of March 28, 2008 all had failed auctions in the first quarter of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. It is the Company’s intent to realize the cash value of these securities during its normal annual operating cycle and accordingly the securities have been classified in short-term investments. Certain of the issuers of the ARSs have announced plans to fully or partially redeem these securities, but we are currently unable to determine whether redemption will occur. While management believes that the Company will be able to liquidate our auction rate securities without significant loss during its normal annual operating cycle, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, the Company may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss.
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
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), there are no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months and the amount of unrealized losses on any individual security and the total investment balance is insignificant as of March 28, 2008. The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 5: Inventories

	March 28,	December 31,
(In thousands)	2008	2007

Raw materials	$8,147	$8,700
Work-in-process	2,018	1,574
Finished goods	22,921	23,977

	$33,086	$34,251

Note 6: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of March 28, 2008 and December 31, 2007:

	March 28, 2008			December 31, 2007
			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$49,476	$(36,375)	$13,101	$49,463	$(34,941)	$14,522
Customer relationships/ contracts	33,913	(32,318)	1,595	33,912	(32,234)	1,678
Trademark and tradename	5,339	(4,489)	850	5,337	(4,432)	905
Supply agreement	3,546	(3,546)	—	3,543	(3,543)	—
Maintenance agreements	600	(57)	543	600	(36)	564
Software license and intellectual property	249	(119)	130	249	(74)	175

Subtotal of identified intangibles	93,123	(76,904)	16,219	93,104	(75,260)	17,844
Goodwill	45,811	—	45,811	45,793	—	45,793

Total goodwill and other intangibles	$138,934	$(76,904)	$62,030	$138,897	$(75,260)	$63,637

The changes in the carrying amount of goodwill for the three months ended March 28, 2008 are as follows:

(in thousands)	Goodwill

Balance as of December 31, 2007	$45,793
Purchase price adjustments	—
Foreign currency translation adjustments	18

Balance as of March 28, 2008	$45,811

For the three months ended March 28, 2008, the Company recorded a total of $1.6 million of amortization expense for identified intangibles, of which $1.4 million was included in cost of sales. For the three months ended March 30, 2007, the Company recorded a total of $1.1 million of amortization expense for identified intangibles, of which $1.0 million was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

(in thousands)

Years Ending December 31,	Amounts
2008 (remaining 9 months)	$4,575
2009	5,812
2010	4,441
2011	790
2012	437
2013	115
2014	49

Total	$16,219

Note 7: Restructuring and Excess Facilities
In 2001 and 2002, excess facilities charges totaling $44.3 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market.
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
In the third quarter of 2007, the Company recorded a credit of $1.8 million in selling, general and administrative expenses from a revised estimate of expected sublease income due to the extension of a sublease of a Sunnyvale building to the lease expiration. In addition, in 2007 the Company recorded a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building.
During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.3 million. This charge primarily relates to two buildings in the UK which were vacated in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS No. 146. In the fourth quarter of 2007, the Company recorded a charge in selling, general and administrative expenses of $0.1 million for the remaining building from the closure of BTL.
As of March 28, 2008, accrued excess facilities cost totaled $14.4 million, of which $5.8 million was included in current accrued liabilities and $8.6 million in other non-current liabilities. The Company incurred cash outlays of $1.7 million during the first three months of 2008 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $4.5 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2008 and to pay the remaining $9.9 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes restructuring activities:

	Excess	Campus	BTL
(in thousands)	Facilities	Consolidation	Closure	Total

Balance at December 31, 2007	$11,150	$4,493	$370	$16,013
Provisions/(recoveries)	(3)	49	49	95
Cash payments, net of sublease income	(974)	(547)	(147)	(1,668)

Balance at March 28, 2008	$10,173	$3,995	$272	$14,440

Note 8: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 4, 2009. As of March 28, 2008, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At March 28, 2008, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.25% at March 28, 2008). Borrowings are payable monthly and are not collateralized.
Note 9: Benefit Plans
Stock Option Plans. Harmonic has reserved 10,713,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control.
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
The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
(In thousands except exercise price)	for Grant	Outstanding	Exercise Price

Balance at December 31, 2007	2,051	9,469	$11.31
Options granted	(94)	94	8.73
Options exercised	—	(107)	6.12
Options canceled	133	(133)	11.48
Options expired	—	(21)	23.28

Balance at March 28, 2008	2,090	9,302	$11.31

Options vested and exercisable as of March 28, 2008		5,865	$13.42

Options vested and expected-to-vest as of March 28, 2008		9,042	$11.41

The weighted-average fair value of options granted for the three months ended March 28, 2008 was $4.16.

The following table summarizes information regarding stock options outstanding at March 28, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	March 28, 2008	(Years)	Exercise Price	March 28, 2008	Exercise Price
(In thousands, except exercise price and life)

$ 0.19 — 5.66	1,017	5.1	$3.77	801	$3.66
5.67 — 6.35	1,753	5.6	5.89	1,025	5.90
6.38 — 8.20	2,091	5.6	8.02	371	7.32
8.21 — 9.13	1,582	4.6	8.89	1,176	8.99
9.16 — 13.15	1,484	4.9	10.25	1,116	10.18
13.36 — 20.18	53	2.3	15.16	53	15.16
20.32 — 121.68	1,322	1.9	33.47	1,322	33.47

	9,302	4.7	$11.31	5,865	$13.42

The weighted-average remaining contractual life for all exercisable stock options at March 28, 2008 was 4.0 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at March 28, 2008 was 4.7 years.
Aggregate pre-tax intrinsic value of options exercisable at March 28, 2008 was $4.9 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $6.8 million at March 28, 2008. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $7.54 as of March 28, 2008, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.4 million during the three months ended March 28, 2008.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first three months of 2008 and 2007, the number of shares of stock issued under the purchase plans were 229,808 and 401,061 shares at weighted average prices of $7.58 and $3.90, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.65 and $2.14 for the first three months of 2008 and 2007, respectively. At March 28, 2008, 1,583,816 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.1 million in the three months periods ended March 28, 2008.

Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended March 28, 2008 and March 30, 2007:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007

Employee stock-based compensation in:
Cost of sales	$228	$208

Research and development expense	553	390
Sales, general and administrative expense	739	461

Total employee stock-based compensation in operating expense	1,292	851

Total employee stock-based compensation	1,520	1,059
Amount capitalized as inventory	2	15
Total other stock-based compensation(1)	—	150

Total stock-based compensation	$1,522	$1,224

(1)	Other stock-based compensation represents charges related to non-employee stock options.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	2008	2007	2008	2007

Expected life (years)	4.7	4.7	0.5	0.5
Volatility	54%	64%	47%	52%
Risk-free interest rate	2.5%	4.5%	2.5%	4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected term for stock options and the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
We use the historical volatility over the expected term of the options and the 2002 Purchase Plan offering period to estimate the expected volatility. We believe that the historical volatility, at this time, represents fairly the future volatility of its common stock. We will continue to monitor relevant information to measure expected volatility for future option grants and 2002 Purchase Plan offering periods.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.
Note 10: Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions, in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.

For the three months ended March 28, 2008, our effective tax rate, which includes discrete items, was 6.5% compared to 17.1% for the same period a year ago. The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to the utilization of unbenefited net operating losses and the differential in foreign tax rates offset by non deductible SFAS 123R stock compensation expense. The income tax expense for the current quarter represents federal and state alternative minimum tax and various foreign taxes related to our non-U.S. operations.
In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”), the Company had gross unrecognized tax benefits of approximately $12.1 million as of December 31, 2007, and approximately $12.2 million as of March 28, 2008, of which $6.4 million has been offset by a valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $5.8 million would impact the effective tax rate. We do not anticipate the unrecognized tax benefits to decrease in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended March 28, 2008, we recorded $0.3 million for interest and penalties related to uncertain tax positions resulting in a balance at March 28, 2008 of $3.4 million.
The tax years 2001-2006 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
Note 11: Net Income Per Share
Basic net income per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period.
The following table shows the potentially dilutive shares, consisting of options, for the periods presented that were excluded from the net income computations because their effect was antidilutive:

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007

Potentially dilutive options outstanding	5,935	4,470

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended
(in thousands, except per share data)	March 28, 2008	March 30, 2007

Net income (numerator)	$13,354	$1,116

Shares calculation (denominator):
Weighted average shares outstanding — basic	94,052	78,963
Effect of dilutive securities:
Future issued common stock related to acquisitions	201	—
Potential common stock relating to stock options and ESPP	959	1,113

Average shares outstanding — diluted	95,212	80,076

Net income per share — basic	$0.14	$0.01

Net income per share — diluted	$0.14	$0.01

Note 12: Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007

Net income	$13,354	$1,116
Change in unrealized gain on investments, net	106	6
Foreign currency translation	171	5

Total comprehensive income	$13,631	$1,127

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
Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows:
Geographic Information:

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007

Net sales:
United States	$53,593	$42,323
International	33,684	27,913

Total	$87,277	$70,236

In the first quarter of 2008, sales to EchoStar and Comcast accounted for 21% and 17% of net sales, respectively. In the first quarter of 2007, sales to Comcast accounted for 21% of net sales. As of March 28, 2008, two customers had balances of 19% and 11% of our net accounts receivable.
The Company’s assets are primarily located within the United States of America.
Note 14: Related Party
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.1 million for the three months ended March 28, 2008, respectively. As of March 28, 2008, Harmonic had liabilities to JDS Uniphase of approximately $15,000.

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

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007

Balance at beginning of the period	$5,786	$6,061
Accrual for current period warranties	1,078	710
Warranty costs incurred	(1,242)	(902)

Balance at end of the period	$5,622	$5,869

Standby Letters of Credit. As of March 28, 2008, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.3 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through March 28, 2008.
Guarantees. As of March 28, 2008, Harmonic had no other guarantees outstanding.
Note 16: Legal Proceedings
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

A derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors on May 15, 2003. It alleges facts similar to those alleged in the securities class action and names Harmonic as a nominal defendant. The action remains pending with no trial date set.
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
Under the terms of the tentative agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs to date, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ counsel will apply for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court.
In the derivative action, recent discussions between the plaintiffs’ counsel and Harmonic have resulted in a tentative agreement to resolve the lawsuit. If finalized, the tentative agreement would release Harmonic and Harmonic’s officers and directors from all claims brought in the lawsuit without any admission of fault on their part. Under the terms of the tentative agreement, the officers and directors will agree that, on their behalf, the Company’s insurers will fund the settlement of the securities action as described above. In addition, Harmonic will pay the costs of any notice of the settlement to stockholders, and for the plaintiffs’ legal fees and expenses. This tentative agreement is subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, completion of the settlement of the securities action, and approval by the Superior Court.
Harmonic estimates that it will pay approximately $1.4 million in legal fees and expenses not covered by insurance in connection with proceedings in the securities class action and derivative lawsuits. Harmonic expects to pay its share of the settlement of the securities action and plaintiffs’ legal fees and expenses in the derivative action promptly following preliminary approval of the settlements by the respective courts. Harmonic expects that preliminary approval will occur during the second or third quarter of 2008. Based on the conditions stated in SFAS 5, “Accounting for Contingencies”, that the liability had been incurred as of December 31, 2007 and the amount of loss can be reasonably estimated, the Company recorded a provision of $6.4 million in its selling, general and administrative expenses for the year ended December 31, 2007.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. An appeal by the plaintiffs was heard by a three-judge panel on May 5, 2008. An unfavorable outcome on any of these litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on these or any other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;

•	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;

•	Our expectation that, in the periods after the release of our valuation allowance, we would experience a substantial increase in our effective tax rate;

•	Our expectation that auctions for our auction rate securities held by us will be unsuccessful in the near term;

•	Our belief that we will be able to liquidate auction rate securities held by us without significant loss;

•	Our belief that the net proceeds from our recently completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;

•	Our expectation that we will record approximately $4.0 million in amortization of intangibles expense in cost of sales in the remaining nine months of 2008;

•	Our expectation that we will record a total of approximately $0.6 million in amortization of intangibles in operating expenses in the remaining nine months of 2008;

•	Our expectation that our capital expenditures will be in the range of $7 million to $8 million during 2008;

•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;

•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;

•	Our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;

•	Our expectation regarding the ultimate settlement or resolution of outstanding litigation;

•	Our expectation that we will make acquisitions in the future;

•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;

•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and

•	Our expectation that operating results are likely to fluctuate in the future.
These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and that are otherwise described from time to time in Harmonic’s filings with the Securities and Exchange Commission. We undertake no obligation to update or correct these forward-looking statements.
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
In the first quarter of 2008, Harmonic’s net sales of $87.3 million increased 24% compared to the first quarter of 2007. The increase in sales in the first quarter of 2008 compared to the corresponding period in 2007 was primarily due to stronger demand from our domestic and international satellite and cable customers for products and solutions related to VOD and HDTV, and sales to new customers worldwide. Gross margins increased in the first quarter of 2008 compared to the corresponding period in 2007 due to favorable margins from lower average product costs due to increased manufacturing volumes and product design innovations.

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2008, sales to EchoStar and Comcast accounted for 21% and 17% of net sales, respectively. In the first quarter of 2007, sales to Comcast accounted for 21% of net sales.
Sales to customers outside of the U.S. in the first quarter of 2008 represented 39% of net sales, compared to 40% for the comparable period in 2007. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 3% in the first three months of 2008 compared to 7% for the comparable period of 2007. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
On December 8, 2006, Harmonic completed its acquisition of the video networking software business of Entone Technologies, Inc. for a total purchase price of $49.0 million. The purchase price consisted of a payment of $26.2 million, the issuance of 3,579,715 shares of Harmonic common stock with a value of $20.1 million, the issuance of 175,342 options to purchase Harmonic common stock with a value of $0.2 million, and $2.5 million of transaction costs. Prior to the closing of the acquisition, Entone spun off its consumer premises equipment, or CPE, business into a separate private company.
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
In the fourth quarter of 2007, we sold and issued 12,500,000 shares of common stock in a public offering at a price of $12.00 per share. Our net proceeds from the offering were approximately $141.8 million, which was net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.7 million. The net proceeds from the offering are expected to be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses. The offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-123823) filed with the SEC on
April 4, 2005, and declared effective by the SEC on April 22, 2005, and the related prospectus supplement filed with the SEC on October 31, 2007.
In 2001 and 2002 excess facilities and fixed asset impairment charges totaling $52.6 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. In the third quarter of 2006, we completed our facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. In the third quarter of 2007, we recorded a net credit of $1.4 million resulting primarily from an extension of a subleased building to the lease expiration. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying combined balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. As of March 28, 2008, we had an approximate $112.3 million valuation allowance recorded as an offset against certain of our net deferred tax assets. In accordance with SFAS 109, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. We will continue to monitor available positive and negative evidence in future periods to determine if any or all of the remaining valuation allowance should be released. If we were to release the entire $112.3 million valuation allowance it would result in a credit to tax expense of $105.6 million, a credit to goodwill of $5.2 million and a credit to additional paid in capital within stockholders’ equity of $1.5 million. In periods following the release of our valuation allowance our expectation is that we would experience a substantial increase in our effective tax rate.

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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008 and notes to condensed consolidated financial statements as of and for the three month period ended March 28, 2008, included herein. Our most critical accounting policies have not changed since December 31, 2007 and include the following:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.

Results of Operations
Harmonic’s historical consolidated statements of operations data for the first quarter of 2008 and the first quarter of 2007 as a percentage of net sales, are as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Net sales	100%	100%
Cost of sales	52	61

Gross profit	48	39
Operating expenses:
Research and development	15	16
Selling, general and administrative	20	22
Amortization of intangibles	—	—

Total operating expenses	35	38

Income from operations	13	1
Interest income, net	3	1
Other expense, net	—	—

Income before income taxes	16	2
Provision for income taxes	1	—

Net income	15%	2%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the first quarter of 2008 compared with the corresponding period in 2007 is presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the first quarter of 2008 compared with the corresponding period in 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007
Product Sales Data:
Video Processing	$34,786	$25,948
Edge and Access	39,665	35,625
Software, Support and Other	12,826	8,663

Net sales	$87,277	$70,236

Video Processing increase	$8,838
Edge and Access increase	4,040
Software, Support and Other increase	4,163

Total increase	$17,041

Video Processing percent change	34.1%
Edge and Access percent change	11.3%
Software, Support and Other percent change	48.1%
Total percent change	24.3%
Net sales increased in the first quarter of 2008 compared to the same period of 2007 principally due to stronger demand from our domestic satellite and cable customers for VOD and HDTV deployments, and an increase in the number of new customers internationally. The sales of products of the video processing product line were higher in the first quarter of 2008 compared to the same period in the prior year due to higher spending from domestic satellite customers. The increase in sales of products of the edge and access products line in the first quarter of 2008 compared to the same period in 2007 was primarily due to an increase in VOD, switched digital and Cable Modem Termination System, or CMTS, deployments from domestic and international cable operators.

Net Sales — Geographic
Harmonic’s domestic and international net sales in the first quarter of 2008 compared with the corresponding period in 2007 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net sales in the first quarter of 2008 compared with the corresponding period in 2007.

(in thousands, except percentages)	Three Months Ended
	March 28, 2008	March 30, 2007
Geographic Sales Data:
U.S.	$53,593	$42,323
International	33,684	27,913

Net sales	$87,277	$70,236

U.S. increase	$11,270
International increase	5,771

Total increase	$17,041

U.S. percent change	26.6%
International percent change	20.7%
Total percent change	24.3%
The increased U.S. sales in the first quarter of 2008 compared to the corresponding period in 2007 was principally due to stronger demand from our domestic satellite and cable customers for VOD and HDTV deployments.
International sales in the first quarter of 2008 increased compared to the corresponding period in 2007 primarily due to stronger demand from international cable operators and an increase in the number of international customers, primarily in the European and Asian markets. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2008 as compared with the corresponding period of 2007 are presented in the tables below. Also presented are the related dollar and percentage change in gross profit in the first quarter of 2008 as compared with the corresponding period of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Gross profit	$42,279	$27,152
As a % of net sales	48.4%	38.7%

Increase	$15,127
Percent change	55.7%
The increase in gross profit in the first quarter of 2008 as compared to the corresponding period of 2007 was primarily due to higher sales of $17.0 million, which was partially offset by an increase of $0.5 million in amortization of intangibles expenses in the first quarter of 2008 compared to the first quarter of 2007. The gross margin percentage of 48.4% in the first quarter of 2008 compared to 38.7% in the first quarter of 2007 was higher primarily due to increased deployments of Harmonic’s new edge QAM products in on-demand, switched digital and modular CMTS applications worldwide, as well as lower manufacturing costs resulting from higher volumes and product design cost reductions, which increases were partially offset by increased expense from amortization of intangibles.
In the first quarter of 2008, $1.4 million of amortization of intangibles was included in cost of sales compared to $1.0 million in the first quarter of 2007. The higher amortization of intangible expense in the first quarter of 2008 was due to the amortization of intangibles arising from the Rhozet acquisition which was completed in the third quarter of 2007. We expect to record approximately $4.6 million in amortization of intangibles expenses in cost of sales in the remaining nine months of 2008 due to the acquisitions of Entone and Rhozet.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2008, as compared with the corresponding period of 2007, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the first quarter of 2008 as compared with the corresponding period of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Research and development expense	$13,193	$10,992
As a % of net sales	15.1%	15.7%

Increase	$2,201
Percent change	20.0%
The increase in research and development expense in the first quarter of 2008 as compared to the same period in 2007 was primarily the result of increased cash compensation costs of $1.2 million, increased facilities expenses of $0.5 million, increased depreciation expense of $0.1 million and increased stock-based compensation expenses of $0.1 million. The increased cash compensation costs in the first quarter of 2008 was related to increased headcount which is partially due to the acquisition of Rhozet in July 2007, increased payroll taxes and higher incentive compensation expenses.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2008, as compared with the corresponding period of 2007, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the first quarter of 2008 as compared with the corresponding period of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Selling, general and administrative expense	$17,448	$15,675
As a % of net sales	20.0%	22.3%

Increase	$1,773
Percent change	11.3%
The increase in selling, general and administrative expense in the first quarter of 2008 compared to the same period in 2007 was primarily a result of higher cash compensation expense of $1.7 million primarily related to increased headcount and incentive compensation, higher legal expenses of $0.4 million and higher travel and entertainment expenses of $0.4 million, which were partially offset by lower facilities expenses of $0.7 million. Higher legal fees in the first quarter of 2008 were primarily due to legal costs related to patents and licensing. The increase in travel and entertainment expenses in the first quarter of 2008 were primarily due to higher travel costs associated with selling activities.

Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the first quarter of 2008 as compared with the corresponding period of 2007 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the first quarter of 2008 as compared with the corresponding period of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Amortization of intangibles	$160	$111
As a % of net sales	0.2%	0.2%

Increase	$49
Percent change	44.1%
The increase in the amortization of intangibles in the first quarter of 2008 compared to the same period in 2007 was primarily due to the acquisition of Rhozet’s intangible assets during the third quarter of 2007. Harmonic expects to record a total of approximately $0.6 million in amortization of intangibles in operating expenses in the remaining nine months of 2008 due to the amortization of intangible assets resulting from the acquisitions of Entone and Rhozet.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the first quarter of 2008 as compared with the corresponding period of 2007, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the first quarter of 2008 as compared with the corresponding period of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Interest income, net	$3,017	$996
As a % of net sales	3.5%	1.4%

Increase	$2,021
Percent change	202.9%
The increase in interest income, net, in the first three months of 2008 compared to the corresponding period of 2007, was due primarily to a higher portfolio balance during the first quarter of 2008 which was partially offset by lower interest rates on the investment portfolio. The higher investment balance in the first quarter of 2008 was primarily due to the stock offering completed in the fourth quarter of 2007 which resulted in net proceeds to Harmonic of approximately $141.8 million.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net sales in the first quarter of 2008 as compared with the corresponding period of 2007, are presented in the table below. Also presented is the related dollar and percentage change in other expense, net, in the first quarter of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Other expense	$214	$23
As a % of net sales	0.2%	—%

Increase	$191
Percent change	830.4%
The increase in other expense, net, in the first quarter of 2008 compared to the same period of 2007 was primarily due to foreign exchange losses on intercompany balances.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2008, as compared with the corresponding period of 2007, are presented in the tables below. Also presented is the related dollar and percentage change in income taxes in the first quarter of 2008 as compared with the corresponding period of 2007.

	Three Months Ended
(in thousands, except percentages)	March 28, 2008	March 30, 2007

Provision for income taxes	$927	$231
As a % of net sales	1.1%	0.3%

Increase	$696
Percent change	301.3%
The increase in the provision for income taxes in the first quarter of 2008 compared to the same period in 2007 was primarily due to higher pre-tax income, state income taxes and interest and penalty on unresolved tax liabilities.
For the three months ended March 28, 2008, our effective tax rate, which includes discrete items, was 6.5% compared to 17.1% for the same period a year ago. The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to the utilization of unbenefited net operating losses and the differential in foreign tax rates offset by non deductible SFAS 123R stock compensation expense. The income tax expense for the current quarter represents federal and state alternative minimum tax and various foreign taxes related to our non-U.S. operations.
As of March 28, 2008, we had a $112.3 million valuation allowance recorded as an offset against all of our U.S. net deferred tax assets and certain foreign net deferred tax assets. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. We will continue to monitor available positive and negative evidence in future periods to determine if any or all of the valuation allowance should be released. If we were to release the entire $112.3 million valuation allowance it would result in a credit to the tax expense of $105.6 million, a credit to goodwill of $5.2 million and a credit to additional paid in capital within stockholders’ equity of $1.5 million. In periods following the release of our valuation allowance we expect to experience a substantial increase in our effective tax rate which would adversely affect our results of operations.
Liquidity and Capital Resources

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007

Cash, cash equivalents and short-term investments	$278,890	$82,856
Net cash provided by (used in) operating activities	$11,877	$(12,205)
Net cash provided by investing activities	$39,151	$1,250
Net cash provided by financing activities	$2,395	$4,056
As of March 28, 2008, cash, cash equivalents and short-term investments totaled $278.9 million, compared to $269.3 million as of December 31, 2007. Cash provided by operations in the first three months of 2008 was $11.9 million, resulting from net income of $13.4 million, adjusted for $5.0 million in non-cash charges and a $6.5 million.

net change in assets and liabilities. The significant non-cash charges included depreciation, amortization and stock-based compensation expense. The net change in assets and liabilities included a decrease in accounts payable primarily from the payment of inventory purchases, a decrease in deferred revenue, a decrease in accrued and other liabilities primarily from the payment of merger-related obligations from our DiviCom acquisition in 2000 and the payment of incentive compensation, which was partially offset by a decrease in accounts receivable from cash collections resulting from strong billings in the fourth quarter of 2007.
To the extent that non-cash items impact our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. In addition, we usually pay our annual incentive compensation to employees in the first quarter.
Net cash provided by investing activities was $39.2 million for the three months ended March 28, 2008, resulting primarily from the maturity of investments which was partially offset by the payment of $2.8 million to optionholders of Rhozet as part of the acquisition in July 2007 and by $1.8 million of capital expenditures primarily for test equipment. Harmonic currently expects capital expenditures to be in the range of $7 million to $8 million during 2008.
Net cash provided by financing activities was $2.4 million for the three months ended March 28, 2008, resulting primarily from proceeds received of $2.4 million from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of March 28, 2008, approximately $1.8 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in six countries. Harmonic paid $4.8 million in the first quarter of 2008, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.8 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 4, 2009. As of March 28, 2008, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable, if obligations were not repaid. At March 28, 2008, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.25% at March 28, 2008). Borrowings are payable monthly and are not collateralized.
Harmonic’s cash and investment balances at March 28, 2008 were $278.9 million. As of March 28, 2008, we held approximately $26.7 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate their cost as of such date. These ARSs, which are invested in preferred securities in closed end funds, all have a credit rating of AA+ or better and the issuers are paying interest at the maximum contractual rate. During the first quarter of 2008, we were able to sell $14.5 million of ARSs through successful auctions and redemptions. The remaining balance of $26.7 million in ARSs that we held as of March 28, 2008 all had failed auctions in the first quarter of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying value of the securities or the collateral have been affected. It is our intent to realize the cash value of these securities during its normal annual operating cycle and accordingly the securities have been classified in short-term investments. While management believes that we will be able to liquidate our ARSs without significant loss, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, we may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss. Nevertheless, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
None as of March 28, 2008.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 3% and 7% of net sales in the first three months of 2008 and 2007, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At March 28, 2008, we had a forward contract to sell Euros totaling $5.4 million that matures during the second quarter of 2008. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of March 28, 2008, our cash, cash equivalents and investments balance was $278.9 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.5 million.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
A derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors on May 15, 2003. It alleges facts similar to those alleged in the securities class action and names Harmonic as a nominal defendant. The action remains pending with no trial date set.
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
Under the terms of the tentative agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs to date, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ counsel will apply for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court.
In the derivative action, recent discussions between the plaintiffs’ counsel and Harmonic have resulted in a tentative agreement to resolve the lawsuit. If finalized, the tentative agreement would release Harmonic and Harmonic’s officers and directors from all claims brought in the lawsuit without any admission of fault on their part. Under the terms of the tentative agreement, the officers and directors will agree that, on their behalf, Harmonic’s insurers will fund the settlement of the securities action as described above. In addition, Harmonic will pay the costs of any notice of the settlement to stockholders, and for the plaintiffs’ legal fees and expenses. This tentative agreement is subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, completion of the settlement of the securities action, and approval by the Superior Court.
Harmonic estimates that it will pay approximately $1.4 million in legal fees and expenses not covered by insurance in connection with proceedings in the securities class action and derivative lawsuits. Harmonic expects to pay its share of the settlement of the securities action and plaintiffs’ legal fees and expenses in the derivative action promptly following preliminary approval of the settlements by the respective courts. Harmonic expects that preliminary approval will occur during the second or third quarter of 2008.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. An appeal by the plaintiffs was heard by a three-judge panel on May 5, 2008. An unfavorable outcome on this or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on this or any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on Harmonic or its operating results, financial position or cash flows.
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
These capital spending patterns are dependent on a variety of factors, including:
•	access to financing;
•	annual budget cycles;
•	the impact of industry consolidation;
•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;
•	overall demand for communication services and consumer acceptance of new video, voice and data services;
•	evolving industry standards and network architectures;
•	competitive pressures, including pricing pressures;
•	discretionary customer spending patterns; and
•	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
•	uncertainty related to development of digital video industry standards;
•	delays associated with the evaluation of new services, new standards and system architectures by many operators;
•	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;
•	a reduction in the amount of capital available to finance projects of our customers and potential customers;
•	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;
•	economic and financial conditions in domestic and international markets; and
•	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. A further deterioration in the U.S. economy or in the economies in other countries from which we generate sales, further deterioration in credit markets, increased tightening of credit, or other factors could also cause additional financial difficulties among our customers, and customers whose financial condition has stabilized may not purchase new equipment at levels we have seen in the past. Financial difficulties among our customers would adversely affect our operating results and financial condition. In addition, industry consolidation has, in the past and may in the future, constrained capital spending among our customers. As a result, we cannot assure you that we will maintain or increase our net sales in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators, our revenue may decline and our operating results would be adversely affected.
Our customer base is concentrated and the loss of one or more of our key customers, or a failure to diversify our customer base, could harm our business.
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first three months of 2008 and the fiscal years 2007 and 2006 accounted for approximately 68%, 53% and 50% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the direct broadcast satellite, or DBS, market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003. News Corporation announced its intention to sell its interest in DIRECTV to Liberty Media in December 2006 and closed the transaction in February 2008. In the telco market, AT&T completed its acquisition of Bell South.
In the first three months of 2008, sales to EchoStar and Comcast accounted for 21% and 17%, respectively, of our net sales. In the fiscal year 2007, sales to Comcast and EchoStar accounted for 16% and 12%, respectively, of our net sales. In the fiscal year 2006, sales to Comcast accounted for 12% of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;
•	changes in market demand;
•	the timing and amount of orders, especially from significant customers;
•	the timing of revenue recognition from solution contracts, which may span several quarters;
•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;
•	the timing of completion of projects;
•	competitive market conditions, including pricing actions by our competitors;
•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;
•	our unpredictable sales cycles;
•	the amount and timing of sales to telcos, which are particularly difficult to predict;
•	new product introductions by our competitors or by us;
•	changes in domestic and international regulatory environments;
•	market acceptance of new or existing products;
•	the cost and availability of components, subassemblies and modules;
•	the mix of our customer base and sales channels;
•	the mix of products sold and the effect it has on gross margins;
•	changes in our operating expenses and extraordinary expenses;
•	impairment of goodwill and intangibles;
•	the outcome of litigation;
•	write-downs of inventory;
•	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;
•	changes in our tax rate, including as a result of changes in our valuation allowance against our deferred tax assets and our expectation that we would experience a substantial increase in our effective tax rate in periods following a potential release of our valuation allowance;
•	the impact of FIN 48, a recently adopted accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;
•	our development of custom products and software;
•	the level of international sales;
•	economic and financial conditions specific to the cable, satellite and telco industries, and
•	general economic conditions.
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

The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
•	new video compression standards such as MPEG-4 ACV/H.264 for both standard definition and high definition services;
•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;
•	the greater use of protocols such as IP;
•	the adoption of switched digital video; and
•	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders, or PVRs.
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
•	convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play” service;
•	the entry of telcos into the video business;
•	the use of digital video by businesses, governments and educators;
•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and
•	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and new services such as VoIP.
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since our acquisition of DiviCom in 2000. New standards, such as MPEG-4 ACV/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 product line which our cable customers continue to require.

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
The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during economic downturns as equipment suppliers compete aggressively for customers’ reduced capital spending. Our competitors for fiber optic products include corporations such as Motorola, Cisco Systems and C-COR, which was recently acquired by Arris. In our video processing and edge and access products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Ericsson, and, in certain product lines, with a number of smaller companies.
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
In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in 2007, we wrote down approximately $7.6 million of net obsolete and excess inventory, with a significant portion of the write-down being due to product transitions. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.
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
We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:
•	difficulties in the assimilation of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition transaction;
•	the diversion of management’s attention from other business;
•	difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;
•	difficulties in the assimilation of different corporate cultures and practices;
•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;
•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and
•	delays in realizing or failure to realize the benefits of an acquisition.
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
Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:
•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.
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
We maintain a facility in Caesarea in the State of Israel with a total of 79 employees as of March 28, 2008, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, and the conflict between Hamas and Fatah have also heightened these risks. We cannot assure you that current or future tensions in the Middle East will not adversely affect our business and results of operations.
We depend on our international sales and are subject to the risks associated with international operations, which may negatively affect our operating results.
Sales to customers outside of the U.S. in the first three months of 2008 and the fiscal years 2007 and 2006 represented 39%, 44% and 49% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;
•	import and export license requirements, tariffs, taxes and other trade barriers;
•	fluctuations in currency exchange rates;
•	difficulty in collecting accounts receivable;
•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;
•	difficulty in staffing and managing foreign operations;
•	political and economic instability, including risks related to terrorist activity; and
•	changes in economic policies by foreign governments.
In the past, certain of our international customers accumulated significant levels of debt and have undertaken reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we have seen in the past.
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
As of March 28, 2008, we held approximately $26.7 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets have restricted our ability from liquidating holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During the first quarter of 2008, we were able to sell $14.5 million of ARSs through successful auctions and redemptions. The remaining balance of $26.7 million in ARSs as of March 28, 2008 all had failed auctions in the first quarter of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term, which will result in our continuing to hold these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. Certain of these issuers of these auction rate securities have announced plans to fully or partially redeem these securities, but we are currently unable to determine whether redemption will occur. In the event we need or desire to access these funds, we may not be able to do so until a future auction on these investments is successful, the issuer redeems the security, or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell ARSs at par, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.
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
Our provision for income taxes is subject to volatility and can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles (including accounting for uncertain tax positions), or interpretations of those changes. Significant judgment is required to make determinations regarding income tax provisions as set forth in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes. If any tax positions taken by us are settled unfavorably, this could adversely impact our provision for income taxes or goodwill, which could have a material and adverse impact on our financial condition, results of operations or cash flows.
In addition, our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying combined balance sheets, as well as net operating losses and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any deferred tax assets recorded on the balance sheet and to provide any necessary allowances as required. As such, determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. As of March 28, 2008, we had a $112.3 million valuation allowance recorded as an offset against all of our U.S. net deferred tax assets and certain foreign net deferred tax assets. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. We will continue to monitor available positive and negative evidence in future periods to determine if any or all of the valuation allowance should be released. If we were to release the entire $112.3 million valuation allowance it would result in a credit to the tax expense of $105.6 million, a credit to goodwill of $5.2 million and a credit to additional paid in capital within stockholders’ equity of $1.5 million. In periods following the release of our valuation allowance we expect to experience a substantial increase in our effective tax rate which would adversely affect our results of operations.
Accounting standards and stock exchange regulations related to equity compensation could adversely affect our earnings, our ability to raise capital and our ability to attract and retain key personnel.
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the three months ended March 28, 2008, stock-based compensation expense recognized under SFAS 123(R) was $1.5 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.
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
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of March 28, 2008 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a majority of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2008.
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
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan, and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such countries. We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.
We are liable for C-Cube’s pre-merger liabilities, including liabilities resulting from the spin-off of its semiconductor business.
Under the terms of the merger agreement with C-Cube, we are generally liable for C-Cube’s pre-merger liabilities. As of March 28, 2008, approximately $1.8 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in six countries. We paid $4.8 million to satisfy a portion of this liability in the first quarter of 2008, but are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, we are required, under the terms of the merger agreement, to refund the difference to

LSI Logic. Conversely, if the settlements are more than the remaining $1.8 million pre-merger liability, LSI Logic is obligated to reimburse us.
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
We rely on value-added resellers and systems integrators for a substantial portion of our sales, and disruptions to, or our failure to develop and manage our relationships with these customers and the processes and procedures that support them could adversely affect our business.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. An appeal by the plaintiffs was heard by a three-judge panel on May 5, 2008. At this time, we are unable to determine whether we will be able to settle this litigation on reasonable terms or at all, nor can we predict the impact of an adverse outcome of this litigation if we elect to defend against it. No estimate can be made of the possible range of loss associated with the resolution of this contingency and accordingly, we have not recorded a liability associated with the outcome of a negotiated settlement or an unfavorable verdict in litigation. A settlement or an unfavorable outcome of this or any other litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.
Our suppliers and customers may have similar claims asserted against them. We have agreed to indemnify some of our suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney’s fees).
We are the subject of litigation which, if adversely determined, could harm our business and operating results.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. An appeal by the plaintiffs was heard by a three-judge panel on May 5, 2008.
In addition, we are involved in other litigation and may be subject to claims arising in the normal course of business. An unfavorable outcome of any of this or any other litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome on this or any other litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.
We have reached a tentative agreement to settle certain outstanding securities class action claims which is subject to certain contingencies, including final execution of a definitive settlement agreement, funding by our insurers, and court approval.
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
Under the terms of the tentative agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs to date, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ counsel will apply for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court.
In the derivative action, recent discussions between the plaintiffs’ counsel and Harmonic have resulted in a tentative agreement to resolve the lawsuit. If finalized, the tentative agreement would release Harmonic and Harmonic’s officers and directors from all claims brought in the lawsuit without any admission of fault on their part. Under the terms of the tentative agreement, the officers and directors will agree that, on their behalf, the Company’s insurers will fund the settlement of the securities action as described above. In addition, Harmonic will pay the costs of any notice of the settlement to stockholders, and for the plaintiffs’ legal fees and expenses. This tentative agreement is subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, completion of the settlements of the securities action, and approval by the Superior Court.
Harmonic estimates that it will pay approximately $1.4 million in legal fees and expenses not covered by insurers in connection with proceedings in the securities class action and derivative lawsuits. Harmonic expects to pay its share of the settlement of the securities action and plaintiffs’ legal fees and expenses in the derivative action promptly following preliminary approval of the settlements by the respective courts. Harmonic expects that preliminary approval will occur during the second or third quarter of 2008.
There can be no assurance that the settlements will be finalized and that definitive settlement agreements will be executed by the parties, either on the terms set forth above or at all. Further, even if we execute definitive settlement agreements, we cannot be certain that the courts will approve the settlements or that all conditions necessary to effectuate the settlements will occur. If definitive settlement agreements are not executed by the parties and approved by the courts, or if for any reason the settlement does not become final, Harmonic and its officers and directors will be required to continue to defend themselves in the securities class action litigation and/or the derivative litigation. An adverse verdict in a trial could require that we pay substantial damages. Any subsequent attempt to settle the litigation matters could be on terms less favorable to Harmonic than those set forth in the tentative agreements described above. A subsequent settlement of the securities class action or derivative action on terms that are different from those outlined above, or an unfavorable outcome of the securities class action or derivative litigation, could have a material adverse effect on our business, operating results, financial position or cash flows.
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
•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;
•	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and
•	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
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
Our common stock price may be extremely volatile, and the value of your investment may decline.
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:
•	general market and economic conditions;
•	actual or anticipated variations in operating results;
•	announcements of technological innovations, new products or new services by us or by our competitors or customers;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;
•	additions or departures of key personnel; and
•	future equity or debt offerings or our announcements of these offerings.
In addition, in recent years, the stock market in general, and the NASDAQ Stock Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. Investors may be unable to sell their shares of our common stock at or above the purchase price.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 7, 2008.

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