Form 10-Q
period 2008-06-27
HARMONIC INC
filed 2008-08-06
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2008

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
Yes  ☐                       No  ☑
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 94,775,074 on July 25, 2008.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	June 27, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$172,668	$129,005
Short-term investments	115,541	140,255
Accounts receivable, net of allowances of $6,493 and $8,194	59,205	69,302
Inventories	32,124	34,251
Deferred income taxes	16,542	3,506
Prepaid expenses and other current assets	14,410	17,489

Total current assets	410,490	393,808
Property and equipment, net	14,681	14,082
Goodwill	42,806	45,793
Intangibles, net	14,640	17,844
Other assets	8,042	4,252

Total assets	$490,659	$475,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,142	20,500
Income taxes payable	467	481
Deferred revenue	23,426	37,865
Accrued liabilities	45,934	51,686

Total current liabilities	80,969	110,532
Accrued excess facilities costs, long-term	8,029	9,907
Income taxes payable, long-term	9,668	8,908
Deferred taxes, long-term	—	3,454
Other non-current liabilities	8,539	8,565

Total liabilities	107,205	141,366

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 94,473 and 93,772 shares issued and outstanding	94	94
Capital in excess of par value	2,257,108	2,246,875
Accumulated deficit	(1,873,568)	(1,912,386)
Accumulated other comprehensive loss	(180)	(170)

Total stockholders’ equity	383,454	334,413

Total liabilities and stockholders’ equity	$490,659	$475,779

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net sales	$89,340	$71,282	$176,617	$141,519

Cost of sales	46,488	40,717	91,486	83,802

Gross profit	42,852	30,565	85,131	57,717

Operating expenses:
Research and development	13,347	9,605	26,540	20,597
Selling, general and administrative	20,022	15,771	37,470	31,446
Amortization of intangibles	160	111	320	222

Total operating expenses	33,529	25,487	64,330	52,265

Income from operations	9,323	5,078	20,801	5,452

Interest income, net	2,245	990	5,262	1,986
Other income (expense), net	(358)	7	(572)	(16)

Income before income taxes	11,210	6,075	25,491	7,422

Provision for (benefit from) income taxes	(14,254)	(174)	(13,327)	57

Net income	$25,464	$6,249	$38,818	$7,365

Net income per share
Basic	$0.27	$0.08	$0.41	$0.09

Diluted	$0.27	$0.08	$0.41	$0.09

Weighted average shares
Basic	94,229	79,361	94,143	79,164

Diluted	95,198	80,480	95,128	80,304

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 27,	June 29,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$38,818	$7,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangibles	3,204	2,151
Depreciation	3,467	3,347
Stock-based compensation	3,250	2,786
Excess tax benefits from stock-based compensation	(2,033)	—
Net loss (gain) on disposal and impairment of fixed assets	9	(60)
Deferred tax assets	(15,098)	—
Other non-cash adjustments, net	(1,274)	4
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	10,029	2,172
Inventories	2,133	(383)
Prepaid expenses and other assets	2,816	(3,702)
Accounts payable	(9,358)	(16,913)
Deferred revenue	(13,246)	1,622
Income taxes payable	850	(664)
Accrued excess facilities costs	(3,171)	(2,646)
Accrued and other liabilities	(3,777)	(5,054)

Net cash provided by (used in) operating activities	16,619	(9,983)

Cash flows from investing activities:
Purchases of investments	(53,439)	(53,843)
Proceeds from maturities and sales of investments	80,545	51,928
Acquisition of property and equipment	(4,075)	(2,482)
Acquisition of Rhozet Corp.	(2,828)	(2,466)

Net cash provided by (used in) investing activities	20,203	(6,863)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,856	5,329
Excess tax benefits from stock-based compensation	2,033	—
Repayments under bank line and term loan	—	(460)
Repayments of capital lease obligations	—	(43)

Net cash provided by financing activities	6,889	4,826

Effect of exchange rate changes on cash and cash equivalents	(48)	(13)

Net increase (decrease) in cash and cash equivalents	43,663	(12,033)
Cash and cash equivalents at beginning of period	129,005	33,454

Cash and cash equivalents at end of period	$172,668	$21,421

Supplemental disclosure of cash flow information:
Income tax payments, net	$952	$768
Interest paid during the period	$—	$66
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” the “Company” or “we”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2008, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
Note 2: Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 - “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
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
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.
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
The purchase price of $16.2 million included $15.5 million of total merger consideration and $0.7 million of transaction expenses. Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash, which was paid in the first quarter of 2008, as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, is being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As of June 27, 2008, approximately $2.3 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock and has been recorded as a long-term liability, and the payment of $0.5 million in cash which has been recorded as a current liability.

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
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed as of the beginning of January 1, 2007. The unaudited pro forma financial information for the three and six months ended June 29, 2007 combines the results for Harmonic for the three and six months ended June 29, 2007, and the historical results of Rhozet for the three and six months ended June 30, 2007. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 29, 2007	June 29, 2007
Net sales	$71,903	$142,583
Net income	$5,203	$5,188
Net income per share — basic	$0.06	$0.06
Net income per share — diluted	$0.06	$0.06
Note 4: Fair Value
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). This statement establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008 and the impact was not significant
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize use of unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value:
-	Level 1 — Quoted prices in active markets for identical assets or liabilities.

-	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term investments primarily use broker quotes in a non-active market for valuation of these securities.

-	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
In accordance with SFAS 157, the following table represents Harmonic’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$167,080	$—	$—	$167,080
U.S. corporate debt	—	67,944	—	67,944
U.S. government agencies	—	33,089	—	33,089
Auction rate securities	—	—	14,508	14,508

	$167,080	$101,033	$14,508	$282,621
Forward exchange contracts	—	4,906	—	4,906

Total assets	$167,080	$105,939	$14,508	$287,527

Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of June 27, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the six month period ended June 27, 2008:

(in thousands)	Level 3
Balance as of December 31, 2007	$—
Transfers in to Level 3	34,863
Sales	(8,130)

Balance as of March 28, 2008	26,733
Sales	(12,289)
Unrealized gain recorded in “Other comprehensive income”	64

Balance as of June 27, 2008	$14,508

The fair value of our auction rate securities at June 27, 2008 were measured using Level 3 inputs. The inputs to the valuation model could no longer be valued by observable market data as of June 27, 2008, and as a result, these securities were classified as Level 3 of the fair value hierarchy under the framework of SFAS 157. Significant inputs to our valuation model for auction rate securities as of June 27, 2008 were based on certain assumptions, including interest rate yield curves, credit quality, the estimated time until liquidity returns to the auction rate securities and valuation estimates.
The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
June 27, 2008
U.S. government debt securities	$33,201	$12	$(124)	$33,089
Certificates of deposit
Corporate debt securities	68,172	84	(312)	67,944
Auction rate securities	14,508	—	—	14,508

Total	$115,881	$96	$(436)	$115,541

December 31, 2007
U.S. government debt securities	$15,886	$13	$(12)	$15,887
Corporate debt securities	90,247	68	(134)	90,181
Auction rate securities	34,187	—	—	34,187

Total	$140,320	$81	$(146)	$140,255

As of June 27, 2008, we held approximately $14.5 million of auction rate securities, or ARSs, classified as short-term investments and we believe the fair value of these securities approximate their par value at the balance sheet date. These ARSs which are invested in preferred securities in closed end funds, all have a credit rating of AA+ or better and the issuers are paying interest at the maximum contractual rate. During the first six months of 2008, the Company was able to sell $20.4 million of auction rate securities through successful auctions and redemptions. The remaining $14.5 million in ARSs held by the Company as of June 27, 2008 all had failed auctions in the first six months of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. It is the Company’s intent to realize the cash value of these securities during its normal operating cycle and accordingly the securities have been classified in short-term investments. Certain of the issuers of the ARSs have announced plans to fully or partially redeem these securities, but we are currently unable to determine whether redemption will occur. While management believes that the Company will be able to liquidate our auction rate securities without significant loss during its normal annual operating cycle, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, the Company may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss.
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
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), there are two available-for-sale securities with a total fair market value at June 27, 2008 of $0.9 million that have been in a continuous unrealized loss position for more than 12 months and the amount of unrealized losses on any individual security and the total investment balance is insignificant as of June 27, 2008. The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
Note 5: Inventories

	June 27,	December 31,
(In thousands)	2008	2007
Raw materials	$7,428	$8,700
Work-in-process	2,128	1,574
Finished goods	22,568	23,977

	$32,124	$34,251

Note 6: Goodwill and Identified Intangibles
The following is a summary of goodwill and intangible assets as of June 27, 2008 and December 31, 2007:

	June 27, 2008			December 31, 2007
			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Identified intangibles:
Developed core technology	$49,444	$(37,718)	$11,726	$49,463	$(34,941)	$14,522
Customer relationships/contracts	33,912	(32,400)	1,512	33,912	(32,234)	1,678
Trademark and tradename	5,334	(4,539)	795	5,337	(4,432)	905
Supply agreement	3,538	(3,538)	—	3,543	(3,543)	—
Maintenance agreements	600	(79)	521	600	(36)	564
Software license and intellectual property	249	(163)	86	249	(74)	175

Subtotal of identified intangibles	93,077	(78,437)	14,640	93,104	(75,260)	17,844
Goodwill	42,806	—	42,806	45,793	—	45,793

Total goodwill and other intangibles	$135,883	$(78,437)	$57,446	$138,897	$(75,260)	$63,637

The changes in the carrying amount of goodwill for the six months ended June 27, 2008 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2007	$45,793
Deferred tax asset adjustment	(2,960)
Foreign currency translation adjustments	(27)

Balance as of June 27, 2008	$42,806

During the second quarter of 2008 an adjustment to goodwill of $3.0 million was recorded due to an adjustment of the tax valuation allowance from the Entone and Rhozet acquisitions.
For the three and six months ended June 27, 2008, the Company recorded a total of $1.5 million and $3.1 million of amortization expense for identified intangibles, of which $1.4 million and $2.8 million was included in cost of sales, respectively. For the three and six months ended June 29, 2007, the Company recorded a total of $1.1 million and $2.2 million of amortization expense for identified intangibles, of which $1.0 million and $2.0 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(in thousands)

Years Ending December 31,	Amounts
2008 (remaining 6 months)	$2,996
2009	5,812
2010	4,441
2011	790
2012	437
2013	115
2014	49

Total	$14,640

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
During the third quarter of 2006, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $3.9 million. This charge related to two buildings which were vacated during the third quarter in connection with a plan to make more efficient use of our Sunnyvale campus in accordance with applicable provisions of FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, during the third quarter of 2006 the Company revised its estimate of expected sublease income with respect to previously vacated facilities and recorded a credit of $1.7 million in accordance with applicable provisions of EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”
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
During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.4 million. This charge primarily related to two buildings in the UK which were vacated in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS No. 146. In the fourth quarter of 2007, the Company recorded a charge in selling, general and administrative expenses of $0.1 million for the remaining building from the closure of BTL.
During the second quarter of 2008, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease terminates in September 2010 and all sublease income has been eliminated from the estimated liability.
As of June 27, 2008, accrued excess facilities cost totaled $14.2 million, of which $6.2 million was included in current accrued liabilities and $8.0 million in other non-current liabilities. The Company incurred cash outlays of $3.2 million during the first six months of 2008 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $3.2 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2008 and to pay the remaining $11.0 million, net of estimated sublease income, over the remaining lease terms through September 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes restructuring activities:

	Excess	Campus	BTL
(in thousands)	Facilities	Consolidation	Closure	Total

Balance at December 31, 2007	$11,150	$4,493	$370	$16,013
Provisions/(recoveries)	(3)	1,396	38	1,431
Cash payments, net of sublease income	(1,966)	(1,084)	(158)	(3,208)

Balance at June 27, 2008	$9,181	$4,805	$250	$14,236

Note 8: Credit Facilities and Long-Term Debt
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 4, 2009. As of June 27, 2008, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At June 27, 2008, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.0% at June 27, 2008). Borrowings are payable monthly and are not collateralized.
Note 9: Benefit Plans
Stock Option Plans. Harmonic has reserved 17,814,000 shares of Common Stock for issuance under various employee stock option plans, which includes an amendment to the 1995 Plan approved by Harmonic’s stockholders in May 2008 and increased the number of shares of common stock reserved for issuance under this plan by 7,500,000. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control.

Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 100,000 shares to 800,000 shares. Harmonic has a total of 778,000 shares of Common Stock reserved for issuance under the Plan. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year.
The following table summarizes activities under the Plans:

	Shares Available	Stock Options	Weighted Average
(In thousands except exercise price)	for Grant	Outstanding	Exercise Price

Balance at December 31, 2007	2,051	9,469	$11.31
Shares authorized	7,600	—	—
Options granted	(2,765)	2,765	8.19
Options exercised	—	(471)	6.61
Options canceled	240	(240)	12.18
Options expired	—	(57)	25.79

Balance at June 27, 2008	7,126	11,466	$10.66

Options vested and exercisable as of June 27, 2008		6,061	$13.07

Options vested and expected-to-vest as of June 27, 2008		11,014	$10.77

The weighted-average fair value of options granted for the six months ended June 27, 2008 was $3.78.
The following table summarizes information regarding stock options outstanding at June 27, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	June 27, 2008	(Years)	Exercise Price	June 27, 2008	Exercise Price
(In thousands, except exercise price and life)
$0.19 – 5.79	947	4.5	$3.81	762	$3.70
5.82 – 6.40	1,768	5.0	5.92	1,164	5.94
6.10 – 8.17	2,845	6.8	8.12	127	7.53
8.20 – 8.59	1,896	5.8	8.23	510	8.22
8.65 – 10.40	2,380	3.8	9.48	2,055	9.50
10.48 – 20.33	354	4.9	11.87	167	12.80
21.44 – 121.68	1,276	1.5	33.45	1,276	33.45

	11,466	4.9	$10.66	6,061	$13.07

The weighted-average remaining contractual life for all exercisable stock options at June 27, 2008 was 3.7 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at June 27, 2008 was 4.8 years.
Aggregate pre-tax intrinsic value of options exercisable at June 27, 2008 was $10.6 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $19.3 million at June 27, 2008. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $9.64 as of June 27, 2008, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.9 million and $1.3 million during the three and six months ended June 27, 2008, respectively.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first six months of 2008 and 2007, the number of shares of stock issued under the purchase plans were 229,808 and 401,061 shares at weighted average prices of $7.58 and $3.90, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $3.04 and $2.14 for the first six months of 2008 and 2007, respectively. At June 27, 2008, 1,583,816 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.1 million and $0.2 million in the three and six months periods ended June 27, 2008.
Stock-based Compensation
The following table summarizes stock-based compensation costs on our Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2008 and June 29, 2007:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007
Employee stock-based compensation in:
Cost of sales	$267	$256	$494	$464

Research and development expense	682	485	1,236	875
Sales, general and administrative expense	782	696	1,520	1,157

Total employee stock-based compensation in operating expense	1,464	1,181	2,756	2,032

Total employee stock-based compensation	1,731	1,437	3,250	2,496
Amount capitalized as inventory	3	(2)	6	14
Total other stock-based compensation(1)	—	141	—	290

Total stock-based compensation	$1,734	$1,576	$3,256	$2,800

(1)	Other stock-based compensation represents charges related to non-employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Expected life (years)	4.75	4.75	4.75	4.75
Volatility	51%	59%	51%	59%
Risk-free interest rate	3.1%	4.8%	3.1%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Expected life (years)	0.5	0.5	0.5	0.5
Volatility	47%	52%	47%	52%
Risk-free interest rate	2.5%	4.9%	2.5%	4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
Note 10: Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, the current year accrual for unrecognized tax benefits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, changes in liabilities for previous years uncertain tax positions and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
In the second quarter of 2008 we released $20.0 million of the valuation allowance as an offset against certain of our U.S and foreign deferred tax assets, of which $15.1 million was taken as a discrete item, $2.9 million as a reduction to goodwill and $2.0 million as an adjustment to Additional Paid in Capital. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. The company determined that a valuation allowance was no longer necessary for a portion of its net deferred tax assets because based on the available evidence it determined that realization of these net assets was more likely than not.
For the six months ended June 27, 2008, our tax rate (benefit)/provision, which includes discrete items, was (52.3%) compared to 0.8% for the same period a year ago. The (52.3%) tax rate benefit is primarily comprised of a discrete valuation allowance release of (59.2%) for the second quarter 2008 and an underlying effective tax rate of 5.1%. The difference between the underlying effective tax rate for the six months ended June 27, 2008 and the federal statutory rate of 35% is primarily attributable to charges due to the differential in foreign tax rates, intercompany license payment and non-deductible SFAS 123R stock compensation expense, offset by benefits due to the utilization of net operating loss carryforwards, alternative minimum tax credits, research tax credits and the release of the valuation allowance.

In addition, during the quarter, an adjustment of $2.9 million was made to the valuation allowance that reduced goodwill from the Entone and Rhozet acquisitions, and an adjustment of $2.0 million as an adjustment to Additional Paid in Capital. The reductions to the valuation allowance of $2.9 million and $2.0 million occurred due to the expected utilization of acquired net operating losses and expected utilization of excess tax benefits from stock-based compensation.
In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”), the Company had gross unrecognized tax benefits, which exclude interest and penalties of approximately $12.1 million as of December 31, 2007, and approximately $12.3 million as of June 27, 2008. We anticipate the unrecognized tax benefits to increase by approximately $31.0 million to $35.0 million in the next 12 months due to the tax uncertainty from the implementation of an international structure and the resulting interest.
We recognized interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended June 27, 2008, we recorded $0.5 million for interest and penalties related to uncertain tax positions resulting in balance at June 27, 2008 of $3.6 million.
The tax years 2001-2007 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
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
The following table shows the potentially dilutive shares, consisting of options, for the periods presented that were excluded from the net income computations because their effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Potentially dilutive options outstanding	8,852	6,561	9,024	9,944

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net income (numerator)	$25,464	$6,249	$38,818	$7,365

Shares calculation (denominator):
Weighted average shares outstanding — basic	94,229	79,361	94,143	79,164
Effect of dilutive securities:
Future issued common stock related to acquisitions	201	—	201	—

Potential common stock relating to stock options and ESPP	768	1,119	784	1,140

Average shares outstanding — diluted	95,198	80,480	95,128	80,304

Net income per share — basic	$0.27	$0.08	$0.41	$0.09

Net income per share — diluted	$0.27	$0.08	$0.41	$0.09

Note 12: Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net income	$25,464	$6,249	$38,818	$7,365
Change in unrealized gain (loss) on investments, net	(277)	(26)	(170)	(20)
Foreign currency translation	(10)	(95)	161	(90)

Total comprehensive income	$25,177	$6,128	$38,809	$7,255

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
Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows:
Geographic Information:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net sales:
United States	$44,304	$38,705	$97,897	$81,027
International	45,036	32,577	78,720	60,492

Total	$89,340	$71,282	$176,617	$141,519

For the three months ended June 27, 2008, sales to Comcast accounted for 18% of net sales. For the six months ended June 27, 2008, sales to Comcast and EchoStar accounted for 17% and 13% of net sales, respectively. For the three and six months ended June 29, 2007, sales to Comcast accounted for 16% and 19% of net sales, respectively. As of June 27, 2008, two customers had a balance of 21% and 10% of our net accounts receivable.
The Company’s assets are primarily located within the United States of America.
Note 14: Related Party
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.2 million and $0.3 million for the three and six months ended June 27, 2008, respectively. As of June 27, 2008, Harmonic had liabilities to JDS Uniphase of an insignificant amount.
Note 15: Guarantees
Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and adjusts based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims.

Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Balance at beginning of the period	$5,622	$5,869	$5,786	$6,061
Accrual for current period warranties	689	871	1,766	1,580
Adjustments for preexisting warranties	586	422	586	422
Warranty costs incurred	(1,263)	(1,106)	(2,504)	(2,007)

Balance at end of the period	$5,634	$6,056	$5,634	$6,056

Standby Letters of Credit. As of June 27, 2008, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds. The maximum amount of potential future payments under these arrangements was $0.3 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through June 27, 2008.
Guarantees. As of June 27, 2008, Harmonic had no other guarantees outstanding.
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
As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, an agreement was reached in March 2008 to resolve the securities class action lawsuit. This agreement releases Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. On July 31, 2008, the District Court issued an order granting preliminary approval of the settlement agreement. The settlement remains subject to certain contingencies, including funding by our insurance carriers and final approval by the District Court. A hearing on final approval has been scheduled in the District Court for October 29, 2008.
In the derivative action, discussions between the plaintiffs’ counsel and Harmonic have resulted in a settlement agreement which will require no payments by the Company or its officers and directors. If finalized, this agreement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit. This agreement remains subject to certain contingencies, including execution by the parties of a written settlement agreement, approval by the Superior Court of the settlement, and final approval by the District Court of the settlement in the securities class action.
Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers have applied for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. The deadline for Harmonic to pay its share of the settlement consideration is August 14, 2008. Based on the conditions stated in SFAS 5, “Accounting for Contingencies”, that the liability had been incurred as of December 31, 2007 and the amount of loss can be reasonably estimated, the Company recorded a provision of $6.4 million in its selling, general and administrative expenses for the year ended December 31, 2007.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. A scheduling conference is set for September 29, 2008. An unfavorable outcome on any litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on these or any other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
▪	Our expectation that customer concentration will continue for the foreseeable future;
▪	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;
▪	Our expectation that, in the periods after the release of our valuation allowance, we would experience a substantial increase in our effective tax rate;
▪	Our expectation that auctions for our auction rate securities held by us will be unsuccessful in the near term;

▪	Our belief that we will be able to liquidate auction rate securities held by us without significant loss;
▪	Our expectation that the net proceeds from our recently completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;
▪	Our expectation that we will record a total of approximately $2.6 million in amortization of intangibles expense in cost of sales in the remaining six months of 2008;
▪	Our expectation that we will record a total of approximately $0.4 million in amortization of intangibles expense in operating expenses in the remaining six months of 2008;
▪	Our expectation that our capital expenditures will be in the range of $7 million to $8 million during 2008;
▪	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;
▪	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;
▪	Our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;
▪	Our expectation regarding the ultimate settlement or resolution of outstanding litigation;
▪	Our expectation that we will make acquisitions in the future;
▪	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;
▪	Our expectation that pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate;
▪	Our expectations regarding our effective tax rate following the reversal of our valuation allowance;
▪	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and
▪	Our expectation that operating results are likely to fluctuate in the future.
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
In the second quarter and first six months of 2008, Harmonic’s net sales were $89.3 million and $176.6 million, representing 25% increases compared to the second quarter and first six months of 2007. The increase in sales in the second quarter and first six months of 2008 compared to the corresponding periods in 2007 were primarily due to stronger demand from our domestic and international satellite and cable customers for products and solutions related to VOD and HDTV, and sales to new customers worldwide. Gross margins increased in the second quarter and first six months of 2008 compared to the corresponding periods in 2007 due to favorable margins from lower average product costs due to cost efficiencies from Harmonic’s sourcing strategy, increased manufacturing volumes and product design innovations.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems we expect this customer concentration to continue for the foreseeable future. In the second quarter of 2008 and the second quarter of 2007, sales to Comcast accounted for 18% and 16% of net sales, respectively. In the first six months of 2008, sales to Comcast and EchoStar accounted for 17% and 13% of net sales, respectively. In the first six months of 2007, sales to Comcast accounted for 19% of net sales.
Sales to customers outside of the U.S. in the second quarter and first six months of 2008 represented 50% and 45% of net sales, respectively, compared to 46% and 43%, respectively, the comparable periods in 2007. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 3% in the first six months of 2008 compared to 6% for the comparable period of 2007. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
In 2001 and 2002 excess facilities and fixed asset impairment charges totaling $52.6 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for `the remainder of the lease. In the third quarter of 2006, we completed our facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. In the third quarter of 2007, we recorded a net credit of $1.4 million resulting primarily from an extension of a subleased building to the lease expiration. During the second quarter of 2008, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease terminates in September 2010 and all sublease income from this building has been eliminated from the calculation of the estimated liability. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
The Company is in the process of expanding its international operations and staff to better support its expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses, other contractual arrangements between the Company and its wholly-owned domestic and foreign subsidiaries and the establishment of an international support center in Europe. The Company’s foreign subsidiaries have acquired certain rights to license the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights will be transferred for an upfront payment. As a result of these changes and an expanding customer base internationally, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its international operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the United States federal statutory rate.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008 and notes to condensed consolidated financial statements as of and for the three and six month periods ended June 27, 2008, included herein. Our most critical accounting policies have not changed since December 31, 2007, except that in the second quarter of 2008 we revised our critical accounting policy related to the accounting for income taxes, and include the following:
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
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In the second quarter of 2008, we released $20.0 million of the valuation allowance as an offset against certain of our U.S. and foreign net deferred tax assets, of which $15.1 million was taken as a discrete item as a reduction to our income tax provision, $2.9 million as a reduction to goodwill, and $2.0 million as an adjustment to Additional Paid in Capital. In accordance with SFAS 109, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. In periods following the release of our valuation allowance our expectation is that the Company will experience a substantial increase in our effective tax rate.
We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We adopted the provisions of FIN 48 as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. If further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.
We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves and penalties as well as the related interest, in light of changing facts and circumstances. Changes in our assessment of our uncertain tax positions or settlement of any particular position could materially impact our income tax rate, financial position and cashflows.
Results of Operations
Harmonic’s historical consolidated statements of operations data for the second quarter and first six months of 2008 and the second quarter and first six months of 2007 as a percentage of net sales, are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net sales	100	100	100	100
Cost of sales	52	57	52	59

Gross profit	48	43	48	41
Operating expenses:
Research and development	15	14	15	15
Selling, general and administrative	22	22	21	22
Amortization of intangibles	—	—	—	—

Total operating expenses	37	36	36	37
Income from operations	11	7	12	4
Interest income, net	2	2	3	1
Other income (expense), net	—	—	—	—

Income before income taxes	13	9	15	5
Provision for income taxes	(16)	—	(7)	—

Net income	29%	9%	22%	5%

Service revenue and service cost of sales was below the 10% threshold in the second quarter and first six months of 2008 and was included in product sales and product cost of sales.

Net Sales — Consolidated
Harmonic’s consolidated net sales in the second quarter and first six months of 2008 compared with the corresponding periods in 2007 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the second quarter and first six months of 2008 compared with the corresponding periods in 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
Sales Data:	2008	2007	2008	2007

Video Processing	$34,082	$28,216	$68,868	$54,166
Edge and Access	41,498	31,117	81,162	66,736
Software, Support and Other	13,760	11,949	26,587	20,617

Net sales	$89,340	$71,282	$176,617	$141,519

Video Processing increase	$5,866		$14,702
Edge and Access increase	10,381		14,426
Software, Support and Other increase	1,811		5,970

Total increase	$18,058		$35,098

Video Processing percent change	20.8%		27.1%
Edge and Access percent change	33.4%		21.6%
Software, Support and Other percent change	15.2%		29.0%
Total percent change	25.3%		24.8%
Net sales increased in the second quarter of 2008 compared to the second quarter of 2007 principally due to stronger demand from our domestic satellite and cable customers for VOD and HDTV deployments, and an increase in the number of new customers internationally. The sales of products of the video processing product line were higher in the second quarter of 2008 compared to the same period in the prior year due to increased spending from domestic satellite customers. The increase in sales of products of the edge and access products line in the second quarter of 2008 compared to the same period in 2007 was primarily due to an increase in sales of the Company’s NSG edgeQAM devices for VOD, switched digital and Cable Modem Termination System, or CMTS, deployments at domestic and international cable operators.
Net sales increased in the first six months of 2008 compared to the first six months of 2007 principally due to stronger demand from our domestic satellite and cable customers for VOD and HDTV deployments, and an increase in the number of new customers internationally. The sales of products of the video processing product line were higher in the first six months of 2008 compared to the same period in the prior year due to increased spending from domestic satellite customers. The increase in sales of products of the edge and access products line in the first six months of 2008 compared to the same period in 2007 was primarily due to an increase in sales of the Company’s NSG edgeQAM devices for VOD, switched digital and Cable Modem Termination System, or CMTS, deployments at domestic and international cable operators. The sales of software, support and other products was higher in the first six months of 2008 compared to the same period in the prior year primarily from software sales of new products and revenue from system integration projects.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the second quarter and first six months of 2008 compared with the corresponding periods in 2007 are presented in the table below. Also presented are the related dollar and percentage changes in domestic and international net sales in the second quarter and first six months of 2008 compared with the corresponding periods in 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
Geographic Sales Data:	2008	2007	2008	2007
U.S.	$44,304	$38,705	$97,868	$81,027
International	45,036	32,577	78,749	60,492

Net sales	$89,340	$71,282	$176,617	$141,519

U.S. increase	$5,599		$16,841
International increase	12,459		18,257

Total increase	$18,058		$35,098

U.S. percent change	14.5%		20.8%
International percent change	38.2%		30.2%
Total percent change	25.3%		24.8%
The increased U.S. sales in the second quarter and first six months of 2008 compared to the corresponding periods in 2007 were principally due to stronger demand from our domestic satellite and cable customers for VOD and HDTV deployments.
International sales in the second quarter and first six months of 2008 increased compared to the corresponding periods in 2007 primarily due to stronger demand from international cable operators and an increase in the number of international customers, primarily in the European and Asian markets. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007 are presented in the tables below. Also presented are the related dollar and percentage changes in gross profit in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Gross profit	$42,852	$30,565	$85,131	$57,717
As a % of net sales	48.0%	42.9%	48.2%	40.8%

Increase	$12,287		$27,414
Percent change	40.2%		47.5%
The increase in gross profit in the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to higher sales of $18.1 million, which was partially offset by an increase of $0.4 million in amortization of intangibles expenses in the second quarter of 2008 compared to the corresponding period of 2007. The gross margin percentage of 48.0% in the second quarter of 2008 compared to 42.9% in the second quarter of 2007 was higher primarily due to increased deployments of Harmonic’s new edgeQAM products in on-demand, switched digital and modular CMTS applications worldwide, as well as lower manufacturing costs resulting from cost efficiencies from our sourcing strategy, higher volumes and product design cost reductions, which increases were partially offset by increased expense from amortization of intangibles.
The increase in gross profit in the first six months of 2008 as compared to the first six months of 2007 was primarily due to higher sales of $35.1 million, which was partially offset by an increase of $0.9 million in amortization of intangibles expenses in the first six months of 2008 compared to the corresponding period of 2007. The gross margin percentage of 48.2% in the first six months of 2008 compared to 40.8% in the first six months of 2007 was higher primarily due to increased deployments of Harmonic’s new edgeQAM products in on-demand, switched digital and modular CMTS applications worldwide, as well as lower manufacturing costs resulting from cost efficiencies from our sourcing strategy, higher volumes and product design cost reductions, which increases were partially offset by increased expense from amortization of intangibles.

In the first six months of 2008, $2.8 million of amortization of intangibles was included in cost of sales compared to $1.9 million in the first six months of 2007. The higher amortization of intangible expense in the first six months of 2008 was due to the amortization of intangibles arising from the Rhozet acquisition which was completed in the third quarter of 2007. We expect to record approximately $2.6 million in amortization of intangibles expenses in cost of sales in the remaining six months of 2008 due to the acquisitions of Entone and Rhozet.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2008, as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Research and development expense	$13,347	$9,605	$26,540	$20,597
As a % of net sales	14.9%	13.5%	15.0%	14.6%

Increase	$3,742		$5,943
Percent change	39.0%		28.9%
The increase in research and development expense in the second quarter of 2008 as compared to the second quarter of 2007 was primarily the result of increased compensation costs of $2.3 million, increased facilities expenses of $0.8 million, increased prototype material expense of $0.2 million, increased stock-based compensation expenses of $0.2 million and increased depreciation expense of $0.1 million. The increased compensation costs in the second quarter of 2008 were related to increased headcount which was partially due to the acquisition of Rhozet in July 2007, increased payroll taxes and higher incentive compensation expenses.
The increase in research and development expense in the first six months of 2008 as compared to the first six months of 2007 was primarily the result of increased compensation costs of $3.4 million, increased facilities expenses of $1.2 million, increased prototype material expense of $0.3 million, increased stock-based compensation expenses of $0.4 million and increased depreciation expense of $0.2 million. The increased compensation costs in the first six months of 2008 was related to increased headcount which is partially due to the acquisition of Rhozet in July 2007, increased payroll taxes and higher incentive compensation
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2008, as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Selling, general and administrative expense	$20,022	$15,771	$37,470	$31,446
As a % of net sales	22.4%	22.1%	21.2%	22.2%

Increase	$4,251		$6,024
Percent change	27.0%		19.2%
The increase in selling, general and administrative expense in the second quarter of 2008 compared to the second quarter of 2007 was primarily a result of higher compensation expense of $1.7 million related to increased headcount, higher incentive compensation and management changes, excess facilities charges of $1.4 million related to a change in estimate for sublease income, higher marketing expenses of $0.7 million related to trade shows, and higher professional services expenses of $0.4 million. Higher legal and accounting fees in the second quarter of 2008 were attributable to costs related to the establishment of an international support center in Europe.
The increase in selling, general and administrative expense in the first six months of 2008 compared to the first six months of 2007 was primarily a result of higher compensation expense of $3.1 million related to increased headcount and incentive compensation, excess facilities charges of $1.4 million related to a change in estimate for sublease income, higher professional services expenses of $0.8 million, higher marketing expenses of $0.7 million related to trade shows and higher travel and entertainment expenses of $0.5 million. Higher professional services fees in the first six months of 2008 were attributable to legal costs related to patents and licensing and costs related to the establishment of an international support center in Europe. The increase in travel and entertainment expenses in the first six months of 2008 were primarily due to higher travel costs associated with selling activities and trade shows.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007 are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Amortization of intangibles	$160	$111	$320	$222
As a % of net sales	0.2%	0.2%	0.2%	0.2%

Decrease	$49		$98
Percent change	44.1%		44.1%
The increases in the amortization of intangibles in the second quarter and first six months of 2008 compared to the corresponding periods of 2007 were primarily due to the acquisition of Rhozet’s intangible assets during the third quarter of 2007. Harmonic expects to record a total of approximately $0.4 million in amortization of intangibles in operating expenses in the remaining six months of 2008 due to the amortization of intangible assets resulting from the acquisitions of Entone and Rhozet.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage changes in interest income, net, in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Interest income, net	$2,245	$990	$5,262	$1,986
As a % of net sales	2.5%	1.4%	3.0%	1.4%

Decrease	$1,255		$3,276
Percent change	126.8%		165.0%
The increases in interest income, net, in the second quarter and first six months of 2008 compared to the corresponding periods of 2007, were due primarily to a higher portfolio balance during the second quarter and first six months of 2008, partially offset by lower interest rates on the investment portfolio. The higher investment balances in the second quarter and first six months of 2008 were attributable primarily to the stock offering completed in the fourth quarter of 2007, which resulted in net proceeds to Harmonic of approximately $141.8 million.

Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage changes in other income (expense), net, in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Other income (expense)	$(358)	$7	$(572)	$(16)
As a % of net sales	(0.4)%	—%	(0.3)%	—%

Increase	$365		$556
Percent change	5,214.3%		3,475.0%
The increases in other expense, net, in the second quarter and first six months of 2008 compared to the corresponding periods of 2007 were primarily due to higher indirect tax expenses and foreign exchange losses on intercompany balances.
Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales in the second quarter and first six months of 2008, as compared with the corresponding periods of 2007, are presented in the tables below. Also presented are the related dollar and percentage changes in income taxes in the second quarter and first six months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Provision for (benefit from) income taxes	$(14,254)	$(174)	$(13,327)	$57
As a % of net sales	(16.0)%	0.2%	(7.5)%	—%

Decrease	$(14,080)		$(13,384)
Percent change	8,092.0%		23,480.7%
The increase in the benefit from income taxes in the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to the release of the valuation allowance against certain deferred tax assets related to the utilization of net operating loss carryforwards, alternative minimum tax carryforwards and research and development carryforwards for which no benefit was taken. In addition, there was an increase due to the licensing to sell existing intellectual property internationally by a foreign subsidiary, and interest and penalty on unresolved tax liabilities.
The increase in the provision for income taxes in the first six months of 2008 compared to the first six months of 2007 was primarily due to the release of the valuation allowance against certain deferred tax assets related to the utilization of net operating loss carryforwards, alternative minimum tax carryforwards and research and development carryforwards for which no benefit was taken. In addition, there was an increase due to the licensing to sell existing intellectual property internationally by a foreign subsidiary, and interest and penalty on unresolved tax liabilities.
In the second quarter of 2008, we released $20.0 million of our valuation allowance as an offset against certain of our U.S. and foreign net deferred tax assets, of which $15.1 million was taken as a discrete item, $2.9 million was taken as a reduction to goodwill and the $2.0 million as an adjustment to Additional Paid in Capital.
In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. The Company determined that a valuation allowance was no longer necessary for a portion of its net deferred tax assets because, based on the available evidence, it determined that realization of these net assets was more likely than not.
For the six months ended June 27, 2008, our tax rate (benefit)/provision, which includes discrete items, was (52.3%) compared to 0.8% for the same period a year ago. The (52.3%) tax rate benefit is primarily comprised of the discrete valuation allowance release of (59.2%) for the second quarter 2008 and an underlying effective tax rate of 5.1%. The difference between the underlying effective tax rate for the six months ended June 27, 2008 and the federal statutory rate of 35% is primarily attributable to charges due to the differential in foreign tax rates, intercompany license payment and non-deductible SFAS 123R stock compensation expense, offset by benefits due to the utilization of net operating loss carryforwards, alternative minimum tax credits, research tax credits and the release of the valuation allowance.

Liquidity and Capital Resources

	Six months Ended
(in thousands)	June 27, 2008	June 29, 2007
Cash, cash equivalents and short-term investments	$288,209	$82,219
Net cash provided by (used in) operating activities	$16,619	$(9,983)
Net cash provided by (used in) investing activities	$20,203	$(6,863)
Net cash provided by financing activities	$6,889	$4,826
As of June 27, 2008, cash, cash equivalents and short-term investments totaled $288.2 million, compared to $269.3 million as of December 31, 2007. Cash provided by operations in the first six months of 2008 was $16.6 million, resulting from net income of $38.8 million, adjusted for $(8.5) million in non-cash charges and a $(13.7) million net change in assets and liabilities. The significant non-cash charges included the tax valuation reversal against certain deferred tax assets, depreciation, stock-based compensation expense and amortization of intangibles. The net change in assets and liabilities included a decrease in deferred revenue, a decrease in accounts payable primarily from the payment of inventory purchases, which was partially offset by a decrease in accounts receivable from cash collections resulting from strong billings in the fourth quarter of 2007.
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
Net cash provided by investing activities was $20.2 million for the six months ended June 27, 2008, resulting primarily from the maturity of investments which was partially offset by the payment of $2.8 million to optionholders of Rhozet as part of the acquisition in July 2007 and by $4.1 million of capital expenditures primarily for test equipment. Harmonic currently expects capital expenditures to be in the range of $7 million to $8 million during 2008.
Net cash provided by financing activities was $6.9 million for the six months ended June 27, 2008, primarily resulting from proceeds received from the exercise of stock options and the sale of our common stock of $4.9 million under our 2002 Purchase Plan and the excess tax benefits from stock-based compensation of $2.0 million.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of June 27, 2008, approximately $1.8 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in six countries. Harmonic paid $4.8 million in the first quarter of 2008, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.8 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 4, 2009. As of June 27, 2008, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable, if obligations were not repaid. At June 27, 2008, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.0% at June 27, 2008). Borrowings are payable monthly and are not collateralized.
Harmonic’s cash and investment balances at June 27, 2008 were $288.2 million. As of June 27, 2008, we held approximately $14.5 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate their par value at the balance sheet date. These ARSs which are invested in preferred securities in closed end funds, all have a credit rating of AA+ or better and the issuers are paying interest at the maximum contractual rate. During the first six months of 2008, the Company was able to sell $20.4 million of ARSs through successful auctions and redemptions. The remaining balance of $14.5 million in ARSs that we held as of June 27, 2008 all had failed auctions in the first six months of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. It is our intent to realize the cash value of these securities during our normal annual operating cycle and accordingly the securities have been classified in short-term investments. While management believes that we will be able to liquidate our ARSs without significant loss, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, we may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss. Nevertheless, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months, including the final settlement and payment of C-Cube’s pre-merger liabilities. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
None as of June 27, 2008.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 3% and 6% of net sales in the first six months of 2008 and 2007, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At June 27, 2008, we had a forward contract to sell Euros totaling $4.9 million that matures during the third quarter of 2008. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio primarily includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of June 27, 2008, our cash, cash equivalents and investments balance was $288.2 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $1.1 million.
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
As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, an agreement was reached in March 2008 to resolve the securities class action lawsuit. This agreement releases Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. On July 31, 2008, the District Court issued an order granting preliminary approval of the settlement agreement. The settlement remains subject to certain contingencies, including funding by our insurance carriers and final approval by the District Court. A hearing on final approval has been scheduled in the District Court for October 29, 2008.
In the derivative action, discussions between the plaintiffs’ counsel and Harmonic have resulted in a settlement agreement which will require no payments by the Company or its officers and directors. If finalized, this agreement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit. This agreement remains subject to certain contingencies, including execution by the parties of a written settlement agreement, approval by the Superior Court of the settlement, and final approval by the District Court of the settlement in the securities class action.
Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers have applied for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. The deadline for Harmonic to pay its share of the settlement consideration is August 14, 2008.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. A scheduling conference is set for September 29, 2008. An unfavorable outcome on this or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on this or any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
These capital spending patterns are dependent on a variety of factors, including:
▪	access to financing;

▪	annual budget cycles;

▪	the impact of industry consolidation;

▪	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

▪	overall demand for communication services and consumer acceptance of new video, voice and data services;

▪	evolving industry standards and network architectures;

▪	competitive pressures, including pricing pressures;

▪	discretionary customer spending patterns; and

▪	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
▪	uncertainty related to development of digital video industry standards;

▪	delays associated with the evaluation of new services, new standards and system architectures

▪	by many operators;

▪	emphasis on generating revenue from existing customers by operators instead of new construction

▪	or network upgrades;

▪	a reduction in the amount of capital available to finance projects of our customers and potential

▪	customers;

▪	proposed and completed business combinations and divestitures by our customers and regulatory

▪	review thereof;

▪	economic and financial conditions in domestic and international markets; and

▪	bankruptcies and financial restructuring of major customers.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first six months of 2008 and the fiscal years 2007 and 2006 accounted for approximately 56%, 53% and 50% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the direct broadcast satellite, or DBS, market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003. News Corporation announced its intention to sell its interest in DIRECTV to Liberty Media in December 2006 and closed the transaction in February 2008. In the telco market, AT&T completed its acquisition of Bell South.
In the first six months of 2008, sales to Comcast and EchoStar accounted for 17% and 13%, respectively, of our net sales. In the fiscal year 2007, sales to Comcast and EchoStar accounted for 16% and 12%, respectively, of our net sales. In the fiscal year 2006, sales to Comcast accounted for 12% of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
▪	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

▪	changes in market demand;

▪	the timing and amount of orders, especially from significant customers;

▪	the timing of revenue recognition from solution contracts, which may span several quarters;

▪	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

▪	the timing of completion of projects;

▪	competitive market conditions, including pricing actions by our competitors;

▪	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

▪	our unpredictable sales cycles;

▪	the amount and timing of sales to telcos, which are particularly difficult to predict;

▪	new product introductions by our competitors or by us;

▪	changes in domestic and international regulatory environments;

▪	market acceptance of new or existing products;

▪	the cost and availability of components, subassemblies and modules;

▪	the mix of our customer base and sales channels;

▪	the mix of products sold and the effect it has on gross margins;

▪	changes in our operating expenses and extraordinary expenses;

▪	impairment of goodwill and intangibles;

▪	the outcome of litigation;

▪	write-downs of inventory;

▪	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

▪	changes in our tax rate, including as a result of changes in our valuation allowance against our deferred tax assets and our expectation that we would experience a substantial increase in our effective tax rate in periods following the release of our valuation allowance;

▪	the impact of FIN 48, a recently adopted accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

▪	our development of custom products and software;

▪	the level of international sales;

▪	economic and financial conditions specific to the cable, satellite and telco industries, and

▪	general economic conditions.
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
Sales to customers outside of the U.S. in the first six months of 2008 and the fiscal years 2007 and 2008 represented 45%, 44% and 49% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
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
Our future effective tax rates could be affected by the allocation of our income among different geographic regions, which could affect our future operating results, financial condition and cash flows.
In the second quarter of 2008, we released $20.0 million of our valuation allowance as an offset against certain of our U.S. and foreign net deferred tax assets, of which $15.1 million was taken as a discrete item, $2.9 million of which was taken as a reduction to goodwill and $2.0 million of which was an adjustment to Additional Paid in Capital.  In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, our expectations regarding future taxable income and implemented tax planning strategies. The Company determined that a valuation allowance was no longer necessary for a portion of its net deferred tax assets because, based on the available evidence, we determined that realization of these net assets was more likely than not.
We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Notwithstanding our efforts to create a more efficient structure, our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate in future periods will be less than the United States federal statutory rate.
We face risks associated with having important facilities and resources located in Israel.
We maintain a facility in Caesarea in the State of Israel with a total of 78 employees as of June 27, 2008, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any recurrence of the recent conflict in Israel and Lebanon could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, the conflict between Hamas and Fatah, and the escalation of concerns over Iran’s nuclear program have also heightened these risks. We cannot assure you that current or future tensions in the Middle East will not adversely affect our business and results of operations.
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
Adverse economic conditions in markets in which we operate may harm our business. If economic growth in the United States and in other countries continues to slow, many customers may delay or reduce their technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
As of June 27, 2008, we held approximately $14.5 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets have restricted our ability from liquidating holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During the first six months of 2008, we were able to sell $20.4 million of ARSs through successful auctions and redemptions. The remaining balance of $14.5 million in ARSs as of June 27, 2008 all had failed auctions in the first six months of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term, which will result in our continuing to hold these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. Certain of these issuers of these auction rate securities have announced plans to fully or partially redeem these securities, but we are unable to determine whether redemption will occur. In the event we need or desire to access these funds, we may not be able to do so until a future auction on these investments is successful, the issuer redeems the security, or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell ARSs at par, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.

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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the six months ended June 27, 2008, stock-based compensation expense recognized under SFAS 123(R) was $3.3 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.
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
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of June 27, 2008 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
Under the terms of the merger agreement with C-Cube, we are generally liable for C-Cube’s pre-merger liabilities. As of June 27, 2008, approximately $1.8 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in six countries. We paid $4.8 million to satisfy a portion of this liability in the first quarter of 2008, but are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, we are required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.8 million pre-merger liability, LSI Logic is obligated to reimburse us.
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
We currently hold 40 issued U.S. patents and 19 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. A scheduling conference is set for September 29, 2008. An unfavorable outcome on any of these litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome of this or any other litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. A scheduling conference is set for September 29, 2008.
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
As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, an agreement was reached in March 2008 to resolve the securities class action lawsuit. This agreement releases Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. On July 31, 2008, the District Court issued an order granting preliminary approval of the settlement agreement. The settlement remains subject to certain contingencies, including funding by our insurance carriers and final approval by the District Court. A hearing on final approval has been scheduled in the District Court for October 29, 2008.
Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers have applied for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. The deadline for Harmonic to pay its share of the settlement consideration is August 14, 2008.
In the derivative action, discussions between the plaintiffs’ counsel and Harmonic have resulted in a settlement agreement which will require no payments by the Company or its officers and directors. This agreement remains subject to certain contingencies, including execution by the parties of a written settlement agreement, approval by the Superior Court of the settlement, and final approval by the District Court of the settlement in the securities class action. There can be no assurance that the settlements will be finalized and that definitive settlement agreements will be executed by the parties, either on the terms set forth above or at all. Further, even if we execute definitive settlement agreements, we cannot be certain that the courts will approve the settlements or that all conditions necessary to effectuate the settlements will occur. If definitive settlement agreements are not executed by the parties and approved by the courts, or if for any reason the settlement does not become final, Harmonic and its officers and directors will be required to continue to defend themselves in the securities class action litigation and/or the derivative litigation. An adverse verdict in a trial could require that we pay substantial damages. Any subsequent attempt to settle the litigation matters could be on terms less favorable to Harmonic than those set forth in the tentative agreements described above. A subsequent settlement of the securities class action or derivative action on terms that are different from those outlined above, or an unfavorable outcome of the securities class action or derivative litigation, could have a material adverse effect on our business, operating results, financial position or cash flows.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders of the Company, held on May 15, 2008, the following matters were acted upon by the stockholders of the Company:
1.	The election of Anthony J. Ley, Patrick J. Harshman, Harold Covert, Patrick Gallagher, E. Floyd Kvamme, William F. Reddersen, Lewis Solomon, and David R. Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2.	Approval of amendments to the 1995 Stock Plan (the “1995 Plan”) to (i) increase the number of shares of common stock reserved for issuance by 7,500,000 shares, (ii) approve the material terms of the 1995 Plan and the performance goals thereunder for Internal Revenue Code Section 162(m) purposes, (iii) extend the 1995 Plan’s term to March 1, 2018, and (iv) amend the 1995 Plan’s share counting provisions.

3.	Approval of amendments to the 2002 Director Option Plan ( the “2002 Plan”) to (i) add the ability to grant restricted stock units, (ii) provide more flexibility in setting the amount and mix of automatic awards under the 2002 Plan, (iii) provide the ability to make discretionary grants, (iv) increase the number of shares of common stock reserved for issuance by 100,000 shares, (v) amend the 2002 Plan’s share counting provisions, (vi) extend the 2002 Plan’s term to May 14, 2018, and (vii) rename the 2002 Plan to the “2002 Director Stock Plan,” and

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 94,097,610, and 86,173,170 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld
Proposal 1–
Election of Directors
Harold Covert	85,493,383	679,787
Patrick Gallagher	85,503,111	670,059
Patrick J. Harshman	85,089,096	1,084,074
Anthony J. Ley	84,237,626	1,935,544
E. Floyd Kvamme	84,727,372	1,445,798
William F. Reddersen	85,507,435	665,735
Lewis Solomon	85,155,319	1,017,851
David R. Van Valkenburg	85,154,729	1,018,441

				Broker Non-
	Votes For	Votes Against	Abstain	Vote
Proposal 2–
1995 Stock Plan Amendments	52,702,866	6,982,212	817,422	25,670,670

Proposal 3–
2002 Director Option Plan Amendments	54,254,657	5,421,900	825,943	25,670,670

Proposal 4–
Ratification of PricewaterhouseCoopers LLP	85,205,465	771,861	195,844	—
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 5, 2008.

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