Form 10-Q
period 2008-09-26
HARMONIC INC
filed 2008-11-04
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period Ended September 26, 2008.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-25826

HARMONIC INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

549 Baltic Way
Sunnyvale, CA 94089
(408) 542-2500

(Address, including zip code, and telephone number,
including area code, of Registrants’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       [X]            No       [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: [ ]	Accelerated filer: [X]	Non-accelerated filer: [ ]	Smaller reporting company:[ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       [   ]           No       [X]

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 95,013,945 on October 24, 2008.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	September 26, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$169,593	$129,005
Short-term investments	123,816	140,255
Accounts receivable, net of allowances of $7,894 and $8,194	75,949	69,302
Inventories	32,530	34,251
Deferred income taxes	26,964	3,506
Prepaid expenses and other current assets	11,692	17,489

Total current assets	440,544	393,808
Property and equipment, net	14,894	14,082
Goodwill	42,613	45,793
Intangibles, net	13,598	17,844
Other assets	27,971	4,252

Total assets	$539,620	$475,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,688	$20,500
Income taxes payable	46	481
Deferred revenue	29,378	37,865
Accrued liabilities	40,589	51,686

Total current liabilities	82,701	110,532
Accrued excess facilities costs, long-term	6,584	9,907
Income taxes payable, long-term	40,773	8,908
Deferred taxes, long-term	—	3,454
Other non-current liabilities	8,511	8,565

Total liabilities	138,569	141,366

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 94,998 and 93,772 shares issued and outstanding	95	94
Capital in excess of par value	2,263,679	2,246,875
Accumulated deficit	(1,861,603)	(1,912,386)
Accumulated other comprehensive loss	(1,120)	(170)

Total stockholders’ equity	401,051	334,413

Total liabilities and stockholders’ equity	$539,620	$475,779

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net sales	$91,455	$82,295	$268,071	$223,814

Cost of sales	47,259	46,652	138,744	130,454

Gross profit	44,196	35,643	129,327	93,360

Operating expenses:
Research and development	13,724	11,018	40,264	31,615
Selling, general and administrative	19,254	14,911	56,725	46,357
Write-off of acquired in-process technology	—	700	—	700
Amortization of intangibles	160	143	479	365

Total operating expenses	33,138	26,772	97,468	79,037

Income from operations	11,058	8,871	31,859	14,323

Interest income, net	2,286	1,238	7,548	3,224
Other income (expense), net	(1,450)	58	(2,022)	42

Income before income taxes	11,894	10,167	37,385	17,589
Provision for (benefit from) income taxes	(71)	750	(13,398)	807

Net income	$11,965	$9,417	$50,783	$16,782

Net income per share
Basic	$0.13	$0.12	$0.54	$0.21

Diluted	$0.12	$0.12	$0.53	$0.21

Weighted average shares
Basic	94,805	80,371	94,365	79,570

Diluted	95,863	81,642	95,491	80,743

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 26,	September 28,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$50,783	$16,782
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	4,746	3,661
Write-off of acquired in-process technology	—	700
Depreciation	5,215	5,089
Stock-based compensation	5,470	4,475
Excess tax benefits from stock-based compensation	(2,864)	—
Loss on impairment of investment	845	—
Net loss (gain) on disposal and impairment of fixed assets	22	(31)
Deferred tax assets	(46,249)	—
Other non-cash adjustments, net	(2,090)	(386)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(6,612)	(4,234)
Inventories	1,741	5,777
Prepaid expenses and other assets	5,755	1,108
Accounts payable	(7,812)	(18,217)
Deferred revenue	(6,967)	3,714
Income taxes payable	31,430	(271)
Accrued excess facilities costs	(4,808)	(5,661)
Accrued and other liabilities	(9,939)	(3,242)

Net cash provided by operating activities	18,666	9,264

Cash flows from investing activities:
Purchases of investments	(91,868)	(70,507)
Proceeds from maturities and sales of investments	109,363	71,578
Acquisition of property and equipment	(6,049)	(4,193)
Acquisition of intellectual property	(500)	—
Acquisition of Rhozet Corp, net of cash received	(2,828)	(1,370)
Redemption/(purchase) of Entone, Inc. convertible note	2,500	(2,500)
Acquisition costs related to the merger of Entone Technologies, Inc.	—	(2,466)

Net cash provided by (used in) investing activities	10,618	(9,458)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,367	8,292
Excess tax benefits from stock-based compensation	2,864	—
Repayments under bank line and term loan	—	(460)
Repayments of capital lease obligations	—	(65)

Net cash provided by financing activities	11,231	7,767

Effect of exchange rate changes on cash and cash equivalents	73	(34)

Net increase in cash and cash equivalents	40,588	7,539
Cash and cash equivalents at beginning of period	129,005	33,454

Cash and cash equivalents at end of period	$169,593	$40,993

Supplemental disclosure of cash flow information:
Income tax payments, net	$1,527	$1,132
Interest paid during the period	$—	$66
Non-cash investing and financing activities
Issuance of restricted common stock for Rhozet acquisition	$—	$8,424
Liability for future issuance of common stock for Rhozet acquisition	$—	$1,870
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
In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated results of operations and financial condition for the period covered by this quarterly report on Form 10-Q.
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
The purchase price of $16.2 million included $15.5 million of total merger consideration and $0.7 million of transaction expenses. Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash, which was paid in the first quarter of 2008, as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, is being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As of September 26, 2008, approximately $2.3 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock and has been recorded as a long-term liability, and the payment of $0.5 million in cash which has been recorded as a current liability.
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
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed as of the beginning of January 1, 2007. The unaudited pro forma financial information for the three and nine months ended September 28, 2007 combines the results for Harmonic for the three and nine months ended September 28, 2007, and the historical results of Rhozet for the one and seven months ended July 31, 2007. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 28, 2007	September 28, 2007
Net sales	$82,553	$225,136
Net income	$8,603	$13,513
Net income per share — basic	$0.11	$0.17
Net income per share — diluted	$0.10	$0.17
NOTE 4: FAIR VALUE
In September 2006, FASB issued SFAS 157. This statement establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008 and the impact was not significant.
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
In accordance with SFAS 157, the following table represents Harmonic’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$142,164	$—	$—	$142,164
U.S. corporate debt	—	73,526	—	73,526
U.S. government agencies	—	35,925	—	35,925
Auction rate securities	—	—	14,365	14,365

	$142,164	$109,451	$14,365	$265,980
Forward exchange contracts	—	5,666	—	5,666

Total assets	$142,164	$115,117	$14,365	$271,646

Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of September 26, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the nine month period ended September 26, 2008:

(in thousands)	Level 3
Balance as of December 31, 2007	$—
Transfers in to Level 3	34,863
Sales	(8,130)

Balance as of March 28, 2008	26,733
Sales	(12,289)
Unrealized gain recorded in “Other comprehensive income”	64

Balance as of June 27, 2008	14,508
Unrealized loss recorded in “Other comprehensive income”	(143)

Balance as of September 26, 2008	$14,365

The fair value of our auction rate securities at September 26, 2008 were measured using Level 3 inputs. The inputs to the valuation model could no longer be valued by observable market data as of September 26, 2008, and as a result, these securities were classified as Level 3 of the fair value hierarchy under the framework of SFAS 157. Significant inputs to our valuation model for auction rate securities as of September 26, 2008 were based on certain assumptions, including interest rate yield curves, credit quality, the estimated time until liquidity returns to the auction rate securities and valuation estimates.
The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
September 26, 2008
U.S. government debt securities	$36,067	$—	$(142)	$35,925
Corporate debt securities	75,375	25	(1,874)	73,526
Auction rate securities	14,365	—	—	14,365

Total	$125,807	$25	$(2,016)	$123,816

December 31, 2007
U.S. government debt securities	$15,886	$13	$(12)	$15,887
Corporate debt securities	90,247	68	(134)	90,181
Auction rate securities	34,187	—	—	34,187

Total	$140,320	$81	$(146)	$140,255

As of September 26, 2008, the fair value of certain of the Company’s short-term investments was less than their cost basis. These unrealized losses as a result of the decline in the fair value of such investments were primarily due to the current credit crisis in addition to changes in interest rates. Management reviewed various factors to determine the fair market value of our investments and whether to recognize an impairment charge related to these unrealized losses including, the current financial and credit market environment, the financial condition and near term prospects of the issuer of the short-term investment, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of short-term investments were other-than-temporary and recorded an impairment charge for one security of $0.8 million for the three month period ended September 26, 2008, which is included in other income (expense), net, in the accompanying condensed consolidated statements of operations. The impairment charge recognized during the three-month period ended September 26, 2008 relates to a marketable security issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive loss.

As of September 26, 2008, we held approximately $14.4 million of auction rate securities, or ARSs, classified as short-term investments and we believe the fair value of these securities approximate their par value at the balance sheet date. These ARSs, which are invested in preferred securities in closed end funds, all have a credit rating of AA or better and the issuers are paying interest at the maximum contractual rate. During the first nine months of 2008, the Company was able to sell $20.4 million of auction rate securities through successful auctions and redemptions. The remaining $14.4 million in ARSs held by the Company as of September 26, 2008 all had failed auctions in the first nine months of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. It is the Company’s intent to realize the cash value of these securities during its normal operating cycle and accordingly the securities have been classified in short-term investments. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which the Company would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. While management believes that the Company will be able to liquidate our auction rate securities without significant loss during its normal annual operating cycle, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, the Company may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss.
Impairment of Investments
We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the current financial and credit market environment, the financial condition and near term prospects of the issuer of the investment, the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow any anticipated recovery in fair value.
In the third quarter of 2008, we recorded an impairment of $0.8 million in other expense on an investment in the unsecured debt of Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008.
In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), there is one available-for-sale security with a total fair market value at September 26, 2008 of $0.4 million that has been in a continuous unrealized loss position for more than 12 months, however the amount of unrealized losses on that security is insignificant as of September 26, 2008. The decline in the estimated fair value of the Company’s these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.
NOTE 5: INVENTORIES

	September 26,	December 31,
(In Thousands)	2008	2007
Raw materials	$8,192	$8,700
Work-in-process	2,315	1,574
Finished goods	22,023	23,977

	$32,530	$34,251

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of September 26, 2008 and December 31, 2007:

	September 26, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Developed core technology	$49,745	$(38,934)	$10,811	$49,463	$(34,941)	$14,522
Customer relationships/contracts	33,908	(32,479)	1,429	33,912	(32,234)	1,678
Trademark and tradename	5,312	(4,572)	740	5,337	(4,432)	905
Supply agreement	3,501	(3,501)	—	3,543	(3,543)	—
Maintenance agreements	600	(100)	500	600	(36)	564
Software license, intellectual property and assembled workforce	309	(191)	118	249	(74)	175

Subtotal of identified intangibles	93,375	(79,777)	13,598	93,104	(75,260)	17,844
Goodwill	42,613	—	42,613	45,793	—	45,793

Total goodwill and other intangibles	$135,988	$(79,777)	$56,211	$138,897	$(75,260)	$63,637

The changes in the carrying amount of goodwill for the nine months ended September 26, 2008 are as follows:

(In Thousands)	Goodwill
Balance as of December 31, 2007	$45,793
Deferred tax asset adjustment	(2,960)
Foreign currency translation adjustments	(220)

Balance as of September 26, 2008	$42,613

During the second quarter of 2008 an adjustment to goodwill of $3.0 million was recorded due to an adjustment of the tax valuation allowance from the Entone and Rhozet acquisitions.
During the third quarter of 2008, the Company purchased certain assets, including intellectual property for $0.5 million in cash. This intellectual property will be utilized in furthering the capabilities of the Company’s IP-based video solutions over cable network infrastructures. The purchase price was allocated between developed technology and assembled workforce and both have a useful life of 2.5 years.
For the three and nine months ended September 26, 2008, the Company recorded a total of $1.5 million and $4.6 million of amortization expense for identified intangibles, of which $1.4 million and $4.2 million was included in cost of sales, respectively. For the three and nine months ended September 28, 2007, the Company recorded a total of $1.5 million and $3.7 million of amortization expense for identified intangibles, of which $1.3 million and $3.3 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

(In Thousands)

Years Ending December 31,	Amounts
2008 (remaining 3 months)	$1,529
2009	6,012
2010	4,641
2011	815
2012	437
2013	115
2014	49

Total	$13,598

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES
In 2001 and 2002, excess facilities charges totaling $44.3 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market.
In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of an unoccupied building for the remainder of the lease. During the third quarter of 2006, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $3.9 million. In addition, during the third quarter of 2006 the Company revised its estimate of expected sublease income with respect to previously vacated facilities and recorded a credit of $1.7 million.
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
During the third quarter of 2008, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.2 million from a revised estimate of expected sublease income of two buildings in England. The leases terminate in October 2010 and all sublease income has been eliminated from the estimated liability.
As of September 26, 2008, accrued excess facilities cost totaled $12.9 million, of which $6.4 million was included in current accrued liabilities and $6.5 million in other non-current liabilities. The Company incurred cash outlays of $4.8 million during the first nine months of 2008 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $1.3 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2008 and to pay the remaining $11.6 million, net of estimated sublease income, over the remaining lease terms through October 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.

The following table summarizes restructuring activities:

	Excess	Campus	BTL
(In Thousands)	Facilities	Consolidation	Closure	Total
Balance at December 31, 2007	$11,150	$4,493	$370	$16,013
Provisions/(recoveries)	(10)	1,463	263	1,716
Cash payments, net of sublease income	(2,949)	(1,639)	(197)	(4,785)

Balance at September 26, 2008	$8,191	$4,317	$436	$12,944

NOTE 8: CREDIT FACILITIES AND LONG-TERM DEBT
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 4, 2009. As of September 26, 2008, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At September 26, 2008, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.0% at September 26, 2008). Borrowings are payable monthly and are not collateralized.
NOTE 9: BENEFIT PLANS
Stock Option Plans. Harmonic has reserved 17,554,000 shares of Common Stock for issuance under various employee stock option plans, which includes an amendment to the 1995 Plan approved by Harmonic’s stockholders in May 2008 and increased the number of shares of common stock reserved for issuance under this plan by 7,500,000. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Stock Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 100,000 shares to 800,000 shares. Harmonic has a total of 667,000 shares of Common Stock reserved for issuance under the Plan. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, are granted at fair market value of the stock at the date of grant and vest after one year. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the third quarter of 2008, each non-employee director received restricted stock units valued at $80,000 on July 31, 2008, which will vest on May 15, 2009.

The following table summarizes activities under the Plans:

		Outstanding Options
	Shares Available	Number	Weighted Average
(In thousands except exercise price)	for Grant	of Shares	Exercise Price
Balance at December 31, 2007	2,051	9,469	$11.31
Shares authorized	7,600	—	—
Restricted stock units granted	(144)	—	—
Options granted	(2,861)	2,861	8.21
Options exercised	—	(757)	6.17
Options canceled	701	(701)	14.02
Options expired	—	(70)	25.66

Balance at September 26, 2008	7,347	10,802	$10.58

Options vested and exercisable as of September 26, 2008		5,717	$12.85

Options vested and expected-to-vest as of September 26, 2008		10,417	$10.67

The weighted-average fair value of options granted for the nine months ended September 26, 2008 was $3.79.
The following table summarizes information regarding stock options outstanding at September 26, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding at	Remaining		Exercisable at	Weighted
Range of Exercise	September 26,	Contractual Life	Weighted-Average	September 26,	Average
Prices	2008	(Years)	Exercise Price	2008	Exercise Price
(In thousands, except exercise price and life)
$0.19 -- 5.86	1,355	5.4	$4.68	1,103	$4.63
5.87 -- 7.60	1,165	4.5	6.05	772	6.06
7.67 -- 8.17	2,739	6.6	8.16	67	8.00
8.20 -- 8.93	2,375	5.4	8.37	1,077	8.50
8.95 -- 11.33	1,972	3.9	9.76	1,502	9.68
11.45 -- 22.34	117	2.7	13.51	117	13.52
22.78 -- 121.68	1,079	1.5	35.08	1,079	35.08

	10,802	4.9	$10.58	5,717	$12.85

The weighted-average remaining contractual life for all exercisable stock options at September 26, 2008 was 3.8 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at September 26, 2008 was 4.8 years.
Aggregate pre-tax intrinsic value of options exercisable at September 26, 2008 was $6.9 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $10.9 million at September 26, 2008. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $8.73 as of September 26, 2008, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.9 million and $2.3 million during the three and nine months ended September 26, 2008, respectively.
Shares of RSUs granted have been deducted from the shares available for grant under the Company’s stock option plans using a factor of two times the number of RSUs granted. Outstanding RSU balances were not included in the outstanding options balances in the above table. A summary of the Company’s RSU activity and related information for the three months ended September 26, 2008 is set forth in the following table:

Weighted Average
	Number of	Grant Date Fair	Aggregate
(In thousands except exercise price)	Shares	Value	Intrinsic Value
Balance at June 27, 2008	—	$—
Restricted stock units granted	72	7.79
Restricted stock units vested	—	—
Restricted stock units cancelled	—	—

Balance at September 26, 2008	72	$7.79	$628

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first nine months of 2008 and 2007, the number of shares of stock issued under the purchase plans were 468,545 and 669,871 shares at weighted average prices of $7.88 and $4.82, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.86 and $2.38 for the first nine months of 2008 and 2007, respectively. At September 26, 2008, 1,345,079 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.1 million and $0.3 million in the three and nine months periods ended September 26, 2008.
Stock-based Compensation
The following table summarizes stock-based compensation costs on our Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2008 and September 28, 2007:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In Thousands)	2008	2007	2008	2007
Employee stock-based compensation in:
Cost of sales	$325	$255	$819	$719

Research and development expense	785	563	2,021	1,438
Sales, general and administrative expense	1,110	822	2,630	1,979

Total employee stock-based compensation in operating expense	1,895	1,385	4,651	3,417

Total employee stock-based compensation	2,220	1,640	5,470	4,136
Amount capitalized as inventory	10	(5)	16	9
Total other stock-based compensation(1)	—	48	—	339

Total stock-based compensation	$2,230	$1,683	$5,486	$4,484

(1)	Other stock-based compensation represents charges related to non-employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Expected life (years)	4.75	4.75	4.75	4.75
Volatility	52%	56%	51%	59%
Risk-free interest rate	3.3%	4.6%	3.1%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Expected life (years)	0.5	0.5	0.5	0.5
Volatility	46%	50%	46%	51%
Risk-free interest rate	2.1%	4.9%	2.3%	4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
For the nine months ended September 26, 2008, our tax rate benefit, which includes discrete items, was 35.8% compared to a tax provision of 4.6% for the same period a year ago. The 35.8% tax rate benefit for the nine months ended is comprised of discrete items of 41.4%, primarily due to our discrete valuation allowance release and an underlying effective tax rate of 5.6%. The difference between the underlying effective tax rate for the nine months ended September 26, 2008 and the federal statutory rate of 35% is primarily attributable to charges due to the differential in foreign tax rates, intercompany license payment and non-deductible SFAS 123(R) stock compensation expense, offset by benefits due to the utilization of net operating loss carryforwards, alternative minimum tax credits, research tax credits and the release of the valuation allowance attributable to current year income.
On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, which reinstated the federal research tax credit and is effective retroactively to January 1, 2008. The effect of the reinstatement of this tax credit will be recorded in the fourth quarter of 2008.
In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. In the second quarter of 2008 the company determined that a valuation allowance was no longer necessary for a portion of its net deferred tax assets because based on the available evidence it determined that realization of these net deferred tax assets was more likely than not. In addition, SFAS 109 requires that the portion of the valuation allowance release that is based on income projections in future years be recorded as a discrete item. In the first nine months of 2008 our discrete valuation release totaled $19.0 million, of which $16.1 million was recorded as a benefit to the provision for income taxes and $2.9 million as a reduction to goodwill. In addition, during the first nine months of 2008 an adjustment of $2.9 million was recorded to Additional Paid in Capital due to the realization of excess tax benefits from stock-based compensation.
In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”), the Company had gross unrecognized tax benefits, which exclude interest and penalties of approximately $12.1 million as of December 31, 2007, and approximately $43.2 million as of September 26, 2008. We anticipate the unrecognized tax benefits to increase by approximately $2 million to $6 million in the next 12 months.
We record interest and penalties related to uncertain tax positions in income tax expense. During the third quarter and first nine months ended September 26, 2008, we recorded $0.2 million and $0.6 million, respectively, for interest and penalties related to uncertain tax positions resulting in a balance at September 26, 2008 of $3.7 million.
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
The following table shows the potentially dilutive shares, consisting of options, for the periods presented that were excluded from the net income computations because their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Potentially dilutive options outstanding	8,790	5,464	9,249	7,196

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net income (numerator)	$11,965	$9,417	$50,783	$16,782

Shares calculation (denominator):
Weighted average shares outstanding — basic	94,805	80,371	94,365	79,570
Effect of dilutive securities:
Future issued common stock related to acquisitions	201	132	201	44
Potential common stock relating to stock options, restricted stock units and ESPP	857	1,139	925	1,129

Average shares outstanding — diluted	95,863	81,642	95,491	80,743

Net income per share — basic	$0.13	$0.12	$0.54	$0.21

Net income per share — diluted	$0.12	$0.12	$0.53	$0.21

NOTE 12: COMPREHENSIVE INCOME
The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net income	$11,965	$9,417	$50,783	$16,782
Change in unrealized gain (loss) on investments, net	(1,024)	92	(1,194)	71
Foreign currency translation	84	(11)	245	(78)

Total comprehensive income	$11,025	$9,498	$49,834	$16,775

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
Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows:
Geographic Information:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net sales:
United States	$55,669	$44,638	$153,565	$125,447
International	35,786	37,657	114,506	98,367

Total	$91,455	$82,295	$268,071	$223,814

For the three months ended September 26, 2008, sales to Comcast and EchoStar accounted for 24% and 10% of net sales, respectively. For the nine months ended September 26, 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. For the three months ended September 28, 2007, sales to Comcast and EchoStar accounted for 16% and 15% of net sales, respectively. For the nine months ended September 28, 2007, sales to Comcast accounted for 18% of net sales. As of September 26, 2008, two customers had a balance of 27% and 13% of our net accounts receivable.
The Company’s assets are primarily located within the United States of America.
NOTE 14: RELATED PARTY
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.3 million and $0.6 million for the three and nine months ended September 26, 2008, respectively. As of September 26, 2008, Harmonic had liabilities to JDS Uniphase of an insignificant amount.
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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Balance at beginning of the period	$5,634	$6,056	$5,786	$6,061
Accrual for current period warranties.	937	1,120	2,703	2,700
Adjustments for preexisting warranties	556	(148)	1,142	274
Warranty costs incurred	(1,431)	(1,208)	(3,935)	(3,215)

Balance at end of the period	$5,696	$5,820	$5,696	$5,820

Standby Letters of Credit. As of September 26, 2008, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds. The maximum amount of potential future payments under these arrangements was $0.3 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through September 26, 2008.
Guarantees. As of September 26, 2008, Harmonic had no other guarantees outstanding.
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
As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, an agreement was reached in March 2008 to resolve the securities class action lawsuit. This agreement releases Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. On October 29, 2008, the District Court issued a final order granting approval of the settlement agreement.
In the derivative action, recent discussions between the plaintiffs’ counsel and Harmonic have resulted in a tentative settlement which will require no payments by the Company or its officers and directors. If finalized, this tentative agreement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit. This tentative agreement remains subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, and final approval by the District Court. A hearing to grant final approval is scheduled for December 19, 2008.
Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers have applied for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it has paid or will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. The Company recorded a provision of $6.4 million in its selling, general and administrative expenses in the year ended December 31, 2007. Harmonic paid its share of the settlement consideration into escrow on August 5, 2008. As of September 26, 2008, we had $0.6 million recorded in accrued liabilities for the settlement of remaining obligations.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008 the judge ordered the parties to mediation. A mediation session is scheduled for November 4, 2008. An unfavorable outcome on any of these litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on these or any other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;

•	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;

•	Our expectation that we will experience a substantial increase in our effective tax rate in 2009 and future years;

•	Our expectation that auctions for our auction rate securities held by us will be unsuccessful in the near term;

•	Our belief that we will be able to liquidate auction rate securities held by us without significant loss;

•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products;

•	Our expectation that we will record a total of approximately $1.3 million in amortization of intangibles expense in cost of sales in the remaining three months of 2008;

•	Our expectation that we will record a total of approximately $0.2 million in amortization of intangibles expense in operating expenses in the remaining three months of 2008;

•	Our expectation that our capital expenditures will be in the range of $7 million to $8 million during 2008;

•	Our belief that the net proceeds from our recently completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;

•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;

•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;

•	Our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;

•	Our expectation regarding the ultimate settlement or resolution of outstanding litigation;

•	Our expectation that we will make acquisitions in the future;

•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;

•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;

•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and

•	Our expectation that operating results are likely to fluctuate in the future.
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
In the third quarter and first nine months of 2008, Harmonic had net sales of $91.5 million and $268.1 million, respectively, which represented increases of 11% and 20%, respectively, in each period, compared to the third quarter and first nine months of 2007. The increase in sales in the third quarter of 2008 compared to the corresponding periods in 2007 was primarily due to stronger demand from our domestic satellite and cable customers for products and solutions related to VOD and HDTV. The increase in sales in the first nine months of 2008 compared to the corresponding periods in 2007 was primarily due to stronger demand from our domestic and international satellite and cable customers for products and solutions related to VOD and HDTV, and sales to new customers worldwide. Gross margins increased in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 due to favorable margins from lower average product costs due to increased manufacturing volumes and product design innovations and lower expenses for excess and obsolete inventories.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, and we expect this customer concentration to continue for the foreseeable future. In the third quarter of 2008 sales to Comcast and EchoStar accounted for 24% and 10% of net sales, respectively. In the third quarter of 2007, sales to Comcast and EchoStar accounted for 16% and 15% of net sales, respectively. In the first nine months of 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In the first nine months of 2007, sales to Comcast accounted for 18% of net sales.
Sales to customers outside of the U.S. in the third quarter and first nine months of 2008 represented 39% and 43% of net sales, respectively, compared to 46% and 44% for the comparable periods in 2007. A significant portion of our international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 5% of net sales in the first nine months of 2008 compared to 7% for the comparable period of 2007. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
Harmonic historically has recognized a significant portion, or the majority, of its revenues in the last month of the quarter. Harmonic establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. Harmonic’s expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. In addition, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results.
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
In the fourth quarter of 2007, we sold and issued 12,500,000 shares of common stock in a public offering at a price of $12.00 per share. Our net proceeds from the offering were approximately $141.8 million, which was net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.7 million. The net proceeds from the offering have been or may in the future be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses. The offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-123823) filed with the SEC on April 4, 2005, and declared effective by the SEC on April 22, 2005, and the related prospectus supplement filed with the SEC on October 31, 2007.
In 2001 and 2002, excess facilities and fixed asset impairment charges totaling $52.6 million were recorded due to the Company’s reduced headcount, difficult business conditions and a weak local commercial real estate market. In the fourth quarter of 2005, the excess facilities liability was decreased by $1.1 million due to subleasing a portion of the unoccupied portion of one building for the remainder of the lease. In the third quarter of 2006, we completed our facilities rationalization plan resulting in more efficient use of our Sunnyvale campus and vacated several buildings, some of which were subsequently subleased. This resulted in a net charge for excess facilities of $2.1 million in the third quarter of 2006. In the third quarter of 2007, we recorded a net credit of $1.4 million resulting primarily from an extension of a subleased building to the lease expiration. During the second quarter of 2008, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease terminates in September 2010 and all sublease income from this building has been eliminated from the calculation of the estimated liability. During the third quarter of 2008, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.2 million from a revised estimate of expected sublease income of two buildings in England. The leases terminate in October 2010 and all sublease income has been eliminated from the estimated liability. In the event we are unable to achieve expected levels of sublease rental income, we will need to revise our estimate of the liability, which could materially impact our financial position, liquidity, cash flows and results of operations.
Adverse economic conditions in markets in which we operate and into which we sell our products can harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow for the first three quarters of 2008, and is expected to slow further or recede in the fourth quarter of 2008 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.
The Company is in the process of expanding its international operations and staff to better support its expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. The Company’s foreign subsidiaries have acquired certain rights to sell the Company’s existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these changes and an expanding customer base internationally, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its international operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008 and notes to condensed consolidated financial statements as of and for the three and nine month periods ended September 26, 2008, included herein. Our most critical accounting policies have not changed since December 31, 2007, except that in the second quarter of 2008 we revised our critical accounting policy related to the accounting for income taxes, and includes the following:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.
In preparing our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposures and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes.

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In the first nine months of 2008, our discrete valuation release totaled $19.0 million, of which $16.1 million was recorded as a benefit to the provision for income taxes and $2.9 million as a reduction to goodwill. In addition, during the first nine months of 2008, an adjustment of $2.9 million was recorded to Additional Paid in Capital due to the realization of excess tax benefits from stock-based compensation. In accordance with SFAS 109, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. In periods following the release of our valuation allowance our expectation is that the Company will experience a substantial increase in our effective tax rate.
We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We adopted the provisions of FIN 48 as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. If further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.
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
Results of Operations
Harmonic’s historical consolidated statements of operations data for the third quarter and first nine months of 2008 and the third quarter and first nine months of 2007 as a percentage of net sales, are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net sales	100	100	100	100
Cost of sales	52	57	52	58

Gross profit	48	43	48	42
Operating expenses:
Research and development	15	13	15	14
Selling, general and administrative	21	18	21	21
Write-off of acquired in-process technology	—	1	—	—
Amortization of intangibles	—	—	—	—

Total operating expenses	36	32	36	35
Income from operations	12	11	12	7
Interest income, net	3	1	3	1
Other income (expense), net	(2)	—	(1)	—

Income before income taxes	13	12	14	8
Provision for (benefit from) income taxes	—	1	(5)	—

Net income	13%	11%	19%	8%

Service revenue and service cost of sales were each below 10% of net sales in the third quarter and first nine months of 2008 and, therefore, were included in product sales and product cost of sales.
Net Sales — Consolidated
Harmonic’s consolidated net sales in the third quarter and first nine months of 2008 compared with the corresponding periods in 2007 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the third quarter and first nine months of 2008 compared with the corresponding periods in 2007.
Sales Data:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Video Processing	$32,284	$38,623	$101,152	$92,790
Edge and Access	43,029	29,156	124,191	95,891
Software, Support and Other	16,142	14,516	42,728	35,133

Net sales	$91,455	$82,295	$268,071	$223,814

Video Processing increase (decrease)	$(6,339)		$8,362
Edge and Access increase	13,873		28,300
Software, Support and Other increase	1,626		7,595

Total increase	$9,160		$44,257

Video Processing percent change	(16.4)%		9.0%
Edge and Access percent change	47.6%		29.5%
Software, Support and Other percent change	11.2%		21.6%
Total percent change	11.1%		19.8%
Net sales increased in the third quarter of 2008 compared to the third quarter of 2007 principally due to stronger demand for our products from our domestic satellite and cable customers for their VOD and HDTV deployments. The sales of products of the video processing product line were lower in the third quarter of 2008 compared to the same period in the prior year due primarily to decreased spending from international customers. The increase in sales of products of the edge and access products line in the third quarter of 2008 compared to the same period in 2007 was primarily due to an increase in sales of the Company’s NSG edgeQAM devices for VOD, switched digital and Cable Modem Termination System, or CMTS, deployments by domestic cable operators.
Net sales increased in the first nine months of 2008 compared to the first nine months of 2007 principally due to stronger demand for our products from our domestic satellite and cable customers for VOD and HDTV deployments, and an increase in sales to new customers internationally. The sales of products of the video processing product line were higher in the first nine months of 2008 compared to the same period in the prior year due primarily to increased purchases of our products from domestic satellite customers. The increase in sales of products of the edge and access products line in the first nine months of 2008 compared to the same period in 2007 was primarily due to an increase in sales of the Company’s NSG edgeQAM devices for VOD, switched digital and Cable Modem Termination System, or CMTS, deployments by domestic and international cable operators. The sales of software, support and other products was higher in the first nine months of 2008 compared to the same period in the prior year primarily from software sales of new products and revenue from system integration projects.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the third quarter and first nine months of 2008 compared with the corresponding periods in 2007 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net sales in the third quarter and first nine months of 2008 compared with the corresponding periods in 2007.

Geographic Sales Data:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
U.S.	$55,669	$44,638	$153,565	$125,447
International	35,786	37,657	114,506	98,367

Net sales	$91,455	$82,295	$268,071	$223,814

U.S. increase	$11,031		$28,118
International increase (decrease)	(1,871)		16,139

Total increase	$9,160		$44,257

U.S. percent change	24.7%		22.4%
International percent change	(5.0)%		16.4%
Total percent change	11.1%		19.8%
The increase in U.S. sales in the third quarter and first nine months of 2008 compared to the corresponding periods in 2007 was principally due to stronger demand for our products from our domestic satellite and cable customers for VOD and HDTV deployments.
International sales in the third quarter of 2008 decreased compared to the corresponding period in 2007 primarily due to weaker demand for our products from international customers, primarily in the Latin American and Canadian markets. International sales in the first nine months of 2008 increased compared to the corresponding period in 2007 primarily due to stronger demand for our products from international cable operators and an increase in the number of international customers, particularly in the European and Asian markets. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007 are presented in the tables below. Also presented are the related dollar and percentage change in gross profit in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Gross profit	$44,196	$35,643	$129,327	$93,360
As a % of net sales	48.3%	43.3%	48.2%	41.7%

Increase	$8,553		$35,967
Percent change	24.0%		38.5%
The increase in gross profit in the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to higher sales of $9.2 million and lower expense for excess and obsolete inventories of $3.8 million. The gross margin percentage of 48.3% in the third quarter of 2008 compared to 43.3% in the third quarter of 2007 was higher primarily due to increased sales of Harmonic’s new NSG edgeQAM products for VOD, switched digital and CMTS deployments worldwide, as well as lower manufacturing costs resulting from higher volumes and product design cost reductions, which increases were partially offset by increased expense from amortization of intangibles.
The increase in gross profit in the first nine months of 2008 as compared to the first nine months of 2007 was primarily due to higher sales of $44.3 million and lower expense for excess and obsolete inventories of $5.5 million, which was partially offset by increases in unfavorable material and overhead variances of $3.1 million and $0.9 million in amortization of intangibles expenses in the first nine months of 2008 compared to the corresponding period of 2007. The gross margin percentage of 48.2% in the first nine months of 2008 compared to 41.7% in the first nine months of 2007 was higher primarily due to increased purchases of Harmonic’s new NSG edgeQAM products for VOD, switched digital and CMTS deployments worldwide, as well as lower manufacturing costs resulting from higher volumes and product design cost reductions and lower expense for excess and obsolete inventories. These improvements to gross margin percentage were partially offset by increased expense from amortization of intangibles.

In the first nine months of 2008, $4.2 million of amortization of intangibles expense was included in cost of sales compared to $3.3 million in the first nine months of 2007. The higher amortization of intangible expense in the first nine months of 2008 was due to the amortization of intangibles arising from the Rhozet acquisition which was completed in the third quarter of 2007. We expect to record approximately $1.3 million in amortization of intangibles expenses in cost of sales in the remaining three months of 2008 related to the acquisitions of Entone and Rhozet.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2008, as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Research and development expense	$13,724	$11,018	$40,264	$31,615
As a % of net sales	15.0%	13.4%	15.0%	14.1%

Increase	$2,706		$8,649
Percent change	24.6%		27.4%
The increase in research and development expense in the third quarter of 2008 as compared to the third quarter of 2007 was primarily the result of increased compensation costs of $1.4 million, increased facilities expenses of $0.4 million, increased consulting and outside services expenses of $0.3 million and increased stock-based compensation expenses of $0.2 million. Higher compensation costs in the third quarter of 2008 was due to increased headcount which was partially related to the additional personnel that we hired upon the acquisition of Rhozet in July 2007, increased payroll taxes and higher incentive compensation expenses.
The increase in research and development expense in the first nine months of 2008 as compared to the first nine months of 2007 was primarily the result of increased compensation costs of $5.1 million, increased facilities expenses of $1.4 million, increased stock-based compensation expenses of $0.6 million, increased prototype material expense of $0.4 million, increased recruiting and relocation expenses of $0.2 million, increased consulting and outside services expenses of $0.2 million and increased depreciation expense of $0.2 million. The increased compensation costs in the first nine months of 2008 was related to increased headcount which is partially related to the additional personnel that we hired upon the acquisition of Rhozet in July 2007, increased payroll taxes and higher incentive compensation
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2008, as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Selling, general and administrative expense	$19,254	$14,911	$56,725	$46,357
As a % of net sales	21.1%	18.1%	21.2%	20.7%

Increase	$4,343		$10,368
Percent change	29.1%		22.4%

The increase in selling, general and administrative expense in the third quarter of 2008 compared to the third quarter of 2007 was primarily a result of higher compensation expense of $1.3 million primarily related to increased headcount, higher incentive compensation and management changes, higher excess facilities charges of $1.7 million primarily related to a credit of $1.4 million recorded in the third quarter of 2007, higher marketing expenses of $0.3 million primarily related to trade shows, higher professional services expenses of $0.2 million, higher stock-based compensation expense of $0.2 million and higher travel and entertainment expenses of $0.2 million. Higher professional services expenses in the third quarter of 2008 were primarily due to costs related to the establishment of an international support center in Europe.
The increase in selling, general and administrative expense in the first nine months of 2008 compared to the first nine months of 2007 was primarily a result of higher excess facilities charges of $2.7 million primarily resulting from a $1.4 million charge in the first nine months related to a change in estimate in sublease income and a net credit of $1.4 million recorded in the first nine months of 2007 from extensions of subleased facilities, higher compensation expense of $4.4 million primarily related to increased headcount and incentive compensation, higher marketing expenses of $1.0 million primarily related to trade shows, higher professional services expenses of $0.8 million, higher travel and entertainment expenses of $0.7 million and higher stock-based compensation expense of $0.3 million. Higher professional services fees in the first nine months of 2008 were primarily due to legal costs related to patents and licensing and costs related to the establishment of an international support center in Europe. The increase in travel and entertainment expenses in the first nine months of 2008 were primarily due to higher travel costs associated with selling activities, trade shows and the establishment of an international support center.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Amortization of intangibles	$160	$143	$479	$365
As a % of net sales	0.2%	0.2%	0.2%	0.2%

Increase	$17		$114
Percent change	11.9%		31.2%
The increase in the amortization of intangibles in the third quarter and first nine months of 2008 compared to the corresponding periods of 2007 was primarily due to the acquisition of Rhozet’s intangible assets during the third quarter of 2007. Harmonic expects to record a total of approximately $0.2 million in amortization of intangibles in operating expenses in the remaining three months of 2008.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Interest income, net	$2,286	$1,238	$7,548	$3,224
As a % of net sales.	2.5%	1.5%	2.8%	1.4%

Increase	$1,048		$4,324
Percent change	84.7%		134.1%

The increase in interest income, net, in the third quarter and first nine months of 2008 compared to the corresponding periods of 2007, was due primarily to a higher portfolio balance during the third quarter and first nine months of 2008, which was partially offset by lower interest rates on the investment portfolio. The higher investment balance in the third quarter and first nine months of 2008 was primarily due to the stock offering completed in the fourth quarter of 2007 which resulted in net proceeds to Harmonic of approximately $141.8 million.
Other Income (Expense), Net
Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007, are presented in the table below. Also presented is the related dollar and percentage change in other income (expense), net, in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Other income (expense)	$(1,450)	$58	$(2,022)	$42
As a % of net sales	(1.6)%	0.1%	(0.8)%	—%

Decrease	$(1,508)		$(2,064)
Percent change	(2,600.0)%		(4,914.3)%
The increase in other expense, net, in the third quarter of 2008 compared to the corresponding period of 2007 was primarily due to an impairment charge on an investment of $0.8 million and higher foreign exchange losses on intercompany balances of $0.6 million.
The increase in other expense, net, in the first nine months of 2008 compared to the corresponding period of 2007 was primarily due to the impairment expense on an investment of $0.8 million, higher foreign exchange losses on intercompany balances of $1.0 million and higher indirect tax expenses of $0.1 million.
Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of income before income taxes in the third quarter and first nine months of 2008, as compared with the corresponding periods of 2007, are presented in the tables below. Also presented is the related dollar and percentage change in income taxes in the third quarter and first nine months of 2008 as compared with the corresponding periods of 2007.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Provision for (benefit from) income taxes	$(71)	$750	$(13,398)	$807
As a % of income before income taxes	(0.6)%	7.4%	(35.8)%	4.6%

Decrease	$(821)		$(14,205)
Percent change	(109.5)%		(1,760.2)%
For the nine months ended September 26, 2008, our tax rate benefit, which includes discrete items, was 35.8% compared to a tax provision of 4.6% for the same period a year ago. The 35.8% tax rate benefit for the nine months ended September 26, 2008 is comprised of discrete items of 41.4%, primarily due to our discrete valuation allowance release and an underlying effective tax rate of 5.6%. The difference between the underlying effective tax rate for the nine months ended September 26, 2008 and the federal statutory rate of 35% is primarily attributable to charges due to the differential in foreign tax rates, intercompany nonexclusive license payment and non-deductible SFAS 123(R) stock compensation expense, offset by benefits due to the utilization of net operating loss carryforwards, alternative minimum tax credits, research tax credits and the release of the valuation allowance attributable to current year income.

In the second quarter of 2008, the Company determined that a valuation allowance was no longer necessary for a portion of its net deferred tax assets because based on the available evidence it determined that realization of these net assets was more likely than not. In addition, SFAS 109 requires that the portion of the valuation allowance release that is based on income projections in future years be recorded as a discrete item. In the first nine months of 2008, our discrete valuation release totaled $19.0 million, of which $16.1 million was recorded as a benefit to the provision for income taxes and $2.9 million as a reduction to goodwill. In addition, during the first nine months of 2009 an adjustment of $2.9 million was recorded to Additional Paid in Capital due to the realization of excess tax benefits from stock-based compensation.
In addition, the U.S. federal government approved an extension of the R&D tax credit for 2008, effective October 2008; therefore that credit has not been factored into our effective tax rate for the period ended September 26, 2008.
We currently expect to experience a substantial increase in our effective tax rate in 2009 and future years.
Liquidity and Capital Resources

	Nine months Ended
(In Thousands)	September 26,	September 28,
	2008	2007
Cash, cash equivalents and short-term investments	$293,409	$99,031
Net cash provided by operating activities	$18,666	$9,264
Net cash provided by (used in) investing activities	$10,618	$(9,458)
Net cash provided by financing activities	$11,231	$7,767
As of September 26, 2008, cash, cash equivalents and short-term investments totaled $293.4 million, compared to $269.3 million as of December 31, 2007. Cash provided by operations in the first nine months of 2008 was $18.7 million, resulting from net income of $50.8 million, adjusted for $34.9 million in non-cash adjustments and a $2.8 million net change in assets and liabilities. The significant non-cash adjustments included the increase in deferred tax assets, stock-based compensation expense, depreciation expense and amortization of intangibles expense. The increase in deferred tax assets is primarily due to the release of our valuation allowance against certain deferred tax assets. The net change in assets and liabilities included a decrease in accrued liabilities, accounts payable, deferred revenue and excess facilities liabilities, and an increase in accounts receivable, which was partially offset by an increase in long-term income taxes payable and a decrease in prepaid expenses and other assets. The decrease in the accrued liabilities was primarily due to the $5.0 million escrow payment in connection with the settlement of the securities litigation, and payments of $4.8 million of pre-merger liabilities under the terms of the merger agreement with C-Cube. Accounts payable decreased due to the timing of payments primarily for inventory purchases. The higher accounts receivable was primarily due to the increase and timing in sales in the third quarter of 2008. The increase in long-term income taxes payable is due to an increase in uncertain tax positions and associated accrued interest and penalties, primarily due to tax uncertainties relating to the implementation of our international operations center. We are unable to predict when these uncertainties will be resolved.
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
Net cash provided by investing activities was $10.6 million for the nine months ended September 26, 2008, resulting primarily from the maturity of investments and the redemption of a convertible note for $2.5 million, which was partially offset by the payment of $2.8 million to optionholders of Rhozet as part of the acquisition in July 2007 and by $6.0 million of capital expenditures primarily for test equipment. Harmonic currently expects capital expenditures to be in the range of $7 million to $8 million during 2008.

Net cash provided by financing activities was $11.2 million for the nine months ended September 26, 2008, primarily resulting from proceeds received from the exercise of stock options and the sale of our common stock of $8.4 million under our 2002 Purchase Plan and the excess tax benefits from stock-based compensation of $2.9 million.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of September 26, 2008, approximately $1.8 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in six countries. Harmonic paid $4.8 million in the first quarter of 2008, but is unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.8 million pre-merger liability, LSI Logic is obligated to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 4, 2009. As of September 26, 2008, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable, if obligations were not repaid. At September 26, 2008, Harmonic was in compliance with the covenant under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank for 10 consecutive days. Future borrowings pursuant to the line bear interest at the bank’s prime rate (5.0% at September 26, 2008). Borrowings are payable monthly and are not collateralized.
Harmonic’s cash, cash equivalents and short-term investments at September 26, 2008 were $293.4 million. As of September 26, 2008, we held approximately $14.4 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate their par value at the balance sheet date. These ARSs which are invested in preferred securities in closed end funds, all have a credit rating of AA or better and the issuers are paying interest at the maximum contractual rate. During the first nine months of 2008, the Company was able to sell $20.4 million of ARSs through successful auctions and redemptions. The remaining balance of $14.4 million in ARSs that we held as of September 26, 2008 all had failed auctions in the first nine months of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. It is our intent to realize the cash value of these securities during our normal annual operating cycle and accordingly the securities have been classified in short-term investments. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which the Company would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. While management believes that we will be able to liquidate our ARSs without significant loss, the timing to realize the investments’ recorded value is uncertain. If the credit rating of the security issuers deteriorates or does not meet our investment criteria, we may be required to adjust the carrying value of these investments through an impairment charge or dispose of these securities, possibly at a loss. Nevertheless, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operate and into which we sell our products, increased uncertainty in the financial, capital and credit markets, as well as conditions in the cable and satellite industries. In particular, companies are experiencing difficulty raising capital from issuances of debt or equity securities in the current capital market environment, and may also have difficulty securing credit financing. There can be no assurance that any financing will be available on terms acceptable to us, if at all.
Off-Balance Sheet Arrangements
None as of September 26, 2008.
Contractual Obligations and Commitments
As of September 26, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $41 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers whose sales are generally denominated in U.S. dollars. Recently, the value of the U.S. dollar has appreciated against many foreign currencies, including the local currencies of many of our international customers. As the U.S. dollar appreciates relative to the local currencies of our customers, the price of our products correspondingly increases for such customers. Sales denominated in foreign currencies were approximately 5% and 7% of net sales in the first nine months of 2008 and 2007, respectively. In addition, the Company has various international branch offices that provide sales support and systems integration services. Periodically, Harmonic enters into foreign currency forward exchange contracts, or forward contracts, to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At September 26, 2008, we had a forward contract to sell Euros totaling $5.7 million that matures during the fourth quarter of 2008. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate and Credit Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio primarily includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. As of September 26, 2008, we had gross unrealized losses of $2.0 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other than temporary and we may also incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of September 26, 2008, our cash, cash equivalents and short-term investments balance was $293.4 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $1.1 million.
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
As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, an agreement was reached in March 2008 to resolve the securities class action lawsuit. This agreement releases Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. On October 29, 2008, the District Court issued a final order granting approval of the settlement agreement.
In the derivative action, recent discussions between the plaintiffs’ counsel and Harmonic have resulted in a tentative settlement which will require no payments by the Company or its officers and directors. If finalized, this tentative agreement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit. This tentative agreement remains subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement, and final approval by the District Court. A hearing to grant final approval is scheduled for December 19, 2008.
Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers have applied for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it has paid or will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. Harmonic paid its share of the settlement consideration into escrow on August 5, 2008.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. A mediation session is scheduled for November 4, 2008. An unfavorable outcome on this or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on this or any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.
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
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in recent years. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries has slowed significantly recently, and is expected by many to slow further or recede in the fourth quarter of 2008. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. Further, we have a number of customers internationally to whom sales are denominated in U.S. dollars. The value of the U.S. dollar also has appreciated against many foreign currencies, including the local currencies of many of our international customers. As the U.S. dollar appreciates relative to the local currencies of our customers, the price of our products correspondingly increase for such customers. These factors could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Financial difficulties among our customers could adversely affect our operating results and financial condition.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first nine months of 2008 and the fiscal years 2007 and 2006 accounted for approximately 58%, 53% and 50% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the direct broadcast satellite, or DBS, market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003. News Corporation sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006.
In the first nine months of 2008, sales to Comcast and EchoStar accounted for 20% and 12%, respectively, of our net sales. In the fiscal year 2007, sales to Comcast and EchoStar accounted for 16% and 12%, respectively, of our net sales. In the fiscal year 2006, sales to Comcast accounted for 12% of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. In this regard, sales to Comcast declined in 2006 compared to 2005, both in absolute dollars and as a percentage of revenues. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
In addition, historically we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. While we have recently increased our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments are subject to delays in completion, as video processing technologies and video business models are new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. Further, during challenging economic times, and in tight credit markets, many customers, including telcos, may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing for capital spending by our customers;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory;

•	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against our deferred tax assets and our expectation that we would experience a substantial increase in our effective tax rate in periods following a potential release of our valuation allowance;

•	the impact of FIN 48, a recently adopted accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	our development of custom products and software;

•	the level of international sales;

•	economic and financial conditions specific to the cable, satellite and telco industries; and

•	general economic conditions.
The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, and our customers’ need for local franchise and licensing approvals.
In addition, we often recognize a substantial portion, or majority, of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.
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
Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow for the first three quarters of 2008, and is expected to slow further or recede in the fourth quarter of 2008 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during economic downturns as equipment suppliers compete aggressively for customers’ reduced capital spending. Our competitors for fiber optic access and edge products include corporations such as Motorola, Cisco Systems and Arris. In our video processing products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Ericsson, and, in certain product lines, with a number of smaller companies.
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
These financing activities or expenditures could harm our business, operating results and financial condition or the price of our common stock. Alternatively, due to difficulties in the capital and credit markets, we may be unable to secure capital on acceptable terms, or all, to complete acquisitions.
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
Sales to customers outside of the U.S. in the first nine months of 2008 and the fiscal years 2007 and 2006 represented 43%, 44% and 49% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
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
Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows.
In the second quarter of 2008, we released $18.0 million of the valuation allowance as an offset against certain of our U.S. and foreign net deferred tax assets, of which $15.1 million was taken as a discrete item and $2.9 million was accounted for as a reduction to goodwill or other non-current intangible assets related to the Entone and Rhozet acquisitions. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such, during the second quarter of 2008, we determined that a valuation allowance was no longer necessary for our U.S. deferred tax assets because, based on the available evidence, we concluded that a realization of these net deferred tax assets was more likely than not. However, pursuant to SFAS 109, we are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In the event that, in the future, we determine that a valuation allowance is necessary with respect to our deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination, and this could have a material and adverse impact on our results of operations for such period.
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.
We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate.
We face risks associated with having important facilities and resources located in Israel.
We maintain a facility in Caesarea in the State of Israel with a total of 81 employees as of September 26, 2008, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees or those of our subcontractors, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, and the conflict between Hamas and Fatah have also heightened these risks. Current or future tensions in the Middle East may adversely affect our business and results of operations.
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
As of September 26, 2008, we held approximately $14.4 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets have restricted our ability from liquidating holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During the first nine months of 2008, we were able to sell $20.4 million of ARSs through successful auctions and redemptions. The remaining balance of $14.4 million in ARSs as of September 26, 2008 all had failed auctions in the first nine months of 2008. Based on current market conditions, we believe that it is likely that future auctions related to these securities will be unsuccessful in the near term, which will result in our continuing to hold these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which the Company would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. In the event we need or desire to access these funds, we may not be able to do so until a future auction on these investments is successful, the issuer redeems the security, or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell ARSs at par, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.

In addition, we invest our cash, cash equivalents and short-term investments in a variety of investment vehicles in a number of countries with and in the custody of financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments, and our ability to sell them.
During the three months ended September 26, 2008, we recorded an impairment charge of $0.8 million on an investment in the unsecured debt of Lehman Brothers Holdings, Inc. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in realized losses relating to other than temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses
In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.
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
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the nine months ended September 26, 2008, stock-based compensation expense recognized under SFAS 123(R) was $5.5 million, which consisted of stock-based compensation expense related to board of directors’ restricted stock units, employee equity awards and employee stock purchases.
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

We are exposed to additional costs and risks associated with complying with increasing regulation of corporate governance and disclosure standards.
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
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of September 26, 2008 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
We believe that our existing liquidity sources, including the net proceeds of our recent public offering of common stock, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of unanticipated strategic opportunities, to satisfy our other liabilities, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operating and into which we sell our products, increased uncertainty in the financial, capital and credit markets, as well as conditions in the cable and satellite industries. In particular, companies are experiencing difficulty raising capital from issuances of debt or equity securities in the current capital market environment, and may also have difficulty securing credit financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a majority of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2009.
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
Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, we have entered into a contractual relationship with the spun-off semiconductor business of C-Cube, under which we have access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2009, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor, and the agreement providing us with access to certain of the spun-off semiconductor business technologies and products was assigned to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.
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
Under the terms of the merger agreement with C-Cube, we are generally liable for C-Cube’s pre-merger liabilities. As of September 26, 2008, approximately $1.8 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in six countries. We paid $4.8 million to satisfy a portion of this liability in the first quarter of 2008, but are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, we are required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.8 million pre-merger liability, LSI Logic is obligated to reimburse us.
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
We currently hold 40 issued U.S. patents and 18 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008, 2008 the judge ordered the parties to mediation. A mediation session is scheduled for November 4, 2008. An unfavorable outcome on any of these litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome of this or any other litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.
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
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008, the judge ordered the parties to mediation. A mediation session is scheduled for November 4, 2008.
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
As a result of discussions and negotiations between plaintiffs’ counsel and Harmonic, and Harmonic and its insurance carriers, an agreement was reached in March 2008 to resolve the securities class action lawsuit. This agreement releases Harmonic, its officers, directors and insurance carriers from all claims brought in the lawsuit by the plaintiffs against Harmonic or its officers and directors, without any admission of fault on the part of Harmonic or its officers and directors. On October 29, 2008, the District Court issued a final order granting approval of the settlement agreement.
In the derivative action, recent discussions between the plaintiffs’ counsel and Harmonic have resulted in a tentative agreement which will require no payments by the Company or its officers and directors. If finalized, this tentative agreement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit. This tentative agreement remains subject to certain contingencies, including negotiation and execution by the parties of a written settlement agreement and final approval by the District Court. A hearing to grant final approval is scheduled for December 19, 2008.

Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers will pay $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic will pay $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, will contribute the remaining $10.0 million on behalf of the individual defendants. The plaintiffs’ lawyers have applied for an award of fees and costs in an unspecified amount to be paid from the $15.0 million in consideration and subject to the approval of the District Court. In addition, Harmonic estimates that it has paid or will pay approximately $1.4 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. Harmonic paid its share of the settlement consideration into escrow on August 5, 2008.
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
None
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 4, 2008.

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