Form 10-K
period 2008-12-31
HARMONIC INC
filed 2009-03-02
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25826

HARMONIC INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

549 Baltic Way
Sunnyvale, CA 94089
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share Preferred Share Purchase Rights	NASDAQ Global Select Market NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [✓]

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

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [✓]

Based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 27, 2008, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $845,233,378. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 95,370,525 on January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.

FORM 10-K

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our strategic direction, future business plans and growth strategy;

•	statements regarding anticipated changes in economic conditions or the financial markets, and the potential impact on our business, results of operations and financial condition;

•	statements regarding the expected demand for and benefits of our products and services;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	statements regarding the completion of proposed acquisitions and resulting benefits;

•	statements regarding potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding anticipated revenue and expenses, including the sources of such revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital; and

•	statements regarding the condition of our cash investments.

These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 14 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” the “Company,” “we,” “us,” “its,” and “our” as used in this Annual Report on Form 10-K refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

PART I

Item 1. Business

OVERVIEW

We design, manufacture and sell versatile and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, network personal video recording and time-shifted TV. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, or telcos, broadcasters and Internet companies that offer video services to their customers. On December 22, 2008, Harmonic entered into a definitive agreement to acquire Scopus Video Networks Ltd., a publicly traded company organized under the laws of Israel, and the acquisition is expected to close in March 2009. The proposed acquisition of Scopus is expected to expand our product offerings and customer base, in part by better enabling us to supply solutions to broadcasters and programmers who deliver video content to our service provider customers, and in part by extending our sales and distribution capacity in international markets.

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

On-Demand Services

The expanding use of digital video recorders and network-based VOD services is leading to changes in the way subscribers watch television programming. Subscribers are increasingly utilizing “time-shifting” and “ad-skipping” technology. Further advances in technology are likely to accelerate these trends, with cable, satellite and telco operators announcing initiatives, often in conjunction with network broadcasters, to increasingly personalize subscribers’ video viewing experience.

High-Definition Television

The increasing popularity of HDTV and home theater equipment is putting pressure on broadcasters and pay-TV providers to offer additional HDTV content and higher quality video signals for both standard and high definition services, including recent initiatives to broadcast in the 1080p standard of HDTV. At the end of 2008, DIRECTV offered approximately 130 national HDTV channels to its subscribers, and other service providers are also rapidly introducing expanded HDTV offerings for both national and local channels.

The Internet and Other Emerging Distribution Methods

Several companies, including Google, Apple and Netflix, as well as traditional broadcasters such as NBC, now enable their customers to download video content to PCs and mobile devices. Other devices that link broadband connections and PCs to the television set are gaining in popularity. We believe that the delivery of video over the Internet will further change traditional video viewing habits and distribution methods.

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

The Market Opportunity

Personalized video services, such as VOD, and the increasing amounts of high definition content, as well as an increasing amount of video data being transmitted over Internet connections, require greater bandwidth to the home in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to cellular telephones and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks and created bottlenecks, especially in the headends and in the last mile of the communications infrastructure where homes connect to the local network. The upgrade and extension of existing networks or the construction of completely new network environments to facilitate the delivery of high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. As a result, service providers are seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, while minimizing the need to construct new networks for the distribution of video, voice and data content.

Competition and Deregulation

Competition among traditional service providers in the cable and satellite markets has intensified as offerings from non-traditional providers of video, such as telcos, Internet companies and mobile operators, are beginning to attract subscribers. The economic success of existing and new operators in this increasingly competitive environment will depend, to a large extent, on their ability to provide a broader range of offerings that package video, voice and data services for subscribers. These services all need to be delivered in a highly reliable manner with easy access to a service provider’s network. This increasingly competitive environment led to higher capital spending by many of the market participants in 2007 and 2008, in an effort to deploy attractive packages of services and to capture and retain high revenue-generating subscribers. Similar competitive factors and the liberalization of regulatory regimes in foreign countries have led to the establishment abroad of new or expanded cable television networks, the launch of new direct broadcast satellite, or DBS, services and particularly, the entry of telephone companies into the business of providing video services. Pay-TV services have seen recently significant investment in emerging markets due to deregulation and growing disposable incomes. Although we expect competition among our customers to remain vibrant and pay-TV services to continue to grow, we anticipate that capital expenditures by most of our domestic and international customers will decline in 2009, as a result of global economic conditions and restricted access to credit.

Our Cable Market

To address increasing competition and demand for high-speed broadband services, cable operators have widely introduced digital video, voice and data services. By offering bundled packages of broadband services, cable operators are seeking to obtain a competitive advantage over telephone companies and direct broadcast satellite, or DBS, providers and to create additional revenue streams. Cable operators have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video, allowing them to better compete against the substantial penetration of DBS services. These upgrades to digital video allow cable operators to roll out HDTV and interactive services, such as VOD, on their digital platforms. Capital spending on upgrades includes investment in digital video equipment that can receive, process and distribute content from a variety of sources in increasingly complex headends. For example, VOD services require video storage equipment and servers, systems to ingest, store and intelligently distribute increasing amounts of content, complemented by edge devices capable of routing, multiplexing and modulation for delivering signals to individual subscribers over a hybrid fiber-coax, or HFC, network. Additionally, the provision of HDTV channels requires deployment of high-definition encoders and significantly more available bandwidth than the equivalent number of standard definition channels. In order to provide more bandwidth for such services, operators are adopting bandwidth optimization techniques such as switched digital video, new standards such as Data Over Cable Service Interface Specification, or DOCSIS, 3.0, as well as making enhancements to their optical networks, including the segmentation of nodes and the extension of bandwidth from 750 MHz to 1 GHz.

Our Satellite Market

Satellite operators around the world have established digital television services that serve millions of subscribers. These services are capable of providing up to several hundred channels of high quality standard definition video as well as increasing numbers of high definition channels. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not lend itself easily to two-way services, such as Internet access or VOD. As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, DBS providers are seeking to protect and expand their subscriber base in a number of ways. Domestic DBS operators have made local channels available in all major markets in standard definition format and are adding local channels in high definition in many markets. Advances in digital video compression technology allow DBS operators to cost-effectively add these new channels and to further expand their video entertainment offerings. Certain DBS operators have also entered into partnerships with, or have acquired, companies which provide terrestrial broadband services, thereby allowing them to introduce VOD and high-speed data services which are delivered over the broadband connections. The new services, particularly HDTV, pose continuing bandwidth challenges and are expected to require ongoing capital expenditures for satellite capacity and other infrastructure by such operators.

Our Telco Market

Telcos are also facing increasing competition and demand for high-speed residential broadband services as well as saturation of fixed-line and basic mobile services. Consequently, many telcos around the world have added video services as a competitive response to cable and satellite and as a potential source of revenue growth. However, the telcos’ legacy networks are not well equipped to offer video services. The bandwidth and distance limitations of the copper-based last mile present difficulties in providing multiple video services to widespread geographic areas. Multi-channel video, especially HDTV, delivered over DSL lines has significant bandwidth constraints, but the use of video compression technology at very low bit rates and improvements in DSL technology have allowed many operators to introduce competitive video services using the Internet Protocol (IPTV). A few operators, including Verizon, are building out fiber networks to homes, enabling the delivery of hundreds of video channels as well as very high data speed delivery of data. Many major telcos around the world are now implementing plans to rebuild or upgrade their networks to offer bundled video, voice and data services including mobile video services to hand-held devices such as cellular telephones.

Other Markets

In the terrestrial broadcasting market, operators in many countries are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. The conversion to digital transmission often provides the opportunity to deliver new services, such as HDTV and data transmission. These broadcasters are faced with similar requirements to cable and satellite providers in that they need to convert analog signals to digital signals prior to transmission over the air and must also effectively manage the available bandwidth to maximize their revenue streams. Similarly, operators of wireless broadcast systems require encoding for the conversion of analog signals to digital signals.

We expect that our proposed acquisition of Scopus will allow us to more effectively address the needs of network broadcasters and other programmers to transmit live programming of news and sports to their studios and to subsequently deliver their content to cable, satellite and telco operators for distribution to their subscribers.

Current Industry Conditions

The telecommunications industry has seen considerable restructuring and consolidation in recent years. For example:

•	In 2008, Liberty Media acquired a controlling stake in DIRECTV from News Corp., following the sale of DIRECTV by Hughes to News Corp. a few years previously.

•	In 2007, Time Warner Cable was spun out of Time Warner.

•	In 2007, AT&T acquired Bell South.

•	In 2006, Adelphia Communications sold its cable systems out of bankruptcy to Comcast and Time-Warner Cable, the largest U.S. multi-system operators, or MSOs.

•	In 2006, NTL and Telewest, the major cable operators in the UK, merged to form Virgin Media.

Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, capital spending plans, and our business for the foreseeable future.

The current global economic slowdown has led many of our customers to announce or plan lower capital expenditures for 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products in the fourth quarter of 2008. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to invest to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints of certain international customers required us to significantly increase our reserves for doubtful accounts in the fourth quarter of 2008. For example, Charter Communications recently indicated that it expects to file for bankruptcy protection in the first quarter of 2009 in order to implement a restructuring aimed at improving its capital structure.

PRODUCTS

Harmonic’s products generally fall into two principal categories, video processing solutions and edge and access products. In addition, we provide network management software and have introduced and acquired new application software products. We also provide technical support services to our customers worldwide. Our video processing solutions provide broadband operators with the ability to acquire a variety of signals from different sources, in different protocols, and to organize, manage and distribute this content to maximize use of the available bandwidth. Our edge products enable cable operators to deliver customized broadcast or narrowcast on-demand and data services to their subscribers. Our access products, which consist mainly of optical transmission products, node platforms and return path products, allow cable operators to deliver video, data and voice services over their distribution networks.

Video Stream Processing Products

DiviCom encoders. We offer our Electra and Ion high performance encoders, which provide compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data transmission rates. Our encoders are available in the standard and high definition formats in both MPEG-2 and the newer MPEG-4 AVC/H264, or MPEG-4, video compression standards. Compliance with these widely adopted standards enables interoperability with products manufactured by other companies, such as set-top boxes and conditional access systems. Most of our encoders are used in real-time broadcasting applications, but they are also employed in conjunction with our software in encoding of video content and storage for later delivery as VOD.

Statistical multiplexing solutions. We offer a variety of solutions that enable our customers to efficiently combine video streams generated by encoders into a single transport stream at the required data rate. These channel combinations, or “pools” can be in standard definition, high definition, or a combination of both. An important product for these applications is our DiviTrackIP which enables operators to combine inputs from different physical locations in a single multiplex. DiviTrackIP also enhances the bandwidth efficiency of our encoders by allowing bandwidth to be dynamically allocated according to the complexity of the video content.

Stream processing products. Our ProStream platform and other stream processing products offer our customers a variety of capabilities which enable them to manage and organize digital streams in a format best suited to their particular delivery requirements and subscriber offerings. Specific applications include multiplexing, scrambling, re-encoding, rate-shaping, splicing, and ad insertion. Our products for these applications include our ProStream 1000, 2000 and 4000.

Decoders and descramblers. We provide our ProView integrated receivers-decoders to allow service providers to acquire content delivered from satellite and terrestrial broadcasters for distribution to their subscribers. These products are available in both standard and high definition formats. The Pro Stream 1000 can also be used as a bulk descrambler to enable operators to deliver up to 128 channels of video and efficiently descramble the content at small or remote headends.

Edge and Access Products

Edge products. Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway, which integrates routing, multiplexing and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. The NSG is usually supplied with Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the HFC network. Originally developed for VOD applications, our most recent NSG product, the high-density, multi-function NSG 9000, may also be used in switched digital video and M-CMTS applications as well as large-scale VOD deployments.

Optical transmitters and amplifiers. Our family of optical transmitters and amplifiers operate at various optical wavelengths and serve both long-haul and local transport applications in the cable distribution network. The PWRLink series provides optical transmission primarily at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing, or DWDM, system allows operators to expand the capacity of a single strand of fiber and also to provide narrowcast services directly from the headend to nodes. We recently introduced SupraLink, a transmitter which allows deeper deployment of optical nodes in the network and minimizes the significant capital and labor expense associated with deploying additional optical fiber.

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

Content management software. Our MediaPrism software provides operators with a suite of integrated content preparation tools to create high-quality on-demand content. MediaPrism incorporates a number of Harmonic hardware and software products, including CLEARCut storage encoding and our CarbonCoder software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications. Our ProStream 8000 solution allows operators to present on-screen mosaics with several channels tiled within a single video stream. Our Armada and Streamliner products enable the intelligent management of an operator’s video-on-demand assets and the distribution of these assets to subscribers.

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

CUSTOMERS

We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our significant end user and integrator/distributor customers based on net sales during 2008.

United States	International

Cablevision Systems	Acetel
Charter Communications	Alcatel-Lucent
Comcast	Capella Communications
Cox Communications	Octal TV-Novabase
DIRECTV	PUH Klonex
EchoStar	Simac Broadcast
Time Warner Cable	Virgin Media

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2008, 2007 and 2006 accounted for approximately 58%, 53% and 50% of net sales, respectively. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. Sales to Comcast accounted for 12% of net sales in 2006.

Sales to customers outside of the U.S. in 2008, 2007 and 2006 represented 44%, 44%, and 49% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future, and expect that, following the completion of the proposed acquisition of Scopus, our international sales may increase, both in absolute terms and as a proportion of net sales. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. Also, additional international markets may not develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods.

SALES AND MARKETING

In the U.S. we sell our products principally through our own direct sales force which is organized geographically and by major customers and markets to support customer requirements. We sell to international customers through our own direct sales force as well as through independent distributors and integrators. Our principal sales offices outside of the U.S. are located in the United Kingdom, France and China, and we have recently established an international support center in Switzerland to support our international customers. International distributors are generally responsible for importing the products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a highly trained technical staff, which includes application engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators. Technical support provides a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and distributors both in our facilities and on-site.

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

Upon completion of the proposed acquisition of Scopus, we will own Scopus’ manufacturing operations in Israel. Scopus assembles and tests most of its products at this facility, from components and sub-assemblies manufactured by local and international suppliers. Our ability to improve production efficiency with respect to Scopus’ business may be limited by the terms of research grants that Scopus has received from the Office of the Chief Scientist, or OCS, an arm of the Israeli government. These grants restrict the transfer outside of Israel of intellectual property developed with funding from the OCS, and also limits the manufacturing outside of Israel of products containing such intellectual property. In addition, OCS also generally requires royalty payments with respect to products developed with OCS grants.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we are dependent on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain components have in the past been in short supply and are available only from a small number of suppliers, or from sole source suppliers. While we expend considerable efforts to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers, although the agreement with Plexus was for an initial term of three years and has been renewed until October 2009. Managing our supplier relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position or cash flows.

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

In order to successfully develop and market our products, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer.

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry as well as an increasing number of companies whose principal business is the ownership and exploitation of patents, have extensive patent portfolios. From time to time, third parties, including certain of these companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. There can be no assurance that we will be able to defend against any claims that we are infringing upon their intellectual property rights, or that the terms of any license offered by any person asserting such rights would be acceptable to us or our customers or that failure to obtain a license or the costs associated with any license would not cause our business, operating results, financial position or cash flows to be materially adversely affected. Also, you should read “Risk Factors — We or our customers may face intellectual property infringement claims from third parties” and “Legal Proceedings” for a description of a claim against us by Stanford University and Litton Systems, which we settled out of court and for which we recorded a litigation charge in the fourth quarter of 2008.

BACKLOG

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2008, backlog, including deferred revenue, was $74.0 million, compared to $98.9 million at December 31, 2007. The decrease in backlog at December 31, 2008 from December 31, 2007 was due in part to the timing of the completion or acceptance of projects, and to a decrease in orders received where product shipment had not been made. We believe that the global economic slowdown caused certain customers to reduce or delay capital spending plans in the fourth quarter of 2008, and that these conditions could persist well into 2009. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end users, our backlog at December 31, 2008, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for digital video systems and fiber optic systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in each of these categories. Harmonic’s competitors in digital video solutions include vertically integrated system suppliers, such as Motorola, Cisco Systems, Ericsson and Thomson Multimedia, and in certain product lines, a number of smaller companies. In edge devices and fiber optic access products, competitors include corporations such as Motorola, Cisco Systems and Arris.

Recent consolidation in the industry has led to the acquisition of smaller companies such as Scientific-Atlanta, Tandberg Television and C-Cor by Cisco Systems, Ericsson and Arris, respectively. Consequently, most of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets, and are often more capable of engaging in price-based competition for sales of products. They often have broader product lines and market focus, and, therefore will not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position or cash flows.

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

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2008, 2007 and 2006 were $54.5 million, $42.9 million and $39.5 million, respectively.

Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or expected to be, needed by, or desirable to, our customers. Our current research and development efforts are focused heavily on enhanced video compression and we also devote significant resources to stream processing solutions and stream management software. Other research and development efforts are focused in edge devices for VoD, switched broadcast and M-CMTS, and broadband optical products that enable the transmission of video over fiber optic networks.

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

EMPLOYEES

As of December 31, 2008, we employed a total of 698 people, including 247 in sales, service and marketing, 261 in research and development, 113 in manufacturing operations and 77 in a general and administrative capacity. There were 487 employees in the U.S., and 211 employees in foreign countries who are located in the Middle East, Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Additionally, Scopus has approximately 300 employees, of whom we expect to retain a significant number, assuming closing of the proposed acquisition. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in the geographic areas where our primary operations are located remains strong, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of February 1, 2009:

Name	Age	Position

Patrick J. Harshman	44	President & Chief Executive Officer
Robin N. Dickson	61	Chief Financial Officer
Matthew Aden	53	Vice President, Worldwide Sales and Service
Nimrod Ben-Natan	41	Vice President, Solutions and Strategy
Charles J. Bonasera	51	Vice President, Operations
Neven Haltmayer	44	Vice President, Research and Development

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

Nimrod Ben-Natan joined Harmonic in 1997 and was appointed Vice President of Product Marketing, Solutions and Strategy in 2007. Mr. Ben-Natan initially joined us as a software engineer to design and develop our first-generation video transmission platform, and in 2000, transitioned to product marketing, solutions and strategy to develop the digital video cable segment. From 1993 to 1997, Mr. Ben-Natan was employed at Orckit Communications Ltd., a digital subscriber line developer. Previously, Mr. Ben-Natan worked on wireless communications systems while he was with the Israeli Defense Signal Corps. Mr. Ben-Natan holds a Bachelor’s degree in Computer Science from Tel Aviv University.

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

Neven Haltmayer joined Harmonic in December 2002 and was appointed Vice President, Research and Development in November 2005. Prior to November 2005, Mr. Haltmayer was Director of Engineering of Compression Systems and managed the development of Harmonic’s MPEG-2 and MPEG-4 AVC/H.264 encoder and DiviCom Electra product lines. Between 2001 and 2002, Mr. Haltmayer held various key positions including Vice President of Engineering and was responsible for system integration and development of set top box middleware and interactive applications while at Canal Plus Technologies. Mr. Haltmayer holds a Bachelor’s degree in Electrical Engineering from the University of Zagreb, Croatia.

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

On December 22, 2008, we entered into a definitive agreement to acquire Scopus Video Networks, Ltd., a publicly traded company organized under the laws of Israel. Under the terms of the Agreement and Plan of Merger, Harmonic plans to pay $5.62 per share in cash, without interest, for all of the outstanding ordinary shares of Scopus, which represents an enterprise value of approximately $51 million, net of Scopus’ cash and short-term investments. The proposed acquisition of Scopus is expected to strengthen Harmonic’s position in international video broadcast and contribution and distribution markets. Scopus provides complementary video processing technology, expanded research and development capability and additional sales and distribution channels, particularly in emerging markets. Scopus has approximately 300 employees, the majority of whom are located at its headquarters in Rosh Ha’ayin, Israel. The merger is expected to close in March 2009.

Our principal executive offices are located at 549 Baltic Way, Sunnyvale, California 94089. Our telephone number is (408) 542-2500.

Available Information

Harmonic makes available free of charge on the Harmonic website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Harmonic files such material with, or furnishes such material to, the Securities and Exchange Commission. The address of the Harmonic website is http://www.harmonicinc.com.

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

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and consumer acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures;

•	discretionary customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video industry standards;

•	delays associated with the evaluation of new services, new standards and system architectures by many operators;

•	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

•	weak or uncertain economic and financial conditions in domestic and international markets; and

•	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the past. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries has slowed significantly or receded recently, and is expected by many to slow further or recede in 2009. The severity or length of time that these adverse economic and financial market conditions may persist is unknown. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

Further, we have a number of customers internationally to whom sales are denominated in U.S. dollars. In recent months, the value of the U.S. dollar also has appreciated against many foreign currencies, including the local currencies of many of our international customers. As the U.S. dollar appreciates relative to the local currencies of our customers, the price of our products correspondingly increase for such customers. These factors could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Financial difficulties among our customers could adversely affect our operating results and financial condition.

In addition, industry consolidation has in the past constrained, and may in the future constrain capital spending among our customers. As a result, we cannot assure you that we will maintain or increase our net sales in the future. Also, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators, our revenue may decline and our operating results would be adversely affected.

Our customer base is concentrated and the loss of one or more of our key customers, or a failure to diversify our customer base, could harm our business.

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2008, 2007 and 2006 accounted for approximately 58%, 53% and 50% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006. The expected bankruptcy filing of Charter Communications in the first quarter of 2009 could lead to further industry consolidation.

In the fiscal year 2008, sales to Comcast and EchoStar accounted for 20% and 12%, respectively, of our net sales. In the fiscal year 2007, sales to Comcast and EchoStar accounted for 16% and 12%, respectively, of our net sales. In the fiscal year 2006, sales to Comcast accounted for 12% of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.

In addition, historically we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. While we have recently been increasing our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments are subject to delays in completion, as video processing technologies and video business models are new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. Further, during challenging economic times, and in tight credit markets, many customers, including telcos, may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing, including credit, for capital spending by our customers;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, and our expectation that we will experience a substantial increase in our effective tax rate in 2009 following the release of the substantial majority of our valuation allowance in 2008;

•	the impact of FIN 48, an accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of SFAS 141(R), a recently revised accounting standard which requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs;

•	our development of custom products and software;

•	the level of international sales;

•	economic and financial conditions specific to the cable, satellite and telco industries; and

•	general economic conditions.

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

The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers compete aggressively for customers’ reduced capital spending, and we may experience similar pressure during the current economic slowdown. Our competitors for fiber optic access and edge products include corporations such as Motorola, Cisco Systems and Arris. In our video processing products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Ericsson, and, in certain product lines, with a number of smaller companies.

Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than us. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. Further, some of our competitors have greater financial resources than we do, and they have offered and in the future may offer their products at lower prices than we do, which has in the past and may in the future cause us to lose sales or to reduce our prices in response to competition. Any reduction in sales or reduced prices for our products would adversely affect our business and results of operations. In addition, many of our competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which would harm our business.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. For example, new standards for video compression are being introduced and products based on these standards are being developed by us and some of our competitors. If our competitors are successful in bringing these products to market earlier, or if these products are more technologically capable than ours, then our sales could be materially and adversely affected. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly competitors of our digital and video broadcasting systems business, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenues and decreased gross margins.

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

Future demand for our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, HDTV, IPTV, mobile video services, very high-speed data services and voice-over-IP, or VoIP.

The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:

•	new video compression standards such as MPEG-4 AVC/H.264 for both standard definition and high definition services;

•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders, or PVRs.

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play” service;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the entry of telcos into the video business;

•	the use of digital video by businesses, governments and educators;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies; and

•	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services such as VoIP.

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

Also, to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreements on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.

Conditions and changes in the national and global economic environments may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow or stopped in 2008, and is expected to slow further or recede in 2009 in the U.S. and internationally. The current global economic slowdown has led many of our customers to announce or plan lower capital expenditures for 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products in the fourth quarter of 2008. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to invest to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints on certain international customers required us to significantly increase our reserves for doubtful accounts in the fourth quarter of 2008. For example, Charter Communications recently indicated that it expects to file for bankruptcy protection in the first quarter of 2009 in order to implement a restructuring aimed at improving its capital structure.

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

We have made and expect to continue to make acquisitions, and such acquisitions could disrupt our operations and adversely affect our operating results.

As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on December 22, 2008, we entered into an Agreement and Plan of Merger pursuant to which we intend to acquire Scopus Video Networks Ltd. In addition, on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. and, on July 31, 2007, we completed the acquisition of Rhozet Corporation. We expect to make additional acquisitions in the future.

We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:

•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	difficulties in implementing new or revised accounting pronouncements, such as SFAS 141(R), “Business Combinations”, which establishes principles and requirements to record the acquisition method of accounting;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are now required to be expensed under SFAS 141(R);

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	delays in realizing or failure to realize the benefits of an acquisition.

For example, the government grants that Scopus has received for research and development expenditures limits its ability to manufacture products and transfer technologies outside of Israel, and if Scopus fails to satisfy specified conditions, it may be required to refund grants previously received together with interest and penalties, and may be subject to criminal charges.

Also, we closed all operations and product lines related to Broadcast Technology Limited, which we acquired in 2005 and we have recorded charges associated with that closure.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur significant acquisition-related expenses;

•	assume contingent liabilities; or

•	expend significant cash.

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

Sales to customers outside of the U.S. in 2008, 2007 and 2006 represented 44%, 44% and 49% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:

•	a slowdown in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity; and

•	changes in economic policies by foreign governments.

In the past, certain of our international customers accumulated significant levels of debt and have undertaken reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we have seen in the past.

While our international sales and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. A portion of our European business is denominated in Euros, which may subject us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

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

In 2008, we released $110.4 million of the valuation allowance as an offset against all of our U.S. and certain foreign net deferred tax assets, of which $3.3 million was accounted for as a reduction to goodwill or other non-current intangible assets related to the Entone and Rhozet acquisitions. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such, we determined that a valuation allowance was no longer necessary for our U.S. deferred tax assets because, based on the available evidence, we concluded that a realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets at the end of 2008. However, pursuant to SFAS 109, we are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In the event that, in the future, we determine that a valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination, and this could have a material and adverse impact on our results of operations for such period.

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

We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

We face risks associated with having important facilities and resources located in Israel.

We maintain a facility in Caesarea in the State of Israel with a total of 82 employees as of December 31, 2008, or approximately 12% of our workforce. The employees at this facility consist principally of research and development personnel. In addition, we have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations.

On December 22, 2008, we entered into an Agreement and Plan of Merger to acquire Scopus Video Networks Ltd., and we expect to complete this acquisition in March 2009. Scopus is organized under the laws of the State of Israel and has its headquarters and the substantial majority of its operations in Israel. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and this influence is expected to increase following the completion of the proposed acquisition of Scopus. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees or those of our subcontractors, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between

Israel and Hezbollah, and Israel and Hamas, and the conflict between Hamas and Fatah have also heightened these risks. Current or future tensions in the Middle East may adversely affect our business and results of operations.

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

As of December 31, 2008, we held approximately $10.7 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets have restricted our ability to liquidate holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During 2008, we were able to sell $24.1 million of ARSs through successful auctions and redemptions. The remaining balance of $10.7 million in ARSs as of December 31, 2008 all had failed auctions in 2008. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which we would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. The entire balance of $10.7 million in ARSs that we held at December 31, 2008 were sold at par plus interest in February 2009.

In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.

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

During 2008, we recorded an impairment charge of $0.8 million relating to an investment in an unsecured debt instrument of Lehman Brothers Holdings, Inc. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in unrealized or realized losses relating to other than temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods, resulting in realized losses.

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

Since our inception, we have used equity compensation, including stock options and restricted stock units, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock option and restricted stock unit grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For 2008, stock-based compensation expense recognized under SFAS 123(R) was $7.8 million, which consisted of stock-based compensation expense related to board of directors’ restricted stock units, employee equity awards and employee stock purchases.

In addition, regulations implemented by the NASDAQ Stock Market requiring stockholder approval for all equity incentive plans could make it more difficult for us to grant options or restricted stock units to employees in the future. To the extent that new accounting standards make it more difficult or expensive to grant options or restricted stock units to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We are exposed to additional costs and risks associated with complying with increasing regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2008, our internal control over financial reporting was effective, and our independent registered public accounting firm has attested that our internal control over financial reporting was effective in all material respects as of December 31, 2008, we cannot predict the outcome of our testing and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified attestation as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of December 31, 2008 we had an accumulated deficit of $1.8 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

We believe that our existing liquidity sources, including the net proceeds of the public offering of common stock that we completed in November 2007, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of unanticipated strategic opportunities, to satisfy our other liabilities, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operating and into which we sell our products, increased uncertainty in the financial, capital and credit markets, as well as conditions in the cable and satellite industries. In particular, companies are experiencing difficulty raising capital from issuances of debt or equity securities in the current capital market environment, and may also have difficulty securing credit financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and, reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks are heightened during the current economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-

year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a majority of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2009.

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

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 18 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet. In addition, upon the closing of the proposed acquisition of Scopus, we expect to add a significant number of employees. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

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

Under the terms of the merger agreement with C-Cube, we are generally liable for C-Cube’s pre-merger liabilities. As of December 31, 2008, approximately $1.7 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. We are working with LSI Logic, which acquired C-Cube’s spun-off semiconductor business in June 2001 and assumed its obligations, to develop an approach to settle these obligations, a process which has been underway since the merger in 2000. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in five countries. We paid $4.9 million to satisfy a portion of this liability during 2008, but are unable to predict when the remaining obligations will be paid. The full amount of the estimated obligations has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, we are required, under the terms of the merger agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.7 million pre-merger liability, LSI Logic is obligated to reimburse us.

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

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could cause our business to suffer.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties have asserted and may assert patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and customers may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us. Any future litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities, temporary or permanent injunctions or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on satisfactory terms, or at all. An unfavorable outcome on any such litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products and any such outcome could have a material adverse effect on our business, operating results, financial position or cash flows.

On July 3, 2003, Stanford University and Litton Systems (now Northrop Grumman Guidance and Electronics Company, Inc.) filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides than in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) would release Harmonic from any liability for making, using, selling any Harmonic products that may have infringed on such patents. Harmonic paid the settlement amount in January 2009.

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

In addition to the litigation discussed elsewhere in this Annual Report on Form 10-K, we are involved in other litigation and may be subject to claims arising in the normal course of business. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.

We have received preliminary court approval of a settlement of derivative claims and hearing on final approval has been scheduled.

In 2000, several class action lawsuits, which were ultimately consolidated into a single lawsuit, were brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19, 2000 and June 26, 2000, and alleged violations of federal securities laws by Harmonic and certain of its officers and directors. The consolidated complaint alleged, inter alia, that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

Following a series of procedural actions, a significant number of the claims alleged in the consolidated complaint were dismissed. However, certain of the plaintiffs’ claims survived dismissal. In January 2007, the District Court set a trial date for August 2008, and also ordered the parties to participate in mediation.

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

Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers paid $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic paid $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, contributed the remaining $10.0 million on behalf of the individual defendants. Harmonic paid its share of the settlement consideration into escrow on August 5, 2008.

On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. It alleges facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities class action litigation, which has occurred, and payment by Harmonic of $550,000 to cover plaintiff’s attorneys fees. If finalized, the settlement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit.

There can be no assurance that final approval of the settlement will be granted. If final approval is not granted, or if for any reason the settlement does not become final, Harmonic and its officers and directors will be required to continue litigating the derivative action, which could result in substantive legal expenses for the Company and distraction by its management. If an agreement cannot be reached resulting in a court trial, an adverse verdict in a trial could require that we pay substantial damages. Any subsequent attempt to settle the litigation matters could be on terms less favorable to Harmonic than those set forth in the tentative agreements described above. A subsequent settlement of the derivative action on terms that are different from those outlined above, or an unfavorable outcome of the derivative litigation, could have a material adverse effect on our business, operating results, financial position or cash flows.

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

The ongoing threat of terrorism has created great uncertainty and may continue to harm our business.

Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in the U.S. in 2001 and subsequent terrorist attacks in other parts of the world have created many economic and political uncertainties that have severely impacted the global economy, and have adversely affected our business. For example, following the 2001 terrorist attacks in the U.S., we experienced a further decline in demand for our products. The long-term effects of the attacks, the situation in the Middle East and the ongoing war on terrorism on our business and on the global economy remain unknown. Moreover, the potential for future terrorist attacks has created additional uncertainty and makes it difficult to estimate the stability and strength of the U.S. and other economies and the impact of economic conditions on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our facilities are leased, including our principal operations and corporate headquarters in Sunnyvale, California. We also have research and development centers in New York and New Jersey, several sales offices in the U.S., sales and support centers in Switzerland, the United Kingdom, France, and China, and research and development centers in Israel and Hong Kong. Our leases, which expire at various dates through April 2017, are for approximately 418,000 square feet of space. We believe that these facilities are adequate for our current needs, and that suitable additional space will be available as needed to accommodate the foreseeable expansion of our operations.

In the U.S., of the 352,000 square feet under lease, approximately 178,000 square feet is in excess of our requirements and we no longer occupy, do not intend to occupy, and have subleased, or plan to sublease. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001, 2002, 2006, 2007 and 2008. In the third quarter of 2006 we completed the facilities rationalization plan of our Sunnyvale campus which resulted in more efficient use of our leased space and we vacated several buildings and recorded a net charge of $2.1 million for excess facilities. In the third quarter of 2007 we extended a sublease for the remaining term of a lease which resulted in a $1.8 million reduction to the excess facilities liability. In 2007 we recorded a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building, and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited. In 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $1.4 million from a revised estimate of expected sublease income for buildings located in Sunnyvale and the United Kingdom. The Sunnyvale lease terminates in September 2010 and the leases for facilities in the United Kingdom terminate in October 2010 and all sublease income has been eliminated from the estimated liability.

Item 3. Legal Proceedings

SHAREHOLDER LITIGATION

In 2000, several class action lawsuits, which were ultimately consolidated into a single lawsuit, were brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19, 2000 and June 26, 2000, and alleged violations of federal securities laws by Harmonic and certain of its officers and directors. The consolidated complaint alleged, inter alia, that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

Following a series of procedural actions, a significant number of the claims alleged in the consolidated complaint were dismissed. However, certain of the plaintiffs’ claims survived dismissal. In January 2007, the District Court set a trial date for August 2008, and also ordered the parties to participate in mediation.

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

Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers paid $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic paid $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, contributed the remaining $10.0 million on behalf of the individual defendants. Harmonic paid its share of the settlement consideration into escrow on August 5, 2008.

On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. It alleges facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities class action litigation, which has occurred, and payment by Harmonic of $550,000 to cover plaintiff’s attorneys fees. If finalized, the settlement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit.

OTHER LITIGATION

On July 3, 2003, Stanford University and Litton Systems (now Northrop Grumman Guidance and Electronics Company, Inc.) filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides than in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) would release Harmonic from any liability for making, using, selling any Harmonic products that may have infringed on such patents. Harmonic paid the settlement amount in January 2009.

An unfavorable outcome on any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

Harmonic is involved in other litigation and may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market information: Harmonic’s common stock is traded on the NASDAQ Global Select Market under the symbol HLIT, and has been listed on NASDAQ since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the NASDAQ Global Select Market:

	High	Low

2007
First quarter	$11.07	$7.04
Second quarter	11.18	7.94
Third quarter	10.86	7.76
Fourth quarter	12.95	9.63
2008
First quarter	$11.35	$7.40
Second quarter	10.60	7.43
Third quarter	9.78	7.42
Fourth quarter	8.89	3.76

Holders of record: At February 18, 2009 there were 406 stockholders of record of Harmonic’s Common Stock.

Dividends: Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of dividends.

Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K will be set forth in the 2009 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Sales of unregistered securities: Not applicable.

(b)	Use of proceeds: Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers: During the three months ended December 31, 2008, Harmonic did not, nor did any of its affiliated entities, repurchase any of Harmonic’s equity securities.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of Harmonic’s common stock with the cumulative return of the NASDAQ Telecom Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2003 and ending on December 31, 2008. The graph assumes that $100 was invested in each of Harmonic’s common stock, the S&P 500 and the NASDAQ Telecom Index on December 31, 2003, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of Harmonic’s common stock.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Harmonic Inc.	100.00	115.03	66.90	100.28	144.55	77.38
NASDAQ Telecommunications Index	100.00	106.64	103.00	131.01	134.97	78.22
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

Item 6. Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

		Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$364,963	$311,204	$247,684	$257,378	$248,306
Gross profit(1)	177,533	134,075	101,446	93,948	104,495
Income (loss) from operations(1)(2)	39,305	19,258	(3,722)	(7,044)	1,436
Net income (loss)(1)	63,992	23,421	1,007	(5,731)	1,574
Basic net income (loss) per share	0.68	0.29	0.01	(0.08)	0.02
Diluted net income (loss) per share	0.67	0.28	0.01	(0.08)	0.02

Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$327,163	$269,260	$92,371	$110,828	$100,607
Working capital	375,131	283,276	97,398	117,353	117,112
Total assets	564,363	475,779	281,962	226,297	242,356
Long term debt, including current portion	—	—	460	1,272	2,339
Stockholders’ equity	414,317	334,413	145,134	112,982	110,557

1.	The 2008 income from operations and net income included a charge of $5.0 million for the settlement of a patent infringement claim, a restructuring charge of $1.8 million on a reduction in estimated sublease income for Sunnyvale, California and UK buildings and an impairment charge of $0.8 million on a short-term investment. We also recognized a benefit from income taxes of $18.0 million resulting from the use of net operating loss carryforwards and the release of the substantial majority of our income tax valuation allowance.

The 2007 income from operations and net income included a charge of $6.4 million for the settlement of the securities class action lawsuit, a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited. This was partially offset by a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration. The acquisition of Rhozet in July 2007 resulted in a charge of $0.7 million related to the write-off of acquired in-process technology.

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

2.	Income (loss) from operations for 2008, 2007, 2006, 2005 and 2004 included amortization and impairment expenses of intangible assets of $6.1 million, $5.3 million, $2.2 million, $2.6 million and $13.9 million, respectively. In 2006 an impairment charge of $1.0 million was recorded to write-off the remaining balance of the intangibles from the BTL acquisition.

3.	On January 1, 2006, we adopted FAS 123(R), “Share-Based Payment,” which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock units and employee stock purchases related to our Employee Stock Purchase Plan based upon the grant-date fair value of those awards.

4.	On January 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). The effect of adopting this pronouncement was an increase in the Company’s accumulated deficit of $2.1 million for interest and penalties related to unrecognized tax benefits that existed at January 1, 2007.

5.	On December 8, 2006, we acquired Entone Technologies, Inc. for a purchase price of $48.9 million. Entone markets a software solution which facilitates the provisioning of personalized video services, including video-on-demand, network personal video recording, time-shifted television and targeted advertisement insertion. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

6.	On July 31, 2007, we acquired Rhozet Corporation for a purchase price of $16.2 million. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast solutions. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

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

Harmonic’s net sales increased by 17% in 2008 from 2007, and increased by 26% in 2007 from 2006. The increase in sales in 2008 compared to 2007 was primarily due to stronger demand from our domestic and international satellite operators and our domestic cable operators, and sales of our recently introduced products. We also experienced an improved gross margin percentage in 2008 compared to 2007 primarily due to higher gross margins from new products and an increase in the proportion of net sales from software, which has higher margins that our hardware products. Our operating results in 2008 included a charge of $5.0 million for the settlement of a patent litigation lawsuit. We also recognized a benefit from income taxes of $18.0 million resulting from the use of net operating loss carryforwards and the release of the substantial majority of our income tax valuation allowance.

The increase in sales in 2007 compared to 2006 was primarily due to stronger demand from our domestic and international satellite operators and our domestic cable operators, and sales of our recently introduced products. We also experienced an improved gross margin percentage in 2007 compared to 2006 due to higher gross margins from new products and an increase in the proportion of net sales from software, which has higher margins than our hardware products. In addition, in 2007 we continued to reduce our sales of fiber-to-the-premises, or FTTP, products which have significantly lower gross margins than our other products. Our operating results for 2007 also included a charge of $6.4 million for the expected settlement of the securities class action lawsuit and a net credit of $0.3 million consisting of a $1.8 million credit from a revised estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration which was partially offset by a charge of $0.4 million from a change in sublease income for a Sunnyvale building and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Ltd.

We believe that the improvement in the industry capital spending environment that was experienced in 2006, 2007 and 2008 has been, in part, a result of the intense competition between cable and satellite operators to offer more channels of digital video and new services, such as VOD and HDTV, and in part the result of the entry of telephone companies into the business of delivering video services to their subscribers. We also believe that the improvement has been due to more favorable conditions in industry capital markets during 2006 and 2007 and the completion or resolution of certain major business combinations, financial restructurings and regulatory issues.

Adverse economic conditions in markets in which we operate and into which we sell our products can harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, rapid changes in foreign exchange rates, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow during 2008, and is expected to slow further or recede in 2009 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. For example, we believe that the recent global economic slowdown caused certain customers to reduce or delay capital spending plans in the fourth quarter of 2008, and expect that these conditions could persist well into 2009. In addition, during challenging economic times, we are likely to experience increased price-based competition from our competitors, which may result in our losing sales or force us to reduce the prices of our products, which would reduce our revenues and could adversely affect our gross margin.

Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. Sales to Comcast accounted for 12% of net sales in 2006.

Sales to customers outside of the U.S. in 2008, 2007, and 2006 represented 44%, 44%, and 49% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 6%, 7% and 11% of net sales in 2008, 2007 and 2006, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future, and expect that, following the completion of the proposed acquisition of Scopus, our international sales may increase.

Harmonic often recognizes a significant portion, or the majority, of its revenues in the last month of the quarter. Harmonic establishes its expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of large customers, the timing of such orders, delays in project completion and revenue recognition policies can also cause significant fluctuations in our operating results. Harmonic’s expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. In addition, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of customers, the timing of such orders can also cause significant fluctuations in our operating results.

On December 22, 2008, Harmonic entered into a definitive agreement to acquire Scopus Video Networks Ltd., a publicly traded company organized under the laws of Israel. Under the terms of the Agreement and Plan of Merger, Harmonic will pay $5.62 per share in cash, without interest, for all of the outstanding ordinary shares of Scopus, which represents an enterprise value of approximately $51 million, net of Scopus’ cash and short-term investments. The acquisition of Scopus is expected to extend Harmonic’s worldwide customer base and strengthen its market and technology leadership, particularly in international video broadcast, contribution and distribution markets. The merger is expected to close in March 2009.

On December 8, 2006, Harmonic completed its acquisition of Entone Technologies, Inc. pursuant to the terms of the Agreement and Plan of Merger, or Entone Agreement, dated August 21, 2006, for a total purchase consideration of $48.9 million. The purchase consideration consisted of a payment of $26.2 million, the issuance of 3,579,715 shares of Harmonic common stock with a value of $20.1 million, issuance of 175,342 options to purchase Harmonic common stock with a value of $0.2 million and acquisition-related costs of $2.5 million. Under the terms of the Entone Agreement, Entone spun off its consumer premises equipment, or CPE, business into a separate private company prior to the closing of the merger. As part of the terms of the Entone Agreement, Harmonic purchased a convertible note with a face amount of $2.5 million in the new spun off private company in July 2007. The convertible note was sold to a third party for approximately $2.6 million during 2008.

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

In the fourth quarter of 2007, we sold and issued 12,500,000 shares of common stock in a public offering at a price of $12.00 per share. Our net proceeds from the offering were approximately $141.8 million, which was net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.7 million. The net proceeds from the offering have been and are expected to continue to be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses.

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

During the second quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease for such building terminates in September 2010 and all sublease income has been eliminated from the estimated liability. During the third quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.2 million from a revised estimate of expected sublease income of two buildings in the United Kingdom. The leases for these buildings terminate in October 2010 and all sublease income has been eliminated from the estimated liability.

We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to sell our existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these changes and an expanding customer base internationally, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods.

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

Distributors and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from distributors and system integrators. However such returns typically occur in instances where the system integrator has designed a component into a project for the end user but the integrator requests to return product that does not meet the specific project’s functional requirements. Such returns are made solely at the discretion of the Company, as our agreements with distributors and system integrators do not provide for return rights. We have had extensive experience monitoring product returns from our distributors and accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exits”, and SAB 104. With respect to these sales, we evaluate the terms of sale and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred.

When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on the guidance in Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the undelivered elements qualify as separate units of accounting based on the criteria in EITF 00-21, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in EITF 00-21 to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. We establish fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, when applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence, or VSOE, of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP No. 98-9. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue until all elements, except post contract support, have been delivered. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

We also enter into solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products. These arrangements typically include the configuration of system interfaces between Harmonic product and customer/third party equipment, and optimization of the overall solution to operate with the unique features of the customer’s design and to meet customer-specific performance requirements. Revenue on these arrangements is generally recognized using the percentage of completion method in accordance with Statement of Position (SOP) 81-1, “Accounting for Performance of Construction/ Production Contracts.” We measure performance under the percentage of completion method using the efforts-expended method based on current estimates of labor hours to complete the project. Management believes that for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Deferred revenue includes billings in excess of revenue recognized, net of deferred costs of sales. Our application of percentage-of-completion accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected. During the year ended December 31, 2008, we recorded a loss of approximately $0.4 million related to a loss contract.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position and cash flows could be adversely affected. At December 31, 2008, our allowances for doubtful accounts, returns and discounts totaled $8.7 million.

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

Impairment of Goodwill or Long-lived Assets

We perform an evaluation of the carrying value of goodwill and long-lived assets, such as intangibles, on an annual basis in the fourth quarter, or whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of goodwill on the basis of market capitalization adjusted for a control premium and discounted cash flows on a Company level, which is the sole reporting unit. We evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. For example, changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings. Our review of intangibles in 2006 determined that the remaining balance of $1.0 million of the intangibles acquired as a result of the BTL acquisition in February 2005 had been impaired based on the discontinuance of the decoder product line obtained in the acquisition. At December 31, 2008, our carrying values for goodwill and intangible assets totaled $41.7 million and $12.1 million, respectively.

Restructuring Costs and Accruals for Excess Facilities

For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when it committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected cash payments reduced by any sublease rental income for each excess facility. In the event that Harmonic is unable to achieve expected levels of sublease rental income, it will need to revise its estimate of the liability which could materially impact our operating results, financial position or cash flows. For restructuring activities initiated after December 31, 2002, Harmonic adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. At December 31, 2008, our accrual for excess facilities totaled $11.4 million.

Assessment of the Probability of the Outcome of Current Litigation

Harmonic records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on an agreement entered into on January 15, 2009 to settle its outstanding patent infringement litigation, Harmonic believed that a probable and estimable liability had been incurred, and, accordingly, recorded a provision for $5.0 million in its statement of operations for the year ended December 31, 2008. Based on a preliminary agreement to settle its outstanding securities litigation, Harmonic believed that a probable and estimable liability had been incurred, and, accordingly, recorded a provision for $6.4 million in its statement of operations for the year ended December 31, 2007. In other pending litigation, Harmonic believes that it either has meritorious defenses with respect to those actions and claims or is unable to predict the impact of an adverse action and, accordingly, no loss contingencies have been accrued. There can be no assurance, however, that we will prevail. An unfavorable outcome of these legal proceedings or failure to settle the securities litigation on the terms proposed could have a material adverse effect on our business, financial position, operating results or cash flows.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected. During the year ended December 31, 2008, a full release of the valuation allowance against our net deferred tax assets in the United States and certain foreign jurisdictions, based on our judgment that the likelihood that our deferred tax assets in the United States and certain foreign jurisdictions will be recovered from future taxable income is more-likely-than-not, resulted in a benefit from income taxes of $53.5 million recorded in the Company’s Consolidated Statement of Operations and a $3.3 million reduction in goodwill.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement 109” (“FIN 48”) as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves and penalties as well as the related interest, in light of changing facts and circumstances. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If payment of these amounts ultimately prove to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. The changes in estimate could have a material impact on our financial position and operating results. In addition, settlement of any particular position could have a material and adverse effect on our cash flows and financial position.

Stock-based Compensation

On January 1, 2006, Harmonic adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of Staff Accounting Bulletin 107 (“SAB 107”), issued by the Securities and Exchange Commission, in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $7.8 million, $6.2 million and $5.7 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to

December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.

As stock-based compensation expense recognized in our results for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2008, 2007, and 2006 as a percentage of net sales, are as follows:

	Fiscal Year Ended December 31,
	2008	2007	2006

Net sales	100%	100%	100%
Cost of sales	51	57	59

Gross profit	49	43	41
Operating expenses:
Research and development	15	14	16
Selling, general and administrative	23	23	26
Write-off of acquired in-process technology	—	—	—
Amortization of intangibles	—	—	—

Total operating expenses	38	37	42

Income (loss) from operations	11	6	(1)
Interest and other income, net	2	2	2

Income before income taxes	13	8	1
Provision for (benefit from) income taxes	(5)	1	—

Net income	18%	7%	1%

Net Sales

Net Sales—Consolidated

Harmonic’s consolidated net sales as compared with the prior year, for each of the three years ended December 31, 2008, 2007 and 2006, are presented in the table below. Also presented is the related dollar and percentage change in consolidated net sales as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Product Sales Data:
Video Processing	$137,390	$134,744	$96,855
Edge and Access	165,246	125,270	109,529
Software, Support and Other	62,327	51,190	41,300

Net sales	$364,963	$311,204	$247,684

Video Processing increase	$2,646	$37,889
Edge and Access increase	39,976	15,741
Software, Support and Other increase	11,137	9,890

Total increase	$53,759	$63,520

Video Processing percent change	2.0%	39.1%
Edge and Access percent change	31.9%	14.4%
Software, Support and Other percent change	21.8%	23.9%
Total percent change	17.3%	25.6%

Net sales increased in 2008 compared to 2007 principally due to stronger demand from domestic satellite operators and cable operators for their VOD and HDTV deployments, and an increase in sales to new customers internationally. The sales of products of the video processing product line were higher in 2008 compared to 2007 primarily due to increased purchases of our products from domestic satellite customers. The increase in sales of products of the edge and access product lines in 2008 compared to 2007 was primarily due to an increase of approximately $65.7 million in sales of the Company’s NSG edge QAM devices for VOD, switched digital and Cable Modem Termination System, or CMTS, deployments by cable operators. The sales of software, support and other products was higher in 2008 compared to 2007 primarily from software sales of new products and support revenue, consisting of maintenance agreements, system integration and customer repairs, principally due to an increased customer base.

Net sales increased in 2007 compared to 2006 principally due to stronger demand from domestic and international satellite operators and domestic cable operators, and sales of our recently introduced products. In the video processing product line, the sales increase in 2007 compared to the same period in the prior year was primarily due to higher spending across all types of customers except telco. The increase in the edge and access product lines was principally attributable to an increase of approximately $27.4 million in sales of VOD and video transmission products for deployments for domestic and international cable operators, offset by a decrease of $11.6 million in sales of lower margin FTTP products. Software and other revenue increased in 2007 compared to 2006 primarily due to sales of recently introduced software products, including products acquired as a result of the acquisitions of Entone and Rhozet. Service and support revenue, consisting of maintenance agreements, system integration and customer repairs, increased in 2007 compared to 2006 principally due to an increased customer base.

Net Sales— Geographic

Harmonic’s domestic and international net sales as compared with the prior year, for each of the three years ended December 31, 2008, 2007 and 2006, are presented in the table below. Also presented is the related dollar and percentage change in domestic and international net sales as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Geographic Sales Data:
U.S.	$205,163	$175,257	$126,420
International	159,800	135,947	121,264

Net sales	$364,963	$311,204	$247,684

U.S. increase	$29,906	$48,837
International increase	23,853	14,683

Total increase	$53,759	$63,520

U.S. percent change	17.1%	38.6%
International percent change	17.5%	12.1%
Total percent change	17.3%	25.6%

Net sales in the U.S. increased in 2008 compared to 2007 primarily due to stronger demand for our products from our domestic satellite and cable operators for VOD and HDTV deployments. International sales in 2008 increased compared to 2007 primarily due to stronger demand from cable operators and an increase in the number of international customers, particularly in the European and Asian markets. We expect that international sales will continue to account for a substantial portion of our net sales for the foreseeable future, and expect that, following the completion of the proposed acquisition of Scopus, our international sales may increase.

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

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales, for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in gross profit as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Gross profit	$177,533	$134,075	$101,446
As a % of net sales	48.6%	43.1%	41.0%

Increase	$43,458	$32,629
Percent change	32.4%	32.2%

The increase in gross profit in 2008 compared to 2007 was primarily due to increased sales, partially offset by an increase in expense of $0.8 million from amortization of intangibles expense. The gross margin percentage of 48.6% in 2008 compared to 43.1% in 2007 was higher primarily due to higher gross margins on sales of recently introduced products, increased sales of software products, which have higher margins than hardware products, and lower expense associated with excess and obsolete inventories of $5.1 million, partially offset by increased expense from shipping costs of $1.0 million, warranty expense of $0.8 million and amortization of intangibles of $0.8 million. In 2008, $5.5 million of expense related to amortization of intangibles was included in cost of sales compared to $4.7 million in 2007. We expect to record a total of approximately $5.3 million in amortization of intangibles expense in cost of sales in 2009 related to acquisitions of Entone and Rhozet. In addition, additional amortization of intangibles expense in cost of sales is expected following the completion of the proposed acquisition of Scopus.

The increase in gross profit in 2007 compared to 2006 was primarily due to increased sales, partially offset by an increased expense from the net writedown of excess and obsolete inventory of $6.4 million and an increase in expense of $3.0 million from amortization of intangibles expense. The gross margin percentage of 43.1% in 2007 compared to 41.0% in 2006 was higher primarily due to higher gross margins on sales of recently introduced products and higher margin software sales, partially offset by increased expense from the writedown of excess and obsolete inventory and amortization of intangibles expense. In 2007, $4.7 million of expense related to intangibles was included in cost of sales compared to $1.7 million in 2006.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in research and development expense as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Research and development	$54,471	$42,902	$39,455
As a % of net sales	14.9%	13.8%	15.9%

Increase	$11,569	$3,447
Percent change	27.0%	8.7%

The increase in research and development expense in 2008 compared to 2007 was primarily the result of increased compensation expense of $6.2 million, increased facilities expense of $2.2 million, increased consulting and outside services expense of $0.9 million, increased stock-based compensation expense of $0.8 million and increased prototype material expense of $0.3 million. The increased compensation costs in 2008 were primarily due to the increased headcount, which was primarily related to the additional personnel that we hired as a result of the acquisition of Rhozet in July 2007, higher incentive compensation expenses and increased payroll taxes.

The increase in research and development expense in 2007 compared to 2006 was primarily the result of increased compensation expense of $4.3 million, increased depreciation expense of $0.5 million and increased stock-based compensation expense of $0.4 million, which was partially offset by lower facilities and overhead expenses of $0.9 million, lower consulting expenses of $0.6 million and lower prototype materials expenses of $0.5 million associated with the development of new products. The increased compensation costs in 2007 were primarily related to the increased headcount associated with the acquisitions of Entone and Rhozet in December 2006 and July 2007, respectively, and higher incentive compensation expenses.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Selling, general and administrative	$83,118	$70,690	$65,243
As a % of net sales	22.8%	22.7%	26.3%

Increase	$12,428	$5,447
Percent change	17.6%	8.3%

The increase in selling, general and administrative expenses in 2008 compared to 2007 was primarily due to higher compensation expenses of $4.7 million, higher excess facilities charges of $2.2 million, higher bad debt expenses of $1.6 million, higher travel and entertainment expenses of $1.0 million, higher marketing expense of $1.0 million and higher stock-based compensation expense of $0.6 million. The higher compensation expense was primarily related to increased headcount and incentive compensation, the increase in excess facilities charges was primarily related to a reduction in estimated sublease income of $1.4 million in 2008 and a net credit of $1.4 million recorded in 2007 from lease extensions of subleased facilities. The increase in marketing expenses was primarily related to trade shows.

The increase in selling, general and administrative expenses in 2007 compared to 2006 was primarily due to a litigation settlement and related expenses of $6.4 million, higher compensation expenses of $1.6 million and higher legal, accounting and tax expenses of $1.0 million, partially offset by a decrease in excess facilities expenses of $2.5 million, lower facilities and overhead expenses of $0.4 million, lower depreciation expenses of $0.3 million and lower evaluation material expenses of $0.3 million. The higher compensation expense was primarily related to increased incentive compensation, and the higher legal, accounting and tax expenses were primarily due to personnel separation and acquisition-related activities. The decrease in the excess facilities expenses was primarily due to a net credit of $1.4 million from a revised estimate of sublease income due to the extension of a sublease of a building, which was partially offset by a charge of $0.5 million from the closure of the BTL facility.

Amortization and Write-off of Intangibles

Harmonic’s amortization of intangibles expense charged to operating expenses, and the amortization of intangibles expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Amortization of intangibles	$639	$525	$470
As a % of net sales	0.2%	0.2%	0.2%

Increase	$114	$55
Percent change	21.7%	11.7%

The increase in amortization of intangibles expense in 2008 compared to 2007 was due to the amortization of intangibles related to the acquisition of Rhozet in July 2007. Harmonic expects to record a total of approximately $0.7 million in amortization of intangibles expense in operating expenses in 2009 related to the intangible assets resulting from the acquisitions of Entone and Rhozet. In addition, additional amortization of intangibles expense in cost of sales is expected following the completion of the proposed acquisition of Scopus.

The increase in amortization of intangibles expense in 2007 compared to 2006 was due to the amortization of intangibles related to the acquisitions of Entone and Rhozet during December 2006 and July 2007, respectively.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net as a percentage of consolidated net sales, for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in interest income, net as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Interest income, net	$9,216	$6,117	$4,616
As a % of net sales	2.5%	2.0%	1.9%

Increase	$3,099	$1,501
Percent change	50.7%	32.5%

The increase in interest income, net in 2008 compared to 2007 was primarily due to a higher investment portfolio balance during the year, which was partially offset by lower interest rates on the cash and short-term investments portfolio.

The increase in interest income, net, in 2007 compared to 2006 was primarily due to a higher investment portfolio balance during the year and higher interest rates on the cash and short-term investments portfolio. We completed an offering of our common stock in the fourth quarter of 2007, which resulted in net proceeds of approximately $141.8 million.

Other Income (Expense), Net

Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales, for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in interest and other income (expense), net, as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Other income (expense), net	$(2,552)	$146	$722
As a% of net sales	(0.7)%	—%	0.3%

Increase (Decrease)	$(2,698)	$(576)
Percent change	(1,847.9)%	(79.8)%

The increase in other expense, net, in 2008 compared to 2007 was primarily due to higher foreign exchange losses on intercompany balances of $0.9 million, an impairment charge on a short-term investment of $0.8 million and higher indirect taxes.

The decrease in other income, net, in 2007 compared to 2006 was primarily due to lower gains on foreign exchange, resulting from a continuing decrease in the value of the U.S. dollar compared to the Euro and Pound Sterling in 2007.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales, for each of the three years ended December 31, 2008, 2007, and 2006 are presented in the table below. Also presented is the related dollar and percentage change in provision (benefit) for income taxes as compared with the prior year, for each of the two years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Provision for (benefit from) income taxes	$(18,023)	$2,100	$609
As a % of net sales	(4.9)%	0.7%	0.2%

Increase (decrease)	$(20,123)	$1,491
Percent change	(958.2)%	244.8%

For the year ended December 31, 2008, our tax rate benefit was 39.2% compared to a tax provision of 4.6% for the same period a year ago. The difference between the underlying effective tax rate for the year ended December 31, 2008 and the federal statutory rate of 35% is primarily attributable to charges due to the differential in foreign tax rates as well as non-deductible stock-based compensation expense, offset by benefits due to the utilization of net operating loss carryforwards, and the release of the valuation allowance.

In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such, we determined that a valuation allowance was no longer necessary for our U.S. and certain foreign deferred tax assets because, based on the available evidence, we concluded that a realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets at the end of 2008. A release of the valuation allowance against our net deferred tax assets in the United States and certain foreign jurisdictions resulted in a credit of $53.5 million to our consolidated statement of operations and a $3.3 million reduction in goodwill for the year ended December 31, 2008.

The provision for income taxes in 2007 is principally due to federal alternative minimum tax and foreign income taxes.

Segments

Effective January 1, 2006, Harmonic implemented a new organizational structure, and we have operated as a single operating segment and reported our financial results as a single segment since that time. See Note 14 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Cash, cash equivalents and short-term investments	$327,163	$269,260	$92,371

Net cash provided by operating activities	$60,127	$35,145	$8,634
Net cash used in investing activities	$(17,952)	$(92,391)	$(16,953)
Net cash provided by financing activities	$8,463	$152,875	$3,884

As of December 31, 2008, cash, cash equivalents and short-term investments totaled $327.2 million, compared to $269.3 million as of December 31, 2007. Cash provided by operations was $60.1 million in 2008, resulting from net income of $64.0 million, adjusted for $(33.2) million in non-cash charges and a $29.3 million net change in assets and liabilities. The non-cash charges included deferred income taxes, stock-based compensation, depreciation, amortization, other non-cash adjustments and loss on disposal of fixed assets. The net change in assets and liabilities included an increase in income taxes payable, lower inventories and accounts receivables, which was partially offset by a decrease in accounts payable primarily from the payment for inventory purchases, a decrease in accrued excess facilities costs and a decrease in deferred revenue.

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

Net cash used in investing activities was $18.0 million in 2008, resulting primarily from the net purchase of investments of $8.6 million, the payment of $8.5 million of capital expenditure primarily for test equipment and a payment of $2.8 million to option holders of Rhozet as part of the acquisition in July 2007, which was partially offset by the sale to a third party of a convertible note from Entone, Inc. for $2.6 million. Harmonic currently expects capital expenditures to be in the range of $6 million to $8 million during 2009.

Net cash provided by financing activities was $8.5 million in 2008, resulting primarily from proceeds from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Approximately $1.7 million of pre-merger tax liabilities remained outstanding at December 31, 2008 and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger tax obligations to various tax authorities in five countries. We are working with LSI Logic, which acquired the spun-off semiconductor business in June 2001 and assumed its obligations, to settle these obligations, a process which has been underway since the merger in 2000. Harmonic paid $4.9 million during 2008, but is unable to predict when the remaining obligations will be paid, or in what amount. The full amount of the estimated obligation has been classified as a current liability. To the extent that these obligations are finally settled for less than the amounts provided, Harmonic is required, under the terms of the tax-sharing agreement, to refund the difference to LSI Logic. Conversely, if the settlements are more than the remaining $1.7 million pre-merger tax liability balance LSI is obligated to reimburse Harmonic.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 5, 2009. As of December 31, 2008, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the financial covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At December 31, 2008, Harmonic was in compliance with the covenants under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at December 31, 2008). Borrowings are payable monthly and are not collateralized.

Harmonic’s cash, cash equivalents and short-term investments at December 31, 2008 were $327.2 million. As of December 31, 2008, we held approximately $10.7 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate their par value at the balance sheet date. These ARSs which are invested in preferred securities in closed-end mutual funds, all have a credit rating of AA or better and the issuers are paying interest at the maximum contractual rate. During 2008, the Company was able to sell $24.1 million of ARSs through successful auctions and redemptions. The remaining balance of $10.7 million in ARSs that we held as of December 31, 2008, all had failed auctions in 2008. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which the Company would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. The entire balance of $10.7 million in ARSs that we held at December 31, 2008 were sold at par plus interest in February 2009.

In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to adverse market conditions. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition. Nevertheless, we believe that our existing liquidity sources will satisfy our requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated opportunities or to strengthen our financial position.

On December 22, 2008, Harmonic entered into a definitive agreement to acquire Scopus Video Networks Ltd., a publicly traded company organized under the laws of Israel. Under the terms of the Agreement and Plan of Merger, Harmonic will pay $5.62 per share in cash, without interest, for all of the outstanding ordinary shares of Scopus, which represents an enterprise value of approximately $51 million, net of Scopus’ cash and short-term investments. The merger is expected to close in March 2009.

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

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including the global economic slowdown, market uncertainty surrounding the ongoing U.S. war on terrorism, as well as conditions in financial markets and the cable and satellite industries. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

None as of December 31, 2008.

Contractual Obligations and Commitments

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2008, were as follows:

	Payments Due by Period
	Total Amounts
	Committed	1 year or less	2 – 3 years	4 – 5 years	Over 5 years
	(In thousands)

Contractual Obligations:
Operating Leases(1)	$26,897	$14,567	$11,654	$670	$6
Inventory Purchase Commitment	18,544	18,544	—	—	—
C-Cube Pre-Merger Tax Liabilities	1,739	1,739	—	—	—
Rhozet outstanding purchase consideration	2,323	2,323	—	—	—
Patent litigation settlement	5,000	5,000	—	—	—
Foreign currency forward exchange contracts	8,724	8,724	—	—	—

Total Contractual Obligations	$63,227	$50,897	$11,654	$670	$6

Other Commercial Commitments:
Standby Letters of Credit	$320	$320	$—	$—	$—
Indemnification obligations(2)	—	—	—	—	—
Guarantees	—	—	—	—	—

Total Commercial Commitments	$320	$320	$—	$—	$—

1.	Operating lease commitments include $12.7 million of accrued excess facilities costs.

2.	Harmonic indemnifies its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at December 31, 2008.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $41.6 million of unrecognized tax benefits classified as “Income tax payable long-term” in the accompanying consolidated balance sheet as of December 31, 2008, have been excluded from the contractual obligations table above. See Note 13 “Income Taxes” to our consolidated financial statements for a discussion on income taxes.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB adopted FASB Staff Position No. 157-2 — “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Harmonic adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows. See Note 6, “Cash Equivalents and Investments” for additional information in our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. The adoption of SFAS 141(R) could have a material effect on the Company’s financial position and results of operations as the release of any valuation allowance for acquired tax attributes subsequent to adoption would benefit the tax provision as opposed to recording the benefit to goodwill. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material effect on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated results of operations and financial condition.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar and currencies of Harmonic’s subsidiaries, and changes in the value of financial instruments held by Harmonic.

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 6% of net sales in 2008 and 7% of net sales in 2007. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2008, we had a forward exchange contract to sell Euros totaling $8.7 million that matures within the first quarter of 2009. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of less than two years. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in accumulated other comprehensive income. As of December 31, 2008, we had gross unrealized losses of $0.8 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other than temporary and we may also incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of December 31, 2008, our cash, cash equivalents and short-term investments balance was $327.2 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $1.0 million.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2008, Harmonic’s internal control over financial reporting was effective.

(a) Index to Consolidated Financial Statements

(b) Financial Statement Schedules:

1.	Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

2.	Selected Quarterly Financial Data: The following table sets forth for the period indicated selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

	2008				2007
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly Data:
Net sales	$96,891	$91,455	$89,340	$87,277	$87,390	$82,295	$71,282	$70,236
Gross profit	48,206	44,196	42,852	42,279	40,715	35,643	30,565	27,152
Income from operations	7,445	11,058	9,323	11,478	4,936	8,871	5,078	374
Net income	13,209	11,965	25,464	13,354	6,639	9,417	6,249	1,116
Basic net income per share	0.14	0.13	0.27	0.14	0.08	0.12	0.08	0.01
Diluted net income per share	0.14	0.12	0.27	0.14	0.07	0.12	0.08	0.01

1.	The selling, general and administrative expenses in the fourth quarter of fiscal year 2008 included a provision of approximately $5.0 million for a patent litigation settlement expense. The Company recorded a benefit from income taxes in the fourth quarter of fiscal year 2008 of approximately $4.6 million from the reversal of the valuation allowance related to certain deferred tax assets.

2.	In the third quarter of 2008, the Company recorded an impairment charge of $0.8 million in other income (expense), net, relating to an investment in an unsecured debt instrument of Lehman Brothers Holding, Inc.

3.	The selling, general and administrative expenses in the second quarter of 2008 included a charge of $1.4 million related to a change in estimate in sublease income. The Company recorded a benefit from income taxes in the second quarter of fiscal year 2008 of approximately $15.1 million from the reversal of the valuation allowance related to certain deferred tax assets.

4.	The selling, general and administrative expenses in the fourth quarter of fiscal year 2007 included a provision of approximately $6.4 million for a litigation settlement expense.

5.	The selling, general and administrative expenses in the third quarter of 2007 included a credit of $1.8 million related to a revised estimate in sublease income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows listed in the index appearing under Item 8 (a) present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 27, 2009

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$179,891	$129,005
Short-term investments	147,272	140,255
Accounts receivable, net	63,923	69,302
Inventories	26,875	34,251
Deferred income taxes	36,384	3,506
Prepaid expenses and other current assets	15,985	17,489

Total current assets	470,330	393,808
Property and equipment, net	15,428	14,082
Goodwill	41,674	45,793
Intangibles, net	12,069	17,844
Other assets	24,862	4,252

Total assets	$564,363	$475,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,366	$20,500
Income taxes payable	1,434	481
Deferred revenue	29,909	37,865
Accrued liabilities	50,490	51,686

Total current liabilities	95,199	110,532
Accrued excess facilities costs, long-term	4,953	9,907
Income taxes payable, long-term	41,555	8,908
Deferred income taxes, long-term	—	3,454
Other non-current liabilities	8,339	8,565

Total liabilities	150,046	141,366

Commitments and contingencies (Notes 17, 18 and 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 95,017 and 93,772 shares issued and outstanding	95	94
Capital in excess of par value	2,263,236	2,246,875
Accumulated deficit	(1,848,394)	(1,912,386)
Accumulated other comprehensive loss	(620)	(170)

Total stockholders’ equity	414,317	334,413

Total liabilities and stockholders’ equity	$564,363	$475,779

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$364,963	$311,204	$247,684
Cost of sales	187,430	177,129	146,238

Gross profit	177,533	134,075	101,446

Operating expenses:
Research and development	54,471	42,902	39,455
Selling, general and administrative	83,118	70,690	65,243
Write-off of acquired in-process technology	—	700	—
Amortization of intangibles	639	525	470

Total operating expenses	138,228	114,817	105,168

Income (loss) from operations	39,305	19,258	(3,722)
Interest income, net	9,216	6,117	4,616
Other income (expense), net	(2,552)	146	722

Income before income taxes	45,969	25,521	1,616
Provision for (benefit from) income taxes	(18,023)	2,100	609

Net income	$63,992	$23,421	$1,007

Net income per share:
Basic	$0.68	$0.29	$0.01

Diluted	$0.67	$0.28	$0.01

Weighted average shares:
Basic	94,535	81,882	74,639

Diluted	95,434	83,249	75,183

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Capital in		Other
			Excess of Par	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2005	73,636	$74	$2,048,090	$(1,934,715)	$(467)	$112,982
Net income		—	—	1,007	—	1,007	$1,007
Unrealized gain on investments, net of tax		—	—	—	205	205	205
Currency translation		—	—	—	163	163	163

Comprehensive income							$1,375

Stock-based compensation		—	5,753	—	—	5,753
Issuance of Common Stock under option and purchase plans	1,170	1	4,777	—	—	4,778
Issuance of Common Stock for acquisition of Entone	3,580	3	20,243	—	—	20,246

Balance at December 31, 2006	78,386	78	2,078,863	(1,933,708)	(99)	145,134
Adjustment due to adoption of FIN 48			—	(2,099)		(2,099)
Net income		—	—	23,421	—	23,421	$23,421
Unrealized loss on investments, net of tax		—	—	—	(27)	(27)	(27)
Currency translation		—	—	—	(44)	(44)	(44)

Comprehensive income							$23,350

Stock-based compensation		—	6,196	—	—	6,196
Issuance of Common Stock under option and purchase plans	1,981	2	11,492	—	—	11,494
Tax benefits from employee stock option plans			70			70
Issuance of Common Stock for acquisition of Rhozet	905	1	8,423	—	—	8,424
Issuance of Common Stock in public offering, net	12,500	13	141,831	—	—	141,844

Balance at December 31, 2007	93,772	94	2,246,875	(1,912,386)	(170)	334,413
Net income		—	—	63,992	—	63,992	$63,992
Unrealized loss on investments, net of tax		—	—	—	(93)	(93)	(93)
Currency translation		—	—	—	(357)	(357)	(357)

Comprehensive income							$63,542

Stock-based compensation		—	7,811	—	—	7,811
Issuance of Common Stock under option and purchase plans	1,245	1	8,550	—	—	8,551

Balance at December 31, 2008	95,017	$95	$2,263,236	$(1,848,394)	$(620)	$414,317

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except par value amounts)

Cash flows from operating activities:
Net income	$63,992	$23,421	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	6,275	5,338	2,200
Write-off of acquired in-process technology	—	700	—
Depreciation	7,014	6,661	7,383
Stock-based compensation	7,806	6,196	5,722
Impairment and loss on disposal of fixed assets	185	74	297
Deferred income taxes	(55,859)	—	—
Accretion and loss on investments	1,409	278	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	6,529	(4,191)	(20,550)
Inventories	7,388	7,865	(3,224)
Prepaid expenses and other assets	3,278	(6,847)	(4,316)
Accounts payable	(7,134)	(13,129)	13,396
Deferred revenue	(6,433)	10,205	7,774
Income taxes payable	33,657	208	493
Accrued excess facilities costs	(4,638)	(6,684)	(877)
Accrued and other liabilities	(3,342)	5,050	(671)

Net cash provided by operating activities	60,127	35,145	8,634

Cash flows from investing activities:
Purchases of investments	(132,813)	(177,908)	(70,398)
Proceeds from maturities and sales of investments	124,237	98,300	84,820
Acquisition of property and equipment	(8,546)	(5,868)	(5,143)
Acquisition of intellectual property	(500)	—	—
Acquisitions, net of cash received	(2,830)	(4,415)	(26,232)
Sale (purchase) of Entone, Inc. convertible note	2,500	(2,500)	—

Net cash used in investing activities	(17,952)	(92,391)	(16,953)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,463	153,337	4,778
Excess tax benefits from stock-based compensation	—	70	—
Repayments under bank line and term loan	—	(460)	(812)
Repayments of capital lease obligations	—	(72)	(82)

Net cash provided by financing activities	8,463	152,875	3,884

Effect of exchange rate changes on cash and cash equivalents	248	(78)	71

Net increase (decrease) in cash and cash equivalents	50,886	95,551	(4,364)
Cash and cash equivalents at beginning of period	129,005	33,454	37,818

Cash and cash equivalents at end of period	$179,891	$129,005	$33,454

Supplemental disclosure of cash flow information:
Income tax payments (refunds), net	$4,188	$1,716	$(75)
Interest paid during the period	$—	$67	$108
Non-cash investing and financing activities
Issuance of restricted common stock for Rhozet acquisition	$—	$8,424	$—
Issuance of restricted common stock from Entone acquisition	$—	$—	$20,382

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harmonic Inc. (“Harmonic”) designs, manufactures and sells products and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, network personal video recording and time-shifted TV. Historically, the majority of our sales have been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, or telcos, broadcasters and Internet companies that offer video services to their customers.

Basis of Presentation. The consolidated financial statements of Harmonic Inc. (“Harmonic”, the “Company” or “we”) include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.

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

Investments. Harmonic’s short-term investments are stated at fair value, and are principally comprised of U.S. government, U.S. government agencies and corporate debt securities. The Company classifies its investments as available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary an impairment charge is recorded.

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentrations of Credit Risk/Major Customers/Supplier Concentration. Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telcos and other network operators and distributors. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable. One customer had a balance of 11% of our net accounts receivable as of December 31, 2008. Two customers had balances of 19% and 14% of our net accounts receivable as of December 31, 2007.

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

Solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, that is customized to meet the customer’s specifications are accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction/Production Contracts”. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation for each arrangement to determine whether the arrangement should be accounted for as a single arrangement under SOP 81-1, or alternatively, for arrangements that do not involve significant production, modification or customization, under other accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described above, and such arrangements represent a significant part of the operations of the Company. At the outset of each arrangement accounted for under SOP 81-1, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and accordingly, utilizes percentage-of-completion accounting for most arrangements that are within the scope of SOP 81-1. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor hours expended to date to anticipated final labor hours, based on current estimates of labor hours to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. During the year ended December 31, 2008, we recorded a loss of approximately $0.4 million related to a loss contract.

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

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In accordance with the provisions of EITF 03-5, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue under an arrangement until all elements, except post contract support, have been delivered. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

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

Shipping and Handling Costs. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of sales” in the Company’s Consolidated Statement of Operations.

Inventories. Inventories are stated at the lower of cost, using the weighted average method, or market. Harmonic establishes provisions for excess and obsolete inventories after evaluation of historical sales and future demand and market conditions, expected product lifecycles and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are charged to “Cost of sales” in the Company’s Consolidated Statement of Operations.

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

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 5 years for furniture and fixtures, and up to 4 years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets up to 10 years or the lease term of the respective assets. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2008, 2007 and 2006 were $7.0 million, $6.7 million and $7.4 million, respectively.

Goodwill. Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter at the Company level, which is the sole reporting unit, and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not exceed its fair value. When assessing the goodwill for impairment, the Company considers both market capitalization adjusted for a control premium and the Company’s discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include: a significant decline in the financial results of our operations, our market capitalization relative to net book value, unanticipated changes in competition and our market share, significant changes in our strategic plans or adverse actions by regulators. At December 31, 2008, the implied fair value of our goodwill exceeded its carrying value and, therefore, goodwill was not impaired.

Long-lived Assets. Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets include customer base, maintenance agreements, core technology, developed technology, assembled workforce, trademark and tradename, and supply agreements. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When assessing impairment, we estimate the implied fair value of the asset group’s discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws and accounting pronouncements. Circumstances that could indicate impairment and require us to perform an impairment test include: a significant decline in the cash flows of such asset, unanticipated changes in competition and our market share, significant changes in our strategic plans or exiting an activity resulting from a restructuring of operations. See Note 4, “Goodwill and Identified Intangibles” for additional information.

Restructuring Costs and Accruals for Excess Facilities. For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when the Company committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected cash payments reduced by any sublease rental income for each excess facility. For restructuring activities initiated after December 31, 2002, the Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

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

Currency Translation. The functional currency of the Company’s Israeli and Swiss operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from re-measuring foreign currency denominated balances into U.S. dollars are included in other income (expense), net and have been insignificant for all periods presented. Foreign currency transaction gains and losses derived from monetary assets and liabilities being stated in a currency other than the functional currency are recorded to other income (expense), net in the Company’s Consolidated Statement of Operations.

Income Taxes. In preparing our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposures and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes.

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In addition, during 2008, and in accordance with SFAS 109, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”) as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves and penalties as well as the related interest, in light of changing facts and circumstances. Changes in our assessment of our uncertain tax positions or settlement of any particular position could materially impact our income tax rate, financial position and cash flows.

Advertising Expenses. Harmonic expenses the cost of advertising as incurred. During 2008, 2007 and 2006, advertising expenses were not material to the results of operations.

Stock Based Compensation. On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and employee stock purchases related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion 25, “Accounting for

Stock Issued to Employees” (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended. In addition, we have applied the provisions of Staff Accounting Bulletin 107 (“SAB 107”), issued by the Securities and Exchange Commission, in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $7.8 million, $6.2 million and $5.7 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated multiple-option method to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method.

As stock-based compensation expense recognized in our results for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Total comprehensive income (loss) of fiscal years 2008, 2007 and 2006 are presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes:

	Unrealized Gain		Accumulated Other
	(Loss) in Available-	Foreign Currency	Comprehensive
	for-Sale Securities	Translation	Income (Loss)
	(In thousands)

Balance as of December 31, 2005	$(219)	$(248)	$(467)
Change during year	205	163	368

Balance as of December 31, 2006	(14)	(85)	(99)
Change during year	(27)	(44)	(71)

Balance as of December 31, 2007	(41)	(129)	(170)
Change during year	(93)	(357)	(450)

Balance as of December 31, 2008	$(134)	$(486)	$(620)

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

Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. At December 31, 2008, the Company had a forward exchange contract to sell Euros totaling $8.7 million. This foreign exchange contract matured in the first quarter of 2009. At December 31, 2007, the Company had a forward exchange contract to sell Euros totaling $8.5 million. This foreign exchange contract matured within the first quarter of 2008.

Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB adopted FASB Staff Position No. 157-2 — “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Harmonic adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows. See Note 6, “Cash Equivalents and Investments” for additional information.

In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. The adoption of SFAS 141(R) could have a material effect on the Company’s financial position and results of operations as the release of any valuation allowance for acquired tax attributes subsequent to adoption would benefit the tax provision as opposed to recording the benefit to goodwill. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material effect on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life or recognized intangible assets under FASB 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated results of operations and financial condition.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

NOTE 3: ACQUISITIONS

Scopus Video Networks Ltd.

On December 22, 2008, Harmonic announced that it had entered into a definitive agreement to acquire Scopus Video Networks Ltd., a publicly traded company organized under the laws of Israel. Under the terms of the Agreement and Plan of Merger, Harmonic will pay $5.62 per share in cash, without interest, for all of the outstanding ordinary shares of Scopus, which represents an enterprise value of approximately $51 million, net of Scopus’ cash and short-term investments. The proposed acquisition of Scopus is expected to extend Harmonic’s worldwide customer based and strengthen its market and technology leadership, particularly in international video broadcast, contribution and distribution markets. As of December 31, 2008, Harmonic has incurred approximately $0.9 million of acquisition-related costs which will be expensed in the first quarter of 2009. The merger is expected to be completed by the end of the first quarter of 2009.

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

The purchase price of $16.2 million included $15.5 million of total merger consideration and $0.7 million of transaction expenses. Under the terms of the merger agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, approximately $2.8 million of cash, which was paid in the first quarter of 2008, as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, are being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As of December 31, 2008, approximately $1.8 million of purchase consideration, which based on the terms of the merger agreement will be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock, has been recorded as a long-term liability, and the payment of $0.5 million in cash which has been recorded as a current liability.

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

The residual purchase price of $9.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Rhozet is not being amortized.

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

The purchase price of $48.9 million included $26.2 million in cash, $20.1 million of stock issued, consisting of 3,579,715 shares of Harmonic common stock, $0.2 million in stock options assumed, and $2.5 million of transaction expenses incurred. Stock options to purchase Harmonic common stock totaling approximately 0.2 million shares were issued to reflect the conversion of all outstanding Entone options for continuing employees. The fair value of Harmonic’s stock options issued to Entone employees were valued at $925,000 using the Black-Scholes options pricing model of which $697,000 represents unearned stock-based compensation, which will be recorded as compensation expense as services are provided by optionholders, and $228,000 was recorded as purchase consideration. As part of the terms of the Merger Agreement, Harmonic was obligated to purchase a convertible note with a face amount of $2.5 million in the new spun off private company subject to closing of an initial round of equity financing in which at least $4 million is invested by third parties. This amount was funded in July 2007. The convertible note was sold to a third party for approximately $2.6 million during 2008. See Note 16.

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

The residual purchase price of $32.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In 2008, the partial release of the income tax valuation allowance resulted in a $3.3 million reduction in goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Entone is not being amortized.

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

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)

Net sales	$312,527	$250,758
Net income (loss)	$20,311	$(11,940)
Net income (loss) per share — basic	$0.25	$(0.15)
Net income (loss) per share — diluted	$0.24	$(0.15)

NOTE 4: GOODWILL AND IDENTIFIED INTANGIBLES

Effective January 1, 2006 the Company operates as a single reporting unit and goodwill is evaluated at the Company level, which is the sole reporting unit. The Company performed the annual impairment test of goodwill in the fourth quarter of 2006, 2007 and 2008. For the years 2006, 2007 and 2008, in all instances, the fair value of Harmonic, which was based on the Company’s future discounted cash flows, exceeded its carrying amount, including goodwill. As a result of these tests, goodwill was determined not to be impaired.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded a total of $6.3 million, $5.3 million and $1.2 million, respectively, of amortization expense for identified intangibles, of which $5.5 million, $4.7 million and $0.9 million, respectively, was included in cost of sales. A review of the intangibles associated with the BTL acquisition was performed in 2006 and it was determined that the carrying value of intangibles of $1.0 million were impaired. In 2006, the impairment charge was recorded as $0.8 million to cost of sales and $0.2 million to operating expenses. The following is a summary of goodwill and intangible assets as of December 31, 2008 and December 31, 2007:

		December 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Identified intangibles:
Developed core technology	$49,307	$(39,838)	$9,469	$49,463	$(34,941)	$14,522
Customer relationships/contracts	33,895	(32,550)	1,345	33,912	(32,234)	1,678
Trademarks and tradenames	5,244	(4,559)	685	5,337	(4,432)	905
Supply agreement	3,386	(3,386)	—	3,543	(3,543)	—
Maintenance agreements	600	(121)	479	600	(36)	564
Software license, intellectual property and assembled workforce	309	(218)	91	249	(74)	175

Subtotal of identified intangibles	92,741	(80,672)	12,069	93,104	(75,260)	17,844
Goodwill	41,674	—	41,674	45,793	—	45,793

Total goodwill and other intangibles	$134,415	$(80,672)	$53,743	$138,897	$(75,260)	$63,637

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Balance as of January 1	$45,793	$37,141
Acquisition of Rhozet Corporation	—	8,980
Deferred tax asset adjustment	(3,292)	(385)
Foreign currency translation adjustments	(827)	57

Balance as of December 31	$41,674	$45,793

During 2008, an adjustment to goodwill of $3.3 million was recorded due to an adjustment of the tax valuation allowance from the Entone acquisition.

During 2008, the Company purchased certain assets, including intellectual property for $0.5 million in cash. This intellectual property will be utilized in furthering the capabilities of the Company’s IP-based video solutions over cable network infrastructures. The purchase price was allocated between developed technology and assembled workforce and both have a useful life of 2.5 years.

The estimated future amortization expense for identified intangibles is:

	Cost of Sales	Operating Expenses	Total
	(In thousands)

2009	$5,309	$703	$6,012
2010	3,978	663	4,641
2011	182	632	814
2012	—	437	437
2013 and thereafter	—	165	165

Total	$9,469	$2,600	$12,069

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

During the first quarter of 2007, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.4 million. This charge primarily relates to two buildings in the United Kingdom which were vacated in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL, in accordance with applicable provisions of FAS No. 146. In the fourth quarter of 2007, the Company recorded a charge in selling, general and administrative expenses of $0.1 million for the remaining building from the closure of BTL.

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

As of December 31, 2008, accrued excess facilities cost totaled $11.4 million of which $6.4 million was included in current accrued liabilities and $5.0 million in other non-current liabilities. The Company incurred cash outlays of $6.5 million, net of $1.1 million of sublease income, during 2008 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. As of December 31, 2007, accrued excess facilities cost totaled $16.0 million of which $6.1 million was included in current accrued liabilities and $9.9 million in other non-current liabilities. The Company incurred cash outlays of $6.3 million, net of $1.1 million of sublease income, during 2007 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. In 2009, Harmonic expects to pay approximately $6.4 million of excess facility lease costs, net of estimated sublease income, and to pay the remaining $5.0 million, net of estimated sublease income, over the remaining lease terms through October 2010.

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

The following table summarizes restructuring activities:

	Workforce	Management	Excess	Campus
	Reduction	Reduction	Facilities	Consolidation	BTL Closure	Total
	(In thousands)

Balance at December 31, 2005	$635	$—	$23,576	$—	$—	$24,211
Provisions/(recoveries)	(25)	962	(1,744)	3,918	—	3,111
Transfer of deferred rent liability	—	—	—	2,146	—	2,146
Cash payments, net of sublease income	(610)	(568)	(4,648)	(550)	—	(6,376)

Balance at December 31, 2006	—	394	17,184	5,514	—	23,092
Provisions/(recoveries)	—	(96)	(1,828)	1,019	1,103	198
Cash payments, net of sublease income	—	(298)	(4,206)	(2,040)	(733)	(7,277)

Balance at December 31, 2007	—	—	11,150	4,493	370	16,013
Provisions/(recoveries)	—	—	—	1,544	294	1,838
Cash payments, net of sublease income	—	—	(3,954)	(2,177)	(344)	(6,475)

Balance at December 31, 2008	$—	$—	$7,196	$3,860	$320	$11,376

NOTE 6: CASH EQUIVALENTS AND INVESTMENTS

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

In accordance with SFAS 157, the following table represents Harmonic’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market funds	$146,065	$—	$—	$146,065
U.S. corporate debt	—	65,680	—	65,680
U.S. government agencies	—	75,859	—	75,859
Auction rate securities	—	—	10,732	10,732

	146,065	141,539	10,732	298,336
Forward exchange contracts	—	8,724	—	8,724

Total assets	$146,065	$150,263	$10,732	$307,060

Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the twelve month period ended December 31, 2008:

Level 3
(In thousands)

Balance as of December 31, 2007	$—
Transfers in to Level 3	34,863
Sales	(24,052)
Unrealized gain recorded in “Other comprehensive income”	(79)

Balance as of December 31, 2008	$10,732

The fair value of our auction rate securities at December 31, 2008 were measured using Level 3 inputs. The inputs to the valuation model could no longer be valued by observable market data as of December 31, 2008, and as a result, these securities were classified as Level 3 of the fair value hierarchy under the framework of SFAS 157. Significant inputs to our valuation model for auction rate securities as of December 31, 2008 were based on certain assumptions, including interest rate yield curves, credit quality, the estimated time until liquidity returns to the auction rate securities and valuation estimates.

	December 31,
	2008	2007
	(In thousands)

Short-term investments:
Less than one year	$87,122	$76,175
Due in 1-2 years	49,417	29,893
Due in 3-30 years	5,004	17,121
No maturity date	5,728	17,066

Total short-term investments	$147,271	$140,255

The following is a summary of available-for-sale securities.

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value
	(In thousands)

December 31, 2008
U.S. government debt securities	$70,396	$476	$(12)	$70,860
Corporate debt securities	66,360	81	(761)	65,680
Other debt securities	10,732	—	—	10,732

Total	$147,488	$557	$(773)	$147,272

December 31, 2007
U.S. government debt securities	$15,886	$13	$(12)	$15,887
Corporate debt securities	90,247	68	(134)	90,181
Other debt securities	34,187	—	—	34,187

Total	$140,320	$81	$(146)	$140,255

As of December 31, 2008, the fair value of certain of the Company’s short-term investments was less than their cost basis. These unrealized losses as a result of the decline in the fair value of such investments were primarily due to the current credit crisis in addition to changes in interest rates. Management reviewed various factors to determine the fair market value of our investments and whether to recognize an impairment charge related to these unrealized losses including, the current financial and credit market environment, the financial condition and near term prospects of the issuer of the short-term investment, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of short-term investments was other-than-temporary and recorded an impairment charge for one security of $0.8 million during the year ended December 31, 2008, which is included in other income (expense), net, in the accompanying consolidated statements of operations. The impairment charge recognized during 2008 relates to a marketable security issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008. The investment was subsequently sold during 2008. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive loss.

As of December 31, 2008, we held approximately $10.7 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate their par value at the balance sheet date. These ARSs which are invested in preferred securities in closed-end mutual funds, all have a credit rating of AA or better and the issuers are paying interest at the maximum contractual rate. During 2008, the Company was able to sell $24.1 million of ARSs through successful auctions and redemptions. The remaining balance of $10.7 million in ARSs that we held as of December 31, 2008, all had failed auctions in 2008. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which the Company would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. The entire balance of $10.7 million in ARSs that we held at December 31, 2008 were sold at par in February 2009.

In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.

For the years ended December 31, 2008, 2007 and 2006, realized gains and realized losses from the sale of investments were not material.

In accordance with FASB Staff Position Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), there was one available-for-sale security with a fair market value of $0.4 million at December 31, 2008 that had been in a continuous unrealized loss position for more than 12 months, and the amount of unrealized losses on any individual security and the total investment balance is insignificant as of December 31, 2008. The decline in the estimated fair value of these investments relative to amortized cost is primarily related to changes in interest rates and is considered to be temporary in nature.

NOTE 7: ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS, DISCOUNTS AND TRADE-INS

	2008	2007
	(In thousands)

Accounts receivable	$72,620	$77,496
Less: allowance for doubtful accounts, returns and discounts	(8,697)	(8,194)

	$63,923	$69,302

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

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the periods indicated:

				Deductions/
	Balance at		Charges/ (credits) to	(Additions)	Balance at End
	Beginning of Period	Charges to Revenue	Expense	from Reserves	of Period
	(In thousands)

2008	$8,194	$7,615	$1,497	$(8,609)	$8,697
2007	4,471	7,107	(125)	(3,259)	8,194
2006	3,230	3,357	(138)	(1,978)	4,471

NOTE 8: BALANCE SHEET

	December 31,
	2008	2007
	(In thousands)

Inventories:
Raw materials	$5,562	$8,700
Work-in-process	1,167	1,574
Finished goods	20,146	23,977

	$26,875	$34,251

Property and equipment:
Furniture and fixtures	$6,923	$6,725
Machinery and equipment	56,808	56,961
Leasehold improvements	27,999	27,388

	91,730	91,074
Less: accumulated depreciation and amortization	(76,302)	(76,992)

	$15,428	$14,082

Accrued liabilities:
Accrued compensation	$7,397	$6,495
Accrued incentive compensation	9,058	6,083
C-Cube pre-merger liabilities	1,739	6,657
Accrued litigation settlements	5,650	6,400
Accrued excess facilities costs — current	6,423	6,106
Accrued warranty	5,361	5,786
Other	14,862	14,159

	$50,490	$51,686

NOTE 9: NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. In 2008, 2007 and 2006, there were 9,366,359, 5,590,121 and 10,221,543 of potentially dilutive shares, consisting of options, excluded from the net income per share computations, respectively, because their effect was antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income (numerator)	$63,992	$23,421	$1,007

Shares calculation (denominator):
Weighted average shares outstanding — basic	94,535	81,882	74,639
Effect of Dilutive Securities:
Potential common stock relating to stock options and ESPP	698	1,282	544
Future issued common stock related to acquisitions	201	85	—

Average shares outstanding — diluted	95,434	83,249	75,183

Net income per share — basic	$0.68	$0.29	$0.01

Net income per share — diluted	$0.67	$0.28	$0.01

NOTE 10: CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 5, 2009. As of December 31, 2008, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2007 or 2008. This facility, which was amended and restated in March 2008, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At December 31, 2008, Harmonic was in compliance with the covenants under this line of credit facility. The March 2008 amendment requires payment of approximately $20,000 of additional fees if the Company does not maintain an unrestricted deposit of $30.0 million with the bank. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at December 31, 2008). Borrowings are payable monthly and are not collateralized.

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

Stock Issuances. During 2007, Harmonic issued 12,500,000 shares of common stock in a public offering. The net proceeds to the Company were approximately $141.8 million, which is net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.8 million. In addition, during 2007 we issued 905,624 shares of common stock as part of the consideration for the purchase of all the outstanding shares of Rhozet. The shares had a value of $8.4 million at the time of issuance. See Note 3 for additional information regarding the acquisition of Rhozet.

Future Issued Shares. The Company has reserved 200,854 shares of Harmonic common stock for future issuance in connection with the acquisition of Rhozet in July 2007. The shares of Harmonic common stock, are being held back by

Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders.

NOTE 12: BENEFIT PLANS

Stock Option Plans. Harmonic has reserved 17,515,000 shares of Common Stock for issuance under various employee stock option plans. The options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Stock options are granted at the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants had a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control.

Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 100,000 shares to 800,000 shares. Harmonic has a total of 667,000 shares of Common Stock reserved for issuance under the Plan. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, are granted at fair market value of the stock at the date of grant and vest after one year. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the third quarter of 2008, each non-employee director received restricted stock units valued at $80,000 on July 31, 2008, which will vest on May 15, 2009. During 2008 there were a total of 71,883 restricted stock units granted.

The following table summarizes activities under the Plans:

	Shares Available for	Stock Options	Weighted Average
	Grant	Outstanding	Exercise Price
	(In thousands, except exercise price)

Balance at December 31, 2005	3,984	9,064	$13.05
Shares authorized	300	—	—
Options granted	(2,236)	2,236	5.35
Options exercised	—	(359)	4.18
Options canceled	1,584	(1,584)	11.26
Options expired	—	(108)	42.13

Balance at December 31, 2006	3,632	9,249	11.50

Options granted	(2,514)	2,514	8.59
Options exercised	—	(1,311)	6.30
Options canceled	933	(933)	12.03
Options expired	—	(50)	28.28

Balance at December 31, 2007	2,051	9,469	11.31
Shares authorized	7,600	—	—
Restricted stock units granted (1)	(144)	—	7.79
Options granted	(3,013)	3,013	8.16
Options exercised	—	(777)	6.14
Options canceled	818	(818)	13.45
Options expired	—	(89)	28.98

Balance at December 31, 2008	7,312	10,798	$10.50

Options vested and exercisable as of December 31, 2008		5,980	$12.48

Options vested and expected-to-vest as of December 31, 2008		10,556	$10.55

1.  Restricted stock units debit the 2002 Plan reserve two shares for every unit granted.

The weighted-average fair value of options granted was $3.79, $4.56, and $3.97 for 2008, 2007, and 2006, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2008:

	Stock Options Outstanding		Stock Options Exercisable
	Number	Weighted-Average		Number
	Outstanding at	Remaining		Exercisable at	Weighted
	December 31,	Contractual Life	Weighted-Average	December 31,	Average Exercise
	2008	(Years)	Exercise Price	2008	Price
Range of Exercise Prices	(In thousands, except exercise price and life)

$ 0.19 — 5.66	805	4.7	$3.88	655	$3.75
5.67 — 6.40	1,606	4.7	5.91	1,274	5.92
6.41 — 8.17	2,938	6.2	8.10	133	7.48
8.20 — 9.29	3,331	4.5	8.60	2,073	8.77
9.35 — 11.94	997	4.1	10.47	724	10.51
12.10 — 24.69	656	1.5	22.61	656	22.61
25.50 — 121.68	465	0.9	49.52	465	49.52

	10,798	4.6	$10.50	5,980	$12.48

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2008 was 3.7 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at December 31, 2008 was 4.6 years.

Aggregate pre-tax intrinsic value of options outstanding and exercisable at December 31, 2008, 2007 and 2006 was $1.2 million, $23.7 million and $13.2 million, respectively. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $1.4 million at December 31, 2008. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $5.61 as of December 31, 2008 and $10.48 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the exercise date. The aggregate intrinsic value of exercised stock options was $2.3 million, $5.3 million and $1.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The total realized tax benefit attributable to stock options exercised during the period in jurisdictions where this expense is deductible for tax purposes was $0.1 million in 2007.

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning of the offering period or end of the purchase period, whichever is lower. Offering periods and purchase periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2008, 2007 and 2006, the number of shares of stock issued under the purchase plans were 468,545, 669,871 and 811,565 shares at weighted average prices of $7.88, $4.82 and $4.04, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans were $2.86, $2.38 and $1.42 for 2008, 2007 and 2006, respectively. At December 31, 2008, 1,345,079 shares were reserved for future issuances under the 2002 Purchase Plan.

Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Such amounts totaled $0.3 million in 2008, $0.3 million in 2007, and $0.3 million in 2006.

Stock-based Compensation

The following table summarizes the impact of options from SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Operations for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007	2006
	(In thousands)

Employee stock-based compensation in:
Cost of sales	$1,137	$997	$957

Research and development expense	2,845	2,012	1,638
Sales, general and administrative expense	3,824	2,847	2,944

Total employee stock-based compensation in operating expense	6,669	4,859	4,582

Total employee stock-based compensation	7,806	5,856	5,539
Amount capitalized in inventory	5	1	31
Total other stock-based compensation(1)	—	339	182

Total stock-based compensation	$7,811	$6,196	$5,752

1. Other stock-based compensation represents charges related to non-employee stock options.

As of December 31, 2008, total unamortized stock-based compensation cost related to unvested stock options was $18.8 million, with the weighted average recognition period of 2.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006

Expected life (years)	4.75	4.75	4.75	0.5	0.5	0.5
Volatility	51%	58%	75%	46%	51%	54%
Risk-free interest rate	3.1%	4.7%	4.6%	2.3%	4.9%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The expected term for employee stock options and the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

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

NOTE 13: INCOME TAXES

Income before provision for (benefit from) income taxes consisted of the following:

	2008	2007	2006
	(In thousands)

United States	$130,806	$24,260	$4,247
International	(84,837)	1,261	(2,631)

	$45,969	$25,521	$1,616

The provision for (benefit from) income taxes consists of the following:

	2008	2007	2006
	(In thousands)

Current:
United States	$37,483	$1,677	$351
International	353	423	258
Deferred:
United States	(54,993)	—	—
International	(866)	—	—

	$(18,023)	$2,100	$609

Harmonic’s provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows:

		December 31,
	2008	2007	2006
	(In thousands)

Provision for income taxes at U.S. Federal statutory rate	$16,089	$8,933	$565
State Taxes	2,168	416	99
Differential in rates on foreign earnings	(1,859)	56	(160)
Losses for which no benefit, (benefit) is taken	(15,306)	(9,887)	(1,687)
Alternative Minimum Taxes	—	837	252
Valuation Release	(53,450)	—	—
Change in liabilities for uncertain tax positions	32,646	424	—
Non-deductible stock compensation	1,170	1,076	1,297
Non-deductible meals and entertainment	205	171	225
Other	314	74	18

Provision for (benefit from) income taxes	$(18,023)	$2,100	$609

Deferred tax assets (liabilities) comprise the following:

		December 31,
	2008	2007	2006
	(In thousands)

Deferred tax assets:
Reserves and accruals	$29,395	$35,365	$31,212
Net operating loss carryovers	5,317	58,646	72,605
Depreciation and amortization	8,189	9,091	8,751
Research and development credit carryovers	12,775	11,462	10,419
Non deductible stock compensation	3,309	2,158	1,000
Other tax credits	4,658	1,000	400
Other	2,384	1,989	2,089

Total deferred tax assets	66,027	119,711	126,476
Valuation allowance	(1,904)	(112,330)	(120,069)

Net deferred tax assets	64,123	7,381	6,407
Deferred tax liabilities:
Intangibles	(4,604)	(7,013)	(6,407)

Net deferred tax assets (liabilities)	$59,519	$368	$—

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

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2008	2007
	(In millions)

Beginning of the year balance	$12.1	$12.1
Increases related to tax positions	34.9	0.7
Expiration of the statute of limitations for the assessment of taxes and release of other tax contingencies	(0.5)	(0.7)

End of the year balance	$46.5	$12.1

The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $46.5 million at December 31, 2008. We also accrued potential interest of $0.8 million, related to these unrecognized tax benefits during 2008, and in total, as of December 31, 2008, we had recorded liabilities for potential penalties and interest of $0.9 million and $3.0 million, respectively. The Company has reversed $0.5 million of liability pursuant to FIN 48 due to the expiration of the statute of limitations with respect to audits of past tax years in two foreign jurisdictions. The Company anticipates a decrease of $0.5 million in unrecognized tax benefits due to expiration of the statute of limitations within the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2002 through 2008 tax years generally remain subject to examination by their respective tax authorities.

We anticipate the unrecognized tax benefits may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable and offset against deferred tax assets, if recognized, would reduce the annual income provision.

In 2008, we released $110.4 million of the valuation allowance as an offset against all of our U.S. and certain foreign net deferred tax assets, of which $3.3 million was accounted for as a reduction to goodwill related to the Entone acquisition. In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such, we determined that a valuation allowance was no longer necessary for our U.S. deferred tax assets because, based on the available evidence, we concluded that realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets as of December 31, 2008. However, pursuant to SFAS 109, we are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In the event that, in the future, we determine that a valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination, and this could have a material and adverse impact on our results of operations for such period.

As of December 31, 2008 our valuation allowance totaled $1.9 million. As of December 31, 2008, the Company had $13.7 million of federal and $48.7 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2021 and 2014 for federal tax purposes and for state tax purposes, respectively. As of December 31, 2008 the Company had foreign net operating loss carryforwards of $16.7 million which do not expire. As of December 31, 2008, the portion of the federal net operating loss carryforwards which relates to stock option deductions is approximately $12.5 million. As of December 31, 2008, the portion of state net operating carryforwards which relates to stock option deductions is approximately $8.8 million. We are tracking the portion of our deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS 123(R), footnote 82, the stock option benefits will only be recorded to equity when they reduce cash taxes payable.

As of December 31, 2008, the Company had federal and state tax credit carryovers of approximately $10.1 million and $11.5 million, respectively, available to offset future taxable income. The federal credits expire beginning in 2008, while the state credits will not expire.

Our effective tax rate for 2008, 2007 and 2006 differs from the U.S. statutory rate primarily due to the release of the valuation allowance against the substantial majority of our deferred tax assets in 2008 and the utilization of unbenefited net operating loss carryforwards.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, certain of the net deferred tax assets have been offset by a valuation allowance. The deferred tax liabilities relate to purchase accounting for acquisitions.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

U.S. income taxes were not provided for on a cumulative total of approximately $25.9 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2008 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

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

Our revenue by product sales is summarized as follows:

Product Sales Information:

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)

Product Sales Data:
Video Processing	$137,390	$134,744	$96,855
Edge and Access	165,246	125,270	109,529
Software, Support and Other	62,327	51,190	41,300

Net sales	$364,963	$311,204	$247,684

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows:

Geographic Information:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales:
United States	$205,162	$175,257	$126,420
International	159,801	135,947	121,264

Total	$364,963	$311,204	$247,684

Property and equipment:
United States	$12,159	$11,834	$12,791
International	3,269	2,248	2,025

Total	$15,428	$14,082	$14,816

Major Customers. To date, a substantial majority of Harmonic’s net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively. In 2006, sales to Comcast accounted for 12% of net sales.

The Company’s assets are primarily located within the United States of America.

NOTE 15: RELATED PARTY

A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.9 million and $1.0 million during 2008 and 2007, respectively. As of December 31, 2008, Harmonic had liabilities to JDS Uniphase of an insignificant amount.

NOTE 16: CONVERTIBLE NOTE RECEIVABLE

On July 5, 2007, Harmonic purchased an unsecured convertible promissory note from Entone, Inc. with a face amount of $2.5 million. Interest accrued on the note at the rate of 4.95% per annum and will be due with principal at the earlier of August 21, 2011 or upon a “Change of Control Transaction” of Entone, Inc, unless the note is otherwise converted. The convertible note was sold to a third party for approximately $2.6 million during 2008.

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

	2008	2007
	(In thousands)

Balance as of January 1	$5,786	$6,061
Accrual for current period warranties	4,345	3,710
Accrual for preexisting warranties	832	472
Warranty costs incurred	(5,603)	(4,457)

Balance as of December 31	$5,360	$5,786

Standby Letters of Credit. As of December 31, 2008 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.3 million.

Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through December 31, 2008.

Guarantees. As of December 31, 2008, Harmonic had no other guarantees outstanding.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Commitments — Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through October 2010. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2009. Total lease payments related to these operating leases were $14.0 million, $12.9 million and $11.7 million for 2008, 2007 and 2006, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2008, are as follows:

(In thousands)

2009	$14,567
2010	11,042
2011	612
2012	421
2013	249
Thereafter	6

$26,897

As of December 31, 2008, $12.7 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 5 “Restructuring, Excess Facilities and Inventory Provisions.”

Commitments — Royalties. Harmonic has licensed certain technologies from various companies and incorporates this technology into its own products and is required to pay royalties usually based on shipment of products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2008, 2007 and 2006 royalty expenses were $2.4 million, $1.6 million and $1.6 million, respectively.

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

NOTE 19: LEGAL PROCEEDINGS

In 2000, several class action lawsuits, which were ultimately consolidated into a single lawsuit, were brought on behalf of a purported class of persons who purchased Harmonic’s publicly traded securities between January 19, 2000 and June 26, 2000, and alleged violations of federal securities laws by Harmonic and certain of its officers and directors. The consolidated complaint alleged, inter alia, that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition.

Following a series of procedural actions, a significant number of the claims alleged in the consolidated complaint were dismissed. However, certain of the plaintiffs’ claims survived dismissal. In January 2007, the District Court set a trial date for August 2008, and also ordered the parties to participate in mediation.

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

Under the terms of the agreement to settle the securities class action lawsuit, Harmonic and its insurance carriers paid $15.0 million in consideration to the plaintiffs in the securities class action. Of this amount, Harmonic paid $5.0 million, and Harmonic’s insurance carriers, in addition to having funded most litigation costs, contributed the remaining $10.0 million on behalf of the individual defendants. In addition, Harmonic estimates that it has paid or will pay approximately $1.7 million in related legal fees and expenses in connection with proceedings in the securities class action and derivative lawsuits. The Company recorded a provision of $6.4 million in its selling, general and administrative expenses in the year ended December 31, 2007. As of December 31, 2008, we had $0.7 million recorded in accrued liabilities for the settlement of remaining obligations for the shareholder class action and derivative lawsuits.

On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. It alleges facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities action, which has occurred, and payment by the Company of $550,000 to cover plaintiff’s attorneys fees. If finalized, the settlement will release Harmonic’s officers and directors from all claims brought in the derivative lawsuit.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides than in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) would release Harmonic from any liability for making, using, selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in it selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.

An unfavorable outcome on any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. A settlement or an unfavorable outcome on any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm, are included on pages 58 and 61 of this Annual Report on Form 10-K, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2009 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2009 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this item is included in Part I, Item 1 hereof under the caption, “Executive Officers of Registrant”.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2009 Proxy Statement and is incorporated herein by reference.

Harmonic has adopted a Code of Business Conduct and Ethics for Senior Operational and Financial Leadership (the “Code”) which applies to its Chief Executive Officer, its Chief Financial Officer, its Corporate Controller and other senior operational and financial management. The Code is available on the Company’s website at www.harmonicinc.com.

Harmonic intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address specified above, and to the extent required by the listing standards of the NASDAQ Global Select Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

Item 11. Executive Compensation

The information required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required for this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on February 27, 2009.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ ROBIN N. DICKSON (Robin N. Dickson)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ LEWIS SOLOMON (Lewis Solomon)	Chairman	February 27, 2009

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	February 27, 2009

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Director	February 27, 2009

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	February 27, 2009

/s/ ANTHONY J. LEY (Anthony J. Ley)	Director	February 27, 2009

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	February 27, 2009

/s/ DAVID VAN VALKENBURG (David Van Valkenburg)	Director	February 27, 2009

EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii), (xiii), (xiv), (xv), (xvi), (xvii), (xviii), (xix), (xx), (xxi), (xxii), (xxiii), (xxiv), (xv) (xxvi), (xxvii) and (xxviii) are incorporated herein by reference.

Exhibit
Number

2	.1(iii)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and the Registrant dated October 27, 1999
3	.1(vii)	Certificate of Incorporation of Registrant as amended
3	.3(xxvii)	Amended and Restated Bylaws of Registrant
4	.1(i)	Form of Common Stock Certificate
4	.2(viii)	Preferred Stock Rights Agreement dated July 24, 2002 between the Registrant and Mellon Investor Services LLC
4	.3(vii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating in Preferred Stock of Registrant
4	.4(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Registrant and certain holders of Registrant’s Common Stock
10	.1(i)*	Form of Indemnification Agreement
10	.2(xxvi)*	1995 Stock Plan and form of Stock Option Agreement
10	.3(i)*	1995 Director Option Plan and form of Director Option Agreement
10	.4(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Registrant and Silicon Valley Bank
10	.5(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Company
10	.6(vi)*	1999 Nonstatutory Stock Option Plan
10	.7(iv)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California
10	.8(iv)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California
10	.9(iv)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California
10	.10(iv)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California
10	.11(iv)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California
10	.12(xxvi)*	2002 Director Option Plan and Form of Stock Option Agreement
10	.13(xiv)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement
10	.14(v)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic
10	.15(xi)	First Amendment to Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005
10	.16(xii)	Transition Agreement by and between Harmonic Inc. and Anthony Ley, effective May 5, 2006
10	.17(xiii)*	Change of Control Severance Agreement by and between Harmonic Inc. and Patrick Harshman, effective May 30, 2006
10	.18(xv)	Agreement and Plan of Merger, by and among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated as of August 21, 2006
10	.19(xvi)	Amendment No. 1 to Agreement and Plan of Merger, by and among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated November 29, 2006
10	.20(x)	Second Amended and Restated Loan and Security Agreement, dated December 17, 2004, by and between Harmonic Inc. and Silicon Valley Bank
10	.21(xvii)	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of December 15, 2006, by and between Harmonic Inc. and Silicon Valley Bank
10	.22(xviii)	Amendment No. 3 to the Second Amended and Restated Loan and Security Agreement, dated March 21, 2007, by and between Harmonic Inc. and Silicon Valley Bank

10	.23(xix)*	Change of Control Severance Agreement by and between Harmonic Inc. and Charles Bonasera, effective April 24, 2007
10	.24(xix)*	Change of Control Severance Agreement by and between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007
10	.25(xx)	Agreement and Plan of Merger by and among Rhozet Corporation, Dusseldorf Acquisition Corporation, Harmonic Inc. and David Trescot, as shareholder representative, dated July 25, 2007
10	.26(xxi)	Purchase Agreement, dated October 31, 2007, by and between Harmonic Inc. and Merrill Lynch & Co
10	.27(xxii)*	Change of Control Severance Agreement, dated October 1, 2007, between Harmonic and Matthew Aden
10	.28(xxiii)	Amendment No. 4 to the Second Amended and Restated Loan and Security Agreement, dated March 12, 2008, by and between Harmonic Inc. and Silicon Valley Bank
10	.29(xxviii)	Agreement and Plan of Merger, by and among Harmonic Inc., Sunrise Acquisition Ltd., and Scopus Video Networks Ltd., dated December 22, 2008
10	.30*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10	.31**	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp. dated September 22, 2003
10	.32**	Amendment dated January 6, 2006 to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp. dated September 22, 2003
10	.33**	Addendum 1 dated November 26, 2007 to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp. dated September 22, 2003
10	.34(xxiv)*	Change of Control Severance Agreement by and between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008.
10	.35(xxv)*	Change of Control Severance Agreement by and between Harmonic Inc. and Robin N. Dickson, effective June 3, 2008.
21.1		Subsidiaries of Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.

i.	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

ii.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

iii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.

iv.	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

v.	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.

vi.	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated April 19, 2001.

vii.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

viii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

ix.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

x.	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2004.

xi.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.

xii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 11, 2006.

xiii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

xiv.	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated August 9, 2006.

xv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 25, 2006.

xvi.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

xvii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006.

xviii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 22, 2007.

xix.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

xx.	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

xxi.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 2007.

xxii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007.

xxiii.	Previously filed as an Exhibit to the Company’s Current Report on Form 10-K for the year ended December 31, 2007.

xxiv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

xxv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 6, 2008.

xxvi.	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated October 23, 2008.

xxvii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 10, 2008.

xxviii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.