Form 10-Q
period 2009-04-03
HARMONIC INC
filed 2009-05-13
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2009

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

Yes       [X]            No       [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       [   ]           No       [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: [X]	Accelerated filer: [ ]	Non-accelerated filer: [ ]	Smaller reporting company: [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       [   ]           No       [X]

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 95,659,617 on May 1, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	April 3, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$110,891	$179,891
Short-term investments	150,943	147,272
Accounts receivable, net of allowances of $5,566 and $8,697	52,698	63,923
Inventories	38,213	26,875
Deferred income taxes	36,384	36,384
Prepaid expenses and other current assets	14,703	15,985

Total current assets	403,832	470,330
Property and equipment, net	19,824	15,428
Goodwill	62,730	41,674
Intangibles, net	35,283	12,069
Other assets	18,839	24,862

Total assets	$540,508	$564,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,126	$13,366
Income taxes payable	2,365	1,434
Deferred revenue	27,646	29,909
Accrued liabilities	45,539	50,490

Total current liabilities	88,676	95,199
Accrued excess facilities costs, long-term	3,356	4,953
Income taxes payable, long-term	40,910	41,555
Other non-current liabilities	5,614	8,339

Total liabilities	138,556	150,046

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 95,477 and 95,017 shares issued and outstanding	96	95
Capital in excess of par value	2,269,525	2,263,236
Accumulated deficit	(1,867,238)	(1,848,394)
Accumulated other comprehensive loss	(431)	(620)

Total stockholders’ equity	401,952	414,317

Total liabilities and stockholders’ equity	$540,508	$564,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	April 3, 2009	March 28, 2008
Product sales	$59,907	$80,149
Service revenue	7,849	7,128

Net sales	67,756	87,277

Product cost of sales	38,681	42,117
Service cost of sales	3,690	2,881

Total cost of sales	42,371	44,998

Gross profit	25,385	42,279

Operating expenses:
Research and development	14,496	13,193
Selling, general and administrative	21,290	17,448
Amortization of intangibles	389	160

Total operating expenses	36,175	30,801

Income (loss) from operations	(10,790)	11,478

Interest income, net	1,358	3,017
Other expense, net	(494)	(214)

Income (loss) before income taxes	(9,926)	14,281
Provision for income taxes	8,917	927

Net income (loss)	$(18,843)	$13,354

Net income (loss) per share:
Basic	$(0.20)	$0.14

Diluted	$(0.20)	$0.14

Weighted average shares:
Basic	95,306	94,052

Diluted	95,306	95,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 3,	March 28,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(18,843)	$13,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	1,886	1,625
Depreciation	1,855	1,729
Stock-based compensation	2,374	1,520
Net loss on disposal of fixed assets	37	8
Other non-cash adjustments, net	626	136
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	17,329	12,424
Inventories	4,583	1,167
Prepaid expenses and other assets	9,524	5,191
Accounts payable	(3,203)	(8,897)
Deferred revenue	(3,068)	(7,479)
Income taxes payable	153	264
Accrued excess facilities costs	(1,556)	(1,573)
Accrued and other liabilities	(16,423)	(7,592)

Net cash provided by (used in) operating activities	(4,726)	11,877

Cash flows from investing activities:
Purchases of investments	(60,657)	(9,990)
Proceeds from maturities and sales of investments	58,728	53,765
Acquisition of property and equipment	(1,455)	(1,796)
Acquisition of Rhozet	(453)	(2,828)
Acquisition of Scopus	(62,397)	—

Net cash provided by (used in) investing activities	(66,234)	39,151

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,025	2,395

Net cash provided by financing activities	2,025	2,395

Effect of exchange rate changes on cash and cash equivalents	(65)	(53)

Net increase (decrease) in cash and cash equivalents	(69,000)	53,370
Cash and cash equivalents at beginning of period	179,891	129,005

Cash and cash equivalents at end of period	$110,891	$182,375

Supplemental disclosure of cash flow information:
Income tax payments, net	$2,203	$686
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$1,870	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” the “Company” or “we”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2009. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2009, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) uses the fair value definition in SFAS 157, which defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 141(R) also changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141 (R). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and was adopted by us on January 1, 2009. See Note 3 for disclosures relating to the acquisition of Scopus Video Networks Ltd., or Scopus, which was completed on March 12, 2009.
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements, to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 became effective for interim and annual periods beginning after November 15, 2008. The adoption of FSP FAS 157-2 in the first quarter of 2009 did not have a material impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and has been adopted by us in the first quarter of fiscal 2009. The implementation of this standard did not have a material impact on our consolidated results of operations and financial condition.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption was prohibited. The adoption of FSP 142-3 in the first quarter of fiscal 2009 did not have a material effect on our consolidated results of operations and financial condition.
In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-7 in the first quarter of fiscal 2009 did not have a material impact on our consolidated results of operations and financial condition.
In April 2009, the FASB issued the following new accounting standards:

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

•	FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•	FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when another-than-temporary impairment event has occurred. This FSP applies to debt securities.
All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon implementation at the beginning of the second quarter of 2009, the FSPs are not expected to have a significant impact on our consolidated financial statements.
NOTE 3: SCOPUS ACQUISITION
On March 12, 2009, Harmonic completed the acquisition of 100% of the equity interests of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. Scopus engages in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products include integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, the Company markets multiplexers, network management systems (“NMS”), and other ancillary technology to its customers.
The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. In addition, the acquisition provides an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies, These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Scopus’ net tangible and intangible assets acquired resulting in goodwill of approximately $21.0 million that was recorded in connection with this acquisition.
The purchase price, net of $23.3 million of cash acquired, was $62.4 million, which was paid from existing cash balances. We also incurred a total of $3.4 million of transaction expenses, which were expensed as selling, general and administrative expenses in the first quarter of 2009.
The assets and liabilities of Scopus were recorded at fair value at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. Subsequent to the acquisition, we recorded expenses in the period ended April 3, 2009, primarily for excess and obsolete inventories related to product discontinuances and severance costs.
The results of operations of Scopus are included in Harmonic’s Condensed Consolidated Statements of Operations from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$23,316
Investments	1,899
Accounts receivable (Gross amount due from accounts receivable of $6,789)	6,120
Inventory	15,899
Fixed assets	4,833
Other tangible assets acquired	2,312
Intangible assets:
Existing technology	10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trade names/trademarks	2,100
Order backlog	2,000
Maintenance agreements and related relationships	1,000
Goodwill	21,040

Total assets acquired	100,519
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(11,507)

Net assets acquired	85,713
Less: cash acquired	(23,316)

Net purchase price	$62,397

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of the March 12, 2009. We used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, we adjusted the overall discount rate of 16% giving consideration to the specific risk factors of each asset. The following methods, using SFAS 157 as the framework for measuring fair value, were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired were established based on their highest and best used by a market participant using the “Income Approach.” The Income Approach includes an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects are at a stage of development that require further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired were based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired were established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimate the value of the patents/core technology by capitalizing the profits saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired were based on the Income Approach;

•	The fair value of the maintenance agreements and related relationships assets acquired were based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired were established based on the Profit Allocation Method, and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process technology is expected within the next twelve months;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years, and

•	Trade name/trademarks are being amortized over their useful lives of five years; and

•	Order backlog is being amortized over its useful life of six months.
The existing technology, patents/core technology, customer contracts, maintenance agreements, trade name/trademarks and backlog are being amortized using the straight-line method which reflects the future projected cash flows.
The residual purchase price of $21.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Scopus is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed on January 1, 2008. The unaudited pro forma financial information for the three months ended March 28, 2008 combines the results for Harmonic for the three months ended March 28, 2008, and the historical results of Scopus for the three months ended March 31, 2008. The unaudited pro forma financial information for the three months ended April 3, 2009 combines the results for Harmonic for the three months ended April 3, 2009 with the results of Scopus through March 12, 2009, the acquisition date. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three Months Ended	Three Months Ended
(In thousands, except per share data)	April 3, 2009	March 28, 2008
Net sales	$72,084	$103,533
Net loss	$(29,409)	$(248)
Net income (loss) per share — basic	$(0.31)	$0.00
Net income (loss) per share — diluted	$(0.31)	$0.00
For the period from March 12, 2009 to April 3, 2009, Scopus products contributed revenues of $1.5 million and a net loss of $8.3 million. Included in the net loss attributable to Scopus for the first quarter of 2009 are excess and obsolete inventories expense of $5.8 million and severance expenses of $1.1 million.
NOTE 4: FAIR VALUE
Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157) establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. SFAS 157 requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize use of unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes in a non-active market for valuation of its short-term investments.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses the market approach to measure fair value of its financial assets and liabilities on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended April 3, 2009, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
In accordance with SFAS 157, the following table represents Harmonic’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
April 3, 2009
Money market funds	$74,816	$—	$—	$74,816
U.S. corporate debt	—	68,944	—	68,944
U.S. and state government agencies	—	80,088	—	80,088
Other debt securities	—	1,911	—	1,911

	$74,816	$150,943	$—	$225,759
Forward exchange contracts	—	5,965	—	5,965
Buy/sell currency options	—	1,000	—	1,000

Total assets	$74,816	$157,908	$—	$232,724

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2008
Money market funds	$146,065	$—	$—	$146,065
U.S. corporate debt	—	65,680	—	65,680
U.S. and state government agencies	—	75,859	—	75,859
Auction rate securities	—	—	10,732	10,732

	$146,065	$141,539	$10,732	$298,336
Forward exchange contracts	—	8,724	—	8,724

Total assets	$146,065	$150,263	$10,732	$307,060

Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2008. As of December 31, 2008, we had approximately $10.7 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximated cost at the balance sheet date. These ARSs which were invested in preferred securities in closed end funds, all had a credit rating of AA+ or better and the issuers were paying interest at the maximum contractual rate. During the first quarter of 2009, the Company was able to sell $10.7 million of auction rate securities to an investment manager at par, plus accrued interest and dividends.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three month periods ended April 3, 2009 and March 28, 2008:

(in thousands)	April 3, 2009	March 28, 2008
Balance as of December 31	$10,732	$—
Transfers in to (out of) Level 3	—	34,863
Purchases and sales, net	(10,732)	(8,130)

Ending Balance	$—	$26,733

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
April 3, 2009
U.S. and state government debt securities	$79,702	$429	$(43)	$80,088
Corporate debt securities	69,196	114	(366)	68,944
Other debt securities	1,911	—	—	1,911

Total	$150,809	$543	$(409)	$150,943

December 31, 2008
U.S. and state government debt securities	$70,396	$476	$(12)	$70,860
Corporate debt securities	66,360	81	(761)	65,680
Other debt securities	10,732	—	—	10,732

Total	$147,488	$557	$(773)	$147,272

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
As of April 3, 2009, there are no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVENTORIES

	April 3,	December 31,
(In thousands)	2009	2008
Raw materials	$8,893	$5,562
Work-in-process	5,037	1,167
Finished goods	24,283	20,146

	$38,213	$26,875

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of April 3, 2009 and December 31, 2008:

	April 3, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Patents/Existing/Core technology	$62,919	$(41,323)	$21,596	$49,307	$(39,838)	$9,469
In-process technology	2,400	—	2,400	—	—	—
Customer relationships/contracts	37,895	(32,668)	5,227	33,895	(32,550)	1,345
Trademark and trade name	7,346	(4,633)	2,713	5,244	(4,559)	685
Supply agreement	3,386	(3,386)	—	3,386	(3,386)	—
Maintenance agreements	1,600	(153)	1,447	600	(121)	479
Software license and intellectual property	309	(242)	67	309	(218)	91
Backlog	2,000	(167)	1,833	—	—	—

Subtotal of identified intangibles	117,855	(82,572)	35,283	92,741	(80,672)	12,069
Goodwill	62,730	—	62,730	41,674	—	41,674

Total goodwill and other intangibles	$180,585	$(82,572)	$98,013	$134,415	$(80,672)	$53,743

The changes in the carrying amount of goodwill for the three months ended April 3, 2009 are as follows:

(In Thousands)	Goodwill
Balance as of December 31, 2008	$41,674
Acquisition of Scopus Video Networks	21,040
Foreign currency translation adjustments	16

Balance as of April 3, 2009	$62,730

For the three months ended April 3, 2009, the Company recorded a total of $1.9 million of amortization expense for identified intangibles, of which $1.5 million was included in cost of sales. For the three months ended March 28, 2008, the Company recorded a total of $1.6 million of amortization expense for identified intangibles, of which $1.4 million was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(In Thousands)

		Operating
Years Ending December 31,	Cost of Sales	Expenses	Total
2009 (remaining 9 months)	$6,621	$3,456	$10,077
2010	7,497	2,134	9,631
2011	3,680	2,124	5,804
2012	2,308	1,932	4,240
2013	1,302	1,313	2,615
2014 and thereafter	233	283	516

Total	$21,641	$11,242	$32,883

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES
In the first quarter of 2009, the Company recorded a total of $7.3 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of sales, consisting of excess and obsolete inventory expense from product discontinuance and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the three months ended April 3, 2009.
The Company has recorded restructuring and excess facilities charges beginning in 2001 and throughout subsequent years as a result of changing conditions in the use of its facilities in the United States and the United Kingdom, or UK. The initial expenses that had been recorded to selling, general and administrative expense and the related liabilities have been adjusted periodically for changes in sublease income estimates.
As of April 3, 2009, accrued excess facilities cost totaled $9.8 million, of which $6.5 million was included in current accrued liabilities and $3.3 million in other non-current liabilities. The Company incurred cash outlays of $1.6 million during the first three months of 2009 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $4.8 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2009 and to pay the remaining $5.0 million, net of estimated sublease income, over the remaining lease terms through October 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes activity under our U.S. and UK facilities restructuring accrual during the first quarter of 2009:

	Excess	Campus	BTL
(In thousands)	Facilities	Consolidation	Closure	Total
Balance at December 31, 2008	$7,196	$3,860	$320	$11,376
Provisions/(recoveries)	—	35	—	35
Cash payments, net of sublease income	(1,012)	(556)	(24)	(1,592)

Balance at April 3, 2009	$6,184	$3,339	$296	$9,819

NOTE 8: CREDIT FACILITIES AND LONG-TERM DEBT
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of April 3, 2009, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At April 3, 2009, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at April 3, 2009). Borrowings are payable monthly and are not collateralized.
NOTE 9: BENEFIT PLANS
Stock Option Plans. Harmonic has reserved 17,429,000 shares of Common Stock for issuance under various employee stock option plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Restricted stock units generally have no exercise price and vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants have a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. In the first quarter of 2009, employees received restricted stock units valued at $6.6 million, which will begin vesting on February 15, 2010.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares. Harmonic had a total of 667,000 shares of Common Stock reserved for issuance under the Plan as of April 3, 2009. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, generally have no exercise price and vest either after one year or the vesting commencement date chosen for such award. Restricted stock units granted reduce the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the third quarter of 2008, each non-employee director received restricted stock units valued at $80,000 on July 31, 2008, which will vest on May 15, 2009. During 2008 there were a total of 71,833 restricted stock units granted.
The following table summarizes activity under the Plans:

	Shares Available	Stock Options	Weighted Average	RSUs
(In thousands except exercise price)	for Grant	Outstanding	Exercise Price	Outstanding
Balance at December 31, 2008	7,312	10,798	$10.50	72
Restricted stock units granted	(1,165)	—	—	1,165
Options granted	(778)	778	5.63	—
Options exercised	—	(29)	4.14	—
Options canceled	351	(351)	11.44	—
Options expired	—	(57)	24.58	—

Balance at April 3, 2009	5,720	11,139	$10.07	1,237

Options and RSUs vested and exercisable as of April 3, 2009		6,667	$11.70

Options and RSUs vested and expected-to-vest as of April 3, 2009		10,944	$10.12

The weighted-average fair value of options granted for the three months ended April 3, 2009 was $2.85. The weighted-average fair value of restricted stock units granted for the three months ended April 3, 2009 was $5.67.

The following table summarizes information regarding stock options outstanding at April 3, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	April 3, 2009	(Years)	Exercise Price	April 3, 2009	Exercise Price
(In thousands, except exercise price and life)
$0.19 -- 5.63	1,501	5.7	$4.72	638	$3.71
5.66 -- 7.63	1,846	4.5	6.06	1,459	5.97
7.67 -- 8.17	2,627	6.0	8.16	690	8.15
8.20 -- 8.95	2,427	4.8	8.40	1,394	8.46
8.97 -- 11.53	1,717	3.1	9.85	1,465	9.78
11.60 -- 24.69	573	1.5	22.27	573	22.27
25.50 -- 121.68	448	0.7	50.00	448	50.00

	11,139	4.6	$10.07	6,667	$11.70

The weighted-average remaining contractual life for all exercisable stock options at April 3, 2009 was 3.7 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at April 3, 2009 was 4.5 years.
Aggregate pre-tax intrinsic value of options exercisable at April 3, 2009 was $3.5 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $5.0 million at April 3, 2009. The aggregate intrinsic value of restricted stock units vested and expected-to-vest, net of estimated forfeitures, was $7.9 million at April 3, 2009. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $6.94 as of April 3, 2009, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was insignificant during the three months ended April 3, 2009.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. In May 2004, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the 2002 Purchase Plan by an additional 2,000,000 shares. In June 2006, Harmonic’s stockholders approved an amendment to the 2002 Purchase Plan to increase the maximum number of shares of common stock available for issuance under the 2002 Purchase Plan by an additional 2,000,000 shares to 5,500,000 shares and reduce the term of future offering periods to six months, which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first three months of 2009 and 2008, the number of shares of stock issued under the purchase plan were 352,071 and 229,808 shares at weighted average prices of $5.41 and $7.58, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plan was $2.26 and $2.65 for the first three months of 2009 and 2008, respectively. At April 3, 2009, there were 993,008 shares reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. This employer contribution was suspended during the first quarter of 2009.

Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended April 3, 2009 and March 28, 2008:

	Three Months Ended
	April 3,	March 28,
(In Thousands)	2009	2008
Employee stock-based compensation in:
Cost of sales	$338	$228

Research and development expense	870	553
Selling, general and administrative expense	1,166	739

Total employee stock-based compensation in operating expense	2,036	1,292

Total employee stock-based compensation	2,374	1,520
Amount capitalized as inventory	22	2

Total stock-based compensation	$2,396	$1,522

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	2009	2008	2009	2008
Expected life (years)	4.7	4.7	0.5	0.5
Volatility	60%	54%	74%	47%
Risk-free interest rate	1.7%	2.5%	0.6%	2.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected term for stock options and the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
We use the historical volatility over the expected term of the options and the 2002 Purchase Plan offering period to estimate the expected volatility. We believe that the historical volatility, at this time, represents fairly the future volatility of our common stock. We will continue to monitor relevant information to measure expected volatility for future option grants and 2002 Purchase Plan offering periods.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.
NOTE 10: INCOME TAXES
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdiction, in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
For the three months ended April 3, 2009, our effective tax rate, which includes discrete items, was (89.8%) compared to 6.5% for the same period a year ago. The difference between our effective tax rate and the federal statutory rate of

35% was primarily attributable to the differential in foreign tax rates, non deductible SFAS 123(R) stock compensation expense, non-deductible acquisition costs, income tax credits, and various discrete items. The discrete items recorded in the current period increased the effective tax rate for the quarter by approximately 60%, which was principally related to new California tax legislation net of a reversal of previously provided foreign income tax due to statute of limitation expirations.
On February 20, 2009, California enacted new legislation, which (among other things) provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS 109 to compute our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of the new legislation results in a change to the state effective tax rate used to compute the Company’s California deferred tax asset resulting in a corresponding reduction to the amount of previously recorded California deferred tax asset. In addition, we recorded a valuation allowance on a portion of certain California tax attributes that will not be realizable in the foreseeable future given the expected decrease in the amount of income that will be allocated to California under the single factor apportionment formula. The tax impact of the California re-measurement of the deferred taxes and the related valuation allowance has been recorded as a discrete item in the first quarter of fiscal year 2009.
In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”), the Company had gross unrecognized tax benefits, which include interest and penalties of approximately $50.5 million as of December 31, 2008, and approximately $49.9 million as of April 3, 2009. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $2.5 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended April 3, 2009, we recorded $0.2 million for interest and penalties related to uncertain tax positions resulting in a balance at April 3, 2009 of $3.9 million.
The tax years 2001- 2008 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
NOTE 11: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended April 3, 2009 because potential common shares, such as common shares issuable under the exercise of stock options or the employee stock purchase plan, are only considered when their effect would be dilutive.
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2009	2008
Potentially dilutive equity awards outstanding	12,958	5,935

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended
	April 3,	March 28,
(In thousands, except per share data)	2009	2008
Net income (loss) (numerator)	$(18,843)	$13,354

Shares calculation (denominator):
Weighted average shares outstanding — basic	95,306	94,052
Effect of dilutive securities:
Future issued common stock related to acquisitions	—	201
Potential common stock relating to equity awards outstanding	—	959

Average shares outstanding — diluted	95,306	95,212

Net income (loss) per share — basic	$(0.20)	$0.14

Net income (loss) per share — diluted	$(0.20)	$0.14

NOTE 12: COMPREHENSIVE INCOME (LOSS)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2009	2008
Net income (loss)	$(18,843)	$13,354
Change in unrealized gain on investments, net	336	106
Foreign currency translation	(147)	171

Total comprehensive income (loss)	$(18,654)	$13,631

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
Our revenue by type is summarized as follows:
Revenue Information:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2009	2008
Revenue by type:
Video processing	$30,521	$34,785
Edge and access	23,553	39,665
Service and support	7,849	7,128
Software and other	5,833	5,699

Total	$67,756	$87,277

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:
Geographic Information:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2009	2008
Net sales:
United States	$32,118	$53,593
Japan	7,818	1,309
International	27,820	32,375

Total	$67,756	$87,277

Property and equipment:
United States	$11,481	$11,729
International	8,343	2,412

Total	$19,824	$14,141

Major Customers. In the first quarter of 2009, sales to Comcast accounted for 16% of net sales. In the first quarter of 2008, sales to EchoStar and Comcast accounted for 21% and 17% of net sales, respectively.
NOTE 14: RELATED PARTY
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were approximately $0.1 million for the three months ended April 3, 2009, respectively. As of April 3, 2009, Harmonic liabilities to JDS Uniphase were insignificant.
NOTE 15: GUARANTEES
Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2009	2008
Balance at beginning of the period	$5,360	$5,786
Scopus acquisition	2,379	—
Accrual for current period warranties	633	1,078
Warranty costs incurred	(1,453)	(1,242)

Balance at end of the period	$6,919	$5,622

Standby Letters of Credit. As of April 3, 2009, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.5 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through April 3, 2009.

Guarantees. As of April 3, 2009, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. It alleges facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities action, which has occurred, and payment by the Company of $550,000 to cover plaintiff’s attorneys’ fees. On March 20, 2009, the Court granted final approval, which released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides that in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) would release Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in its selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.
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
Harmonic may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;
•	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;
•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products and services, and our operating results;
•	Our expectation that we will record a total of approximately $6.6 million in amortization of intangibles in cost of sales in the remaining nine months of 2009;
•	Our expectation that we will record a total of approximately $3.5 million in amortization of intangibles in operating expenses in the remaining nine months of 2009;
•	Our expectation that our capital expenditures will be in the range of $7 million to $8 million during 2009;
•	Our expectations regarding the benefits of the Scopus acquisition;
•	Our expectations regarding tax rates in foreign jurisdictions as compared to U.S. tax rates and regarding the impact of California tax laws;
•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;
•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;
•	Our expectation that sales to cable television, satellite, broadcast and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;
•	Our expectation that we will make acquisitions in the future;
•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;
•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;
•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and
•	Our expectation that operating results are likely to fluctuate in the future.
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
On March 12, 2009, Harmonic completed the acquisition of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. The purchase price, net of $23.3 million of cash acquired, was $62.4 million, which was paid from existing cash balances. Scopus engages in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products include integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, the Company markets multiplexers, network management systems (“NMS”), and other ancillary technology to its customers. The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. Results of operations for the Scopus acquisition are reflected in the accompanying Harmonic financial data from the effective date of the acquisition, which was March 12, 2009. Sales of Scopus product are primarily reported within the video processing product line.
In the first quarter of 2009, Harmonic’s net sales of $67.8 million decreased 22% compared to the first quarter of 2008. The decrease in sales in the first quarter of 2009 compared to the corresponding period in 2008 was primarily due to weaker demand from our domestic satellite and worldwide cable customers for products and solutions related to VOD and HDTV. Gross margins decreased in the first quarter of 2009 compared to the corresponding period in 2008 due to lower sales volumes and, in addition, from provisions for excess and obsolete inventory resulting from the discontinuance of certain Scopus products and employee severance costs.
Historically, a majority of our net sales have been to relatively few customers. Due in part to the consolidation of ownership of cable television and direct broadcast satellite systems we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2009, sales to Comcast accounted for 16% of net sales. In the first quarter of 2008, sales to EchoStar and Comcast accounted for 21% and 17% of net sales, respectively.
Sales to customers outside of the U.S. in the first quarter of 2009 represented 53% of net sales, compared to 39% for the comparable period in 2008. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 5% in the first three months of 2009 compared to 3% for the comparable period of 2008. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
Adverse economic conditions in markets in which we operate and into which we sell our products can harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, rapid changes in foreign exchange rates, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow during 2008 and the first quarter of 2009, and is expected to continue to be slow for the remainder of 2009 and perhaps longer in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. For example, we believe that the recent global economic slowdown caused certain customers to reduce or delay capital spending plans in the fourth quarter of 2008 and particularly in the first quarter of 2009, and we expect that these conditions could persist well throughout 2009. In addition, during challenging economic times, we are likely to experience increased price-based competition from our competitors, which may result in our losing sales or force us to reduce the prices of our products, which would reduce our revenues and could adversely affect our gross margin.

On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, pursuant to the terms of the Agreement and Plan of Merger, or Rhozet Agreement, dated July 25, 2007. Under the Rhozet Agreement, Harmonic paid or would pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, 1,105,656 shares of Harmonic’s common stock in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash which was paid in the first quarter of 2008, as provided in the Rhozet Agreement, to the holders of outstanding options to acquire Rhozet common stock. In addition, in connection with the acquisition, Harmonic incurred approximately $0.7 million in transaction costs. Pursuant to the Rhozet Agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, was being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders pursuant to the terms of the Rhozet Agreement. Harmonic issued 200,854 shares of common stock and paid approximately $0.5 million to former Rhozet shareholders in March 2009 and all holdback amounts have now been settled.
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
We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to sell our existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these changes and an expanding customer base internationally, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods. However, the current administration has begun to put forward proposals that may, if enacted, limit the ability of U.S. companies to continue to defer U.S. income taxes on foreign earnings.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2009 and the notes to the condensed consolidated financial statements as of and for the three month period ended April 3, 2009, included herein. Our most critical accounting policies have not changed since December 31, 2008 and include the following:
•	Revenue recognition;
•	Allowances for doubtful accounts, returns and discounts;
•	Valuation of inventories;

•	Impairment of long-lived assets;
•	Restructuring costs and accruals for excess facilities;
•	Assessment of the probability of the outcome of litigation;
•	Accounting for income taxes, and
•	Stock-based compensation.
Results of Operations
Harmonic’s historical condensed consolidated statements of operations data for the first quarter of 2009 and the first quarter of 2008 as a percentage of net sales, are as follows:

	Three Months Ended
	April 3,	March 28,
	2009	2008
Product sales	88%	92%
Service revenue	12	8

Net sales	100	100

Product cost of sales	57	49
Service cost of sales	6	3

Cost of sales	63	52

Gross profit	37	48
Operating expenses:
Research and development	21	15
Selling, general and administrative	31	20
Amortization of intangibles	1	—

Total operating expenses	53	35

Income (loss) from operations	(16)	13
Interest income, net	2	3
Other expense, net	(1)	—

Income (loss) before income taxes	(15)	16
Provision for income taxes	13	1

Net income (loss)	(28)%	15%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the first quarter of 2009 compared with the corresponding period in 2008 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the first quarter of 2009 compared with the corresponding period in 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Revenue Data:
Video Processing	$30,521	$34,786
Edge and Access	23,553	39,665
Service and Support	7,849	7,128
Software and Other	5,833	5,698

Net sales	$67,756	$87,277

Video Processing decrease	$(4,265)
Edge and Access decrease	(16,112)
Service and Support increase	721
Software and Other increase	135

Total decrease	$(19,521)

Video Processing percent change	(12.3)%
Edge and Access percent change	(40.6)%
Service and Support percent change	10.1%
Software and Other percent change	2.4%
Total percent change	(22.4)%
Net sales decreased in the first quarter of 2009 compared to the same period of 2008 principally due to weaker demand from our domestic satellite and worldwide cable customers for VOD and HDTV deployments. Sales of video processing products were lower in the first quarter of 2009 compared to the same period in the prior year due to lower spending from domestic satellite customers. The decrease in sales of products of the edge and access products line in the first quarter of 2009 compared to the same period in 2008 was primarily due to a decrease in sales of access products and our Narrowcast Services Gateway product, which is used for VOD, switched digital and Cable Modem Termination System, or CMTS deployments, to domestic and international cable operators.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the first quarter of 2009 compared with the corresponding period in 2008 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net sales in the first quarter of 2009 compared with the corresponding period in 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Geographic Sales Data:
U.S.	$32,118	$53,593
International	35,638	33,684

Net sales	$67,756	$87,277

U.S. decrease	$(21,475)
International increase	1,954

Total decrease	$(19,521)

U.S. percent change	(40.1)%
International percent change	5.8%
Total percent change	(22.4)%
The decreased U.S. sales in the first quarter of 2009 compared to the corresponding period in 2008 was principally due to weaker demand from our domestic satellite and cable customers for products used in VOD and HDTV deployments.

International sales in the first quarter of 2009 increased compared to the corresponding period in 2008 primarily due to revenue generated from products acquired in the Scopus acquisition and increased revenue from several international satellite projects. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2009 as compared with the corresponding period of 2008 are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Gross profit	$25,385	$42,279
As a % of net sales	37.5%	48.4%

Decrease	$(16,894)
Percent change	(40.0)%
The decrease in gross profit in the first quarter of 2009 as compared to the corresponding period of 2008 was primarily due to lower sales of $19.5 million and provisions totaling $6.3 million primarily for excess and obsolete inventories associated with the discontinuance of certain Scopus products and employee severance costs principally related to the integration of Scopus into Harmonic. The decreased gross margin percentage of 37.5% in the first quarter of 2009 compared to 48.4% in the first quarter of 2008 was lower mainly due to the aforementioned provisions for excess and obsolete inventories as a result of the discontinuance of certain Scopus products and severance costs related to terminated employees. Additionally, the Company paid severance costs to terminated employees in its California operations during the quarter ended April 3, 2009 which were also included in cost of sales.
In the first quarter of 2009, $1.5 million of amortization of intangibles was included in cost of sales compared to $1.4 million in the first quarter of 2008. The higher amortization of intangible expense in the first quarter of 2009 was due to the amortization of intangibles arising from the Scopus acquisition which was completed in March 2009. We expect to record approximately $6.6 million in amortization of intangibles expenses in cost of sales in the remaining nine months of 2009 due to the acquisitions of Entone, Rhozet and Scopus.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2009, as compared with the corresponding period of 2008, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Research and development expense	$14,496	$13,193
As a % of net sales	21.4%	15.1%

Increase	$1,303
Percent change	9.9%
The increase in research and development expense in the first quarter of 2009 compared to the corresponding period in 2008 was primarily the result of increased compensation of $1.0 million and increased stock-based compensation expense of $0.3 million. The increased compensation expense is primarily due to increased headcount from the Scopus acquisition and severance costs of $0.6 million related to terminated Scopus employees.

Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2009, as compared with the corresponding period of 2008, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Selling, general and administrative expense	$21,290	$17,448
As a % of net sales	31.4%	20.0%

Increase	$3,842
Percent change	22.0%
The increase in selling, general and administrative expense in the first quarter of 2009 compared to the corresponding period in 2008 was primarily a result of acquisition-related expenses of $3.4 million associated with the purchase of Scopus during the first quarter of 2009 and increased stock-based compensation expense of $0.4 million. As a result of adoption of SFAS 141(R), the Company is now required to expense acquisition-related costs in its selling, general and administrative expenses whereas prior to the adoption of SFAS 141(R), such costs were capitalized as part of the purchase price allocated to assets and liabilities acquired.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the first quarter of 2009 as compared with the corresponding period of 2008 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Amortization of intangibles	$389	$160
As a % of net sales	0.6%	0.2%

Increase	$229
Percent change	143.1%
The increase in the amortization of intangibles expense in the first quarter of 2009 compared to the same period in 2008 was primarily due to the amortization of intangible assets obtained in connection with the acquisition of Scopus during the first quarter of 2009. Harmonic expects to record a total of approximately $3.5 million in amortization of intangibles expense in operating expenses in the remaining nine months of 2009 due to the amortization of intangible assets resulting from the acquisitions of Entone, Rhozet and Scopus.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the first quarter of 2009 as compared with the corresponding period of 2008, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Interest income, net	$1,358	$3,017
As a % of net sales	2.0%	3.5%

Decrease	$(1,659)
Percent change	(55.0)%
The decrease in interest income, net, in the first three months of 2009 compared to the corresponding period of 2008 was due primarily to the lower interest rates earned on the Company’s cash, cash equivalents, and short-term investment portfolio balances during the first quarter of 2009.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net sales in the first quarter of 2009 as compared with the corresponding period of 2008, are presented in the table below. Also presented is the related dollar and percentage change in other expense, net, in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Other expense	$494	$214
As a % of net sales	0.7%	0.2%

Increase	$280
Percent change	130.8%
The increase in other expense, net, in the first quarter of 2009 compared to the same period of 2008 was primarily due to foreign exchange losses on foreign denominated accounts receivable.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2009 as compared with the corresponding period of 2008, are presented in the tables below. Also presented is the related dollar and percentage change in income taxes in the first quarter of 2009 as compared with the corresponding period of 2008.

	Three Months Ended
	April 3,	March 28,
(In thousands, except percentages)	2009	2008
Provision for income taxes	$8,917	$927
As a % of net sales	13.2%	1.1%

Increase	$7,990
Percent change	861.9%
The increase in the provision for income taxes in the first quarter of 2009 compared to the same period in 2008 was primarily due to the differential in foreign tax rates, non deductible SFAS 123(R) stock compensation expense, non-deductible acquisition costs, income tax credits, and various discrete items. The discrete items recorded in the current period increased the effective tax rate for the quarter by approximately 60% which is principally related to new California tax legislation net of a reversal of previously provided foreign income tax whose liability has expired by statute of limitation.

Liquidity and Capital Resources

	Three Months Ended
(In Thousands)	April 3,	March 28,
	2009	2008
Net cash provided by (used in) operating activities	$(4,726)	$11,877
Net cash provided by (used in) investing activities	$(66,234)	$39,151
Net cash provided by financing activities	$2,025	$2,395
As of April 3, 2009, cash, cash equivalents and short-term investments totaled $261.8 million, compared to $327.2 million as of December 31, 2008. Cash used in operations in the first three months of 2009 was $4.7 million, resulting from a net loss of $18.8 million, adjusted for $6.8 million in non-cash charges and a $7.3 million net change in assets and liabilities. The significant non-cash charges included depreciation, amortization and stock-based compensation expense. The net change in assets and liabilities included a decrease in accounts receivable from cash collections due to strong billings in the fourth quarter of 2008 and lower billings in the first quarter of 2009, a decrease in prepaid expenses and other assets due to the reduction in deferred tax assets resulting from recent changes in California tax law, and a decrease in inventories, which was partially offset by a decrease in accounts payable primarily from the payment of inventory purchases, a decrease in accrued and other liabilities primarily from the payment of incentive compensation and the settlement of the Litton patent infringement claim, and a decrease in deferred revenue.
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
Net cash used in investing activities was $66.2 million for the three months ended April 3, 2009, mainly due to the payment, net of cash acquired, for the acquisition of Scopus Video Networks. In addition, net cash used included purchases of investments which were in excess of proceeds from sales and maturities during the period. Harmonic currently expects capital expenditures to be in the range of $7 million to $8 million during 2009.
Net cash provided by financing activities was $2.0 million for the three months ended April 3, 2009, as a result of proceeds received from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of April 3, 2009, approximately $1.1 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in five countries. The full amount of the estimated obligations has been classified as a current liability. Harmonic and LSI Logic reached a settlement agreement after April 3, 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. To the extent that these obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of April 3, 2009, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At April 3, 2009, Harmonic was in compliance with the covenant under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at April 3, 2009). Borrowings are payable monthly and are not collateralized.
Harmonic’s cash and investment balances at April 3, 2009 were $261.8 million. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
Off-Balance Sheet Arrangements
None as of April 3, 2009.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the first quarter of 2009 compared to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the payment of the patent litigation settlement of $5.0 million and payment and issuance of the Rhozet purchase consideration of $2.3 million.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 5% and 3% of net sales in the first three months of 2009 and 2008, respectively. In addition, the Company has various international offices that provide sales support, engineering and systems integration services. Periodically, Harmonic enters into foreign currency exchange contracts and options to manage exposure related to accounts receivable and expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At April 3, 2009, we had forward contracts to sell Euros totaling $3.5 million that mature during the second quarter of 2009. In addition, we had forward exchange contracts to sell Israeli Shekels totaling $2.5 million maturing during the second quarter of 2009 and buy/sell option hedges for Israeli Shekels to US Dollar exchange risk totaling $1.0 million expiring during the second quarter of 2009. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of foreign currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of April 3, 2009, our cash, cash equivalents and investments balance was $261.8 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.9 million.
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
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Litigation
On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. It alleges facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities action, which has occurred, and payment by the Company of $550,000 to cover plaintiff’s attorneys’ fees. On March 20, 2009, the

Court granted final approval, which released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides that in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) would release Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in it selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.
Harmonic may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.
ITEM 1A. RISK FACTORS
We depend on cable, satellite, broadcast and telecom industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending in these industries would negatively impact our operating results and financial condition or cash flows.
A significant portion of our sales have been derived from sales to cable television, satellite and telecommunications operators, and we expect these sales as well as broadcast sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telecommunications companies and broadcasters for constructing and upgrading their systems.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first quarter of 2009 and fiscal years 2008 and 2007 accounted for approximately 54%, 58% and 53% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers.

The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006. The bankruptcy filing of Charter Communications in the first quarter of 2009 could lead to further industry consolidation.
In the first three months of 2009, sales to Comcast accounted for 16% of our net sales. In the fiscal year 2008, sales to Comcast and EchoStar accounted for 20% and 12%, respectively, of our net sales. In the fiscal year 2007, sales to Comcast and EchoStar accounted for 16% and 12%, respectively, of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
In addition, historically, we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Major telcos have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. While we have recently been increasing our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments are subject to delays in completion, as video processing technologies and video business models are new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. Further, during challenging economic times, and in tight credit markets, many customers, including telcos, may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;
•	access to financing, including credit, for capital spending by our customers;
•	changes in market demand;
•	the timing and amount of orders, especially from significant customers;
•	the timing of revenue recognition from solution contracts, which may span several quarters;
•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;
•	the timing of completion of projects;
•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;
•	our unpredictable sales cycles;
•	the amount and timing of sales to telcos, which are particularly difficult to predict;
•	new product introductions by our competitors or by us;
•	changes in domestic and international regulatory environments;
•	market acceptance of new or existing products;
•	the cost and availability of components, subassemblies and modules;
•	the mix of our customer base and sales channels;
•	the mix of products sold and the effect it has on gross margins;
•	changes in our operating expenses and extraordinary expenses;
•	impairment of goodwill and intangibles;
•	the outcome of litigation;
•	write-downs of inventory and investments;
•	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;
•	changes in our tax rate, including as a result of changes in our valuation allowance against certain of our deferred tax assets, and changes in state tax law including apportionment, as a result of proposed amended tax rules related to the deferral of foreign earnings;
•	the impact of FIN 48, an accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;
•	the impact of SFAS 141(R), a recently revised accounting standard which requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs, and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date;
•	our development of custom products and software;
•	the level of international sales;
•	economic and financial conditions specific to the cable, satellite, broadcast and telco industries; and
•	general economic conditions.
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since our acquisition of DiviCom in 2000. New standards, such as MPEG-4 AVC/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those DBS and telco operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 product line which our cable and satellite customers continue to require. Also, to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreements on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.
Conditions and changes in the national and global economic environments may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow or stopped in 2008, and is expected to slow further or recede in 2009 in the U.S. and internationally. The current global economic slowdown has led many of our customers to announce or plan lower capital expenditures for 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products in the fourth quarter of 2008 and first quarter of 2009. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to invest to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints on certain international customers required us to significantly increase our reserves for doubtful accounts in the fourth quarter of 2008. For example, Charter Communications recently filed for bankruptcy protection in the first quarter of 2009 in order to implement a restructuring aimed at improving its capital structure.
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
As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on March 12, 2009, we completed the acquisition of Scopus Video Networks Ltd. pursuant to the Agreement and Plan of Merger announced on December 22, 2008. In addition, on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. and, on July 31, 2007, we completed the acquisition of Rhozet Corporation. We expect to make additional acquisitions in the future.
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
Sales to customers outside of the U.S. in the first three months of 2009 and the fiscal years 2008 and 2007 represented 53%, 44% and 44% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
•	a slowdown in international economies, which may adversely affect our customers’ capital spending;
•	changes in foreign government regulations and telecommunications standards;
•	import and export license requirements, tariffs, taxes and other trade barriers;
•	fluctuations in currency exchange rates;
•	difficulty in collecting accounts receivable;
•	the burden and costs associated with complying with a wide variety of foreign laws, regulations, treaties and technical standards;
•	difficulty in staffing and managing foreign operations;
•	political and economic instability, including risks related to terrorist activity; and
•	changes in economic policies by foreign governments.
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
In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such in 2008, we determined that a valuation allowance was no longer necessary for certain of our U.S. deferred tax assets because, based on the available evidence, we concluded that a realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets and recorded a valuation allowance to our California deferred tax assets in the first quarter of 2009 as a result of our expectation on future usage of the California deferred tax assets. Pursuant to SFAS 109, we are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In the event that, in the future, we determine additional valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination as a discrete item, and this could have a material and adverse impact on our results of operations for such period.
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return.
We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. However, the current administration has begun to put forward proposals that may, if enacted, limit the ability of U.S. companies to continue to defer U.S. income taxes on foreign income. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.
We face risks associated with having important facilities and resources located in Israel.
The acquisition of Scopus in March 2009, which was headquartered and had a substantial majority of its operations in Israel, resulted in the addition of approximately 201 employees based in Israel. In addition, we maintain a facility in Caesarea in the State of Israel with a total of 83 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of April 3, 2009, we have a total of approximately 284 employees based in Israel, or approximately 31% of our workforce.

Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and this influence is expected to increase with the acquisition of Scopus. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees or those of our subcontractors, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, and Israel and Hamas, and the conflict between Hamas and Fatah have also heightened these risks. Current or future tensions in the Middle East may adversely affect our business and results of operations.
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
As of December 31, 2008, we held approximately $10.7 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets restricted our ability to liquidate holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During 2008, we were able to sell $24.1 million of ARSs through successful auctions and redemptions. The remaining balance of $10.7 million in ARSs as of December 31, 2008 all had failed auctions in 2008. During August 2008, we received notification from our investment manager who holds the ARSs that it had reached a settlement with certain regulatory authorities, pursuant to which we would be able to sell its outstanding ARSs to the investment manager at par, plus accrued interest and dividends at any time during the period from January 2, 2009 through January 15, 2010. The entire balance of $10.7 million in ARSs that we held at December 31, 2008 were sold at par plus interest in February 2009.
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
Since our inception, we have used equity compensation, including stock options and restricted stock units, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) issued SFAS 123(R) that requires us to record a charge to earnings for employee stock options and restricted stock unit grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the three months ended April 3, 2009, stock-based compensation expense recognized under SFAS 123(R) was $2.4 million, which consisted of stock-based compensation expense related to board of directors’ restricted stock units, employee equity awards and employee stock purchases.
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
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. We reduced our work force by approximately 44% between December 31, 2000 and December 31, 2003 due to reduced industry spending and demand for our products. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 18 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet. In addition, upon the closing of the acquisition of Scopus, we added a significant number of employees. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. As of April 3, 2009, approximately $1.1 million of pre-merger liabilities remained outstanding and are included in accrued liabilities. These liabilities represent estimates of C-Cube’s pre-merger obligations to various authorities in five countries. The full amount of the estimated obligations has been classified as a current liability. Harmonic and LSI Logic reached a settlement agreement after April 3, 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. To the extent that these obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.
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
We currently hold 44 issued U.S. patents and 18 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
On July 3, 2003, Stanford University and Litton Systems (now Northrop Grumman Guidance and Electronics Company, Inc.) filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides that in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) would release Harmonic from any liability for making, using, selling any Harmonic products that may have infringed on such patents. Harmonic paid the settlement amount in January 2009.
Our suppliers and customers may have similar claims asserted against them. We have agreed to indemnify some of our suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney’s fees).
We may be the subject of litigation which, if adversely determined, could harm our business and operating results.
In addition to the litigation discussed elsewhere in this Quarterly Report on Form 10-Q, we may be subject to claims arising in the normal course of business. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Index
10.36	1995 Stock Plan Restricted Stock Unit Agreement

10.37	Amendment No. 5 to the Second Amended and Restated Loan and Security Agreement, dated March 4, 2009, by and between Harmonic Inc. and Silicon Valley Bank

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 13, 2009.

HARMONIC INC.

By:	/s/ Robin N. Dickson

Robin N. Dickson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Index
10.36	1995 Stock Plan Restricted Stock Unit Agreement

10.37	Amendment No. 5 to the Second Amended and Restated Loan and Security Agreement, dated March 4, 2009, by and between Harmonic Inc. and Silicon Valley Bank

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer