Form 10-Q
period 2009-07-03
HARMONIC INC
filed 2009-08-12
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2009

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

Yes       [   ]            No       [X]

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 96,103,781 on July 31, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	July 3, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$125,677	$179,891
Short-term investments	126,940	147,272
Accounts receivable, net of allowances of $6,529 and $8,697	64,503	63,923
Inventories	34,363	26,875
Deferred income taxes	36,384	36,384
Prepaid expenses and other current assets	16,369	15,985

Total current assets	404,236	470,330
Property and equipment, net	19,759	15,428
Goodwill	63,662	41,674
Intangibles, net	31,524	12,069
Other assets	18,856	24,862

Total assets	$538,037	$564,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,910	$13,366
Income taxes payable	4,926	1,434
Deferred revenue	30,834	29,909
Accrued liabilities	38,744	50,490

Total current liabilities	88,414	95,199
Accrued excess facilities costs, long-term	1,906	4,953
Income taxes payable, long-term	42,558	41,555
Other non-current liabilities	5,407	8,339

Total liabilities	138,285	150,046

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 96,096 and 95,017 shares issued and outstanding	96	95
Capital in excess of par value	2,274,237	2,263,236
Accumulated deficit	(1,875,157)	(1,848,394)
Accumulated other comprehensive income (loss)	576	(620)

Total stockholders’ equity	399,752	414,317

Total liabilities and stockholders’ equity	$538,037	$564,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Product sales	$70,513	$82,409	$130,420	$162,557
Service revenue	10,780	6,931	18,629	14,060

Net sales	81,293	89,340	149,049	176,617

Product cost of sales	43,458	42,831	82,140	84,948
Service cost of sales	4,288	3,657	7,977	6,538

Total cost of sales	47,746	46,488	90,117	91,486

Gross profit	33,547	42,852	58,932	85,131

Operating expenses:
Research and development	15,450	13,347	29,946	26,540
Selling, general and administrative	20,735	20,022	42,026	37,470
Amortization of intangibles	1,534	160	1,922	320

Total operating expenses	37,719	33,529	73,894	64,330

Income (loss) from operations	(4,172)	9,323	(14,962)	20,801

Interest income, net	823	2,245	2,181	5,262
Other income (expense), net	(188)	(358)	(682)	(572)

Income (loss) before income taxes	(3,537)	11,210	(13,463)	25,491
Provision for (benefit from) income taxes	4,382	(14,254)	13,300	(13,327)

Net income (loss)	$(7,919)	$25,464	$(26,763)	$38,818

Net income (loss) per share
Basic	$(0.08)	$0.27	$(0.28)	$0.41

Diluted	$(0.08)	$0.27	$(0.28)	$0.41

Weighted average shares
Basic	95,703	94,229	95,563	94,143

Diluted	95,703	95,198	95,563	95,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 3,	June 27,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(26,763)	$38,818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	5,645	3,204
Depreciation	4,090	3,467
Stock-based compensation	4,943	3,250
Excess tax benefits from stock-based compensation	—	(2,033)
Net loss on disposal of fixed assets	187	9
Deferred tax assets	—	(15,098)
Other non-cash adjustments, net	1,563	(1,274)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,573	10,029
Inventories	8,415	2,133
Prepaid expenses and other assets	8,214	2,816
Accounts payable	(2,419)	(9,358)
Deferred revenue	274	(13,246)
Income taxes payable	4,200	850
Accrued excess facilities costs	(2,806)	(3,171)
Accrued and other liabilities	(24,237)	(3,777)

Net cash provided by (used in) operating activities	(13,121)	16,619

Cash flows from investing activities:
Purchases of investments	(70,221)	(53,439)
Proceeds from maturities and sales of investments	92,079	80,545
Acquisition of property and equipment, net	(3,775)	(4,075)
Acquisition of Rhozet	(453)	(2,828)
Acquisition of Scopus	(63,053)	—

Net cash provided by (used in) investing activities	(45,423)	20,203

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,185	4,856

Excess tax benefits from stock-based compensation	—	2,033

Net cash provided by financing activities	4,185	6,889

Effect of exchange rate changes on cash and cash equivalents	145	(48)

Net increase (decrease) in cash and cash equivalents	(54,214)	43,663
Cash and cash equivalents at beginning of period	179,891	129,005

Cash and cash equivalents at end of period	$125,677	$172,668

Supplemental disclosure of cash flow information:
Income tax payments, net	$2,414	$952
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$1,870	$—
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
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company has evaluated subsequent events through August 11, 2009, which represents the date the financial statements were issued.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) uses the fair value definition in SFAS 157, which defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 141(R) also changes the method of applying the acquisition method in number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141 (R). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and was adopted by us on January 1, 2009. See Note 3 for disclosures relating to the acquisition of Scopus Video Networks Ltd., or Scopus, which was completed on, and for which the measurement date was, March 12, 2009.
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
In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

•	FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures.

•	FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when another-than-temporary impairment event has occurred. This FSP applies to debt securities.
All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSPs at the beginning of the second quarter of 2009 did not have a significant impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009 and the required disclosure is included in Note 1.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (“SFAS 168”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification titled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than references to GAAP will be changed.
NOTE 3: SCOPUS ACQUISITION
On March 12, 2009, Harmonic completed the acquisition of 100% of the equity interests of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. Scopus engages in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products include integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, Scopus markets multiplexers, network management systems (“NMS”), and other ancillary technology to its customers.
The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. In addition, the acquisition provides an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies, These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Scopus’s net tangible and intangible assets acquired resulting in goodwill of approximately $21.7 million that was recorded in connection with this acquisition.
The purchase price, net of $23.3 million of cash acquired, was $63.1 million, which was paid from existing cash balances. We also incurred a total of $3.4 million of transaction expenses, which were expensed as selling, general and administrative expenses in the first quarter of 2009.
The assets and liabilities of Scopus were recorded at fair value at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. Subsequent to the acquisition, we recorded expenses of $7.8 million in the six month period ended July 3, 2009, primarily for excess and obsolete inventories related to product discontinuances and severance costs.
The results of operations of Scopus are included in Harmonic’s Condensed Consolidated Statements of Operations

from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$23,316
Investments	1,899
Accounts receivable (Gross amount due from accounts receivable of $6,789)	6,120
Inventory	15,899
Fixed assets	4,833
Other tangible assets acquired	2,312
Intangible assets:
Existing technology	10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trade names/trademarks	2,100
Order backlog	2,000
Maintenance agreements and related relationships	1,000
Goodwill	21,696

Total assets acquired	101,175
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(11,507)

Net assets acquired	86,369
Less: cash acquired	(23,316)

Net purchase price	$63,053

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of the March 12, 2009. We used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, we adjusted the weighted average cost of capital of 16% giving consideration to the specific risk factors of each asset. The following methods, using SFAS 157 as the framework for measuring fair value, were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired were established based on their highest and best used by a market participant using the “Income Approach.” The Income Approach includes an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects are at a stage of development that require further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired were based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired were established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimate the value of the patents/core technology by capitalizing the profits saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired were based on the Income Approach;

•	The fair value of the maintenance agreements and related relationships assets acquired were based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired were established based on the Profit Allocation Method, and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process technology is expected within the next twelve months;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years;

•	Trade name/trademarks are being amortized over their useful lives of five years; and

•	Order backlog is being amortized over its useful life of six months.
The existing technology, patents/core technology, customer contracts, maintenance agreements, trade name/trademarks and backlog are being amortized using the straight-line method which reflects the future projected cash flows.
The residual purchase price of $21.7 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Scopus is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed on January 1, 2008. The unaudited pro forma financial information for the three and six months ended June 27, 2008 combines the results for Harmonic for the three and six months ended June 27, 2008, and the historical results of Scopus for the three and six months ended June 30, 2008. The unaudited pro forma financial information for the six months ended July 3, 2009 combines the results for Harmonic for the six months ended July 3, 2009 with the results of Scopus through March 12, 2009, the acquisition date. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 27, 2008	June 27, 2008	July 3, 2009
Net sales	$108,371	$211,724	$153,377
Net income (loss)	$22,776	$22,530	$(37,328)
Net income (loss) per share — basic	$0.24	$0.24	$(0.39)
Net income (loss) per share — diluted	$0.24	$0.24	$(0.39)

For the three month period ended July 3, 2009, Scopus products contributed revenues of $5.9 million and a net loss of $3.9 million. For the period from March 12, 2009 to July 3, 2009, Scopus products contributed revenues of $7.4 million and a net loss of $12.1 million.
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
The Company uses the market approach to measure fair value of its financial assets and liabilities on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three and six months ended July 3, 2009, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
In accordance with SFAS 157, the following table represents Harmonic’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
July 3, 2009
Money market funds	$81,237	$—	$—	$81,237
U.S. corporate debt	—	49,299	—	49,299
U.S. government and state agencies	—	75,464	—	75,464
Other debt securities	—	2,177	—	2,177

	$81,237	$126,940	$—	$208,177
Forward exchange contracts	—	205	—	205

Total assets	$81,237	$127,145	$—	$208,382

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2008
Money market funds	$146,065	$—	$—	$146,065
U.S. corporate debt	—	65,680	—	65,680
U.S. government and state agencies	—	75,859	—	75,859
Auction rate securities	—	—	10,732	10,732

	146,065	141,539	10,732	298,336

Forward exchange contracts	—	—	—	—

Total assets	$146,065	$141,539	$10,732	$298,336

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
The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and six month periods ended July 3, 2009 and June 27, 2008:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Beginning Balance	$—	$26,733	$10,732	$—
Transfers in to (out of) Level 3	—	—	—	34,863
Purchases and sales, net	—	(12,289)	(10,732)	(20,419)
Unrealized gain recorded in “Other comprehensive income”	—	64	—	64

Ending Balance	$—	$14,508	$—	$14,508

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
July 3, 2009
U.S. government and state agencies	$75,020	$444	$—	$75,464
U.S. corporate debt securities	49,183	131	(15)	49,299
Other debt securities	2,061	116	—	2,177

Total	$126,264	$691	$(15)	$126,940

December 31, 2008
U.S. government and state agencies	$70,396	$476	$(12)	$70,860
Corporate debt securities	66,360	81	(761)	65,680
Other debt securities	10,732	—	—	10,732

Total	$147,488	$557	$(773)	$147,272

Impairment of Investments
We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; and our relative competitive position within the industry. At the present time, we do not intend to sell our investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, we do not believe that it is more likely than not that we will be required to sell our investments that have unrealized losses in accumulated other comprehensive income (loss) before we recover the principal amounts invested. We believe that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of July 3, 2009.
As of July 3, 2009, there are no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVENTORIES

	July 3,	December 31,
(In thousands)	2009	2008
Raw materials	$5,914	$5,562
Work-in-process	4,681	1,167
Finished goods	23,768	20,146

	$34,363	$26,875

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of July 3, 2009 and December 31, 2008:

	July 3, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Patents/Existing/Core technology	$63,117	$(43,722)	$19,395	$49,307	$(39,838)	$9,469
In-process technology	2,400	—	2,400	—	—	—
Customer relationships/contracts	37,901	(32,963)	4,938	33,895	(32,550)	1,345
Trademark and trade name	7,377	(4,824)	2,553	5,244	(4,559)	685
Supply agreement	3,441	(3,441)	—	3,386	(3,386)	—
Maintenance agreements	1,600	(237)	1,363	600	(121)	479
Software license, intellectual property and assembled workforce	309	(267)	42	309	(218)	91
Backlog	2,000	(1,167)	833	—	—	—

Subtotal of identified intangibles	118,145	(86,621)	31,524	92,741	(80,672)	12,069
Goodwill	63,662	—	63,662	41,674	—	41,674

Total goodwill and other intangibles	$181,807	$(86,621)	$95,186	$134,415	$(80,672)	$53,743

The changes in the carrying amount of goodwill for the six months ended July 3, 2009 are as follows:

(In thousands)	Goodwill
Balance as of December 31, 2008	$41,674
Acquisition of Scopus Video Networks	21,696
Foreign currency translation adjustments	292

Balance as of July 3, 2009	$63,662

For the three and six months ended July 3, 2009, the Company recorded a total of $3.7 million and $5.6 million of amortization expense for identified intangibles, of which $2.2 million and $3.7 million was included in cost of sales, respectively. For the three and six months ended June 27, 2008, the Company recorded a total of $1.5 million and $3.1 million of amortization expense for identified intangibles, of which $1.4 million and $2.8 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(In thousands)

		Operating
Years Ending December 31,	Cost of Sales	Expenses	Total
2009 (remaining 6 months)	$4,414	$1,904	$6,318
2010	7,497	2,134	9,631
2011	3,680	2,124	5,804
2012	2,308	1,932	4,240
2013	1,302	1,313	2,615
2014 and thereafter	233	283	516

Total	$19,434	$9,690	$29,124

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES
In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million related to the closure of the Scopus New Jersey office. In addition, an expense of $0.5 million was recorded in selling, general and administrative expenses related to severance expenses for terminated Scopus employees and an expense totaling $0.5 million was recorded in cost of sales and operating expenses related to severance expenses for other terminated employees. Substantially all of the severance was paid during the three months ended July 3, 2009.
In the first quarter of 2009, the Company recorded a total of $7.3 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of sales, primarily consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the three months ended April 3, 2009.
The Company has recorded restructuring and excess facilities charges beginning in 2001 and throughout subsequent years as a result of changing conditions in the use of its facilities in the United States and the United Kingdom, or UK. The initial expenses that had been recorded to selling, general and administrative expense and the related liabilities have been adjusted periodically for changes in sublease lease income estimates.
As of July 3, 2009, accrued excess facilities cost totaled $8.6 million, of which $6.7 million was included in current accrued liabilities and $1.9 million in other non-current liabilities. The Company incurred cash outlays of $3.2 million during the first six months of 2009 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $3.3 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2009 and to pay the remaining $5.3 million, net of estimated sublease income, over the remaining lease terms through October 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.

The following table summarizes activities under our U.S. and UK facilities restructuring accrual during the first six months of 2009:

	Excess	Campus	BTL	Scopus
(In thousands)	Facilities	Consolidation	Closure	Facilities	Total
Balance at December 31, 2008	$7,196	$3,860	$320	$—	$11,376
Provisions/(recoveries)	—	28	55	331	414
Cash payments, net of sublease income	(2,019)	(1,117)	(57)	(28)	(3,221)

Balance at July 3, 2009	$5,177	$2,771	$318	$303	$8,569

NOTE 8: CREDIT FACILITIES AND LONG-TERM DEBT
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of July 3, 2009, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At July 3, 2009, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at July 3, 2009). Borrowings are payable monthly and are not collateralized.
NOTE 9: BENEFIT PLANS
Stock Plans. Harmonic has reserved 17,316,000 shares of Common Stock for issuance under various employee stock plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Restricted stock units generally have no exercise price and vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants have a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. In the first six months of 2009, employees received restricted stock units valued at $6.8 million, which will begin vesting on February 15, 2010.
Director Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares. Harmonic had a total of 496,000 shares of Common Stock reserved for issuance under the Plan as of July 3, 2009. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, generally have no exercise price and vest either after one year or the vesting commencement date chosen for such award. Restricted stock units granted reduce the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. During the first six months of 2009 a total of 99,463 restricted stock units were granted to non-employee directors with a fair value of $0.5 million on the date of grant, which will vest on February 15, 2010. In the third quarter of 2008, a total of 71,883 restricted stock units were granted to non-employee directors with a fair value of $0.6 million on the date of grant, which vested on May 15, 2009 and 71,883 shares of common stock were issued.

A summary of share-based awards available for grant are as follows (in thousands):

Share-Based
Awards Available
(In thousands except exercise price)	for Grant
Balance at December 31, 2008	7,312
Options granted	(800)
Restricted stock units granted	(1,398)
Share-based awards canceled/forfeited	639

Balance at July 3, 2009	5,753

The following table summarizes restricted stock units activity under the Plans:

		Weighted
	RSUs	Average Price	Aggregate Fair
(In thousands except exercise price)	Outstanding	Per Share	Value (1)
Balance at December 31, 2008	72	$7.79
Restricted stock units granted	1,298	5.64
Restricted stock units exercised	(72)	7.79	$371
Restricted stock units canceled	(5)	5.64

Balance at July 3, 2009	1,293	$5.64

(1)	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $0.6 million.
The weighted-average fair value of restricted stock units granted for the six months ended July 3, 2009 and June 27, 2008 was $5.64 and $7.79, respectively.
The following table summarizes stock option activity under the Plans:

	Stock Options	Weighted Average
(In thousands except exercise price)	Outstanding	Exercise Price
Balance at December 31, 2008	10,798	$10.50
Options granted	800	5.66
Options exercised	(101)	4.88
Options canceled	(656)	13.19
Options expired	(76)	27.10

Balance at July 3, 2009	10,765	$9.91

Options vested and exercisable as of July 3, 2009	6,755	$11.27

Options vested and expected-to-vest as of July 3, 2009	10,610	$9.95

The weighted-average fair value of options granted for the six months ended July 3, 2009 and June 27, 2008 was $2.86 and $3.78, respectively.

The following table summarizes information regarding stock options outstanding at July 3, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	July 3, 2009	(Years)	Exercise Price	July 3, 2009	Exercise Price
(In thousands, except exercise price and life)
$ 0.19 -- 5.63	1,484	5.5	$4.73	644	$3.74
5.66 -- 6.67	1,603	4.3	5.93	1,400	5.92
6.91 -- 8.17	2,772	5.8	8.11	902	8.11
8.20 -- 8.65	1,839	4.7	8.26	1,037	8.26
8.69 -- 10.19	1,466	3.3	9.16	1,276	9.14
10.25 -- 23.56	1,279	2.4	15.69	1,174	16.11
31.56 -- 121.68	322	0.6	58.92	322	58.92

	10,765	4.5	$9.91	6,755	$11.27

The weighted-average remaining contractual life for all exercisable stock options at July 3, 2009 was 3.7 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at July 3, 2009 was 4.4 years.
Aggregate pre-tax intrinsic value of options exercisable at July 3, 2009 was $1.3 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $1.5 million at July 3, 2009. The aggregate intrinsic value of restricted stock units vested and expected-to-vest, net of estimated forfeitures, was $6.9 million at July 3, 2009. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $5.74 as of July 3, 2009, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.1 million and $0.2 million during the three and six months ended July 3, 2009, respectively. The aggregate intrinsic value of exercised stock options was $0.9 million and $1.3 million during the three and six months ended June 27, 2008, respectively
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent amendments thereto, which amendments were approved by our stockholders, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, our stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which amendment became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first six months of 2009 and 2008, the number of shares of stock issued under the purchase plan were 705,206 and 229,808 shares at weighted average prices of $5.24 and $7.58, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plan was $2.22 and $3.04 for the first six months of 2009 and 2008, respectively. At July 3, 2009, there were 2,639,873 shares reserved for future issuances under the 2002 Purchase Plan.
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

Stock-based Compensation

The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2009 and June 27, 2008:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008

Employee stock-based compensation in:
Cost of sales	$373	$267	$710	$494

Research and development expense	929	682	1,799	1,236
Selling, general and administrative expense	1,267	782	2,434	1,520

Total employee stock-based compensation in operating expense	2,196	1,464	4,233	2,756

Total employee stock-based compensation	2,569	1,731	4,943	3,250
Amount capitalized as inventory	(18)	3	4	6

Total stock-based compensation	$2,551	$1,734	$4,947	$3,256

As of July 3, 2009, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $21.5 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.8 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Expected life (years)	4.75	4.75	4.75	4.75
Volatility	60%	51%	60%	51%
Risk-free interest rate	2.3%	3.1%	1.7%	3.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Expected life (years)	0.5	0.5	0.5	0.5
Volatility	82%	47%	78%	47%
Risk-free interest rate	0.6%	2.5%	0.6%	2.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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

NOTE 10: INCOME TAXES
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate to the pre-tax income (loss) for the period. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, the impact existing US, state and foreign tax laws have to the jurisdiction in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, adjustments with respect to valuation allowances, the impact foreign currency fluctuations have on unrecognized tax benefits or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
For the six months ended July 3, 2009, our effective tax rate, which includes discrete items, was (98.5%) compared to (52.3%) for the same period a year ago. The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates, non deductible SFAS 123(R) stock compensation expense, non-deductible acquisition costs, income tax credits, and various discrete items. Discrete items increased the effective tax rate for the six months ended July 3, 2009 by approximately 56%, which principally relates to new California tax legislation, the recording of a valuation allowance against the future use of California tax credits and foreign currency translation losses for certain unrecognized tax benefits.
On February 20, 2009, California enacted new legislation, which (among other things) provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS 109 to compute our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of the new legislation results in a change to the state effective tax rate used to compute the Company’s California deferred tax asset resulting in a corresponding reduction to the amount of previously recorded California deferred tax asset. In addition, we recorded an additional valuation allowance on certain California tax attributes that will not be realizable in the foreseeable future given the expected decrease in the amount of income that will be allocated to California under the single factor apportionment formula. The tax impact of the California re-measurement of the deferred taxes and the related valuation allowance has been recorded as a discrete item.
In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”), the Company had gross unrecognized tax benefits, which include interest and penalties of approximately $50.5 million as of December 31, 2008, and approximately $51.5 million as of July 3, 2009. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $2.9 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended July 3, 2009, we recorded $0.5 million for interest and penalties related to uncertain tax positions resulting in a balance at July 3, 2009 of $4.4 million.
The tax years 2001- 2008 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
NOTE 11: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three and six months ended July 3, 2009 because potential common shares, such as common shares issuable under the exercise of stock options or the employee stock purchase plan, are only considered when their effect would be dilutive.

The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Potentially dilutive equity awards outstanding	9,618	8,852	10,132	9,024

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share data)	2009	2008	2009	2008
Net income (loss) (numerator)	$(7,919)	$25,464	$26,763	$38,818

Shares calculation (denominator):
Weighted average shares outstanding — basic	95,703	94,229	95,563	94,143
Effect of dilutive securities:
Future issued common stock related to Rhozet acquisition	—	201	—	201
Potential common stock relating to equity awards outstanding	—	768	—	784

Average shares outstanding — diluted	95,703	95,198	95,563	95,128

Net income (loss) per share — basic	$(0.08)	$0.27	$(0.28)	$0.41

Net income (loss) per share — diluted	$(0.08)	$0.27	$(0.28)	$0.41

NOTE 12: COMPREHENSIVE INCOME (LOSS)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Net income (loss)	$(7,919)	$25,464	$(26,673)	$38,818
Change in unrealized gain (loss) on investments, net	355	(277)	690	(170)
Change in unrealized gain (loss) on foreign exchange contracts, net	205	—	205	—
Foreign currency translation	448	(10)	300	161

Total comprehensive income (loss)	$(6,911)	$25,177	$(25,478)	$38,809

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

Our revenue by type is summarized as follows:

Revenue Information:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Revenue by type:
Video processing products	$31,711	$34,082	$62,232	$68,868
Edge and access products	32,216	41,498	55,769	81,162
Service and support	10,780	6,931	18,629	14,060
Software and other	6,586	6,829	12,419	12,527

Total	$81,293	$89,340	$149,049	$176,617

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:
Geographic Information:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Net sales:
United States	$46,532	$44,304	$78,650	$97,897
International	34,761	45,036	70,399	78,720

Total	$81,293	$89,340	$149,049	$176,617

Property and equipment:
United States	$11,644	$12,170
International	8,115	2,511

Total	$19,759	$14,681

Major Customers. For the three and six months ended July 3, 2009, sales to Comcast accounted for 19% and 17% of net sales, respectively. For the three months ended June 27, 2008, sales to Comcast accounted for 18% of net sales. For the six months ended June 27, 2008, sales to Comcast and EchoStar accounted for 17% and 13% of net sales, respectively. As of July 3, 2009, one customer accounted for 19% of net accounts receivable.
NOTE 14: RELATED PARTY
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were insignificant for the three months ended July 3, 2009 and approximately $0.1 million for the six months ended July 3, 2009. As of July 3, 2009, Harmonic’s liabilities to JDS Uniphase were insignificant.

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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Balance at beginning of the period	$6,919	$5,622	$5,360	$5,786
Scopus acquisition	—	—	2,379	—
Accrual for current period warranties	613	689	1,246	1,766
Adjustments for preexisting warranties	—	586	—	586
Warranty costs incurred	(1,421)	(1,263)	(2,874)	(2,504)

Balance at end of the period	$6,111	$5,634	$6,111	$5,634

Standby Letters of Credit. As of July 3, 2009, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.3 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through July 3, 2009.
Guarantees. As of July 3, 2009, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities action, which has occurred, and payment by the Company of $550,000 to cover plaintiff’s attorneys’ fees. On March 20, 2009, the Court granted final approval, which released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements related to:

•	Our expectation that customer concentration will continue for the foreseeable future;

•	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;

•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products;

•	Our expectation that we will record a total of approximately $4.4 million in amortization of intangible assets expense in cost of sales in the remaining six months of 2009;

•	Our expectation that we will record a total of approximately $1.9 million in amortization of intangible assets expense in operating expenses in the remaining six months of 2009;

•	Our expectation that our capital expenditures will be in the range of $7 million to $8 million during 2009;

•	Our belief that the net proceeds from our previously completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;

•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;

•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;

•	Our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;

•	Our expectation that we will make acquisitions in the future;

•	Our expectation that sales to distributors, value-added resellers and systems integrators will continue to generate a substantial percentage of our net sales in the future, and that our future success is highly dependent upon establishing and maintaining successful relationships with a variety of such customers;

•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;

•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;

•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and

•	Our expectation that operating results are likely to fluctuate in the future.
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
In the second quarter and first six months of 2009, Harmonic’s net sales were $81.3 million and $149.0 million, representing decreases of 9% and 16% compared to the second quarter and first six months of 2008, respectively. The decrease in sales in the second quarter of 2009 compared to the corresponding period in 2008 was primarily due to weaker demand from our international telco and cable customers for products and solutions primarily related to VOD and HDTV. Gross margins decreased in the second quarter of 2009 compared to the corresponding period in 2008 due to lower sales volumes, the manufacturing overhead costs associated with the Scopus operations and from the deployment of a large video headend project that generated no gross profit due to competitive factors and technological issues. The decrease in sales in the first six months of 2009 compared to the corresponding period in 2008 was primarily due to weaker demand from our domestic and international cable, satellite and telco customers for products and solutions primarily related to VOD and HDTV. Gross margins decreased in the first six months of 2009 compared to the corresponding period in 2008 due to lower sales volumes and, in addition to the manufacturing overhead costs and to the project described above, from provisions for excess and obsolete inventory resulting from the discontinuance of certain Scopus products and employee severance costs.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems we expect this customer concentration to continue for the foreseeable future. In the second quarter and first six months of 2009, sales to Comcast accounted for 19% and 17%, respectively, of net sales. In the second quarter of 2008, sales to Comcast accounted for 18% of net sales. In the first six months of 2008, sales to Comcast and EchoStar accounted for 17% and 13% of net sales, respectively.

Sales to customers outside of the U.S. in the second quarter and first six months of 2009 represented 43% and 47% of net sales, respectively, compared to 50% and 45%, respectively, for the comparable periods in 2008. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 5% in the first six months of 2009 compared to 3% for the comparable period of 2008. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
On March 12, 2009, Harmonic completed the acquisition of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. The purchase price, net of $23.3 million of cash acquired, was $63.1 million, which was paid from existing cash balances. Scopus engages in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products include encoders for broadcast contribution and distribution applications, integrated receivers/decoders and intelligent video gateways. In addition, Scopus markets multiplexers, network management systems, and other ancillary technology to its customers. The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition also extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability.
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
Adverse economic conditions in markets in which we operate and into which we sell our products have harmed and may in the future harm our business. Recently, economic conditions in the countries in which we operate and sell products have been very weak, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, rapid changes in foreign exchange rates, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow during 2008 and the first six months of 2009, and is expected to continue to be slow for the remainder of 2009 and perhaps longer in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This has resulted and may in the future result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. For example, we believe that the recent global economic slowdown caused certain customers to reduce or delay capital spending plans in the fourth quarter of 2008 and particularly in the first quarter of 2009, and we expect that these conditions could persist throughout the remainder of 2009 and beyond. In addition, during challenging economic times, we are likely to experience increased price-based competition from our competitors, which may result in our losing sales or force us to reduce the prices of our products, which could reduce our revenues and adversely affect our gross margin.
During the second quarter of 2009, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.3 million from the closure of the Scopus’ New Jersey office. During the second quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease for such building terminates in September 2010 and all sublease income has been eliminated from the estimated liability. During the third quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.2 million from a revised estimate of expected sublease income of two buildings in the United Kingdom. The leases for these buildings terminate in October 2010 and all sublease income has been eliminated from the estimated liability.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2009 and the notes to the condensed consolidated financial statements as of and for the three and six month periods ended July 3, 2009, included herein. Our most critical accounting policies have not changed since December 31, 2008 and include the following:

•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.
Results of Operations
Harmonic’s historical condensed consolidated statements of operations data for the second quarter and first six months of 2009 and the corresponding periods of 2008 as a percentage of net sales, are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Product sales	87	92	88	92
Service revenue	13	8	12	8

Net sales	100	100	100	100

Product cost of sales	54	48	55	48
Service cost of sales	5	4	5	4

Cost of sales	59	52	60	52

Gross profit	41	48	40	48
Operating expenses:
Research and development	19	15	20	15
Selling, general and administrative	25	22	29	21
Amortization of intangibles	2	—	1	—

Total operating expenses	46	37	50	36

Income (loss) from operations	(5)	11	(10)	12
Interest income, net	1	2	2	3
Other expense, net	—	—	(1)	—

Income (loss) before income taxes	(4)	13	(9)	15
Provision for (benefit from) income taxes	6	(16)	9	(7)

Net income (loss)	(10)%	29%	(18)%	22%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the second quarter and first six months of 2009 compared with the corresponding periods in 2008 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the second quarter and first six months of 2009 compared with the corresponding periods in 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
Sales Data:	2009	2008	2009	2008
Video Processing	$31,711	$34,082	$62,232	$68,868
Edge and Access	32,216	41,498	55,769	81,162
Service and Support	10,780	6,931	18,629	14,060
Software and Other	6,586	6,829	12,419	12,527

Net sales	$81,293	$89,340	$149,049	$176,617

Video Processing decrease	$(2,371)		$(6,636)
Edge and Access decrease	(9,282)		(25,393)
Service and Support increase	3,849		4,569
Software and Other decrease	(243)		(108)

Total decrease	$(8,047)		$(27,568)

Video Processing percent change	(7.0)%		(9.6)%
Edge and Access percent change	(22.4)%		(31.3)%
Service and Support percent change	55.5%		32.5%
Software and Other percent change	(3.6)%		(0.9)%
Total percent change	(9.0)%		(15.6)%
Net sales decreased in the second quarter of 2009 compared to the same period of 2008 principally due to weaker demand for VOD and HDTV deployments from our domestic satellite and telco customers and international cable, satellite and telco customers. Sales of video processing products were lower in the second quarter of 2009 compared to the same period in the prior year due to lower spending from domestic satellite customers, partially offset by revenue of $5.9 million from sales of Scopus products. The decrease in sales of the edge and access products line in the second quarter of 2009 compared to the same period in 2008 was primarily due to a decrease in sales of access products and our Narrowcast Services Gateway product, which is used for VOD, switched digital and modular Cable Modem Termination System, or M-CMTS deployments, to domestic and international cable operators. The service and support revenue increase in the second quarter of 2009 compared to the same period of 2008 was primarily due to increased maintenance support contract revenue as a result of a larger customer and equipment base and the timing of renewals.
Net sales decreased in the first six months of 2009 compared to the same period of 2008 principally due to weaker demand for VOD and HDTV deployments from our domestic and international cable, satellite and telco customers. Sales of video processing products were lower in the first six months of 2009 compared to the same period in the prior year due to lower spending from domestic satellite customers. The decrease in sales the edge and access products line in the first six months of 2009 compared to the same period in 2008 was primarily due to a decrease in sales of access products and our Narrowcast Services Gateway product, which is used for VOD, switched digital and M-CMTS deployments to domestic and international cable operators. The service and support revenue increase in the first six months of 2009 compared to the same period of 2008 was primarily due to increased maintenance support contract revenue as a result of a larger customer and equipment base and the timing of renewals.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the second quarter and first six months of 2009 compared with the corresponding periods in 2008 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net sales in the second quarter and first six months of 2009 compared with the corresponding periods in 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Geographic Sales Data:
U.S.	$46,532	$44,304	$78,650	$97,868
International	34,761	45,036	70,399	78,749

Net sales	$81,293	$89,340	$149,049	$176,617

U.S. increase (decrease)	$2,228		$(19,218)
International decrease	(10,275)		(8,350)

Total decrease	$(8,047)		$(27,568)

U.S. percent change	5.0%		(19.6)%
International percent change	(22.8)%		(10.6)%
Total percent change	(9.0)%		(15.6)%
The increased U.S. sales in the second quarter of 2009 compared to the corresponding period in 2008 was principally due to stronger demand from our domestic cable customers for products used in VOD and HDTV deployments. The decreased U.S. sales in the first six months of 2009 compared to the corresponding period in 2008 was principally due to weaker demand from our domestic cable, satellite and telco customers for products used in VOD and HDTV deployments.
International sales in the second quarter and first six months of 2009 decreased compared to the corresponding periods in 2008 primarily due to weaker demand in all international markets and in all international customer segments. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008 are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Gross profit	$33,547	$42,852	$58,932	$85,131
As a % of net sales	41.3%	48.0%	39.5%	48.2%

Decrease	$(9,305)		$(26,199)
Percent change	(21.7)%		(30.8)%
The decrease in gross profit in the second quarter of 2009 as compared to the corresponding period of 2008 was primarily due to lower sales of $8.0 million, which was primarily due to the lower sales of edge and access products, manufacturing overhead costs associated with the Scopus operations and increased amortization of intangibles expense. The decreased gross margin percentage of 41.3% in the second quarter of 2009 compared to 48.0% in the second quarter of 2008 was attributable mainly due to the manufacturing overhead costs associated with the Scopus operations, the deployment of a large video headend project that generated no gross profit due to competitive factors and technological issues, and increased amortization of intangibles expense.
The decrease in gross profit in the first six months of 2009 as compared to the corresponding period of 2008 was primarily due to lower sales of $27.6 million, as well as because of provisions totaling $6.3 million primarily for excess and obsolete inventories associated with the discontinuance of certain Scopus products and employee severance costs principally related to the integration of Scopus into Harmonic, manufacturing overhead costs associated with the Scopus operations and increased amortization of intangibles expense. The decreased gross margin percentage of 39.5% in the first six months of 2009 compared to 48.2% in the corresponding period of 2008 was attributable mainly to the manufacturing overhead costs associated with the Scopus operations and the headend project that generated no gross profit described above, provisions for excess and obsolete inventories totaling $6.3 million as a result of the discontinuance of certain Scopus’ products and severance costs related to Scopus terminated employees. Additionally, the Company accrued and paid severance costs to terminated employees in its California operations during the six months ended July 3, 2009 which were also included in cost of sales.

In the first six months of 2009, $3.7 million of amortization of intangibles expense was included in cost of sales compared to $2.8 million in the first six months of 2008. The higher amortization of intangible expense in the first six months of 2009 was due to the amortization of intangibles arising from the Scopus acquisition which was completed in March 2009. We expect to record approximately $4.4 million in amortization of intangibles expenses in cost of sales in the remaining six months of 2009 related to the acquisitions of Entone Technologies, Inc., or Entone, Rhozet and Scopus.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2009, as compared with the corresponding periods of 2008, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Research and development expense	$15,450	$13,347	$29,946	$26,540
As a % of net sales	19.0%	14.9%	20.1%	15.0%

Increase	$2,103		$3,406
Percent change	15.8%		12.8%
The increase in research and development expense in the second quarter of 2009 compared to the corresponding period in 2008 was primarily the result of increased compensation of $1.2 million, increased consulting and outside engineering services expense of $0.6 million and increased stock-based compensation expense of $0.2 million. The increased compensation expense in the second quarter of 2009 was primarily due to increased headcount engaged in research and development related to personnel obtained in connection with the Scopus acquisition.
The increase in research and development expense in the first six months of 2009 compared to the corresponding period in 2008 was primarily the result of increased compensation of $2.2 million, increased consulting and outside engineering services expense of $0.7 million and increased stock-based compensation expense of $0.6 million. The increased compensation expense in the first six months of 2009 was primarily due to increased headcount engaged in research and development related to personnel obtained in connection with the Scopus acquisition and severance costs of $0.5 million related to terminated Scopus employees.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2009, as compared with the corresponding periods of 2008, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Selling, general and administrative expense	$20,735	$20,022	$42,026	$37,470
As a % of net sales	25.5%	22.4%	28.2%	21.2%

Increase	$713		$4,556
Percent change	3.6%		12.2%
The increase in selling, general and administrative expense in the second quarter of 2009 compared to the corresponding period in 2008 was primarily a result of increased compensation expense of $1.3 million and increased stock-based compensation expense of $0.5 million, which was partially offset by lower trade show expenses of $0.6 million and lower facilities related expenses of $0.4 million. The increased compensation expense in the second quarter of 2009 was primarily due to increased headcount engaged in selling, general and administrative activities related to personnel obtained in connection with the Scopus acquisition.
The increase in selling, general and administrative expense in the first six months of 2009 compared to the corresponding period in 2008 was primarily a result of acquisition-related expenses of $3.4 million associated with the purchase of Scopus during the first quarter of 2009, increased compensation expense of $1.5 million and increased stock-based compensation expense of $0.9 million, which was partially offset by lower trade show expenses of $0.4 million and lower temporary labor expenses of $0.4 million. As a result of adoption of SFAS 141(R), the Company is now required to expense acquisition-related costs in its selling, general and administrative expenses whereas prior to the adoption of SFAS 141(R), such costs were capitalized as part of the purchase price allocated to assets and liabilities acquired. The increased compensation expense in the first six months of 2009 was primarily due to increased headcount engaged in selling, general and administrative activities related to personnel obtained in connection with the Scopus acquisition, as well as severance expenses primarily related to the Scopus acquisition.
Amortization of Intangible Assets
Harmonic’s amortization of intangible asset expense and the expense as a percentage of consolidated net sales in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	June 27,	June 27,	June 27,	June 27,
	2009	2008	2009	2008
Amortization of intangible assets expense	$1,534	$160	$1,922	$320
As a % of net sales	1.9%	0.2%	1.3%	0.2%

Increase	$1,374		$1,602
Percent change	858.8%		500.6%
The increases in the amortization of intangibles assets expense in the second quarter and first six months of 2009 compared to the same periods in 2008 were primarily due to the amortization of intangible assets obtained in connection with the acquisition of Scopus during the first quarter of 2009. Harmonic expects to record a total of approximately $1.9 million in amortization of intangibles expense in operating expenses in the remaining six months of 2009 due to the amortization of intangible assets resulting from the acquisitions of Entone, Rhozet and Scopus.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Interest income, net	$823	$2,245	$2,181	$5,262
As a % of net sales	1.0%	2.5%	1.5%	3.0%

Decrease	$(1,422)		$(3,081)
Percent change	(63.3)%		(58.6)%
The decreases in interest income, net, in the second quarter and first six months of 2009 compared to the corresponding periods of 2008 were due primarily to the lower investment balances and lower interest rates earned on the Company’s cash, cash equivalents and short-term investment portfolio balances during the relevant periods of 2009 compared to the corresponding periods in 2008.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net sales in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008, are presented in the table below. Also presented is the related dollar and percentage change in other expense, net, in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Other income (expense)	$(188)	$(358)	$(682)	$(572)
As a % of net sales	(0.2)%	(0.4)%	(0.5)%	(0.3)%

Decrease (increase)	$170		$(110)
Percent change	47.5%		(19.2)%
The decrease in other expense, net, in the second quarter of 2009 compared to the corresponding period of 2008 was primarily due to lower foreign exchange losses on foreign denominated accounts receivable and cash balances. The increase in other expense, net, in the first six months of 2009 compared to the corresponding period of 2008 was primarily due to higher foreign exchange losses on foreign denominated accounts receivable and cash balances.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008, are presented in the table below. Also presented is the related dollar and percentage change in income taxes in the second quarter and first six months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Provision for (benefit from) income taxes	$4,382	$(14,254)	$13,300	$(13,327)
As a % of net sales	5.4%	(16.0)%	8.9%	(7.5)%

Increase	$18,636		$26,627
Percent change	130.7%		199.8%
The increases in the provision for income taxes in the second quarter and first six months of 2009 compared to the corresponding periods in 2008 were primarily due to the differential in foreign tax rates, non deductible SFAS 123(R) stock compensation expense, non-deductible acquisition costs, income tax credits, and various discrete items. The discrete items recorded in the second quarter of 2009, which increased the effective tax rate for the quarter by approximately 43 percentage points, principally relate to the foreign currency translation losses and accrued interest for certain unrecognized tax benefits.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	July 3,	June 27,
	2009	2008
Net cash provided by (used in) operating activities	$(13,121)	$16,619
Net cash provided by (used in) investing activities	$(45,423)	$20,203
Net cash provided by financing activities	$4,185	$6,889
As of July 3, 2009, cash, cash equivalents and short-term investments totaled $252.6 million, compared to $327.2 million as of December 31, 2008. Cash used in operations for the first six months of 2009 was $13.1 million, resulting from a net loss of $26.8 million, adjusted for $16.4 million in non-cash charges and a $2.8 million net change in assets and liabilities. The significant non-cash charges included depreciation, amortization of intangible assets expense and stock-based compensation expense. The net change in assets and liabilities included a decrease in accrued and other liabilities primarily from the payment of incentive compensation and the settlement of the Litton patent infringement claim, which was partially offset by a decrease in prepaid expenses and other assets due to the reduction in deferred tax assets resulting from recent changes in California tax law, a decrease in inventories that was partially due to an excess and obsolete inventory provision of $5.8 million for product discontinuances associated with the Scopus acquisition, a decrease in accounts receivable from cash collections due to strong billings in the fourth quarter of 2008, and lower billings in the first six months of 2009 and an increase in taxes payable.
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
Net cash used in investing activities was $45.4 million for the six months ended July 3, 2009, mainly due to the payment, net of cash acquired, for the acquisition of Scopus. In addition, net cash used included purchases of investments which were in excess of proceeds from sales and maturities of investments during the period. Harmonic currently expects capital expenditures to be in the range of $7 million to $8 million during 2009.
Net cash provided by financing activities was $4.2 million for the six months ended July 3, 2009, as a result of proceeds received from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Harmonic and LSI Logic reached a settlement agreement in the second quarter of 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. As a result, the full amount of the estimated obligations was transferred to LSI Logic in the second quarter of 2009. To the extent that these obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of July 3, 2009, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At July 3, 2009, Harmonic was in compliance with the covenant under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at July 3, 2009). Borrowings are payable monthly and are not collateralized.
Harmonic’s cash and investment balances at July 3, 2009 were $252.6 million. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
Off-Balance Sheet Arrangements
None as of July 3, 2009.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the first six months of 2009 compared to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the payment of the patent litigation settlement of $5.0 million and payment of cash and the issuance of common stock, in an aggregate amount of $2.3 million, to satisfy our remaining obligations to the former stockholders of Rhozet in connection with the acquisition of Rhozet.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 5% and 3% of net sales in the first six months of 2009 and 2008, respectively. In addition, the Company has various international offices that provide sales support, engineering and systems integration services. Periodically, Harmonic enters into foreign currency exchange contracts and options to manage exposure related to accounts receivable and expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At July 3, 2009, we had forward contracts to sell Euros totaling $4.3 million that mature during the third quarter of 2009. In addition, we had forward exchange contracts to sell Israeli Shekels totaling $2.4 million maturing during the third quarter of 2009. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of foreign currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of July 3, 2009, our cash, cash equivalents and investments balance was $252.6 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Litigation
On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint also alleged that certain defendants violated section 14(a) of the Exchange Act and sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On December 23, 2008, the Court granted preliminary approval to a settlement of the derivative action. On February 26, 2009, the settlement was submitted to the Court for final approval. The terms of the settlement require final approval of the settlement in the securities action, which has occurred, and payment by the Company of $550,000 to cover plaintiff’s attorneys’ fees. On March 20, 2009, the Court granted final approval, which released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.
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
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the past. Recently, economic conditions in the countries in which we operate and sell products have been very weak, and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries has slowed significantly or receded recently, and is expected by many to slow further during the remainder of 2009 or beyond. The severity or length of time that these adverse economic and financial market conditions may persist is unknown. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.
Further, we have a number of customers internationally to whom sales are denominated in U.S. dollars. In recent months, the value of the U.S. dollar also has appreciated against many foreign currencies, especially in many emerging markets, which include the local currencies of many of our international customers. As the U.S. dollar appreciates relative to the local currencies of our customers, the price of our products correspondingly increase for such customers. These factors could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Financial difficulties among our customers could adversely affect our operating results and financial condition.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first six months of 2009 and fiscal years

2008 and 2007 accounted for approximately 53%, 58% and 53% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006. The bankruptcy filing of Charter Communications in the first quarter of 2009 could lead to further industry consolidation.
In the first six months of 2009, sales to Comcast accounted for 17% of our net sales. In the fiscal year 2008, sales to Comcast and EchoStar accounted for 20% and 12%, respectively, of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing, including credit, for capital spending by our customers;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of SFAS 123(R), an accounting standard which requires us to record the fair value of stock options as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against certain of deferred tax assets, changes in state tax law including apportionment, as a result of proposed amended tax rules related to the deferral of foreign earnings;

•	the impact of FIN 48, an accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of SFAS 141(R), a recently revised accounting standard which requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs, and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date;

•	our development of custom products and software;

•	the level of international sales;

•	economic and financial conditions specific to the cable, satellite and telco industries; and

•	general economic conditions.
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
The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers compete aggressively for customers’ reduced capital spending, and we may experience similar pressure during the current economic slowdown. Our competitors for fiber optic access and edge products include corporations such as Cisco Systems, Motorola and Arris. In our video processing products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Ericsson, and, in certain product lines, with a number of smaller companies.
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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
•	video compression standards such as MPEG-4 AVC/H.264 for both standard definition and high definition services;

•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes and personal video recorders, or PVRs.
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the entry of telcos into the video business;

•	the use of digital video by businesses, governments and educators;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services such as VoIP; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content.
In 2006, Cablevision Systems Corp. announced a plan to offer a network-based digital video recorder service to its customers. In order for Cablevision and other cable companies to deliver a network-based digital video recorder service broadly to their customers, they would need to continue to enhance their networks and distribution capabilities by upgrading their video distribution hardware and software, which we believe would enhance the demand for our products and services.
Shortly following Cablevision’s announcement that it planned to offer a network-based digital video recorder service to its customers, several major entertainment networks and video production studios sued Cablevision in federal court to enjoin Cablevision from offering this service without securing licensing or programming rights from the content providers. Recently, this case was resolved in favor of Cablevision. However, in the event that similar challenges against cable operators offering network-based digital video recorder services are successful, cable operators may not be able to provide a network-based digital video recorder service to their customers, which could reduce the growth in demand for our products and services.
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
We are currently developing and marketing products based on new video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since our acquisition of DiviCom in 2000. Newer standards, such as MPEG-4 AVC/H.264 have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 product line which our cable customers continue to require. Also, to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreements on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.
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
Broadband communications markets are subject to rapid changes, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telcos or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes and can result in delays in sales of current products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer.
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
In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in the first quarter of 2009, we wrote down approximately $5.8 million of net excess and obsolete inventory for product discontinuances associated with the Scopus acquisition Also, in 2007, we wrote down approximately $7.6 million of net obsolete and excess inventory, with a significant portion of the write-down being due to product transitions. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.
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
Sales to customers outside of the U.S. in the first six months of 2009 and the fiscal years 2008 and 2007 represented 47%, 44% and 44% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
•	a slowdown in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity; and

•	changes in economic policies by foreign governments.
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
The acquisition of Scopus in March 2009, which was headquartered and had a substantial majority of its operations in Israel, resulted in the addition of approximately 221 employees based in Israel. In addition, we maintain a facility in Caesarea in the State of Israel with a total of 81 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of July 3, 2009, we have a total of approximately 249 employees based in Israel, or approximately 30% of our workforce.
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
In accordance with SFAS 109, we have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such in 2008, we determined that a valuation allowance was no longer necessary for certain of our U.S. deferred tax assets because, based on the available evidence, we concluded that a realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets and recorded a valuation allowance to our California deferred tax assets in the first quarter of 2009 as a result of our expectation on future usage of the California deferred tax assets. Pursuant to SFAS 109, we are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In the event that, in the future, we determine additional valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination as a discrete item, and this could have a material and adverse impact on our results of operations for such period
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return.
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
Since our inception, we have used equity compensation, including stock options and restricted stock units, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board, or FASB, issued SFAS 123(R) that requires us to record a charge to earnings for employee stock options and restricted stock unit grants and employee stock purchase plan rights for all periods from January 1, 2006. This standard has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the six months ended July 3, 2009, stock-based compensation expense recognized under SFAS 123(R) was $4.9 million, which consisted of stock-based compensation expense related to board of directors’ restricted stock units, employee equity awards and employee stock purchases.
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
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of July 3, 2009 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
We rely on distributors, value-added resellers and systems integrators for a substantial portion of our sales, and disruptions to, or our failure to develop and manage our relationships with these customers and the processes and procedures that support them could adversely affect our business.
We generate a substantial portion of our sales through net sales to distributors, value-added resellers, or VARs, and systems integrators. We expect that these sales will continue to generate a substantial percentage of our net sales in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of distributors, VARs and systems integrators that specialize in video delivery solutions, products and services, and our reliance on such customers has increased since the completion of our acquisition of Scopus in the first quarter of 2009.
We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may be effective in providing incentives to our distributor, VAR and systems integrator customers to favor their products or to prevent or reduce sales of our products. Our distributor, VAR or systems integrator customers may choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption to our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could material and adversely impact our business and results of operations. In addition, our failure to establish and maintain successful relationships with distributor, VAR and systems integrator customers would likely materially and adversely affect our business, operating results and financial condition.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Harmonic and LSI Logic reached a settlement agreement in the second quarter of 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. As a results, the full amount of the estimated obligations was transferred to LSI Logic in the second quarter of 2009. To the extent that these obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.
The merger agreement stipulates that we will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such claims, or if there are additional claims due with respect to the non-semiconductor business and we cannot be indemnified by LSI Logic, we generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders of the Company, held on May 21, 2009, the following matters were acted upon by the stockholders of the Company:
1.	The election of Patrick J. Harshman, Harold Covert, Patrick Gallagher, E. Floyd Kvamme, Anthony J. Ley, William F. Reddersen, Lewis Solomon, and David R. Van Valkenburg as directors of the Company, each to hold office for a one-year term or until a successor is elected and qualified;

2.	To approve an amendment to the 2002 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares.

3.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.
The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 95,586,971 and 85,321,811 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld
Proposal 1 —
Election of Directors
Patrick J. Harshman	82,777,122	2,544,689
Harold Covert	84,141,648	1,180,163
Patrick Gallagher	84,085,090	1,236,721
E. Floyd Kvamme	82,699,455	2,622,356
Anthony J. Ley	82,406,379	2,915,432
William F. Reddersen	84,129,677	1,192,134
Lewis Solomon	83,981,418	1,340,393
David R. Van Valkenburg	84,053,961	1,267,850

	Votes	Votes		Broker
	For	Against	Abstain	Non-Vote
Proposal 2 —
2002 Employee Stock Purchase Plan Amendment	58,581,259	897,854	2,635,228	23,207,470

Proposal 3—
Ratification of PricewaterhouseCoopers LLP	82,359,929	2,533,401	428,481	0
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15-(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 11, 2009.

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