Form 10-Q
period 2009-10-02
HARMONIC INC
filed 2009-11-12
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 2, 2009

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       [   ]            No       [X]

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 96,108,526 on October 30, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	October 2, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$149,975	$179,891
Short-term investments	102,989	147,272
Accounts receivable, net of allowances of $6,314 and $8,697	70,347	63,923
Inventories	30,720	26,875
Deferred income taxes	36,384	36,384
Prepaid expenses and other current assets	15,561	15,985

Total current assets	405,976	470,330
Property and equipment, net	19,323	15,428
Goodwill	64,147	41,674
Intangibles, net	27,947	12,069
Other assets	18,762	24,862

Total assets	$536,155	$564,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,051	$13,366
Income taxes payable	2,357	1,434
Deferred revenue	29,905	29,909
Accrued liabilities	36,116	50,490

Total current liabilities	83,429	95,199
Accrued excess facilities costs, long-term	257	4,953
Income taxes payable, long-term	43,018	41,555
Other non-current liabilities	4,783	8,339

Total liabilities	131,487	150,046

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 96,109 and 95,017 shares issued and outstanding	96	95
Capital in excess of par value	2,276,992	2,263,236
Accumulated deficit	(1,872,580)	(1,848,394)
Accumulated other comprehensive income (loss)	160	(620)

Total stockholders’ equity	404,668	414,317

Total liabilities and stockholders’ equity	$536,155	$564,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share amounts)	2009	2008	2009	2008
Product sales	$72,553	$83,265	$202,973	$245,821
Service revenue	11,308	8,190	29,936	22,250

Net sales	83,861	91,455	232,909	268,071

Product cost of sales	44,477	44,534	126,617	129,481
Service cost of sales	3,304	2,725	11,281	9,263

Total cost of sales	47,781	47,259	137,898	138,744

Gross profit	36,080	44,196	95,011	129,327

Operating expenses:
Research and development	15,879	13,724	45,825	40,264
Selling, general and administrative	19,405	19,254	61,431	56,725
Amortization of intangibles	1,367	160	3,289	479

Total operating expenses	36,651	33,138	110,545	97,468

Income (loss) from operations	(571)	11,058	(15,534)	31,859

Interest income, net	583	2,286	2,764	7,548
Other expense, net	(212)	(1,450)	(893)	(2,022)

Income (loss) before income taxes	(200)	11,894	(13,663)	37,385
Provision for (benefit from) income taxes	(2,777)	(71)	10,523	(13,398)

Net income (loss)	$2,577	$11,965	$(24,186)	$50,783

Net income (loss) per share
Basic	$0.03	$0.13	$(0.25)	$0.54

Diluted	$0.03	$0.12	$(0.25)	$0.53

Weighted average shares
Basic	96,104	94,805	95,742	94,365

Diluted	96,732	95,863	95,742	95,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 2,	September 26,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(24,186)	$50,783
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	9,222	4,746
Depreciation	6,299	5,215
Stock-based compensation	7,637	5,470
Excess tax benefits from stock-based compensation	—	(2,864)
Loss on impairment of investment	—	845
Net loss on disposal of fixed assets, net	191	22
Deferred tax assets	—	(46,249)
Other non-cash adjustments, net	1,995	(2,090)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(303)	(6,612)
Inventories	12,098	1,741
Prepaid expenses and other assets	9,064	5,755
Accounts payable	(1,279)	(7,812)
Deferred revenue	(887)	(6,967)
Income taxes payable	2,156	31,430
Accrued excess facilities costs	(4,446)	(4,808)
Accrued and other liabilities	(27,332)	(9,939)

Net cash provided by (used in) operating activities	(9,771)	18,666

Cash flows from investing activities:
Purchases of investments	(101,221)	(91,868)
Proceeds from maturities of investments	119,001	109,363
Proceeds from sales of investments	27,240	—
Acquisition of property and equipment, net	(6,105)	(6,049)
Acquisition of intellectual property	—	(500)
Acquisition of Rhozet	(453)	(2,828)
Acquisition of Scopus	(63,053)	—
Redemption of Entone, Inc. convertible note	—	2,500

Net cash provided by (used in) investing activities	(24,591)	10,618

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,239	8,367
Excess tax benefits from stock-based compensation	—	2,864

Net cash provided by financing activities	4,239	11,231

Effect of exchange rate changes on cash and cash equivalents	207	73

Net increase (decrease) in cash and cash equivalents	(29,916)	40,588
Cash and cash equivalents at beginning of period	179,891	129,005

Cash and cash equivalents at end of period	$149,975	$169,593

Supplemental disclosure of cash flow information:
Income tax payments, net	$2,598	$1,527
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$1,870	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments which Harmonic Inc. (“Harmonic,” the “Company” or “we”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2009. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2009, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
The Company has evaluated subsequent events through November 10, 2009, which represents the date the financial statements were issued.
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
Out-of-Period Adjustment. During the quarter ended October 2, 2009, the Company determined that cost of sales associated with certain projects accounted for using the percentage of completion revenue recognition method were overstated by $537,000 for the year ended December 31, 2008. During the quarter ended October 2, 2009, the Company recorded an out-of-period reduction to cost of sales to correct this error. The Company concluded that the error was not material to the results of operations for the year ended December 31, 2008, or the estimated results of operations for the year ending December 31, 2009.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board, or FASB, issued revised guidance on business combinations. This guidance changes the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This guidance also amends existing accounting guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the revised guidance would also apply the provisions of the revised guidance. This guidance uses the fair value definition in the fair value accounting guidance, which is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This revised guidance is effective for fiscal years beginning after December 15, 2008, and was adopted by us on January 1, 2009. See Note 3 for disclosures relating to the acquisition of Scopus Video Networks Ltd., or Scopus, which was completed on, and for which the measurement date was, March 12, 2009.
In December 2007, the FASB issued revised guidance for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This revised guidance is effective for fiscal years beginning after December 15, 2008, and has been adopted by us in the first quarter of fiscal 2009. The implementation of this guidance did not have a material impact on our consolidated results of operations and financial condition.
In March 2008, the FASB issued revised guidance that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of this guidance did not have a material impact on our consolidated results of operations and financial condition.
In April 2008, the FASB issued revised guidance that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this guidance in the first quarter of fiscal 2009 did not have a material effect on our consolidated results of operations and financial condition.
In November 2008, the Emerging Issues Task Force, or EITF, issued revised guidance that clarifies accounting for defensive intangible assets subsequent to initial measurement. This guidance applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this guidance, the EITF reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period which the asset would diminish in value. This revised guidance is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of this guidance in the first quarter of fiscal 2009 did not have a material impact on our consolidated results of operations and financial condition.
In April 2009, the FASB issued the following new accounting guidance:
•	Revised guidance that requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance also amends an existing guidance to require those disclosures in all interim financial statements.
•	Revised guidance that provides guidelines for making fair value measurements more consistent with the principles presented in accounting guidance that addresses fair value accounting. This guidance provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures.
•	Revised guidance that provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This guidance applies to debt securities.

This revised guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance at the beginning of the second quarter of 2009 did not have a significant impact on our consolidated financial statements.
In May 2009, the FASB issued revised guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This revised guidance is effective in the first interim period ending after June 15, 2009 and the required disclosure is included in Note 1.
In June 2009, the FASB issued revised guidance that represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under a prior standard. On July 1, 2009 the FASB launched FASB’s new Codification titled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. This revised guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance had no effect on the Company’s unaudited condensed consolidated financial statements upon adoption other than references to GAAP being changed.
In August 2009, the FASB issued revised guidance relating to the manner in which the fair value of liabilities should be determined. This guidance provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of defined valuation techniques. The amendments in this guidance also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The revised guidance is effective for the first reporting period, including interim periods, ending after issuance, or August 2009. We will adopt this guidance in the fourth quarter of 2009, and we do not expect it will have a material impact on our consolidated financial statements.
In October 2009, the FASB issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective for us beginning in the first quarter of fiscal year 2011; however early adoption is permitted. We do not expect this guidance to significantly impact our consolidated financial statements.
In October 2009, the FASB issued revised guidance for the accounting for certain revenue arrangements that include software elements. This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This revised guidance is effective for us beginning in the first quarter of fiscal year 2011; however early adoption is permitted. We do not expect this guidance to significantly impact our consolidated financial statements.
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
The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. In addition, the acquisition provides an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Scopus’s net tangible and intangible assets acquired resulting in goodwill of approximately $22.2 million that was recorded in connection with this acquisition.
The purchase price, net of $23.3 million of cash acquired, was $63.1 million, which was paid from existing cash balances. We also incurred a total of $3.4 million of transaction expenses, which were expensed as selling, general and administrative expenses in the first quarter of 2009.
The assets and liabilities of Scopus were recorded at fair value at the date of acquisition. We will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. Subsequent to the acquisition, we recorded expenses of $8.1 million in the nine month period ended October 2, 2009, primarily for excess and obsolete inventories related to product discontinuances and severance costs.
The results of operations of Scopus are included in Harmonic’s Condensed Consolidated Statements of Operations from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$23,316
Investments	1,899
Accounts receivable (Gross amount due from accounts receivable of $6,789)	6,120
Inventory	15,899
Fixed assets	4,280
Other tangible assets acquired	2,312
Intangible assets:
Existing technology	10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trade names/trademarks	2,100
Order backlog	2,000
Maintenance agreements and related relationships	1,000
Goodwill	22,249

Total assets acquired	101,175
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(11,507)

Net assets acquired	86,369
Less: cash acquired	(23,316)

Net purchase price	$63,053

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of the March 12, 2009. We used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, we adjusted the weighted average cost of capital of 16% giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

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
The residual purchase price of $22.2 million has been recorded as goodwill. The goodwill as a result of this acquisition is not expected to be deductible for federal tax purposes. Goodwill relating to the acquisition of Scopus is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed on January 1, 2008. The unaudited pro forma financial information for the three and nine months ended September 26, 2008 combines the results of Harmonic for the three and nine months ended September 26, 2008, and the historical results of Scopus for the three and nine months ended September 30, 2008. The unaudited pro forma financial information for the nine months ended October 2, 2009 combines the results of Harmonic for the nine months ended October 2, 2009 with the results of Scopus through March 12, 2009, the acquisition date. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 26, 2008	September 26, 2008	October 2, 2009
Net sales	$110,533	$322,256	$237,238
Net income (loss)	$10,743	$33,275	$(34,751)
Net income (loss) per share — basic	$0.11	$0.35	$(0.36)
Net income (loss) per share — diluted	$0.11	$0.35	$(0.36)
For the three month period ended October 2, 2009, Scopus products contributed revenues of $6.9 million and a net operating loss of $1.5 million. For the period from March 12, 2009 to October 2, 2009, Scopus products contributed revenues of $14.5 million and a net operating loss of $13.7 million.
NOTE 4: FAIR VALUE
The applicable accounting guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.
The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:
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
The Company uses the market approach to measure fair value of its financial assets and liabilities on a recurring basis. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three and nine months ended October 2, 2009, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2009 and December 31, 2008 based on the three-tier fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Total
October 2, 2009
Money market funds	$99,454	$—	$—	$99,454
U.S. corporate debt	—	68,116	—	68,116
U.S. government and state agencies	—	32,568	—	32,568
Other debt securities	—	2,305	—	2,305

	$99,454	$102,989	$—	$202,443
Forward exchange contracts	—	—	—	—

Total assets	$99,454	$102,989	$—	$202,443

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2008
Money market funds	$146,065	$—	$—	$146,065
U.S. corporate debt	—	65,680	—	65,680
U.S. government and state agencies	—	75,859	—	75,859
Auction rate securities	—	—	10,732	10,732

	$146,065	$141,539	$10,732	$298,336
Forward exchange contracts	—	—	—	—

	$146,065	$141,539	$10,732	$298,336

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
The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine month periods ended October 2, 2009 and September 26, 2008:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Beginning Balance	$—	$14,508	$10,732	$—
Transfers in to (out of) Level 3	—	—	—	34,863
Purchases and sales, net	—	—	(10,732)	(20,419)
Unrealized gain recorded in “Other comprehensive income”	—	(143)	—	(79)

Ending Balance	$—	$14,365	$—	$14,365

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
October 2, 2009
U.S. government and state agencies	$67,760	$356	$—	$68,116
U.S. corporate debt securities	32,531	72	(35)	32,568
Other debt securities	2,061	244	—	2,305

Total	$102,352	$672	$(35)	$102,989

December 31, 2008
U.S. government and state agencies	$70,396	$476	$(12)	$70,860
Corporate debt securities	66,360	81	(761)	65,680
Other debt securities	10,732	—	—	10,732

Total	$147,488	$557	$(773)	$147,272

Impairment of Investments
We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; and our relative competitive position within the industry. At the present time, we do not intend to sell our investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, we do not believe that it is more likely than not that we will be required to sell our investments that have unrealized losses in accumulated other comprehensive income (loss) before we recover the principal amounts invested. We believe that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of October 2, 2009.
As of October 2, 2009, there are no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVENTORIES

	October 2,	December 31,
(In thousands)	2009	2008
Raw materials	$6,250	$5,562
Work-in-process	3,064	1,167
Finished goods	21,406	20,146

	$30,720	$26,875

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of October 2, 2009 and December 31, 2008:

	October 2, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Patents/Existing/Core technology	$63,069	$(45,875)	$17,194	$49,307	$(39,838)	$9,469
In-process technology	2,400	—	2,400	—	—	—
Customer relationships/contracts	37,900	(33,252)	4,648	33,895	(32,550)	1,345
Trademark and trade name	7,370	(4,977)	2,393	5,244	(4,559)	685
Supply agreement	3,428	(3,428)	—	3,386	(3,386)	—
Maintenance agreements	1,600	(321)	1,279	600	(121)	479
Software license, intellectual property and assembled workforce	309	(276)	33	309	(218)	91
Backlog	2,000	(2,000)	—	—	—	—

Subtotal of identified intangibles	118,076	(90,129)	27,947	92,741	(80,672)	12,069
Goodwill	64,147	—	64,147	41,674	—	41,674

Total goodwill and other intangibles	$182,223	$(90,129)	$92,094	$134,415	$(80,672)	$53,743

The changes in the carrying amount of goodwill for the nine months ended October 2, 2009 are as follows:

(In thousands)	Goodwill
Balance as of December 31, 2008	$41,674
Acquisition of Scopus Video Networks	22,249
Foreign currency translation adjustments	224

Balance as of October 2, 2009	$64,147

For the three and nine months ended October 2, 2009, the Company recorded a total of $3.6 million and $9.2 million of amortization expense for identified intangibles, of which $2.2 million and $5.9 million was included in cost of sales, respectively. For the three and nine months ended September 26, 2008, the Company recorded a total of $1.5 million and $4.6 million of amortization expense for identified intangibles, of which $1.4 million and $4.2 million was included in cost of sales, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(In thousands)

		Operating
Years Ending December 31,	Cost of Sales	Expenses	Total
2009 (remaining 3 months)	$2,207	$534	$2,741
2010	7,497	2,134	9,631
2011	3,680	2,124	5,804
2012	2,308	1,932	4,240
2013	1,302	1,313	2,615
2014 and thereafter	233	283	516

Total	$17,227	$8,320	$25,547

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES
In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million related to the closure of the Scopus New Jersey office. In addition, a charge of $0.5 million was recorded in selling, general and administrative expenses related to severance expenses for terminated Scopus employees and a charge totaling $0.5 million was recorded in cost of sales and operating expenses related to severance expenses for other terminated employees. Substantially all of the severance was paid during the three months ended July 3, 2009.
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
As of October 2, 2009, accrued excess facilities cost totaled $6.9 million, of which $6.7 million was included in current accrued liabilities and $0.2 million in other non-current liabilities. The Company incurred cash outlays of $4.8 million during the first nine months of 2009 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. Harmonic expects to pay approximately $1.4 million of excess facility lease costs, net of estimated sublease income, for the remainder of 2009 and to pay the remaining $5.4 million, net of estimated sublease income, over the remaining lease terms through October 2010.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes activity under our facilities restructuring accrual during the first nine months of 2009:

	Excess	Campus	BTL	Scopus
(In thousands)	Facilities	Consolidation	Closure	Facilities	Total
Balance at December 31, 2008	$7,196	$3,860	$320	$—	$11,376
Provisions/(recoveries)	—	60	11	331	402
Cash payments, net of sublease income	(3,046)	(1,684)	(50)	(68)	(4,848)

Balance at October 2, 2009	$4,150	$2,236	$281	$263	$6,930

NOTE 8: CREDIT FACILITIES AND LONG-TERM DEBT
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of October 2, 2009, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At October 2, 2009, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at October 2, 2009). Borrowings are payable monthly and are not collateralized.

NOTE 9: BENEFIT PLANS
Stock Plans. Harmonic has reserved 17,222,000 shares of common stock for issuance under various employee stock plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Restricted stock units have no exercise price and generally vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants have a term of seven years. Certain option awards provide for accelerated vesting if there is a change in control. In the three and nine months ended October 2, 2009, employees received restricted stock units valued at $2.0 million and $9.3 million, respectively.
Director Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan to, among other things, increase the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares, and to rename the Plan the “2002 Director Stock Plan.” Harmonic had a total of 496,000 shares of Common Stock reserved for issuance under the Plan as of October 2, 2009. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, have no exercise price and vest either after one year or the vesting date chosen for such award. Restricted stock units granted reduce the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. During the first nine months of 2009 a total of 99,463 restricted stock units were granted to non-employee directors with a fair value of $0.5 million on the date of grant, which will vest on February 15, 2010. In the third quarter of 2008, a total of 71,883 restricted stock units were granted to non-employee directors with a fair value of $0.6 million on the date of grant, and these restricted stock units vested on May 15, 2009.
A summary of share-based awards available for grant are as follows (in thousands):

Share-Based
Awards Available
(In thousands except exercise price)	for Grant
Balance at December 31, 2008	7,312
Options granted	(825)
Restricted stock units granted	(1,685)
Share-based awards canceled/forfeited	778

Balance at October 2, 2009	5,580

The following table summarizes restricted stock units activity under the Plans:

		Weighted
	RSUs	Average Price	Aggregate Fair
(In thousands except exercise price)	Outstanding	Per Share	Value (1)
Balance at December 31, 2008	72	$7.79
Restricted stock units granted	1,586	5.86
Restricted stock units exercised	(72)	7.79	$371
Restricted stock units canceled	(17)	5.69

Balance at October 2, 2009	1,569	$5.86

(1)	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $0.6 million.
The weighted-average fair value of restricted stock units granted for the nine months ended October 2, 2009 and September 26, 2008 was $5.86 and $7.79, respectively.

The following table summarizes stock option activity under the Plans:

	Stock Options	Weighted Average
(In thousands except exercise price)	Outstanding	Exercise Price
Balance at December 31, 2008	10,798	$10.50
Options granted	825	5.70
Options exercised	(113)	4.82
Options canceled	(784)	14.36
Options expired	(122)	30.30

Balance at October 2, 2009	10,604	$9.67

Options vested and exercisable as of October 2, 2009	7,000	$10.75

Options vested and expected-to-vest as of October 2, 2009	10,482	$9.70

The weighted-average fair value of options granted for the nine months ended October 2, 2009 and September 26, 2008 was $2.80 and $3.79, respectively.
The following table summarizes information regarding stock options outstanding at October 2, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	October 2, 2009	(Years)	Exercise Price	October 2, 2009	Exercise Price
(In thousands, except exercise price and life)
$ 0.19 -- 5.63	1,476	5.2	$4.75	658	$3.76
5.66 -- 6.40	1,558	4.1	5.91	1,437	5.91
6.41 -- 8.17	2,806	5.6	8.09	1,064	8.10
8.20 -- 8.50	1,688	4.6	8.23	1,044	8.23
8.53 -- 10.06	1,557	3.1	9.12	1,367	9.11
10.19 -- 23.57	1,270	2.2	15.69	1,181	16.03
31.56 -- 121.68	249	0.5	62.89	249	62.89

	10,604	4.3	$9.67	7,000	$10.75

The weighted-average remaining contractual life for all exercisable stock options at October 2, 2009 was 3.6 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at October 2, 2009 was 4.2 years.
Aggregate pre-tax intrinsic value of options exercisable at October 2, 2009 was $2.0 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $2.5 million at October 2, 2009. The aggregate intrinsic value of restricted stock units vested and expected-to-vest, net of estimated forfeitures, was $9.1 million at October 2, 2009. Aggregate pre-tax intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $6.17 as of October 2, 2009, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $25 thousand and $0.2 million during the three and nine months ended October 2, 2009, respectively.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent amendments thereto, which amendments were approved by our stockholders, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, our stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first nine months of 2009 and 2008, the number of shares of stock issued under the purchase plan were 705,206 and 468,545 shares at weighted average prices of $5.24 and $7.88, respectively. The weighted-average fair value of rights to purchase shares of common stock granted under the purchase plan was $2.19 and $2.86 for the first nine months of 2009 and 2008, respectively. At October 2, 2009, there were 2,639,873 shares reserved for future issuances under the 2002 Purchase Plan.
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
Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2009 and September 26, 2008:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2009	2008	2009	2008

Employee stock-based compensation in:
Cost of sales	$376	$325	$1,086	$819

Research and development expense	972	785	2,771	2,021
Selling, general and administrative expense	1,346	1,110	3,780	2,630

Total employee stock-based compensation in operating expense	2,318	1,895	6,551	4,651

Total employee stock-based compensation	2,694	2,220	7,637	5,470
Amount capitalized as inventory	8	10	12	16

Total stock-based compensation	$2,702	$2,230	$7,649	$5,486

As of October 2, 2009, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $20.9 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Expected life (years)	4.75	4.75	4.75	4.75
Volatility	60%	52%	58%	51%
Risk-free interest rate	2.6%	3.3%	1.7%	3.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Expected life (years)	0.5	0.5	0.5	0.5
Volatility	78%	46%	76%	46%
Risk-free interest rate	0.5%	2.1%	0.5%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
NOTE 10: INCOME TAXES
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate to the pre-tax income (loss) for the period. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, the impact existing U.S., state and foreign tax laws have on the jurisdiction in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, adjustments with respect to valuation allowances, and the impact foreign currency fluctuations have on unrecognized tax benefits or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate.
For the nine months ended October 2, 2009, our effective tax rate, which includes discrete items, was a provision of 77.0% compared to a benefit of 35.8% for the same period a year ago. The difference in the 2009 period between our effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates, non deductible stock-based compensation expense, non-deductible acquisition costs, income tax credits, and various discrete items. Discrete items increased the effective tax rate for the nine months ended October 2, 2009 by approximately 51 percentage points. Substantially all of the dollar value of the discrete items relate to the impact of the new California tax legislation on our deferred tax assets, a resulting valuation allowance against a portion of our California tax credits due to their uncertainty of utilization and interest related to certain unrecognized tax benefits.

On February 20, 2009, California enacted new legislation, which, among other things, provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under applicable accounting guidance to compute our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of the new legislation results in a change to the state effective tax rate used to compute the Company’s California deferred tax asset, resulting in a corresponding reduction to the amount of previously recorded California deferred tax asset. In addition, we recorded an additional valuation allowance on certain California tax attributes that will not be realizable in the foreseeable future given the expected decrease in the amount of income that will be allocated to California under the single factor apportionment formula. The tax impact of the California re-measurement of the deferred taxes and the related valuation allowance has been recorded as a discrete item.
The Company had gross unrecognized tax benefits, which include interest and penalties of approximately $50.5 million as of December 31, 2008, and approximately $52.1 million as of October 2, 2009. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $3.0 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended October 2, 2009, we recorded $0.9 million for interest and penalties related to uncertain tax positions, resulting in a balance at October 2, 2009 of $4.9 million.
The tax years 2001- 2008 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
NOTE 11: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three and nine months ended October 2, 2009 because potential common shares, such as common shares issuable under the exercise of stock options or the employee stock purchase plan, are only considered when their effect would be dilutive.
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and shares issued under the 2002 Purchase Plan, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2009	2008	2009	2008
Potentially dilutive equity awards outstanding	8,645	8,790	13,280	9,249

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except per share data)	2009	2008	2009	2008
Net income (loss) (numerator)	$2,577	$11,965	$(24,186)	$50,783

Shares calculation (denominator):
Weighted average shares outstanding — basic	96,104	94,805	95,742	94,365
Effect of dilutive securities:
Future issued common stock related to Rhozet acquisition	—	201	—	201
Potential common stock relating to equity awards outstanding	628	857	—	925

Average shares outstanding — diluted	96,732	95,863	95,742	95,491

Net income (loss) per share — basic	$0.03	$0.13	$(0.25)	$0.54

Net income (loss) per share — diluted	$0.03	$0.12	$(0.25)	$0.53

NOTE 12: COMPREHENSIVE INCOME (LOSS)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2009	2008	2009	2008
Net income (loss)	$2,577	$11,965	$(24,186)	$50,783
Change in unrealized gain (loss) on investments, net	(90)	(1,024)	601	(1,194)
Change in unrealized gain (loss) on foreign exchange contracts, net	(205)	—	—	—
Foreign currency translation	(122)	84	178	245

Total comprehensive income (loss)	$2,160	$11,025	$(23,407)	$49,834

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

Our revenue by type is summarized as follows:
Revenue Information:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2009	2008	2009	2008
Revenue by type:
Video processing products	$33,014	$32,284	$95,246	$101,152
Edge and access products	32,678	43,029	88,447	124,191
Service and support	11,308	8,190	29,937	22,250
Software and other	6,861	7,952	19,279	20,478

Total	$83,861	$91,455	$232,909	$268,071

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:
Geographic Information:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2009	2008	2009	2008
Net sales:
United States	$40,282	$55,669	$118,932	$153,565
International	43,579	35,786	113,977	114,506

Total	$83,861	$91,455	$232,909	$268,071

Property and equipment:
United States	$11,547	$11,995
International	7,776	2,899

Total	$19,323	$14,894

Major Customers. For the three and nine months ended October 2, 2009, sales to Comcast accounted for 15% and 17% of net sales, respectively. For the three months ended September 26, 2008, sales to Comcast and EchoStar accounted for 24% and 10% of net sales, respectively. For the nine months ended September 26, 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. As of October 2, 2009, Comcast accounted for 13% of net accounts receivable.
NOTE 14: RELATED PARTY
A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of our products. Product purchases from JDS Uniphase were $0.1 million for the three months ended October 2, 2009 and approximately $0.2 million for the nine months ended October 2, 2009. As of October 2, 2009, Harmonic’s liabilities to JDS Uniphase were insignificant.
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

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)	2009	2008	2009	2008
Balance at beginning of the period	$6,111	$5,634	$5,360	$5,786
Scopus acquisition	—	—	2,379	—
Accrual for current period warranties	515	937	1,761	2,703
Adjustments for preexisting warranties	—	556	—	1,142
Warranty costs incurred	(1,300)	(1,431)	(4,174)	(3,935)

Balance at end of the period	$5,326	$5,696	$5,326	$5,696

Standby Letters of Credit. As of October 2, 2009, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.1 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through October 2, 2009.
Guarantees. As of October 2, 2009, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint in the securities class action litigation also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On March 20, 2009, the Court hearing the derivative action granted final approval of a settlement in connection with the matter, which settlement released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides that in exchange for a one-time lump sum payment from Harmonic to Litton of $5.0 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) released Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in its selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.
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
Harmonic may be subject to claims that have arisen in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;

•	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;

•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products;

•	Our expectation that we will record a total of approximately $2.2 million in amortization of intangible assets expense in cost of sales in the remaining three months of 2009;

•	Our expectation that we will record a total of approximately $0.5 million in amortization of intangible assets expense in operating expenses in the remaining three months of 2009;

•	Our expectation that our capital expenditures will be in the range of $7 million to $8 million during 2009;

•	Our belief that the net proceeds from our previously completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;

•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;

•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;

•	Our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;

•	Our expectation that we will make acquisitions in the future;

•	Our expectation that sales to distributors, value-added resellers and systems integrators will continue to generate a substantial percentage of our net sales in the future, and that our future success is highly dependent upon establishing and maintaining successful relationships with a variety of such customers;

•	Our expectations regarding the impact that new accounting guidance will have on our consolidated financial statements;

•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;

•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;

•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation that has arisen in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows; and

•	Our expectation that operating results are likely to fluctuate in the future.
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
In the third quarter and first nine months of 2009, Harmonic’s net sales were $83.9 million and $232.9 million, respectively, representing decreases of 8% and 13% compared to the third quarter and first nine months of 2008, respectively. The decrease in sales in the third quarter of 2009 compared to the corresponding period in 2008 was primarily due to weaker demand from our domestic cable and satellite customers for edge products and solutions primarily related to VOD, switched digital video, modular Cable Modem Termination System, or M-CMTS deployments, and HDTV. Gross margins decreased in the third quarter of 2009 compared to the corresponding period in 2008 primarily due to lower sales volumes, manufacturing overhead costs associated with Scopus operations, increased provisions for excess and obsolete inventory, lower gross margins on sales of edge and access products and increased amortization of intangible assets. The decrease in sales in the first nine months of 2009 compared to the corresponding period in 2008 was primarily due to weaker demand from our domestic and international cable, satellite and telco customers for edge products and solutions primarily related to VOD, switched digital video, M-CMTS deployments, and HDTV. Gross margins decreased in the first nine months of 2009 compared to the corresponding period in 2008 due to lower sales volumes, lower gross margins on sales of edge and access products and, in addition, from provisions for excess and obsolete inventory resulting from the discontinuance of certain Scopus products and employee severance costs.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems we expect this customer concentration to continue for the foreseeable future. For the three and nine months ended October 2, 2009, sales to Comcast accounted for 15% and 17% of net sales, respectively. For the three months ended September 26, 2008, sales to Comcast and EchoStar accounted for 24% and 10% of net sales, respectively. For the nine months ended September 26, 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively.
Sales to customers outside of the U.S. in the third quarter and first nine months of 2009 represented 52% and 49% of net sales, respectively, compared to 39% and 43%, respectively, for the comparable periods in 2008. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7% in the first nine months of 2009 compared to 5% for the comparable period of 2008. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
Adverse economic conditions in markets in which we operate and into which we sell our products have harmed and may in the future harm our business. Recently, economic conditions in the countries in which we operate and sell products have been very weak, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, rapid changes in foreign exchange rates, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow during 2008 and the first nine months of 2009, and is expected to continue to be slow for the remainder of 2009 and perhaps longer in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This has resulted and may in the future result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. For example, we believe that the recent global economic slowdown caused certain customers to reduce or delay capital spending plans in the fourth quarter of 2008 and particularly in the first quarter of 2009, and we expect that these conditions could persist throughout the remainder of 2009 and beyond. In addition, during challenging economic times, we are likely to experience increased price-based competition from our competitors, which may result in our losing sales or force us to reduce the prices of our products, which could reduce our revenues and adversely affect our gross margin.
During the second quarter of 2009, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.3 million from the closure of Scopus’ New Jersey office. During the second quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease for such building terminates in September 2010 and all sublease income has been eliminated from the estimated liability. During the third quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.2 million from a revised estimate of expected sublease income of two buildings in the United Kingdom. The leases for these buildings terminate in October 2010 and all sublease income has been eliminated from the estimated liability.
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
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2009 and the notes to the condensed consolidated financial statements as of and for the three and nine month periods ended October 2, 2009, included herein. Our most critical accounting policies have not changed since December 31, 2008 and include the following:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.

Results of Operations
Harmonic’s historical condensed consolidated statements of operations data for the third quarter and first nine months of 2009 and the corresponding periods of 2008 as a percentage of net sales, are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Product sales	87	91	87	92
Service revenue	13	9	13	8

Net sales	100	100	100	100

Product cost of sales	53	49	54	48
Service cost of sales	4	3	5	4

Cost of sales	57	52	59	52

Gross profit	43	48	41	48
Operating expenses:
Research and development	19	15	20	15
Selling, general and administrative	23	21	27	21
Amortization of intangibles	2	—	1	—

Total operating expenses	44	36	48	36

Income (loss) from operations	(1)	12	(7)	12
Interest income, net	1	3	1	3
Other expense, net	—	(2)	—	(1)

Income (loss) before income taxes	—	13	(6)	14
Provision for (benefit from) income taxes	(3)	—	4	(5)

Net income (loss)	3%	13%	(10)%	19%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the third quarter and first nine months of 2009 compared with the corresponding periods in 2008 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the third quarter and first nine months of 2009 compared with the corresponding periods in 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
Sales Data:	2009	2008	2009	2008
Video Processing	$33,014	$32,284	$95,246	$101,152
Edge and Access	32,678	43,029	88,447	124,191
Service and Support	11,308	8,190	29,937	22,250
Software and Other	6,861	7,952	19,279	20,478

Net sales	$83,861	$91,455	$232,909	$268,071

Video Processing increase (decrease)	$730		$(5,906)
Edge and Access decrease	(10,351)		(35,744)
Service and Support decrease	3,118		7,687
Software and Other increase	(1,091)		(1,199)

Total decrease	$(7,594)		$(35,162)

Video Processing percent change	2.3%		(5.8)%
Edge and Access percent change	(24.1)%		(28.8)%
Service and Support percent change	38.1%		34.5%
Software and Other percent change	(13.7)%		(5.9)%
Total percent change	(8.3)%		(13.1)%

Net sales decreased in the third quarter of 2009 compared to the same period of 2008 principally due to weaker demand from our domestic cable and satellite customers. Sales of video processing products were slightly higher in the third quarter of 2009 compared to the same period in the prior year due to revenue of $6.9 million from sales of Scopus products, which was partially offset by lower spending from domestic cable and satellite customers. The decrease in sales of the edge products line in the third quarter of 2009 compared to the same period in 2008 was primarily due to a decrease in sales of our Narrowcast Services Gateway, or NSG, product, which is used for VOD, switched digital video and M-CMTS deployments, to cable operators. The service and support revenue increase in the third quarter of 2009 compared to the same period of 2008 was primarily due to increased maintenance support contract revenue as a result of a larger customer and equipment base and the timing of renewals.
Net sales decreased in the first nine months of 2009 compared to the same period of 2008 principally due to weaker demand from our domestic cable, satellite and telco customers. Sales of video processing products were lower in the first nine months of 2009 compared to the same period in the prior year due to lower spending from domestic cable and satellite customers. The decrease in sales of the edge products line in the first nine months of 2009 compared to the same period in 2008 was primarily due to a decrease in sales of our NSG product, which is used for VOD, switched digital video and M-CMTS deployments to domestic and international cable operators. The service and support revenue increase in the first nine months of 2009 compared to the same period of 2008 was primarily due to increased maintenance support contract revenue as a result of a larger customer and equipment base and the timing of renewals.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the third quarter and first nine months of 2009 compared with the corresponding periods in 2008 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net sales in the third quarter and first nine months of 2009 compared with the corresponding periods in 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Geographic Sales Data:
U.S.	$40,282	$55,669	$118,932	$153,565
International	43,579	35,786	113,977	114,506

Net sales	$83,861	$91,455	$232,909	$268,071

U.S. decrease	$(15,387)		$(34,633)
International increase (decrease)	7,793		(529)

Total decrease	$(7,594)		$(35,162)

U.S. percent change	(27.6)%		(22.6)%
International percent change	21.8%		(0.5)%
Total percent change	(8.3)%		(13.1)%
The decreased U.S. sales in the third quarter of 2009 compared to the corresponding period in 2008 was principally due to weaker demand from our domestic cable and satellite customers. The decreased U.S. sales in the first nine months of 2009 compared to the corresponding period in 2008 was principally due to weaker demand from our domestic cable, satellite and telco customers.
International sales in the third quarter of 2009 increased compared to the corresponding period in 2008 primarily due to increased demand in all international regions and throughout our international customer segments. International sales in the first nine months of 2009 were relatively flat compared to the corresponding periods in 2008. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008 are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Gross profit	$36,080	$44,196	$95,011	$129,327
As a % of net sales	43.0%	48.3%	40.8%	48.2%

Decrease	$(8,116)		$(34,316)
Percent change	(18.4)%		(26.5)%
The decrease in gross profit in the third quarter of 2009 as compared to the corresponding period of 2008 was primarily due to lower sales of $7.6 million, which was primarily due to lower sales of edge products, manufacturing overhead costs associated with the Scopus operations, increased provisions for excess and obsolete inventories of $0.7 million, and increased amortization of intangibles expense of $0.9 million. The gross margin percentage of 43.0% in the third quarter of 2009 compared to 48.3% in the third quarter of 2008 was attributable mainly to the manufacturing overhead costs associated with the Scopus operations, increased provisions for excess and obsolete inventories, lower gross margins on sales of edge and access products due to competitive pricing pressures and the deployment of our new Octal platform, which platform carries lower initial gross margins than our average gross margins, and increased amortization of intangible assets expense.
The decrease in gross profit in the first nine months of 2009 as compared to the corresponding period of 2008 was primarily due to lower sales of $35.2 million, as well as provisions totaling $6.3 million primarily for excess and obsolete inventories associated with the discontinuance of certain Scopus’ products and employee severance costs principally related to the integration of Scopus into Harmonic, manufacturing overhead costs associated with the Scopus operations and increased amortization of intangible assets expense. The decreased gross margin percentage of 40.8% in the first nine months of 2009 compared to 48.2% in the corresponding period of 2008 was attributable to the manufacturing overhead costs associated with the Scopus operations, as well as provisions for excess and obsolete inventories totaling $6.3 million as a result of the discontinuance of certain Scopus’ products and severance costs related to Scopus terminated employees and lower gross margins on sales of edge and access products due to competitive pricing pressures. Additionally, the Company accrued and paid severance costs to terminated employees in its California operations during the nine months ended October 2, 2009 which were also included in cost of sales.
In the first nine months of 2009, $5.9 million of amortization of intangible assets was included in cost of sales, compared to $4.2 million in the first nine months of 2008. The higher amortization of intangible assets in the first nine months of 2009 was due to the amortization of intangibles arising from the Scopus acquisition which was completed in March 2009. We expect to record approximately $2.2 million in amortization of intangible assets in cost of sales in the remaining three months of 2009 related to the acquisitions of Entone Technologies, Inc., or Entone, Rhozet and Scopus.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2009, as compared with the corresponding periods of 2008, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Research and development expense	$15,879	$13,724	$45,825	$40,264
As a % of net sales	18.9%	15.0%	19.7%	15.0%

Increase	$2,155		$5,561
Percent change	15.7%		13.8%

The increase in research and development expense in the third quarter of 2009 compared to the corresponding period in 2008 was primarily the result of increased compensation of $1.2 million, increased facilities-related expenses of $0.3 million, increased depreciation expense of $0.2 million, and increased stock-based compensation expense of $0.2 million. The increased compensation expense in the third quarter of 2009 was primarily due to increased headcount engaged in research and development related to personnel obtained in connection with the Scopus acquisition.
The increase in research and development expense in the first nine months of 2009 compared to the corresponding period in 2008 was primarily the result of increased compensation of $3.4 million, increased consulting and outside engineering services expense of $0.8 million, increased stock-based compensation expense of $0.8 million and increased facilities-related expenses of $0.3 million. The increased compensation expense in the first nine months of 2009 was primarily due to increased headcount engaged in research and development related to personnel obtained in connection with the Scopus acquisition and severance costs of $0.5 million related to terminated Scopus employees.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2009, as compared with the corresponding periods of 2008, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Selling, general and administrative expense	$19,405	$19,254	$61,431	$56,725
As a % of net sales	23.1%	21.1%	26.4%	21.2%

Increase	$151		$4,706
Percent change	0.8%		8.3%
The increase in selling, general and administrative expense in the third quarter of 2009 compared to the corresponding period in 2008 was primarily a result of increased compensation expense of $0.4 million and increased stock-based compensation expense of $0.2 million, which was partially offset by lower professional services expenses of $0.4 million. The increased compensation expense in the third quarter of 2009 was primarily due to increased headcount engaged in selling, general and administrative activities related to personnel obtained in connection with the Scopus acquisition.
The increase in selling, general and administrative expense in the first nine months of 2009 compared to the corresponding period in 2008 was primarily a result of acquisition-related expenses of $3.4 million associated with the purchase of Scopus during the first quarter of 2009, increased compensation expense of $1.9 million and increased stock-based compensation expense of $1.1 million, which was partially offset by lower recruiting and relocation expenses of $0.4 million, lower trade show expenses of $0.5 million and lower temporary labor expenses of $0.5 million. As a result of the new business combination accounting guidance, the Company is now required to expense acquisition-related costs in its selling, general and administrative expenses whereas prior to the adoption of the new accounting guidance, such costs were capitalized as part of the purchase price allocated to assets and liabilities acquired. The increased compensation expense in the first nine months of 2009 was primarily due to increased headcount engaged in selling, general and administrative activities related to personnel obtained in connection with the Scopus acquisition, as well as severance expenses primarily related to the Scopus acquisition.
Amortization of Intangible Assets
Harmonic’s amortization of intangible assets expense and the expense as a percentage of consolidated net sales in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets expense in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Amortization of intangible assets expense	$1,367	$160	$3,289	$479
As a % of net sales	1.6%	0.2%	1.4%	0.2%

Increase	$1,207		$2,810
Percent change	754.4%		586.6%
The increases in the amortization of intangible assets expense in the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to the amortization of intangible assets obtained in connection with the acquisition of Scopus during the first quarter of 2009. Harmonic expects to record a total of approximately $0.5 million in amortization of intangible assets expense in operating expenses in the remaining three months of 2009 due to the amortization of intangible assets resulting from the acquisitions of Entone, Rhozet and Scopus.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Interest income, net	$583	$2,286	$2,764	$7,548
As a % of net sales	0.7%	2.5%	1.2%	2.8%

Decrease	$(1,703)		$(4,784)
Percent change	(74.5)%		(63.4)%
The decreases in interest income, net, in the third quarter and first nine months of 2009 compared to the corresponding periods of 2008 were due primarily to the lower investment balances and lower interest rates earned on the Company’s cash, cash equivalents and short-term investment portfolio balances during the relevant periods of 2009 compared to the corresponding periods in 2008.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net sales in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008, are presented in the table below. Also presented is the related dollar and percentage change in other expense, net, in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Other income (expense)	$(212)	$(1,450)	$(893)	$(2,022)
As a % of net sales	(0.3)%	(1.6)%	(0.4)%	(0.8)%

Decrease	$1,238		$1,129
Percent change	85.4%		55.8%
The decrease in other expense, net, in the third quarter of 2009 compared to the corresponding period of 2008 was primarily due to lower impairment expense on investments of $0.8 million and lower foreign exchange losses on intercompany balances of $0.5 million. The decrease in other expense, net, in the first nine months of 2009 compared to the corresponding period of 2008 was primarily due to lower impairment expense on investments of $0.8 million and lower foreign exchange losses of $0.2 million.

Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of income (loss) before income taxes in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008, are presented in the table below. Also presented is the related dollar and percentage change in income taxes in the third quarter and first nine months of 2009 as compared with the corresponding periods of 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Provision for (benefit from) income taxes	$(2,777)	$(71)	$10,523	$(13,398)
As a % of income before taxes	(1,388.5)%	(0.6)%	77.0%	(35.8)%

Increase (decrease)	$(2,706)		$23,921
Percent change	(3,811.3)%		178.5%
The benefit from income taxes for the three months ended October 2, 2009 is primarily due to a decrease in the estimated amount of United States pre-tax income for the fiscal year 2009.
The Company has recorded a provision for income taxes for the first nine months of 2009 compared to a benefit from income taxes for the corresponding period in 2008. The benefit in the comparable period in the prior year was due to the release of a valuation allowance of approximately $15.1 million and discrete items of approximately $1 million related to state tax benefits. The provision in the 2009 period is based on the estimated taxable income for various jurisdictions in which the Company operates as well as certain discrete items.
For the nine months ended October 2, 2009, our effective tax rate, which includes discrete items, was a provision of 77.0% compared to a benefit of 35.8% for the same period a year ago. The difference for the 2009 period between our effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates, non deductible stock-based compensation expense, non-deductible acquisition costs, income tax credits, and various discrete items. Discrete items increased the effective tax rate for the nine months ended October 2, 2009 by approximately 51 percentage points. Substantially all of the dollar value of the discrete items relate to the impact of the new California tax legislation on our deferred tax assets, a resulting valuation allowance against a portion of our California tax credits due their uncertainty of utilization and interest related to certain unrecognized tax benefits.
Liquidity and Capital Resources

	Nine Months Ended
(In thousands)	October 2,	September 26,
	2009	2008
Net cash provided by (used in) operating activities	$(9,771)	$18,666
Net cash provided by (used in) investing activities	$(24,591)	$10,618
Net cash provided by financing activities	$4,239	$11,231
As of October 2, 2009, cash, cash equivalents and short-term investments totaled $253.0 million, compared to $327.2 million as of December 31, 2008. Cash used in operating activities for the first nine months of 2009 was $9.8 million, resulting from a net loss of $24.2 million, adjusted for $25.3 million in non-cash charges and a $10.9 million net change in assets and liabilities. The significant non-cash charges included depreciation, amortization of intangible assets expense and stock-based compensation expense. The net change in assets and liabilities included a decrease in accrued and other liabilities of $27.3 million, primarily from the payment of incentive compensation and the settlement of the Litton patent infringement claim and a decrease in accrued excess facilities costs of $4.4 million, which was partially offset by a decrease in inventories of $12.1 million, due in part to the write-off of certain inventory acquired in the Scopus acquisition in connection with product discontinuances, a decrease in prepaid expenses and other assets of $9.1 million due primarily to the reduction in deferred tax assets resulting from recent changes in California tax law, and an increase in taxes payable of $2.2 million.
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

Net cash used in investing activities was $24.6 million for the nine months ended October 2, 2009, mainly due to the payment, net of cash acquired, for the acquisition of Scopus. The net cash used was partially offset by the proceeds from the maturity and sales of investments which were in excess of purchases of investments during the period. In addition, acquisition of property and equipment used $6.1 million of cash, and Harmonic currently expects capital expenditures to be in the range of $7 million to $8 million during 2009.
Net cash provided by financing activities was $4.2 million for the nine months ended October 2, 2009, as a result of proceeds received from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.
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
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of October 2, 2009, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would be in noncompliance with the facility. In the event of noncompliance by Harmonic with the covenant under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At October 2, 2009, Harmonic was in compliance with the covenant under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at October 2, 2009). Borrowings are payable monthly and are not collateralized.
Harmonic’s cash and investment balances at October 2, 2009 were $253.0 million. We believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
Off-Balance Sheet Arrangements
None as of October 2, 2009.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the first nine months of 2009 compared to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the payment of the patent litigation settlement of $5.0 million and payment of cash and the issuance of common stock, in an aggregate amount of $2.3 million, to satisfy our remaining obligations to the former stockholders of Rhozet in connection with the acquisition of Rhozet.

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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% and 5% of net sales in the first nine months of 2009 and 2008, respectively. In addition, the Company has various international offices that provide sales support, engineering and systems integration services. Periodically, Harmonic enters into foreign currency exchange contracts and options to manage exposure related to accounts receivable and expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At October 2, 2009, we had forward contracts to sell Euros totaling $6.3 million that mature during the fourth quarter of 2009. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of foreign currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of October 2, 2009, our cash, cash equivalents and investments balance was $253.0 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.7 million.
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
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Litigation
On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Exchange Act. The complaint in the securities class action litigation also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On March 20, 2009, the Court hearing the derivative action granted final approval of a settlement in connection with the matter, which settlement released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.
Other Litigation
On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides that in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers from having any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) released Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in it selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.
Harmonic may be subject to claims that have arisen in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.

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
These capital spending patterns are dependent on a variety of factors, including:
•	access to financing;

•	annual budget cycles;

•	the impact of industry consolidation;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures;

•	discretionary customer spending patterns; and

•	general economic conditions.
In the past, specific factors contributing to reduced capital spending have included:
•	uncertainty related to development of digital video industry standards;

•	delays associated with the evaluation of new services, new standards and system architectures by many operators;

•	emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and regulatory review thereof;

•	weak or uncertain economic and financial conditions in domestic and international markets; and

•	bankruptcies and financial restructuring of major customers.
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the past. Recently, economic conditions in the countries in which we operate and sell products have been very weak, and global economic conditions and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries has slowed significantly or receded recently, and economic growth is expected by many to remain sluggish during the remainder of 2009 and beyond. The severity or length of time that these adverse economic and financial market conditions may persist is unknown. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.
Further, we have a number of customers internationally to whom sales are denominated in U.S. dollars. Over the past two years, the value of the U.S. dollar has fluctuated significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the price of our products correspondingly increase for such customers. These factors could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Although the U.S. dollar has now started to weaken against many major currencies, there can be no assurance that a weaker dollar will lead to growth in our sales. Financial difficulties among our customers could adversely affect our operating results and financial condition.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first nine months of 2009 and fiscal years 2008 and 2007 accounted for approximately 49%, 58% and 53% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to further expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006. The bankruptcy filing of Charter Communications in the first quarter of 2009 could lead to further industry consolidation.
In the first nine months of 2009, sales to Comcast accounted for 17% of our net sales. In the fiscal year 2008, sales to Comcast and EchoStar accounted for 20% and 12%, respectively, of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
In addition, historically, we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telco market. Several major telcos have rebuilt or are upgrading their networks to offer bundled video, voice and data services. While we have recently been increasing our revenue from telco customers, we are relatively new to this market. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments are subject to delays in completion, as video processing technologies and video business models are relatively new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. Further, during challenging economic times, and in tight credit markets, many customers, including telcos, may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from the telco market, or that we can do so profitably, and any failure to increase revenues and profits from telco customers could adversely affect our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing, including credit, for capital spending by our customers;

•	economic and financial conditions specific to the cable, satellite and telco industries;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the level and mix of international sales;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	our development of custom products and software;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the evaluation of new services, new standards and system architectures by many operators;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan common stock shares as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against certain of our deferred tax assets, changes in state tax laws including apportionment, as a result of proposed amended tax rules related to the deferral of foreign earnings;

•	the impact of applicable accounting guidance that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance that requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs, and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date;

•	general economic conditions.
The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as compatible set top boxes, our customers’ ability to negotiate and enter into rights agreements with video content owners that provide the customers with the right to deliver certain video content, and our customers’ need for local franchise and licensing approvals.
In addition, we often recognize a substantial portion, or majority, of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. As a result of these factors, or other factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.
The markets in which we operate are intensely competitive.
The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers competed aggressively for customers’ reduced capital spending, and we have experienced similar pressure during the current economic slowdown. Our competitors for fiber optic edge and access products include corporations such as Cisco Systems, Motorola and Arris. In our video processing products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Thomson Multimedia and Ericsson, and, in certain product lines, with a number of smaller companies.
Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than us. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. Further, some of our competitors have greater financial resources than we do, and they have offered and in the future may offer their products at lower prices than we do or offer more attractive financing terms, which has in the past and may in the future cause us to lose sales or to reduce our prices in response to competition. Any reduction in sales or reduced prices for our products would adversely affect our business and results of operations. In addition, many of our competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which would harm our business.
If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, then our sales could be materially and adversely affected. In addition, companies that have historically not had a large presence in the broadband communications equipment market have begun recently to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly companies that offer products that are competitive with our digital and video broadcasting systems, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenues and decreased gross margins.
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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
•	video compression standards such as MPEG-4 AVC/H.264 for both standard definition and high definition services;

•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders, or PVRs and a variety of “smart phone” mobile devices, such as the iPhone.
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:
•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the entry of telcos into the video business;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services such as mobile video; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content.
In 2006, Cablevision announced a plan to offer a network-based digital video recorder service to its customers. In order for Cablevision and other cable companies to deliver a network-based digital video recorder service broadly to their customers, they would need to continue to enhance their networks and distribution capabilities by upgrading their video distribution hardware and software, which we believe would enhance the demand for our products and services.
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
Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if, among other things, our products:
•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards and architectures;

•	fail to achieve market acceptance; or

•	are ahead of the market.
We are currently developing and marketing products based on recently established video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our sales since our acquisition of DiviCom in 2000. Newer standards, such as MPEG-4 AVC/H.264, have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. In addition, we have recently launched an encoding platform which is capable of being configured for both MPEG-2 and MPEG-4, in both standard definition and HD formats. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 standard which our cable customers continue to require. Also, to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreements on terms acceptable to us, or at all. If we fail to develop and market new products, our business and operating results could be materially and adversely affected.
Conditions and changes in the national and global economic environments may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in the countries in which we operate and sell products have been weak, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow or stopped in 2008, and has slowed further or remained relatively flat in 2009 in the U.S. and internationally. The current global economic slowdown has led many of our customers to announce or plan lower capital expenditures for 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to invest to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints on certain international customers required us to significantly increase our reserves for doubtful accounts in the fourth quarter of 2008. For example, Charter Communications filed for bankruptcy protection in the first quarter of 2009 in order to implement a restructuring aimed at improving its capital structure.
During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets remain weak or deteriorate further, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
The sales cycles of many of our products, particularly our newer products and products sold internationally, are typically unpredictable and usually involve:
•	a significant technical evaluation in the laboratory and often in the field;

•	a commitment of capital and other resources by cable, satellite, and other network operators;

•	time required to engineer the deployment of new technologies or new broadband services;

•	testing and acceptance of new technologies that affect key operations; and

•	test marketing of new services with subscribers.

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
In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in the first quarter of 2009, we wrote down approximately $5.8 million of net excess and obsolete inventory for product discontinuances associated with the Scopus acquisition. Also, in 2007, we wrote down approximately $7.6 million of net obsolete and excess inventory, with a significant portion of the write-down being due to product transitions. We also wrote down $1.1 million in 2006 as a result of the end of life of a product line. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.
Further, we recently executed an agreement with an Israeli contract manufacturer to assume the manufacturing of products previously manufactured by Scopus. Under the terms of this agreement, we have transferred equipment, certain employees and consigned inventory to this contract manufacturer. There can be no assurance that this transfer of manufacturing responsibilities will be successful, and we may incur unforeseen costs and delays in the delivery of products to our customers.
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
We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:
•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	difficulties in implementing new or revised accounting guidance relating to the acquisition method of accounting;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	channel conflicts and disputes between distributors and other partners of us and the acquired companies;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are required to be expensed under recent accounting guidance;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	delays in realizing or failure to realize the benefits of an acquisition.
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
We may not realize the anticipated improvement in our operating results and other benefits expected from our recently completed acquisition of Scopus, which could adversely affect our business and cause our stock price to decline.
Our recently completed acquisition of Scopus involves the integration of two companies that had previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process. While the integration process began in March 2009, when the Scopus acquisition was consummated, the integration has taken some time to be substantially completed. In connection with the acquisition, among other things, Harmonic anticipated that the combination with Scopus would improve our operating results, enhance our technology and broaden our customer base. Achieving the anticipated benefits of the acquisition will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of Harmonic and Scopus. For example, it is possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies will require the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize any of the anticipated benefits of the acquisition of Scopus. If we are unable to realize these benefits, our business and operating results may be adversely affected, and our stock price may decline.
We depend on our international sales and are subject to the risks associated with international operations, which may negatively affect our operating results.
Sales to customers outside of the U.S. in the first nine months of 2009 and the fiscal years 2008 and 2007 represented 49%, 44% and 44% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
•	a slowdown in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity; and

•	changes in economic policies by foreign governments.
In the past, certain of our international customers accumulated significant levels of debt and have undertaken reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we have seen in the past.
While our international sales and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. A portion of our European business is denominated in Euros, which subjects us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.
Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.
Our operations outside the United States also require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the FCPA and similar laws, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure you that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions, and this could have a material adverse effect on our business, financial condition and results of operations.
Any or all of these factors could adversely impact our business and results of operations.
We face risks associated with having important facilities and resources located in Israel.
We completed the acquisition of Scopus in March 2009, and Scopus was headquartered and had a substantial majority of its operations in Israel. This acquisition resulted in the addition of approximately 221 employees based in Israel. In addition, we maintain a facility in Caesarea in the State of Israel with a total of 81 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of October 2, 2009, we have a total of 247 employees based in Israel, or approximately 29% of our workforce.

Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and this influence has increased with the acquisition of Scopus. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees or those of our subcontractors, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty recently. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, and Israel and Hamas, and the conflict between Hamas and Fatah, have also heightened these risks. Current or future tensions in the Middle East may adversely affect our business and results of operations.
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
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. The Company adopted the applicable accounting guidance on January 1, 2007, the first day of fiscal 2007. The applicable accounting guidance prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return.
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
Negative conditions in the global credit and financial markets may impair the liquidity of a portion of our investment portfolio.
The recent negative conditions in the global credit and financial markets has had an adverse impact on the liquidity of certain investments. In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.
As of December 31, 2008, we held approximately $10.7 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets restricted our ability to liquidate holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During 2008, we were able to sell $24.1 million of ARSs through successful auctions and redemptions. The remaining balance of $10.7 million in ARSs that we held at December 31, 2008 were sold at par plus interest in February 2009.
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

Accounting guidance and stock exchange regulations related to equity compensation could adversely affect our earnings, our ability to raise capital and our ability to attract and retain key personnel.
Since our inception, we have used equity compensation, including stock options and restricted stock units, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board, or FASB, issued guidance that requires us to record a charge to earnings for employee stock options and restricted stock unit grants and employee stock purchase plan rights for all periods from January 1, 2006. This guidance has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the nine months ended October 2, 2009, stock-based compensation expense recognized under this standard was $7.6 million, which consisted of stock-based compensation expense related to board of directors’ restricted stock units, employee equity awards and employee stock purchases.
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
We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of October 2, 2009 we had an accumulated deficit of $1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and, reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks are heightened during the current economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a majority of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2010.
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
Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, we have entered into a contractual relationship with the spun-off semiconductor business of C-Cube, under which we have access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2010, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor, and the agreement providing us with access to certain of the spun-off semiconductor business technologies and products was assigned to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.
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
We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may be effective in providing incentives to our distributor, VAR and systems integrator customers to favor their products or to prevent or reduce sales of our products. Our distributor, VAR or systems integrator customers may choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption to our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business and results of operations. In addition, our failure to establish and maintain successful relationships with distributor, VAR and systems integrator customers would likely materially and adversely affect our business, operating results and financial condition.

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
The merger agreement with C-Cube stipulates that we will be indemnified by the spun-off semiconductor business if the cash reserves are not sufficient to satisfy all of C-Cube’s liabilities for periods prior to the merger. If for any reason, the spun-off semiconductor business does not have sufficient cash to pay such claims, or if there are additional claims due with respect to the non-semiconductor business and we cannot be indemnified by LSI Logic, we generally will remain liable, and such liability could have a material adverse effect on our financial condition, results of operations or cash flows.

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
On July 3, 2003, Stanford University and Litton Systems (now Northrop Grumman Guidance and Electronics Company, Inc.) filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008, the judge ordered the parties to mediation. Two mediation sessions were held in November and December 2008. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provided that in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) released Harmonic from any liability for making, using, selling any Harmonic products that may have infringed on such patents. Harmonic paid the settlement amount in January 2009.
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

The leases on the buildings at our main campus in Sunnyvale, California expire in September 2010.
Our corporate headquarters and most of our U.S. operations are housed in two leased buildings in Sunnyvale. These leases expire in September 2010 and we believe that we may not be able to renew these leases on satisfactory terms. Consequently, we are actively seeking to lease new facilities and recently entered into a non-binding letter of intent to occupy a building close to our existing facilities. We are currently negotiating a lease with the building owner and making plans to move to the new facility prior to the expiration of our current lease. However, we may not be able to enter into a lease for the new facility on satisfactory terms. Further, even if we successfully execute a lease of this building, the new facility would require substantial renovations and outfitting in order to be suitable for our occupancy. If construction is delayed, or if occupancy permits are not granted in time, we may not be able to move prior to the expiration of our current lease. If for any reason we are required to extend our current lease on a short-term basis, we could incur additional rent expenses and other costs. Additionally, we expect to incur moving costs and may also experience significant potential disruption to our business activities at the time of moving to a new facility.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15-(d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 12, 2009.

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