Form 10-K
period 2009-12-31
HARMONIC INC
filed 2010-03-01
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Yes [  ]  No [✓]

Indicate by check mark whether the Registrant is a large accelerated filer , an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company‘‘ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [✓]

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 3, 2009, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $507,375,045. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 96,531,622 on January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2009) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.

FORM 10-K

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our strategic direction, future business plans and growth strategy;

•	statements regarding anticipated changes in economic conditions or the financial markets, and the potential impact on our business, results of operations and financial condition;

•	statements regarding the expected demand for and benefits of our products and services;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	statements regarding the completion of acquisitions and resulting benefits;

•	statements regarding potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding anticipated revenue and expenses, including the sources of such revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital; and

•	statements regarding the condition of our cash investments.

These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 16 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” the “Company,”

“we,” “us,” “its,” and “our” as used in this Annual Report on Form 10-K refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

PART I

Item 1. Business

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently prepare and deliver broadcast and on-demand services to televisions, personal computers and mobile devices. Historically, the majority of our sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, we are providing our video processing solutions to telecommunications companies, or telcos, broadcasters and on-line media companies that offer video services. On March 12, 2009, Harmonic acquired Scopus Video Networks Ltd., a publicly traded company organized under the laws of Israel. The acquisition of Scopus, whose products are complementary to those offered by us, is intended to expand our product lines and customer base, in part by better enabling us to supply solutions to broadcasters and programmers who deliver video content to our service provider customers, and in part by extending our sales and distribution capacity in international markets.

INDUSTRY OVERVIEW

Demand for Video Services

The delivery of television programming and Internet-based information and communication services to consumers is converging, driven by changes in consumer lifestyles, advances in technology and by changes in the regulatory and competitive environment. Viewers of video increasingly seek a more personalized and dynamic video experience that can be delivered to a variety of devices ranging from wide-screen high-definition televisions, or HDTVs, to mobile devices, including “smart” phones. Today, there are a number of developing trends which impact the broadcasting and television business and that of our customers who originate and deliver video programming. These trends include:

On-Demand Services

The expanding use of digital video recorders and network-based video on demand, or VOD, services is leading to changes in the way subscribers watch television programming in the home. Subscribers are increasingly utilizing “time-shifting” and “ad-skipping” technology. Further advances in technology are accelerating these trends, with cable, satellite and telco operators announcing initiatives, often in conjunction with network broadcasters, to increasingly personalize subscribers’ video viewing experience, including the delivery of programming directly to broadband enabled TV sets and computers and mobile devices in addition to conventional television sets.

High-Definition Television

The increasing popularity of HDTV and home theater equipment is putting competitive pressure on broadcasters and pay-TV providers to offer additional HDTV content and higher quality video signals for both standard and high definition services, including initiatives to broadcast in the 1080p standard of HDTV and, more recently, 3D. At the end of 2009, both the major

U.S. direct broadcast satellite, or DBS, operators were offering hundreds of national and local HD channels to their subscribers across the country.

The Internet and Other Video Distribution Methods

Several companies, including Google, Apple, Hulu, and Netflix, as well as traditional broadcasters such as NBC, now enable their customers to stream video content to PCs and mobile devices. Devices that link broadband connections and PCs to the television set are gaining in popularity. We believe that the delivery of video over the Internet will continue to change traditional video viewing habits and distribution methods and also potentially alter the traditional subscription business model of the major pay-TV service providers.

Mobile Video

Many telcos and other providers in the U.S. and abroad have launched both broadcast and on-demand video services to cellular telephones and other mobile devices. Certain cable operators have entered into agreements with mobile phone operators that are likely to lead to further expansion of mobile video services.

These trends are expected to increase the demand from service providers for sophisticated and versatile digital video processing systems, which are required to acquire video content from a variety of sources and deliver it to the subscriber on a number of different devices in a number of different formats.

The Market Opportunity

Personalized video services, such as VOD, and the increasing amounts of high definition content, as well as an expanding amount of video transmitted over Internet connections, require more sophisticated video processing capabilities and greater bandwidth to the home in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to cellular telephones and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks, especially where video is received and processed, and in the “last mile” of the communications infrastructure where homes connect to the local network. The upgrade and extension of existing processing capabilities and distribution networks or the construction of completely new environments to facilitate the processing and delivery of high-speed broadband video, voice and data services requires substantial expenditure and often the replacement of significant portions of the existing infrastructure. As a result, service providers are seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, while minimizing the need to construct new networks for the distribution of video, voice and data content.

Competition and Deregulation

Competition for traditional service providers in the cable and satellite markets has intensified as offerings from non-traditional providers of video, such as telcos, on-line media companies and mobile operators, are beginning to attract customers. The economic success of existing and new service providers in this increasingly competitive environment will depend, to a large extent, on their ability to provide a broad range of offerings that package video, voice and data services for subscribers. These services all need to be delivered in a highly reliable manner with easy access to a service provider’s network. This increasingly competitive environment led to higher capital spending by many of the market participants in 2007 and 2008, in an effort to deploy attractive packages of services and to capture and retain high revenue-generating subscribers, although capital spending declined significantly in 2009 in response to the global economic slowdown. Similar competitive factors and the liberalization of regulatory regimes in foreign countries have led to the establishment abroad of new or expanded cable television networks, the launch of new DBS services and the entry of telephone companies into the business of providing video services. Pay-TV services have recently seen significant investments in emerging markets due to deregulation, consolidation of operators, and growing disposable incomes. Although we expect competition among our customers to remain vibrant and pay-TV services to continue to grow, we anticipate that capital spending by some of our domestic and international customers may remain weak in 2010, as a result of difficult global economic conditions and reduced access to credit.

Our Cable Market

To address increasing competition and demand for high-speed broadband services, cable operators have widely introduced digital video, voice and data services. By offering bundled packages of broadband services, cable operators seek to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams. More recently, cable operators have been introducing services which enable their subscribers to access programming for which they are authorized on computers and mobile devices. These services are intended to attract and retain subscribers who may otherwise choose to download and watch video programming from alternative providers on the Internet. Cable operators have upgraded their facilities and networks to offer digital video, which enables them to provide more channels and better picture quality than analog video, allowing them to better compete against the substantial penetration of DBS services. These upgrades to digital video also allow cable operators to offer HDTV and interactive services, such as VOD, on their digital platforms. Capital spending on upgrades includes investment in digital video equipment that can receive, process and distribute content from a variety of sources in increasingly complex facilities. For example, VOD services require video storage equipment and servers, systems to ingest, store and intelligently distribute increasing amounts of content, complemented by edge devices capable of routing, multiplexing and modulation for delivering signals to individual subscribers over a hybrid fiber-coax, or HFC, network. Many cable operators are now conducting trials of delivery of similar services to PCs and mobile devices. Additionally, the provision of HDTV channels requires deployment of high-definition encoders and significantly more available bandwidth than the equivalent number of standard definition channels. In order to provide more bandwidth for such services, operators are adopting bandwidth optimization techniques such as switched digital video, new standards such as Data Over Cable Service Interface Specification, or DOCSIS, 3.0, as well as making enhancements to their optical networks, including the segmentation of nodes and the extension of bandwidth from 750 MHz to up to 1 GHz.

Our Satellite Market

Over 100 satellite operators around the world have established digital television services that serve millions of subscribers. These services are capable of providing up to several hundred channels of high quality standard definition video as well as increasing numbers of high definition channels. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not allow two-way services, such as Internet access or VOD. As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, DBS providers are seeking to protect and expand their subscriber base in a number of ways. Domestic DBS operators have made local channels available in all major markets in standard definition format and offer local channels in high definition in most markets. Continuing advances in digital video compression technology allow DBS operators to cost-effectively add these new channels and to further expand their video entertainment offerings. Certain DBS operators have also entered into partnerships with, or have acquired, companies which provide terrestrial broadband services, thereby allowing them to introduce two-way services such as VOD and high-speed data which are delivered over the broadband connections. The new services, particularly HDTV, pose continuing bandwidth challenges and are expected to require ongoing capital expenditures for satellite capacity and other infrastructure by such operators. Like their cable competitors, DBS companies have made acquisitions or introduced technologies that allow their subscribers to access certain programming on PCs and mobile devices.

Our Telco Market

Telcos are also facing increasing competition and demand for high-speed residential broadband services as well as saturation of fixed-line and basic mobile services. Consequently, many telcos around the world have added video services as a competitive response to cable and satellite operators and as a potential source of revenue growth. However, the telcos’ legacy networks are not well equipped to offer video services. The bandwidth and distance limitations of the copper-based “last mile” present difficulties in providing multiple video services to widespread geographic areas. Multi-channel video, especially HDTV, delivered over DSL lines has significant bandwidth constraints, but the use of video compression technology at very low bit rates and improvements in DSL technology have allowed many operators to introduce competitive video services using the Internet Protocol (IPTV). A few operators, including Verizon, are building out fiber networks to homes, enabling the delivery of hundreds of video channels as well as very high data speed delivery of data. Because of increases in network capacity and the growing capabilities of “smart phones,” like Apple’s iPhone, many major telcos around the world now offer a variety of mobile video services to their subscribers.

Our Terrestrial Broadcast Markets

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

We believe that our acquisition of Scopus allows us to more effectively address the needs of network broadcasters and other programmers to transmit live programming of news and sports to their studios and to subsequently broadcast their content and to deliver their content to cable, satellite and telco operators for distribution to their subscribers.

Other Markets

We have begun to address video processing opportunities with a variety of video content owners and aggregators, some of whom distribute video via traditional television channels, others who distribute video over the Internet, and many who use both methods of distribution. Our acquisitions of Entone, Rhozet and Scopus have provided us with products and solutions that allow us to offer broader solutions and products to this group of customers, including the ability to process video content into appropriate formats and the ability to then deliver the content to distributors, or directly to consumers.

Current Industry Conditions

The telecommunications and media industries have seen considerable restructuring and consolidation in recent years. For example:

•	In 2009, Comcast announced its intention to purchase a controlling interest in NBC Universal.

•	In 2008, Liberty Media acquired a controlling stake in DIRECTV from News Corp., following the sale of DIRECTV by Hughes to News Corp. a few years previously.

•	In 2008, EchoStar Communications acquired Sling Media, a provider of technology allowing subscribers to watch their home market TV programming in remote locations.

•	In 2007, Time Warner Cable was spun out of Time Warner.

•	In 2007, AT&T acquired Bell South.

Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industry, capital spending plans, and our business for the foreseeable future.

The recent global economic slowdown led many of our customers to reduce capital expenditures for 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products during 2009. Many of our international customers, particularly those in emerging markets, were exposed to tight credit markets and depreciating currencies, further restricting their ability to invest to build out or upgrade their networks. Although we saw substantially higher orders for our products in the fourth quarter of 2009 than in any other quarter of 2009, we expect many of our customers to continue to expend capital cautiously during 2010.

PRODUCTS

Harmonic’s products generally fall into two principal categories: video processing solutions and edge and access products. We also provide technical support services to our customers worldwide. Our video processing solutions, which include network management software and application software products, provide broadband operators with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers. Many of our customers also use these products to organize, manage and distribute content in ways that maximizes use of the available bandwidth. Our edge products enable cable operators to deliver customized broadcast or narrowcast on-demand and data services to their subscribers. Our access products, which consist mainly of optical transmission products, node platforms and return path products, allow cable operators to deliver video, data and voice services over their distribution networks.

Video Processing Products

Broadcast encoders. We offer our Electra and Ion high performance encoders, which compress video, audio and data channels to low bit rates while maintaining high video quality. Our encoders are available in the standard and high definition formats in both MPEG-2 and the newer MPEG-4 AVC/H.264, or MPEG-4, video compression standards. The recently introduced Electra 8000 encoder supports all of these formats on the same hardware platform. Compliance with these widely adopted standards enables interoperability with products manufactured by other companies, such as set-top boxes and conditional access systems. Most of these encoders are used in real-time broadcasting applications, but they are also employed in conjunction with our software in encoding of video content and storage for later delivery as VOD.

Contribution and distribution encoders. Our Ellipse encoders provide broadcasters with video compression solutions for on-the-spot news gathering, live sports coverage and other remote events. These products enable our customers to deliver these feeds to their studios for further processing. Broadcasters and other operators, such as teleports, also use these encoders for delivery of their programming to their customers, typically cable, telco and DBS operators.

Stream processing and statistical multiplexing solutions. Our ProStream platform and other stream processing products offer our customers a variety of capabilities which enable them to manage and organize digital streams in a format best suited to their particular delivery requirements and subscriber offerings. Our multi-function ProStream 1000 addresses multiplexing, encryption, ad insertion and other advanced processing requirements of MPEG video streams and can be integrated with our DiviTrackIP statistical multiplexer which enhances the bandwidth efficiency of our encoders by allowing bandwidth to be dynamically allocated according to the complexity of the video content. DiviTrackIP also enables operators to combine inputs from different physical locations into a single multiplex.

Content management for multi-screen applications. Our MediaPrism solution provides operators with a suite of integrated content preparation tools to create high-quality on-demand content for a variety of applications. MediaPrism incorporates a number of Harmonic hardware and software elements, including CLEARCut storage encoding, our CarbonCoder software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications, and our ProStream 4000 multi-screen real-time transcoder. Our ProStream 8000 solution allows operators to present on-screen mosaics with several channels tiled within a single video stream. Our Armada and Streamliner products enable the intelligent management of an operator’s video-on-demand assets and the distribution of these assets to subscribers.

Decoders and descramblers. We provide our ProView integrated receivers-decoders to allow service providers to acquire content delivered from satellite and terrestrial broadcasters for distribution to their subscribers. These products are available in both standard and high definition formats. The ProStream 1000 can also be used as a bulk descrambler to enable operators to deliver up to 128 channels of video and efficiently descramble the content at small or remote headends.

Management and control software. Our NMX Digital Service Manager gives service providers the ability to control and visually monitor their digital video infrastructure at an aggregate level, rather than as just discrete pieces of hardware, thereby reducing their operational costs. Our NETWatch management system operates in broadband networks to capture measurement data and our software enables the broadband service operator to monitor and control the HFC transmission network from a master headend or remote locations. Our NMX Digital Service Manager and NETWatch software is designed to be integrated into larger network management systems through the use of simple network management protocol, or SNMP.

Edge and Access Products

Edge products. Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway, which integrates routing, multiplexing and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. The NSG is usually supplied with Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the HFC network. Originally developed for VOD applications, our most recent NSG product, the high-density, multi-function NSG 9000, may also be used in switched digital video and modular Cable Modem Termination Systems, or M-CMTS, applications as well as large-scale VOD deployments.

Optical transmitters and amplifiers. Our family of optical transmitters and amplifiers operates at various optical wavelengths and serves both long-haul and local transport applications in the cable distribution network. The PWRLink series provides optical transmission primarily at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing, or DWDM, system allows operators to expand the capacity of a single strand of fiber and also to provide narrowcast services directly from the headend to nodes. We recently introduced SupraLink, a transmitter which allows deeper deployment of optical nodes in the network and minimizes the significant capital and labor expense associated with deploying additional optical fiber.

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

Technical and support services

We provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking and compression technology to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services and support including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, integration and equipment installation, end-to-end system testing, and comprehensive training. We also provide maintenance and support services to most of our customers under service level agreements which are generally renewed on an annual basis.

CUSTOMERS

We sell our products to a variety of broadband communications companies. Set forth below is a representative list of our significant end user and integrator/distributor customers based on net sales during 2009.

United States	International

Cablevision Systems	Acetel
Charter Communications	Bell ExpressVu
Comcast	Capella Communications
Cox Communications	Impeq Technologies
DIRECTV	PUH Klonex
EchoStar	Nokia Siemens Networks
Insight Communications	Sky Perfect JSAT
MegaHertz	Star Software Technology
Time Warner Cable	Virgin Media

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership in the pay-TV service provider industry, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2009, 2008 and 2007 accounted for approximately 47%, 58% and 53% of net sales, respectively. In 2009, sales to Comcast accounted for 16% of net sales. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively.

Sales to customers outside of the U.S. in 2009, 2008 and 2007 represented 49%, 44%, and 44% of net sales, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future. In part because of the acquisition of Scopus, our international sales have increased in 2009 as a proportion of net sales. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in foreign currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, managing distributor relations and political and economic instability. Also, additional international markets may not develop and we may not receive future orders to supply our products in international markets at rates equal to or greater than those experienced in recent periods.

SALES AND MARKETING

In the U.S. we sell our products principally through our own direct sales force which is organized geographically and by major customers and markets to support customer requirements. We sell to international customers through our own direct sales force as well as through independent distributors and integrators. Our principal sales offices outside of the U.S. are located in Europe and Asia, and we have recently established an international support center in Switzerland to support our international customers. International distributors are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a highly trained technical staff, which includes application engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators. Technical support provides a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and distributors both in our facilities and on-site.

Our marketing organization develops strategies for product lines and market segments and, in conjunction with our sales force, identifies the evolving technical and application needs of customers so that our product development resources can be most effectively and efficiently deployed to meet anticipated product requirements. Our marketing organization is also responsible for setting price levels, demand forecasting and general support of the sales force, particularly at major accounts. We have many programs in place to heighten industry awareness of our products, including participation in technical conferences, publication of articles in industry journals and exhibitions at trade shows.

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

As a result of the acquisition of Scopus, we now own Scopus’ manufacturing operations in Israel. Previously, Scopus assembled and tested most of its products at this facility, from components and sub-assemblies manufactured by local and international suppliers. Since October 2009, most of the products previously manufactured by Scopus have been outsourced to a third party manufacturer located in Israel. Our ability to improve production efficiency with respect to Scopus’ business may be limited by the terms of research grants that Scopus received from the Office of the Chief Scientist, or OCS, an arm of the Israeli government. These grants restrict the transfer outside of Israel of intellectual property developed with funding from the OCS, and also limit the manufacturing outside of Israel of products containing such intellectual property. In addition, OCS also generally requires royalty payments with respect to products developed with OCS grants.

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

We do not generally maintain long-term agreements with any of our suppliers, although the agreement with Plexus was for an initial term of three years and has been renewed until October 2010. Managing our supplier relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position or cash flows.

INTELLECTUAL PROPERTY

We currently hold 44 issued U.S. patents and 18 issued foreign patents and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

BACKLOG

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months as well as deferred revenue which is expected to be recognized within the next twelve months. At December 31, 2009, backlog, including deferred revenue, was $85.7 million, compared to $74.0 million at December 31, 2008. The increase in backlog at December 31, 2009 from December 31, 2008 was due in part to an increase in orders received where product shipment had not been made and the timing of the completion of projects or acceptance of products. We believe that the global economic slowdown caused certain customers to reduce or delay capital spending plans in 2009 and that these conditions could persist well into 2010. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by cable, satellite and other operators or changes in specific customer requirements. In addition, due to weather-related seasonal factors and annual capital spending budget cycles at many major end users, our backlog at December 31, 2009, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for digital video systems and edge and access systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in each of these categories. Harmonic’s competitors in digital video solutions include vertically integrated system suppliers, such as Motorola, Cisco Systems, Ericsson and Technicolor, and in certain product lines, a number of smaller companies. In edge devices and fiber optic access products, competitors include corporations such as Motorola, Cisco Systems and Arris.

Consolidation in the industry has led to the acquisition of competitor companies such as Scientific-Atlanta, Tandberg Television and C-Cor by larger companies, such as Cisco Systems, Ericsson and Arris, respectively. Consequently, most of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets and are often more capable of engaging in price-based competition for sales of products. They often have broader product lines and market focus, and, therefore will not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position or cash flows.

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

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2009, 2008 and 2007 were $61.4 million, $54.5 million and $42.9 million, respectively. Our principal research and development activities are conducted in California, Israel and Hong Kong.

Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems in both software and hardware solutions that are, or expected to be, needed by, or desirable to, our customers. Our current research and development efforts are focused heavily on enhanced video compression and we also devote significant resources to stream processing solutions and stream management software. Other research and development efforts are devoted to edge devices for VOD, switched broadcast and M-CMTS, and broadband optical products that enable the transmission of video over fiber optic networks.

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

EMPLOYEES

As of December 31, 2009, we employed a total of 840 people, including 324 in research and development, 281 in sales, service and marketing, 125 in manufacturing operations and 110 in a general and administrative capacity. There were 460 employees in the U.S. and 380 employees in foreign countries located in the Middle East, Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. None of our employees is represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in the geographic areas where our primary operations are located remains strong, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract skilled personnel in the future.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the executive officers of Harmonic and their ages as of February 1, 2010:

Name	Age	Position

Patrick J. Harshman	45	President & Chief Executive Officer
Robin N. Dickson	62	Chief Financial Officer
Matthew Aden	54	Vice President, Worldwide Sales
Nimrod Ben-Natan	42	Vice President, Solutions and Strategy
Charles J. Bonasera	52	Vice President, Operations
Neven Haltmayer	45	Vice President, Research and Development

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

Robin N. Dickson joined Harmonic in 1992 as Chief Financial Officer. From 1989 to March 1992, Mr. Dickson was Corporate Controller of Vitelic Corporation, a semiconductor manufacturer. From 1976 to 1989, Mr. Dickson held various positions at Raychem Corporation, a materials science company, including regional financial officer of the Asia-Pacific Division of the International Group. Mr. Dickson holds a Bachelor of Laws from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland. Mr. Dickson recently announced his intention to retire from Harmonic during 2010 and is expected to continue in his current position until his replacement is hired and an appropriate transition period has elapsed.

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

On July 31, 2007, we completed the acquisition of Rhozet Corporation. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver traditional video programming over the Internet and to mobile devices, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content. The acquisition also opens up new customer opportunities for Harmonic with Rhozet’s customer base of broadcast content creators and online video service providers and is complementary to Harmonic’s VOD networking software business acquired in December 2006 from Entone Technologies Inc.

On March 12, 2009, we completed the acquisition of Scopus Video Networks, Ltd., a publicly traded company organized under the laws of Israel. Under the terms of the Agreement and Plan of Merger, Harmonic paid $5.62 per share in cash for all of the outstanding ordinary shares of Scopus, which represented an enterprise value of approximately $63 million, net of Scopus’ cash and short-term investments. The acquisition of Scopus is intended to strengthen Harmonic’s position in international video broadcast and contribution and distribution markets. Scopus provides complementary video processing technology, expanded research and development capability and additional sales and distribution channels, particularly in emerging markets.

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

The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the past. Recently, economic conditions in the countries in which we operate and sell products have been very weak, and global economic conditions and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries has slowed significantly or receded recently, and economic growth is expected by many to remain sluggish during 2010. The severity or length of time that these adverse economic and financial market conditions may persist is unknown. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

Further, we have a number of customers internationally to whom sales are denominated in U.S. dollars. Over the past two years, the value of the U.S. dollar has fluctuated significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the price of our products correspondingly increases for such customers. These factors could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If the U.S. dollar would weaken against many major currencies, there is no assurance that a weaker dollar will lead to growth in our sales. Financial difficulties among our customers could adversely affect our operating results and financial condition.

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

Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in 2009, 2008 and 2007 accounted for approximately 47%, 58% and 53% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to further expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006.

In the fiscal year 2009, sales to Comcast accounted for 16% of our net sales. In the fiscal year 2008, sales to Comcast and EchoStar accounted for 20% and 12%, respectively, of our net sales. The loss of Comcast, EchoStar or any other significant customer or any reduction in orders by Comcast, EchoStar or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.

In addition, historically, we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, including the telco market. Several major telcos have rebuilt or are upgrading their networks to offer bundled video, voice and data services. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments, including recent trials of mobile video services, are subject to delays in completion, as video processing technologies and video business models are relatively new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. Further, during challenging economic times, and in tight credit markets, many customers, including telcos, may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from telco customers and other markets, or that we can do so profitably, and any failure to increase revenues and profits from these customers could adversely affect our business.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing, including credit, for capital spending by our customers;

•	economic and financial conditions specific to the cable, satellite and telco industries;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the level and mix of international sales;

•	the amount and timing of sales to telcos, which are particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	our development of custom products and software;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the evaluation of new services, new standards and system architectures by many operators;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against certain of our deferred tax assets, and changes in state tax laws including apportionment, as a result of proposed amended tax rules related to the deferral of foreign earnings;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs, and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.

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

The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers competed aggressively for customers’ reduced capital spending, and we have experienced similar pressure during the current economic slowdown. Our competitors for edge and access products include corporations such as Cisco Systems, Motorola and Arris. In our video processing products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco Systems, Technicolor and Ericsson and, in certain product lines, with a number of smaller companies.

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

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our sales could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have recently begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly companies that offer products that are competitive with our digital video systems, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenues and decreased gross margins.

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

Future demand for our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, HDTV, IPTV, mobile video services, and very high-speed data services.

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

In 2006, Cablevision announced a plan to offer a network-based digital video recorder service to its customers. In order for Cablevision and other cable companies to deliver a network-based digital video recorder service broadly to their customers, they need to continue to enhance their networks and distribution capabilities by upgrading their video distribution hardware and software, which we believe will enhance the demand for our products and services.

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

Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in the countries in which we operate and sell products have been weak, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow or stopped in 2008, and slowed further or remained relatively flat in 2009 in the U.S. and internationally. The current global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008.

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

For these and other reasons, our sales cycles generally last three to nine months, but can last up to 12 months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. In this regard, our sales cycles with our current and potential satellite and telco customers are particularly unpredictable. Orders may include multiple elements, the timing of delivery of which may impact the timing of revenue recognition. Additionally, our sales arrangements may include testing and acceptance of new technologies. The timing of the completion of acceptance testing is difficult to predict and may impact the timing of revenue recognition. Quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders.

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

In addition, we must carefully manage the introduction of next generation products in order to balance potential inventory risks associated with excess quantities of older product lines and forecasts of customer demand for new products. For example, in the first quarter of 2009, we wrote down approximately $5.8 million of obsolete inventory for product discontinuances associated with the Scopus acquisition. Also, in 2007, we wrote down approximately $7.6 million of net obsolete and excess inventory, with a significant portion of the write-down being due to product transitions. There can be no assurance that we will be able to manage these product transitions in the future without incurring write-downs for excess inventory or having inadequate supplies of new products to meet customer expectations.

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

We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:

•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	difficulties in integrating acquired companies’ systems, controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	channel conflicts and disputes between distributors and other partners of us and the acquired companies;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are required to be expensed under recent accounting guidance on business combinations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	delays in realizing or failure to realize the benefits of an acquisition.

For example, the government grants that Scopus received for research and development expenditures limits its ability to manufacture products and transfer technologies outside of Israel, and if Scopus fails to satisfy specified conditions, it may be required to refund grants previously received together with interest and penalties and may be subject to criminal charges.

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

These financing activities or expenditures could harm our business, operating results and financial condition or the price of our common stock. Alternatively, due to difficulties in the capital and credit markets, we may be unable to secure capital on acceptable terms, or at all, to complete acquisitions.

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

Our recently completed acquisition of Scopus involved the integration of two companies that had previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process. While the integration process began in March 2009, when the Scopus acquisition was consummated, it has taken some time to substantially complete the integration. It is still possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies requires the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize benefits from the acquisition of Scopus. If we are unable to realize these benefits, our business and operating results may be adversely affected, and our stock price may decline.

We depend on our international sales and are subject to the risks associated with international operations, which may negatively affect our operating results.

Sales to customers outside of the U.S. in 2009, 2008 and 2007 represented 49%, 44% and 44% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:

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

When we completed the acquisition of Scopus in March 2009, Scopus was headquartered and had a substantial majority of its operations in Israel. This acquisition resulted in the addition of 221 employees based in Israel. In addition, we maintain a facility in Caesarea in Israel with a total of 84 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of December 31, 2009, we had a total of 229 employees based in Israel, or approximately 27% of our workforce.

Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and this influence has increased with the acquisition of Scopus. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli subcontractors, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and foreign employees or those of our subcontractors, or the loss of employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces and several have been called for active military duty in recent years. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected and significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. Terrorist attacks and hostilities within Israel, the hostilities between Israel and Hezbollah, and Israel and Hamas, the conflict between Hamas and Fatah, as well as tensions between Israel and Iran, have also heightened these risks. Current or future tensions in the Middle East may adversely affect our business and results of operations.

Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows.

We have evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such in 2008, we determined that a valuation allowance was no longer necessary for certain of our U.S. deferred tax assets because, based on the available evidence, we concluded that a realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets and recorded a valuation allowance on certain of our California deferred tax assets in the first quarter of 2009 as a result of our expectations of future usage of the California deferred tax assets. We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In the event that, in the future, we determine an additional valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination as a discrete item, and this could have a material and adverse impact on our results of operations for such period.

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

We are in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. However, the current administration has begun to put forward proposals that may, if enacted, limit the ability of U.S. companies to continue to defer U.S. income taxes on foreign income. In addition, recent statements from the IRS have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

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

The recent negative conditions in the global credit and financial markets have had an adverse impact on the liquidity of certain investments. In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.

As of December 31, 2008, we held approximately $10.7 million of auction rate securities, or ARSs, which were invested in preferred securities in closed-end mutual funds. The recent negative conditions in the credit markets restricted our ability to liquidate holdings of ARSs because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. During 2008, we were able to sell $24.1 million of ARSs through successful auctions and redemptions. The remaining balance of $10.7 million in ARSs that we held at December 31, 2008 was sold at par plus interest in February 2009.

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

During 2008, we recorded an impairment charge of $0.8 million relating to an investment in an unsecured debt instrument of Lehman Brothers Holdings, Inc. We believe that our investment securities are carried at fair value. However, over time the economic and market environment may provide additional insight regarding the fair value of certain securities which could change our judgment regarding impairment. This could result in unrealized or realized losses relating to other than temporary declines being charged against future income. Given the current market conditions involved, there is continuing risk that further declines in fair value may occur and additional impairments may be charged to income in future periods.

In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, Mr. Dickson, our Chief Financial Officer, recently announced his intention to retire from Harmonic during 2010 and is expected to continue in his current position until his replacement is hired and an appropriate transition period has elapsed. We cannot assure you that changes of management personnel would not cause disruption to our operations or customer relationships, or a decline in our financial results.

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

Since our inception, we have used equity compensation, including stock options, restricted stock units and employee stock purchase plan awards, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board, or FASB, issued guidance that requires us to record a charge to earnings for employee stock options, restricted stock unit grants and employee stock purchase plan awards for all periods from January 1, 2006. This guidance has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For 2009, stock-based compensation expense recognized under this guidance was $10.6 million, which consisted of stock-based compensation expense related to restricted stock units, stock options and employee stock purchases plan awards.

In addition, regulations implemented by the NASDAQ Stock Market requiring stockholder approval for all equity incentive plans could make it more difficult for us to grant options or restricted stock units to employees in the future. To the extent that new accounting guidance make it more difficult or expensive to grant options or restricted stock units to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We are exposed to additional costs and risks associated with complying with increasing regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2009, our internal control over financial reporting was effective, and our independent registered public accounting firm has attested that our internal control over financial reporting was effective in all material respects as of December 31, 2009, we cannot predict the outcome of our testing and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified attestation as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

We have generated substantial operating losses since we began operations in June 1988. We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As of December 31, 2009 we had an accumulated deficit of

$1.9 billion. These losses, among other things, have had and may have an adverse effect on our stockholders’ equity and working capital.

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

If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. Also, in previous years, in response to lower sales and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net sales would be adversely affected and we may lose business.

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

Difficulties in managing relationships with current contract manufacturers, particularly Plexus, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business, operating results, financial position or cash flows. In this regard, our gross margins and operating results in the past were adversely affected by significant excess and obsolete inventory charges.

Cessation of the development and production of video encoding chips by C-Cube’s spun-off semiconductor business may adversely impact us.

Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, we have entered into a contractual relationship with the spun-off semiconductor business of C-Cube, under which we have access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2010, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor, and the agreement provides us with access to certain of the spun-off semiconductor business technologies and products was assigned to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.

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

The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 18 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet. In addition, upon the closing of the acquisition of Scopus, we added 221 employees on March 12, 2009, most of whom are based in Israel. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.

We are subject to various laws and regulations related to the environment and potential climate change that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change, including those governing the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs and fines, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. The ultimate costs under these laws and the timing of these costs are difficult to predict.

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

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Harmonic and LSI Logic, which acquired C-Cube’s spun off semiconductor business in June 2001 and assumed its obligations, reached a settlement agreement in the second quarter of 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. As a result, the full amount of the estimated obligations was transferred to LSI Logic in the second quarter of 2009. To the extent that these obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.

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

On July 3, 2003, Stanford University and Litton Systems (now Northrop Grumman Guidance and Electronics Company, Inc.) filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on October 6, 2008, the judge ordered the parties to mediation. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provided that in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) released Harmonic from any liability for making, using, or selling any Harmonic products that may have infringed on such patents. Harmonic paid the settlement amount in January 2009.

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

In addition to the litigation discussed elsewhere in this Annual Report on Form 10-K, we may be subject to claims arising in the normal course of business. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant costs. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.

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

The leases on the buildings at our main campus in Sunnyvale, California expire in September 2010, and we may incur costs and experience delays in connection with moving to new facilities.

Our corporate headquarters and most of our U.S. operations are housed in two leased buildings in Sunnyvale. These leases expire in September 2010. Consequently, we recently entered into a lease to occupy a building close to our existing facilities. We are currently making plans to move to the new facility prior to the expiration of our current lease. The new facility requires substantial improvements and outfitting in order to be suitable for our occupancy. If construction is delayed, or if occupancy permits are not granted in time, we may not be able to move prior to the expiration of our current lease. If for any reason we are required to extend our current lease on a short-term basis, we could incur additional rent expenses and other costs. Additionally, we expect to incur moving costs and may also experience significant potential disruption to our business activities at the time of moving to a new facility.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our facilities are leased, including our principal operations and corporate headquarters in Sunnyvale, California. We also have research and development centers in New York and New Jersey, several sales offices in the U.S., sales and support centers in Europe and Asia, and research and development centers in Israel and Hong Kong. Our leases, which expire at various dates through December 2019, are for approximately 657,000 square feet of space. We recently entered into a lease to relocate our corporate headquarters to San Jose, California. This new lease has a term of ten years and is for approximately 188,000 square feet of space, which will house our manufacturing, research and development and corporate headquarters functions. We believe that these facilities that we currently occupy or intend to occupy are adequate for our current needs and that suitable additional space will be available as needed to accommodate the foreseeable expansion of our operations.

In the U.S., of the 338,000 square feet under lease for our current headquarters, approximately 178,000 square feet is in excess of our requirements and we no longer occupy, do not intend to occupy, or have subleased the excess square footage. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001, 2002, 2006, 2007 and 2008. In the third quarter of 2006 we completed the facilities rationalization plan of our Sunnyvale campus which resulted in more efficient use of our leased space and we vacated several buildings and recorded a net charge of $2.1 million for excess facilities. In the third quarter of 2007 we extended a sublease for the remaining term of a lease which resulted in a $1.8 million reduction to the excess facilities liability. In 2007 we recorded a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building, and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited. In 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $1.4 million from a revised estimate of expected sublease income for buildings located in Sunnyvale and the United Kingdom. In the second quarter of 2009, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.3 million from the closure of the Scopus New Jersey office. The Sunnyvale leases terminate in September 2010, the leases for facilities in the United Kingdom terminate in October 2010 and the estimated liability is net of any estimated sublease income relating to these three locations as of December 31, 2009.

Item 3. Legal Proceedings

SHAREHOLDER LITIGATION

On May 15, 2003, a derivative action purporting to be on our behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Exchange Act. The complaint in the securities class action litigation also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On March 20, 2009, the Court hearing the derivative action granted final approval of a settlement in connection with the matter, which settlement released Harmonic’s officers and directors from all claims brought in the derivative lawsuit, and the Company paid $550,000 for the plaintiff’s attorneys’ fees.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market information: Harmonic’s common stock is traded on the NASDAQ Global Market under the symbol HLIT, and has been listed on NASDAQ since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Global Market:

	High	Low

2008
First quarter	$11.35	$7.40
Second quarter	10.60	7.43
Third quarter	9.78	7.42
Fourth quarter	8.89	3.76
2009
First quarter	$7.00	$4.46
Second quarter	7.85	5.07
Third quarter	7.07	5.24
Fourth quarter	6.84	4.77

Holders of record: At February 18, 2010 there were 396 stockholders of record of Harmonic’s Common Stock.

Dividends: Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of dividends.

Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K will be set forth in the 2010 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Sales of unregistered securities: Not applicable.

(b)	Use of proceeds: Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers: During the three months ended December 31, 2009, Harmonic did not, nor did any of its affiliated entities, repurchase any of Harmonic’s equity securities.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecom Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2004 and ending on December 31, 2009. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecom Index on December 31, 2004, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Harmonic Inc.	100.00	58.15	87.17	125.66	67.27	75.90
NASDAQ Telecom Index	100.00	91.66	119.67	132.55	77.09	107.17
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

Item 6. Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data
Net sales	$319,566	$364,963	$311,204	$247,684	$257,378
Gross profit(1)	134,360	177,533	134,075	101,446	93,948
Income (loss) from operations(1)(2)	(12,035)	39,305	19,258	(3,722)	(7,044)
Net income (loss)(1)	(24,139)	63,992	23,421	1,007	(5,731)
Basic net income (loss) per share	(0.25)	0.68	0.29	0.01	(0.08)
Diluted net income (loss) per share	(0.25)	0.67	0.28	0.01	(0.08)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$271,070	$327,163	$269,260	$92,371	$110,828
Working capital	325,185	375,131	283,276	97,398	117,353
Total assets	572,034	564,363	475,779	281,962	226,297
Long term debt, including current portion	—	—	—	460	1,272
Long-term financing liability	6,908	—	—	—	—
Stockholders’ equity	407,473	414,317	334,413	145,134	112,982

1.	The 2009 loss from operations and net loss included a charge of $3.4 million for acquisition costs related to the Scopus acquisition completed in March 2009. In addition, the 2009 loss from operations and net loss included approximately $8.3 million of restructuring charges related to the Scopus acquisition. These charges included approximately $6.3 million in cost of sales primarily related to provisions for excess and obsolete inventories of $5.8 million and $0.5 million for severance and other expenses. Charges of approximately $2.0 million were recorded in operating expenses related to the Scopus acquisition consisting primarily of severance costs.

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

2.	Income (loss) from operations for 2009, 2008, 2007, 2006 and 2005 included amortization and impairment expenses of intangible assets of $11.9 million, $6.1 million, $5.3 million, $2.2 million and $2.6 million, respectively. In 2006 an impairment charge of $1.0 million was recorded to write-off the remaining balance of the intangibles from the BTL acquisition.

3.	On January 1, 2006, we adopted revised accounting guidance for share-based payments, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and awards related to our Employee Stock Purchase Plan based upon the grant-date fair value of those awards.

4.	On January 1, 2007, we adopted revised accounting guidance for accounting for uncertainty in income taxes. The effect of adopting this revised accounting guidance was an increase in the Company’s accumulated deficit of $2.1 million for interest and penalties related to unrecognized tax benefits that existed at January 1, 2007.

5.	On December 8, 2006, we acquired Entone Technologies, Inc. for a purchase price of $48.9 million. Entone markets a software solution which facilitates the provisioning of personalized video services, including video-on-demand, network personal video recording, time-shifted television and targeted advertisement insertion. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

6.	On July 31, 2007, we acquired Rhozet Corporation for a purchase price of $16.2 million. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast solutions. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

7.	On March 12, 2009, we acquired Scopus Video Networks for a purchase price of $63.1 million, net of cash received. Scopus engages in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products include integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, Scopus markets multiplexers, network management systems (“NMS”), and other ancillary technology to its customers. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

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

Harmonic’s net sales decreased by 12% in 2009 from 2008. The decrease in sales in 2009 compared to 2008 was primarily due to weaker demand from our domestic cable and satellite customers, and our European cable customers, for edge products and solutions primarily related to VOD, switched digital video, modular Cable Modem Termination System, or M-CMTS deployments, and HDTV. We experienced a lower gross margin percentage in 2009 compared to 2008 primarily due to manufacturing costs associated with the Scopus operations, lower gross margins on sales of edge and access products due to competitive pricing pressures and the deployment of our new Octal platform, which platform carries lower initial gross margins than our average gross margins, and increased amortization of intangibles expense. Our operating results in 2009 included a charge of $3.4 million for acquisition costs associated with the Scopus acquisition.

Harmonic’s net sales increased by 17% in 2008 from 2007. The increase in sales in 2008 compared to 2007 was primarily due to stronger demand from our domestic and international satellite operators and our domestic cable operators, and sales of our recently introduced products. We also experienced an improved gross margin percentage in 2008 compared to 2007 primarily due to higher gross margins from new products and an increase in the proportion of net sales from software, which has higher margins than our hardware products. Our operating results in 2008 included a charge of $5.0 million for the settlement of a patent litigation lawsuit. We also recognized a benefit from income taxes of $18.0 million resulting from the use of net operating loss carryforwards and the release of the substantial majority of our income tax valuation allowance.

Adverse economic conditions in markets in which we operate and into which we sell our products can harm our business. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, rapid changes in foreign exchange rates, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow during 2008, and slowed further in 2009 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. For example, we believe that the recent global economic slowdown caused certain customers to reduce or delay capital spending plans in the fourth quarter of 2008 and most of 2009, and expect that these conditions could persist well into 2010. In addition, during challenging economic times, we are likely to experience increased price-based competition from our competitors, which may result in lost sales or force us to reduce the prices of our products, which would reduce our revenues and could adversely affect our gross margin.

Historically, a majority of our net sales have been to relatively few customers, due in part to the consolidation of ownership of cable television and direct broadcast satellite systems. We expect this customer concentration to continue for the foreseeable future. In 2009, sales to Comcast accounted for 16% of net sales. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively.

Sales to customers outside of the U.S. in 2009, 2008, and 2007 represented 49%, 44%, and 44% of net sales, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7%, 6% and 7% of net sales in 2009, 2008 and 2007, respectively. We expect international sales to continue to account for a substantial portion of our net sales for the foreseeable future, and expect that, partially as a result of the acquisition of Scopus, our international sales may increase.

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

On March 12, 2009, Harmonic completed its acquisition of Scopus Video Networks Ltd., a publicly traded company organized under the laws of Israel, pursuant to the terms of the Agreement and Plan of Merger dated December 22, 2008. Under the terms of the Agreement and Plan of Merger, Harmonic paid $5.62 per share in cash for all of the outstanding ordinary shares of Scopus, which represents an enterprise value of approximately $63.1 million, net of Scopus’ cash and short-term investments. The acquisition of Scopus was intended to extend Harmonic’s worldwide customer base and strengthen its market and technology leadership, particularly in video broadcast in international markets, and the contribution and distribution markets.

On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, pursuant to the terms of the Agreement and Plan of Merger, or Rhozet Agreement, dated July 25, 2007. Under the Rhozet Agreement, Harmonic paid or will pay an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, 1,105,656 shares of Harmonic’s common stock in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash which was paid in the first quarter of 2008, as provided in the Rhozet Agreement, to the holders of outstanding options to acquire Rhozet common stock. In addition, in connection with the acquisition, Harmonic incurred approximately $0.7 million in transaction costs. Pursuant to the Rhozet Agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, was held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders pursuant to the terms of the Rhozet Agreement, and all holdback amounts were released during 2009.

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

During the second quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building. The lease for such building terminates in September 2010 and the estimated liability is net of estimated sublease income. During the third quarter of 2008, we recorded a charge in selling, general and administrative expenses for excess facilities of $0.2 million from a revised estimate of expected sublease income of two buildings in the United Kingdom. The leases for these buildings terminate in October 2010 and the estimated liability is net of estimated sublease income.

In the first quarter of 2009, the Company recorded a total of $7.4 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of sales, primarily consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees.

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

We are in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to sell our existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these changes and an expanding customer base internationally, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 1 of Notes to Consolidated Financial Statements for details of Harmonic’s accounting policies. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements are set forth below:

•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes; and

•	Stock-based compensation.

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

We generally use contracts and customer purchase orders to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We evaluate our products to assess whether software is more-than-incidental to a product. When we conclude that software is more-than-incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements are recognized in accordance with applicable accounting guidance. Significant judgment may be required in determining whether a product is a software or hardware product.

Revenue from hardware product sales is recognized in accordance with the applicable accounting guidance on revenue recognition. Subject to other revenue recognition provisions, revenue on product sales is recognized when risk of loss and title has transferred, which is generally upon shipment or delivery, based on the terms of the arrangement. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Distributors and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from distributors and system integrators. However such returns typically occur in instances where the system integrator has designed a component into a project for the end user but the integrator requests to return product that does not meet the specific project’s functional requirements. Such returns are made solely at the discretion of the Company, as our agreements with distributors and system integrators do not provide for return rights. We have had extensive experience monitoring product returns from our distributors and accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with applicable accounting guidance. With respect to these sales, we evaluate the terms of sale and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred.

When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on the applicable accounting guidance for revenue arrangements with multiple deliverables. If the undelivered elements qualify as separate units of accounting based on the applicable accounting guidance, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. We establish fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, when applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on the applicable accounting guidance for non-software deliverables in an arrangement containing more-than-incidental software. In accordance with the applicable accounting guidance, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence, or VSOE, of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue until all elements, except post contract support, have been delivered. When post contract support remains the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

We also enter into solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products. These arrangements typically include the configuration of system interfaces between Harmonic product and customer/third party equipment, and optimization of the overall solution to operate with the unique features of the customer’s design and to meet customer-specific performance requirements. Revenue on these arrangements is generally recognized using the percentage of completion method in accordance with applicable accounting guidance for accounting for performance of construction/production contracts. We measure performance under the percentage of completion method using the efforts-expended method based on current estimates of labor hours to complete the project. Management believes that for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Deferred revenue includes billings in excess of revenue recognized, net of deferred costs of sales. Our application of percentage-of-completion accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected. During the years ended December 31, 2009 and 2008, we recorded losses of approximately $0.3 million and $0.4 million, respectively, related to loss contracts.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position and cash flows could be adversely affected. At December 31, 2009, our allowances for doubtful accounts, returns and discounts totaled $5.2 million.

Valuation of Inventories

Harmonic states inventories at the lower of cost or market. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Impairment of Goodwill or Long-lived Assets

We perform an evaluation of the carrying value of goodwill on an annual basis in the fourth quarter and long-lived assets, such as intangibles, whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of goodwill on the basis of market capitalization adjusted for a control premium and, if necessary, discounted cash flows on a Company level, which is the sole reporting unit. We evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. For example, changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. There can be no assurance that future impairment tests will not result in a charge to earnings. At December 31, 2009, our carrying values for goodwill and intangible assets totaled $64.0 million and $25.3 million, respectively.

Restructuring Costs and Accruals for Excess Facilities

For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when it committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected cash payments reduced by any sublease rental income for each excess facility. In the event that Harmonic is unable to achieve expected levels of sublease rental income, it will need to revise its estimate of the liability which could materially impact our operating results, financial position or cash flows. For restructuring activities initiated after December 31, 2002, Harmonic adopted revised accounting guidance, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. At December 31, 2009, our accrual for excess facilities totaled $5.3 million.

Assessment of the Probability of the Outcome of Current Litigation

Harmonic records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on an agreement entered into on January 15, 2009 to settle its outstanding patent infringement litigation, Harmonic believed that a probable and estimable liability had been incurred, and, accordingly, recorded a provision for $5.0 million in its statement of operations for the year ended December 31, 2008. Based on a preliminary agreement to settle its outstanding securities litigation, Harmonic believed that a probable and estimable liability had been incurred, and, accordingly, recorded a provision for $6.4 million in its statement of operations for the year ended December 31, 2007. In other pending litigation, Harmonic believes that it either has meritorious defenses with respect to those actions and claims or is unable to predict the impact of an adverse action and, accordingly, no loss contingencies have been accrued. There can be no assurance, however, that we will prevail. An unfavorable outcome of legal proceedings could have a material adverse effect on our business, financial position, operating results or cash flows.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected. During the year ended December 31, 2008, a full release of the valuation allowance against our net deferred tax assets in the United States and certain foreign jurisdictions, based on our judgment that it is more-likely-than-not that our deferred tax assets in the United States and certain foreign jurisdictions will be recovered from future taxable income, resulted in a benefit from income taxes of $53.5 million recorded in our Consolidated Statements of Operations and a $3.3 million reduction in goodwill.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We adopted the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes as of the beginning of 2007. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. The applicable accounting guidance requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves as well as the related interest and penalties, in light of changing facts and circumstances. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. The changes in estimate could have a material impact on our financial position and operating results. In addition, settlement of any particular position could have a material and adverse effect on our cash flows and financial position.

Stock-based Compensation

Harmonic measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized under applicable accounting guidance on share-based payments for the years ended December 31, 2009, 2008 and 2007 was $10.6 million, $7.8 million and $6.2 million, respectively.

Applicable accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date estimated fair value and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date estimated fair value in accordance with the applicable accounting guidance. As stock-based compensation expense recognized in our results for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Applicable accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock options is estimated at grant date using the Black-Scholes option pricing model. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of each restricted stock unit grant is based on the underlying value of the Company’s common stock on the date of grant.

RESULTS OF OPERATIONS

Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2009, 2008, and 2007 as a percentage of net sales, are as follows:

	Fiscal Year Ended December 31,
	2009	2008	2007

Net sales	100%	100%	100%
Cost of sales	58	51	57

Gross profit	42	49	43
Operating expenses:
Research and development	19	15	14
Selling, general and administrative	26	23	23
Write-off of acquired in-process technology	—	—	—
Amortization of intangibles	1	—	—

Total operating expenses	46	38	37

Income (loss) from operations	(4)	11	6
Interest and other income, net	1	2	2

Income (loss) before income taxes	(3)	13	8
Provision for (benefit from) income taxes	5	(5)	1

Net income (loss)	(8)%	18%	7%

Net Sales

Net Sales— Consolidated

Harmonic’s consolidated net sales for each of the three years ended December 31, 2009, 2008 and 2007, are presented in the table below. Also presented is the related dollar and percentage change in consolidated net sales as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Product Sales Data:
Video Processing	$135,034	$137,390	$134,744
Edge and Access	117,355	165,246	125,270
Service and Support	39,557	33,832	28,023
Software and Other	27,620	28,495	23,167

Net sales	$319,566	$364,963	$311,204
Video Processing increase (decrease)	$(2,356)	$2,646
Edge and Access increase (decrease)	(47,891)	39,976
Service and Support increase	5,725	5,809
Software and Other increase (decrease)	(875)	5,328

Total increase (decrease)	$(45,397)	$53,759
Video Processing percent change	(1.7)%	2.0%
Edge and Access percent change	(29.0)%	31.9%
Service and Support percent change	16.9%	20.7%
Software and Other percent change	(3.1)%	23.0%
Total percent change	(12.4)%	17.3%

Net sales decreased in 2009 compared to 2008 principally due to weaker demand from domestic satellite operators and cable operators for their VOD and HDTV deployments and a decrease in sales to customers internationally. The sales of products of the video processing product line were lower in 2009 compared to 2008 primarily due to lower purchases of our products from domestic cable and satellite customers and our European cable customers. The decrease in sales of products of the edge and access product lines in 2009 compared to 2008 was primarily due to a decrease of approximately $33.6 million in sales of our NSG edge QAM devices for VOD, switched digital and CMTS deployments by domestic and international cable operators. The sales of service and support were higher in 2009 compared to 2008 primarily from support revenue, consisting of maintenance agreements, system integration and customer repairs, principally due to an increased customer base.

Net sales increased in 2008 compared to 2007 principally due to stronger demand from domestic satellite operators and cable operators for their VOD and HDTV deployments, and an increase in sales to new customers internationally. The sales of products of the video processing product line were higher in 2008 compared to 2007 primarily due to increased purchases of our products from domestic satellite customers. The increase in sales of products of the edge and access product lines in 2008 compared to 2007 was primarily due to an increase of approximately $65.7 million in sales of the Company’s NSG edge QAM devices for VOD, switched digital and CMTS deployments by cable operators. The sales of software, support and other products was higher in 2008 compared to 2007 primarily from software sales of new products and support revenue, consisting of maintenance agreements, system integration and customer repairs, principally due to an increased customer base.

Net Sales— Geographic

Harmonic’s domestic and international net sales as compared with the prior year, for each of the three years ended December 31, 2009, 2008 and 2007, are presented in the table below. Also presented is the related dollar and percentage change in domestic and international net sales as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Geographic Sales Data:
U.S.	$162,023	$205,163	$175,257
International	157,543	159,800	135,947

Net sales	$319,566	$364,963	$311,204
U.S. increase (decrease)	$(43,140)	$29,906
International increase (decrease)	(2,257)	23,853

Total increase (decrease)	$(45,397)	$53,759
U.S. percent change	(21.0)%	17.1%
International percent change	(1.4)%	17.5%
Total percent change	(12.4)%	17.3%

Net sales in the U.S. decreased in 2009 compared to 2008 primarily due to weaker demand for our products from our domestic satellite and cable operators for VOD and HDTV deployments. International sales in 2009 decreased compared to 2008 primarily due to weaker demand from cable operators, particularly in the European markets although they increased in the Asian markets, partly as a result of our sales of Scopus products following the completion of our acquisition of Scopus in March 2009. We expect that international sales will continue to account for a substantial portion of our net sales for the foreseeable future, and expect that, with the completion of the acquisition of Scopus, our international sales may increase.

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

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of consolidated net sales, for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in gross profit as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Gross profit	$134,360	$177,533	$134,075
As a % of net sales	42.0%	48.6%	43.1%
Increase (decrease)	$(43,173)	$43,458
Percent change	(24.3)%	32.4%

The decrease in product gross profit in 2009 compared to 2008 was primarily due to lower sales of $45.4 million, lower gross margins on sales of edge and access products due to competitive pricing pressures and the deployment of our new Octal platform, which platform carries lower initial gross margins than our average gross margins, provisions totaling $6.3 million for excess and obsolete inventories associated with the discontinuance of certain Scopus product lines, the incurrence of manufacturing overhead costs of $3.5 million associated with the Scopus operations and an increase of $2.5 million from amortization of intangibles expense. The gross margin percentage of 42.0% in 2009 compared to 48.6% in 2008 was lower primarily due to lower gross margins on sales of edge and access products, increased provisions for excess and obsolete inventories primarily related to the Scopus acquisition, the incurrence of manufacturing overhead costs associated with the Scopus operations, and increased amortization of intangible assets expense. In 2009, $8.0 million related to amortization of intangibles expense was included in cost of sales compared to $5.5 million in 2008. We expect to record a total of approximately $8.1 million in amortization of intangibles expense in cost of sales in 2010 related to acquisitions of Entone, Rhozet and Scopus.

The increase in gross profit in 2008 compared to 2007 was primarily due to increased sales, partially offset by an increase of $0.8 million in amortization of intangibles expense. The gross margin percentage of 48.6% in 2008 compared to 43.1% in 2007 was higher primarily due to higher gross margins on sales of recently introduced products, increased sales of software products, which have higher margins than hardware products, and lower expense associated with excess and obsolete inventories of $5.1 million, partially offset by increased expense from shipping costs of $1.0 million, warranty expense of $0.8 million and amortization of intangibles of $0.8 million. In 2008, $5.5 million of expense related to amortization of intangibles was included in cost of sales compared to $4.7 million in 2007.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of consolidated net sales for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in research and development expense as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Research and development	$61,435	$54,471	$42,902
As a % of net sales	19.2%	14.9%	13.8%

Increase	$6,964	$11,569
Percent change	12.8%	27.0%

The increase in research and development expense in 2009 compared to 2008 was primarily the result of increased compensation expense of $4.4 million, increased stock-based compensation expense of $1.0 million, increased depreciation expense of $0.8 million and increased consulting and outside services expense of $0.6 million. The increased compensation costs in 2009 were primarily due to increased headcount, which was primarily related to the additional personnel that we hired as a result of the acquisition of Scopus in March 2009, and increased payroll taxes. The increased stock-based compensation expense and depreciation expense were also primarily due to the acquisition of Scopus.

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

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Selling, general and administrative	$81,138	$83,118	$70,690
As a % of net sales	25.4%	22.8%	22.7%
Increase (decrease)	$(1,980)	$12,428
Percent change	(2.4)%	17.6%

The decrease in selling, general and administrative expense in 2009 compared to 2008 was primarily due to lower litigation settlement expenses of $5.0 million, lower bad debt expenses of $1.6 million, lower legal expenses of $1.6 million, lower excess facilities charges of $1.3 million, lower consulting expense of $0.5 million and lower depreciation expense of $0.5 million, which were partially offset by higher acquisition costs of $3.4 million associated with the Scopus acquisition, higher compensation expenses of $2.0 million, higher information technology expense of $1.8 million and higher stock-based compensation expense of $1.4 million. The higher compensation expense was primarily related to increased headcount which was primarily related to the additional personnel that we hired as a result of the acquisition of Scopus in March 2009, which was partially offset by lower incentive compensation. The increased information technology expense was primarily due to the implementation and maintenance of enterprise software systems in the sales and marketing areas. The increased stock-based compensation expense was also primarily due to the acquisition of Scopus.

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

Amortization of Intangibles

Harmonic’s amortization of intangibles expense charged to operating expenses, and the amortization of intangibles expense as a percentage of consolidated net sales, for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Amortization of intangibles	$3,822	$639	$525
As a % of net sales	1.2%	0.2%	0.2%
Increase	$3,183	$114
Percent change	498.1%	21.7%

The increase in amortization of intangibles expense in 2009 compared to 2008 was due to the amortization of intangibles related to the acquisition of Scopus in March 2009. Harmonic expects to record a total of approximately $2.1 million in amortization of intangibles expense in operating expenses in 2010 related to the intangible assets resulting from the acquisitions of Entone, Rhozet and Scopus. In addition, additional amortization of intangibles expense in cost of sales is expected following the completion of the in-process research and development projects of Scopus.

The increase in amortization of intangibles expense in 2008 compared to 2007 was due to the amortization of intangibles related to the acquisition of Rhozet in July 2007.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net as a percentage of consolidated net sales, for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in interest income, net as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Interest income, net	$3,181	$9,216	$6,117
As a % of net sales	1.0%	2.5%	2.0%
Increase (decrease)	$(6,035)	$3,099
Percent change	(65.5)%	50.7%

The decrease in interest income, net in 2009 compared to 2008 was primarily due to a lower investment portfolio balance during the year and lower interest rates on the cash and short-term investments portfolio.

The increase in interest income, net in 2008 compared to 2007 was primarily due to a higher investment portfolio balance during the year, which was partially offset by lower interest rates on the cash and short-term investments portfolio.

Other Income (Expense), Net

Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net sales, for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in interest and other income (expense), net, as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Other income (expense), net	$(881)	$(2,552)	$146
As a % of net sales	(0.3)%	(0.7)%	—%
Decrease	$(1,671)	$(2,698)
Percent change	(65.5)%	(1,847.9)%

The decrease in other expense, net, in 2009 compared to 2008 was primarily due to lower losses on investments of $0.9 million and lower foreign exchange losses on accounts receivable balances.

The increase in other expense, net, in 2008 compared to 2007 was primarily due to higher foreign exchange losses on intercompany balances of $0.9 million, an impairment charge on a short-term investment of $0.8 million and higher indirect taxes.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of consolidated net sales, for each of the three years ended December 31, 2009, 2008, and 2007 are presented in the table below. Also presented is the related dollar and percentage change in provision for (benefit from) for income taxes as compared with the prior year, for each of the two years ended December 31, 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages)

Provision for (benefit from) income taxes	$14,404	$(18,023)	$2,100
As a % of net sales	4.5%	(4.9)%	0.7%
Increase (decrease)	$32,427	$(20,123)
Percent change	179.9%	(958.2)%

For the year ended December 31, 2009, our effective tax rate on the pre-tax loss was 148.0% compared to a tax rate benefit on the pre-tax income of 39.2% for 2008. The difference between the underlying effective tax rate for the year ended December 31, 2009 and the federal statutory rate of 35% is primarily attributable to charges due to the unbenefitted foreign losses, non-deductible stock-based compensation expense, accrued interest for certain unrecognized tax benefits, and the recording of a valuation allowance against a portion of our California tax credits. More specifically, new California tax legislation enacted on February 20, 2009, provides for the election of a single sales approportionment formula beginning in 2011. The Company anticipates it will elect the single sales approportionment method. The use of this approportionment method reduces the amount of expected future state taxable income which required the Company to record a valuation allowance against a portion of its California tax credits.

For the year ended December 31, 2008, our tax rate benefit was 39.2% compared to a tax provision of 4.6% for 2007. The difference between the underlying effective tax rate for the year ended December 31, 2008 and the federal statutory rate of 35% is primarily attributable to charges due to the differential in foreign tax rates as well as non-deductible stock-based compensation expense, offset by benefits due to the utilization of net operating loss carryforwards, and the release of the valuation allowance. In 2008, we determined that a valuation allowance was no longer necessary for certain U.S. and foreign deferred tax assets because, based on the available evidence, we concluded that realization of these net deferred tax assets was more likely than not.

Segments

Effective January 1, 2006, Harmonic implemented a new organizational structure, and we have operated as a single operating segment and reported our financial results as a single segment since that time. See Note 15 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash, cash equivalents and short-term investments	$271,070	$327,163	$269,260
Net cash provided by operating activities	$11,088	$60,127	$35,145
Net cash used in investing activities	$(42,912)	$(17,952)	$(92,391)
Net cash provided by financing activities	$4,243	$8,463	$152,875

As of December 31, 2009, cash, cash equivalents and short-term investments totaled $271.1 million, compared to $327.2 million as of December 31, 2008. Cash provided by operations was $11.1 million in 2009, resulting from a net loss of $24.1 million, adjusted for $45.7 million in non-cash charges and a $10.5 million use of cash associated with the net change in assets and liabilities. The non-cash charges included deferred income taxes, amortization of intangible assets, stock-based compensation, depreciation, accretion of investments and loss on disposal of fixed assets. The net change in assets and liabilities included decreases in accrued and other liabilities and accrued excess facilities cost, which was partially offset by a decrease in inventory and accounts receivable and an increase in accounts payable. The decrease in accrued liabilities was primarily due to lower litigation, incentive compensation and C-Cube’s pre-merger liabilities accruals.

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

Net cash used in investing activities was $42.9 million in 2009, resulting primarily from the purchase of Scopus in March 2009 for $63.1 million, the net sale and maturity of investments of $28.7 million, the payment of $8.1 million of capital expenditure primarily for test equipment and a payment of $0.5 million to option holders of Rhozet as part of the acquisition in July 2007. Harmonic currently expects capital expenditures to be in the range of $13 million to $15 million during 2010.

Net cash provided by financing activities was $4.2 million in 2009, resulting primarily from proceeds from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.

Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger tax liabilities. Harmonic and LSI Logic, which acquired C-Cube’s spun off semiconductor business in June 2001 and assumed its obligations, reached a settlement agreement in the second quarter of 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. As a result, the full amount of the estimated obligations was transferred to LSI Logic in the second quarter of 2009. To the extent that certain obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. We expect to renew this facility on terms substantially similar to the current terms. As of December 31, 2009, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2008. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At December 31, 2009, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at December 31, 2009). Borrowings are payable monthly and are not collateralized.

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

Off-Balance Sheet Arrangements

None as of December 31, 2009.

Contractual Obligations and Commitments

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2009, were as follows:

	Payments Due by Period
	Total Amounts
	Committed	1 year or less	2 - 3 years	4 - 5 years	Over 5 years
	(In thousands)

Operating Leases(1)	$44,428	$12,208	$2,636	$8,111	$21,473
Inventory Purchase Commitment	23,507	23,507	—	—	—
Foreign currency forward exchange contracts	7,792	7,792	—	—	—

Total Contractual Obligations	$75,727	$43,507	$2,636	$8,111	$21,473

Other Commercial Commitments:
Standby Letters of Credit	$1,086	$1,086	$—	$—	$—
Indemnification obligations(2)	—	—	—	—	—

Total Commercial Commitments	$1,086	$1,086	$—	$—	$—

1.	Operating lease commitments include $5.6 million of accrued excess facilities costs.

2.	Harmonic indemnifies its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters and other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at December 31, 2009.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $44.0 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying consolidated balance sheet as of December 31, 2009, have been excluded from the contractual obligations table above. See Note 14 “Income Taxes” to our consolidated financial statements for a discussion on income taxes.

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

In November 2008, the FASB issued revised guidance that clarifies accounting for defensive intangible assets subsequent to initial measurement. This guidance applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this guidance, the FASB reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period which the asset would diminish in value. This revised guidance is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of this guidance in the first quarter of fiscal 2009 did not have a material impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued the following new accounting guidance:

•	Revised guidance that requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance also amends existing guidance to require those disclosures in all interim financial statements.

•	Revised guidance that provides guidelines for making fair value measurements more consistent with the principles presented in accounting guidance that addresses fair value accounting. This guidance provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures.

•	Revised guidance that provides additional guidance to provide greater clarity about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when another-than-temporary impairment event has occurred. This guidance applies to debt securities.

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

In June 2009, the FASB issued revised guidance that represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under a prior standard. On July 1, 2009 the FASB launched FASB’s new Codification titled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. This revised guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance had no effect on the Company’s consolidated financial statements upon adoption other than references to GAAP being changed, where applicable.

In August 2009, the FASB issued revised guidance relating to the manner in which the fair value of liabilities should be determined. This guidance provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more defined valuation techniques. The amendments in this guidance also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The revised guidance is effective for the first reporting period, including interim periods, ending after issuance, or August 2009. We adopted this guidance in the fourth quarter of 2009, and adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective for us beginning in the first quarter of fiscal year 2011; however early adoption is permitted. Upon adoption, we do not expect this guidance to significantly impact our consolidated financial statements.

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

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

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 7% of net sales in 2009 and 6% of net sales in 2008. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2009, we had a forward exchange contract to sell Euros totaling $6.6 million and forward exchange contracts to sell Israeli Shekels totaling $1.2 million. These forward exchange contracts matured in the first quarter of 2010. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relate primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in accumulated other comprehensive income. As of December 31, 2009, we had gross unrealized gains of $0.5 million. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of December 31, 2009, our cash, cash equivalents and short-term investments balance was $271.1 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.7 million as of December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management has excluded from its assessment of internal control over financial reporting as of December 31, 2009 certain elements of the internal control over financial reporting of Scopus Video Networks Ltd. (“Scopus”), because we acquired Scopus in a purchase business combination during 2009 and had not as of December 31, 2009, fully integrated Scopus’ internal control over financial reporting and related processes. Subsequent to the acquisition, certain elements of the internal control over financial reporting and related processes were integrated into our existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the internal control over financial reporting as of December 31, 2009. The excluded elements represent controls over accounts of approximately 3% of our consolidated assets as of December 31, 2009 and 1% of our consolidated net sales for the year then ended. Based on our assessment using those criteria, we concluded that, as of December 31, 2009, Harmonic’s internal control over financial reporting was effective.

a.	Index to Consolidated Financial Statements

b.	Financial Statement Schedules:

1.	Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

2.	Selected Quarterly Financial Data: The following table sets forth for the periods indicated selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

	2009				2008
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly Data:
Net sales	$86,657	$83,861	$81,293	$67,756	$96,891	$91,455	$89,340	$87,277
Gross profit	39,349	36,080	33,547	25,385	48,206	44,196	42,852	42,279
Income (loss)from operations	3,499	(571)	(4,172)	(10,790)	7,445	11,058	9,323	11,478
Net income (loss)	47	2,577	(7,919)	(18,843)	13,209	11,965	25,464	13,354
Basic net income (loss) per share	0.00	0.03	(0.08)	(0.20)	0.14	0.13	0.27	0.14
Diluted net income (loss) per share	0.00	0.03	(0.08)	(0.20)	0.14	0.12	0.27	0.14

1.	The selling, general and administrative expenses in the first quarter of fiscal year 2009 included approximately $3.4 million of acquisition expenses related to the acquisition of Scopus on March 12, 2009. In addition, a charge of $6.3 million was recorded in cost of sales, primarily consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees.

2.	In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million related to the closure of the Scopus New Jersey office. In addition, a charge of $0.5 million was recorded in selling, general and administrative expenses related to severance expenses for terminated Scopus employees and a charge totaling $0.5 million was recorded in cost of sales and operating expenses related to severance expenses for other terminated employees.

3.	The selling, general and administrative expenses in the fourth quarter of fiscal year 2008 included a provision of approximately $5.0 million for a patent litigation settlement expense. The Company also recorded a benefit from income taxes in the fourth quarter of fiscal year 2008 of approximately $4.6 million from the reversal of the valuation allowance related to certain deferred tax assets.

4.	In the third quarter of 2008, the Company recorded an impairment charge of $0.8 million in other income (expense), net, relating to an investment in an unsecured debt instrument of Lehman Brothers Holding, Inc.

5.	The selling, general and administrative expenses in the second quarter of 2008 included a charge of $1.4 million related to a change in estimate in sublease income. The Company also recorded a benefit from income taxes in the second quarter of fiscal year 2008 of approximately $15.1 million from the reversal of the valuation allowance related to certain deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows listed in the accompanying index present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2009, the Company changed its method of accounting for business combinations. As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing on page 67, management has excluded from its assessment of internal control over financial reporting as of December 31, 2009 certain elements of the internal control over financial reporting of Scopus Video Networks Ltd. (“Scopus”), because Scopus was acquired by the

Company in a purchase business combination during 2009. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of internal control over financial reporting and from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 3% of the Company’s consolidated assets as of December 31, 2009 and 1% of consolidated revenue for the year then ended.

/s/PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 1, 2010

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$152,477	$179,891
Short-term investments	118,593	147,272
Accounts receivable, net	64,838	63,923
Inventories	35,066	26,875
Deferred income taxes	26,503	36,384
Prepaid expenses and other current assets	20,821	15,985

Total current assets	418,298	470,330
Property and equipment, net	25,941	15,428
Goodwill	63,953	41,674
Intangibles, net	25,265	12,069
Other assets	22,847	24,862

Total assets	$556,304	$564,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,065	$13,366
Income taxes payable	609	1,434
Deferred revenue	32,855	29,909
Accrued liabilities	37,584	50,490

Total current liabilities	93,113	95,199
Accrued excess facilities costs, long-term	58	4,953
Income taxes payable, long-term	43,948	41,555
Financing liability, long-term	6,908	—
Other non-current liabilities	4,804	8,339

Total liabilities	148,831	150,046

Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 96,110 and 95,017 shares issued and outstanding	96	95
Capital in excess of par value	2,279,945	2,263,236
Accumulated deficit	(1,872,533)	(1,848,394)
Accumulated other comprehensive loss	(35)	(620)

Total stockholders’ equity	407,473	414,317

Total liabilities and stockholders’ equity	$556,304	$564,363

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Product sales	$280,009	$331,131	$283,181
Service revenue	39,557	33,832	28,023

Net sales	319,566	364,963	311,204

Product cost of sales	170,734	174,803	165,033
Service cost of sales	14,472	12,627	12,096

Total cost of sales	185,206	187,430	177,129

Gross profit	134,360	177,533	134,075

Operating expenses:
Research and development	61,435	54,471	42,902
Selling, general and administrative	81,138	83,118	70,690
Write-off of acquired in-process technology	—	—	700
Amortization of intangibles	3,822	639	525

Total operating expenses	146,395	138,228	114,817

Income (loss) from operations	(12,035)	39,305	19,258
Interest income, net	3,181	9,216	6,117
Other income (expense), net	(881)	(2,552)	146

Income (loss) before income taxes	(9,735)	45,969	25,521
Provision for (benefit from) income taxes	14,404	(18,023)	2,100

Net income (loss)	$(24,139)	$63,992	$23,421

Net income (loss) per share:
Basic	$(0.25)	$0.68	$0.29

Diluted	$(0.25)	$0.67	$0.28

Weighted average shares:
Basic	95,833	94,535	81,882

Diluted	95,833	95,434	83,249

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Capital in		Other
			Excess of Par	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Equity	Income (Loss)
				(In thousands)

Balance at December 31, 2006	78,386	$78	$2,078,863	$(1,933,708)	$(99)	$145,134
Adjustment due to adoption of revised accounting guidance on accounting for uncertainty in income taxes				(2,099)		(2,099)
Net income				23,421	—	23,421	$23,421
Unrealized loss on investments, net of tax					(27)	(27)	(27)
Currency translation					(44)	(44)	(44)

Comprehensive income							$23,350

Stock-based compensation			6,196			6,196
Issuance of Common Stock under option and purchase plans	1,981	2	11,492			11,494
Tax benefits from employee stock option plans			70			70
Issuance of Common Stock for acquisition of Rhozet	905	1	8,423			8,424
Issuance of Common Stock in public offering, net	12,500	13	141,831			141,844

Balance at December 31, 2007	93,772	94	2,246,875	(1,912,386)	(170)	334,413
Net income				63,992	—	63,992	$63,992
Unrealized loss on investments, net of tax					(93)	(93)	(93)
Currency translation					(357)	(357)	(357)

Comprehensive income							$63,542

Stock-based compensation			7,811			7,811
Issuance of Common Stock under option and purchase plans	1,245	1	8,550			8,551

Balance at December 31, 2008	95,017	95	2,263,236	(1,848,394)	(620)	414,317
Net loss				(24,139)		(24,139)	$(24,139)
Unrealized gain on investments, net of tax					529	529	529
Currency translation					56	56	56

Comprehensive income							$(23,554)

Stock-based compensation			10,597			10,597
Issuance of Common Stock under option, stock award and purchase plans	892	1	4,242			4,243
Issuance of Common Stock for acquisition of Rhozet	201	—	1,870			1,870

Balance at December 31, 2009	96,110	$96	$2,279,945	$(1,872,533)	$(35)	$407,473

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(24,139)	$63,992	$23,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	11,904	6,275	5,338
Write-off of acquired in-process technology	—	—	700
Depreciation	8,655	7,014	6,661
Stock-based compensation	10,579	7,806	6,196
Loss on disposal of fixed assets	198	185	74
Deferred income taxes	11,818	(55,859)	—
Accretion and loss on investments	2,594	1,409	278
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,426	6,529	(4,191)
Inventories	7,726	7,388	7,865
Prepaid expenses and other assets	(2,313)	3,278	(6,847)
Accounts payable	5,735	(7,134)	(13,129)
Deferred revenue	2,072	(6,433)	10,205
Income taxes payable	1,389	33,657	208
Accrued excess facilities costs	(6,044)	(4,638)	(6,684)
Accrued and other liabilities	(24,512)	(3,342)	5,050

Net cash provided by operating activities	11,088	60,127	35,145

Cash flows from investing activities:
Purchases of investments	(129,202)	(132,813)	(177,908)
Proceeds from maturities of investments	130,641	117,352	92,909
Proceeds from sales of investments	27,240	6,885	5,391
Acquisition of property and equipment	(8,086)	(8,546)	(5,868)
Acquisition of intellectual property	—	(500)	—
Acquisitions, net of cash received	(63,505)	(2,830)	(4,415)
Sale (purchase) of Entone, Inc. convertible note	—	2,500	(2,500)

Net cash used in investing activities	(42,912)	(17,952)	(92,391)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,243	8,463	153,337
Excess tax benefits from stock-based compensation	—	—	70
Repayments under bank line and term loan	—	—	(460)
Repayments of capital lease obligations	—	—	(72)

Net cash provided by financing activities	4,243	8,463	152,875

Effect of exchange rate changes on cash and cash equivalents	167	248	(78)

Net increase (decrease) in cash and cash equivalents	(27,414)	50,886	95,551
Cash and cash equivalents at beginning of period	179,891	129,005	33,454

Cash and cash equivalents at end of period	$152,477	$179,891	$129,005

Supplemental disclosure of cash flow information:
Income tax payments, net	$2,391	$4,188	$1,716
Interest paid during the period	$—	$—	$67
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$1,870	$—	$8,424
Financing liability for construction in progress	$6,908	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harmonic Inc. (“Harmonic”) designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable its customers to efficiently prepare and deliver broadcast and on-demand services to televisions, personal computers and mobile devices. Historically, the majority of the Company’s sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, the Company is providing its video processing solutions to telecommunications companies, or telcos, broadcasters and on-line media companies that offer video services.

Basis of Presentation. The consolidated financial statements of Harmonic Inc. (“Harmonic” or the “Company”) include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31. The Company has evaluated subsequent events through March 1, 2010, which represents the date the financial statements were issued.

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

Investments. Harmonic’s short-term investments are stated at fair value, and are principally comprised of U.S. government, U.S. government agencies, state government agencies and corporate debt securities. The Company classifies its investments as available for sale in accordance with applicable accounting guidance on accounting for certain investments in debt and equity securities and states its investments at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. Investments are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary an impairment charge is recorded.

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentrations of Credit Risk/Major Customers/Supplier Concentration. Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telcos and other network operators and distributors. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. Two customers had balances of 14% and 12% of the Company’s net accounts receivable as of December 31, 2009. One customer had a balance of 11% of the Company’s net accounts receivable as of December 31, 2008.

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

Revenue Recognition. Harmonic’s principal sources of revenue are from hardware products, software products, solution sales, services, and hardware and software maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.

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

Solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for in accordance with applicable accounting guidance on accounting for performance of construction/production contracts. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation for each arrangement to determine whether the arrangement should be accounted for as a single arrangement, or alternatively, for arrangements that do not involve significant production, modification or customization, under other accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described above, and such arrangements represent a significant part of the operations of the Company. At the outset of each arrangement accounted for as a single arrangement, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and accordingly, utilizes percentage-of-completion accounting for most arrangements that are determined to be single arrangements. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor hours expended to date to anticipated final labor hours, based on current estimates of labor hours to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. During the years ended December 31, 2009 and 2008, the Company recorded losses of approximately $0.3 million and $0.4 million, respectively related to loss contracts.

When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on applicable accounting guidance on accounting for revenue arrangements with multiple deliverables. If the undelivered elements qualify as separate units of accounting based on applicable accounting guidance, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. The Company establishes fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, where applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on applicable accounting guidance on non-software deliverables in an arrangement containing more-than-incidental software. In accordance with the applicable accounting guidance, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software. Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, the Company defers the recognition of all revenue under an arrangement until all elements, except post contract support, have been delivered. When post contract support remains the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

Maintenance services are recognized ratably over the maintenance term, which is typically one year. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue. The costs associated with services are recognized as incurred.

Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of sales, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.

Revenue from distributors and system integrators is recognized on delivery provided that the criteria for revenue recognition have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.

Shipping and Handling Costs. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of Sales” in the Company’s Consolidated Statements of Operations.

Inventories. Inventories are stated at the lower of cost, using the weighted average method, or market. Harmonic establishes provisions for excess and obsolete inventories after evaluation of historical sales and future demand and market conditions, expected product lifecycles and current inventory levels to reduce such inventories to their estimated net realizable value. Such provisions are charged to “Cost of sales” in the Company’s Consolidated Statements of Operations.

Capitalized Software Development Costs. Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with applicable accounting guidance on accounting for the costs of computer software to be sold, leased, or otherwise marketed. To date, the time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software, has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 40 years for buildings, 5 years for furniture and fixtures, and up to 4 years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets up to 10 years or the lease term of the respective assets. Depreciation and amortization expense related to equipment and improvements for the years ended December 31, 2009, 2008 and 2007 was $8.7 million, $7.0 million and $6.7 million, respectively.

Goodwill. Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter at the Company level, which is the sole reporting unit, and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. When assessing the goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model which involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s future weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include: a significant decline in the financial results of the Company’s operations, the Company’s market capitalization relative to net book value, unanticipated changes in competition and the Company’s market share, significant changes in the Company’s strategic plans or adverse actions by regulators. Based on the impairment test performed in the fourth quarter of 2009, the Company’s goodwill was not impaired.

Long-lived Assets. Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer base, maintenance agreements and related relationships, core technology, developed technology, in-process technology, trademarks and tradenames, supply agreements and assembled workforce. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When assessing impairment, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. This evaluation involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s future weighted average cost of capital and the Company’s interpretation of currently enacted tax laws and accounting pronouncements. Circumstances that could indicate impairment and require us to perform an impairment test include: a significant decline in the cash flows of such asset, unanticipated changes in competition and the Company’s market share, significant changes in the Company’s strategic plans or exiting an activity resulting from a restructuring of operations. See Note 4, “Goodwill and Identified Intangibles” for additional information.

Restructuring Costs and Accruals for Excess Facilities. For restructuring activities initiated prior to December 31, 2002 Harmonic recorded restructuring costs when the Company committed to an exit plan and significant changes to the exit plan were not likely. Harmonic determines the excess facilities accrual based on estimates of expected cash payments reduced by any sublease rental income for each excess facility. For restructuring activities initiated after December 31, 2002, the Company adopted the applicable accounting guidance on accounting for costs associated with exit or disposal activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

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

Currency Translation. The functional currency of the Company’s Israeli, Cayman and Swiss operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from re-measuring foreign currency denominated balances into U.S. dollars are included in other income (expense), net and have been insignificant for all periods presented. Foreign currency transaction gains and losses derived from monetary assets and liabilities being stated in a currency other than the functional currency are recorded to other income (expense), net in the Company’s Consolidated Statements of Operations.

Income Taxes. In preparing the Company’s financial statements, the Company estimates the income taxes for each of the jurisdictions in which the Company operates. This involves estimating the Company’s actual current tax exposures and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes.

The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the accounting guidance on accounting for uncertainty in income taxes as of the beginning of 2007. Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. The applicable accounting guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in the Company’s judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves and penalties as well as the related interest, in light of changing facts and circumstances. Changes in the Company’s assessment of its uncertain tax positions or settlement of any particular position could materially impact the Company’s income tax rate, financial position and cash flows.

Advertising Expenses. Harmonic expenses the cost of advertising as incurred. During 2009, 2008 and 2007, advertising expenses were not material to the results of operations.

Stock Based Compensation.

Harmonic measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $10.6 million, $7.8 million and $6.2 million, respectively.

Applicable accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date estimated fair value and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date estimated fair value in accordance with the applicable accounting guidance. As stock-based compensation expense recognized in our results for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Applicable accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock options is estimated at grant date using the Black-Scholes option pricing model. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of each restricted stock unit grant is based on the underlying value of the Company’s common stock on the date of grant.

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments, the effective portion of unrealized gains and losses on derivative instruments and unrealized gains and losses on available-for-sale securities.

Total comprehensive income (loss) of fiscal years 2009, 2008 and 2007 are presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes:

	Unrealized Gain		Accumulated Other
	(Loss) in Available	Foreign Currency	Comprehensive
	-for-Sale Securities	Translation	Income (Loss)
	(In thousands)

Balance as of December 31, 2006	$(14)	$(85)	$(99)
Change during year	(27)	(44)	(71)

Balance as of December 31, 2007	(41)	(129)	(170)
Change during year	(93)	(357)	(450)

Balance as of December 31, 2008	(134)	(486)	(620)
Change during year	529	56	585

Balance as of December 31, 2009	$395	$(430)	$(35)

Accounting for Derivatives and Hedging Activities. Harmonic accounts for derivative financial instruments and hedging contracts in accordance with the applicable accounting guidance on accounting for derivative instruments and hedging activities, which requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

Forward Exchange Contracts Not Designated as Hedging Instruments

Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company does not designate these forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment. At December 31, 2009, the Company had a forward exchange contract to sell Euros with a notional value of $6.6 million. This foreign exchange contract matured within the first quarter of 2010. At December 31, 2008, the Company had a forward exchange contract to sell Euros with a notional value of $8.7 million. This foreign exchange contract matured in the first quarter of 2009. The fair value of these forward exchange contracts was not material as of December 31, 2009 and 2008.

The Company’s forward exchange contracts generally have maturities of one month and are closed out and rolled over into new contracts at the end of each monthly reporting period. Consequently, the fair value of these contacts has historically not been significant at the end of each reporting period. Typically, realized gains and losses on forward exchange contracts, which arise as a result of closing out the contracts at the end of each reporting period, are substantially offset by remeasurement losses and gains on the underlying balances denominated in non-functional currencies. Gains and losses on forward exchange contracts and from remeasurement of the underlying asset balances denominated in non-functional currencies are recognized in the Consolidated Statements of Operations in other income (expense).

Forward Exchange Contracts Designated as Cash Flow Hedges

Additionally, the Company has expenses denominated in Israeli Shekels (ILS) and addresses a portion of the foreign currency exposure through use of derivative financial instruments. The ILS expenses are hedged using forward exchange contracts. The Company enters into forward exchange contracts primarily to reduce the effects of fluctuating ILS exchange rates against the U.S. dollar. The forward exchange contracts range from one to six months in maturity.

The hedges of ILS-denominated forecasted expenses are accounted for in accordance with applicable guidance on derivatives and hedging, pursuant to which the Company has designated its hedges of forecasted foreign currency expenses as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under this guidance, the Company formally documents for each derivative contract at the hedge’s inception, the relationship between the hedging instrument (forward contract) and hedged item (forecasted ILS expenses), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss) and reclassifies these amounts into the related functional expense in the period during which the hedged transaction is recognized in earnings. As of December 31, 2009, all forecasted cash flows are still probable to occur. The Company did not have any cash flow hedges in fiscal year 2008. As of December 31, 2009, the Company had outstanding foreign exchange forward contracts to buy ILS with a notional value of $1.2 million that were entered into in order to hedge forecasted expenses. As of December 31, 2009, the net unrealized gain on derivative instruments was not material.

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

In April 2008, the FASB issued revised guidance that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this guidance in the first quarter of fiscal 2009 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In November 2008, the FASB issued revised guidance that clarifies accounting for defensive intangible assets subsequent to initial measurement. This guidance applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this guidance, the FASB reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period which the asset would diminish in value. This revised guidance is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of this guidance in the first quarter of fiscal 2009 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued the following new accounting guidance:

•	Revised guidance that requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance also amends existing guidance to require those disclosures in all interim financial statements.

•	Revised guidance that provides guidelines for making fair value measurements more consistent with the principles presented in accounting guidance that addresses fair value accounting. This guidance provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures.

•	Revised guidance that provides additional guidance to provide greater clarity about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when another-than-temporary impairment event has occurred. This guidance applies to debt securities.

This revised guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance at the beginning of the second quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued revised guidance that represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under a prior standard. On July 1, 2009 the FASB launched FASB’s new Codification titled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. This revised guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This guidance had no effect on the Company’s consolidated financial statements upon adoption other than references to GAAP being changed, where applicable.

In August 2009, the FASB issued revised guidance relating to the manner in which the fair value of liabilities should be determined. This guidance provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more defined valuation techniques. The amendments in this guidance also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The revised guidance is effective for the first reporting period, including interim periods, ending after issuance, or August 2009. The Company adopted this guidance in the fourth quarter of 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective for us beginning in the first quarter of fiscal year 2011; however early adoption is permitted. Upon adoption, the Company does not expect this guidance to significantly impact the Company’s consolidated financial statements.

In October 2009, the FASB issued revised guidance for the accounting for certain revenue arrangements that include software elements. This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This revised guidance is effective for us beginning in the first quarter of fiscal year 2011; however early adoption is permitted. The Company does not expect this guidance to significantly impact the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

NOTE 3: ACQUISITIONS

Scopus Video Networks Ltd.

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

The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. In addition, the acquisition provides an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Scopus’ net tangible and intangible assets acquired resulting in goodwill of approximately $22.1 million that was recorded in connection with this acquisition.

The purchase price, net of $23.3 million of cash acquired, was $63.1 million, which was paid from existing cash balances. The Company also incurred a total of $3.4 million of transaction expenses, which were expensed as selling, general and administrative expenses in the first quarter of 2009. There were no contingent consideration arrangements in connection with the acquisition.

The assets and liabilities of Scopus were recorded at fair value at the date of acquisition. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under prior accounting guidance. Subsequent to the acquisition, the Company recorded expenses of $8.2 million in the year ended December 31, 2009, primarily for excess and obsolete inventories related to product discontinuances and severance costs.

The results of operations of Scopus are included in Harmonic’s Consolidated Statements of Operations from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Cash acquired	$23,316
Investments	1,899
Accounts receivable (Gross amount due from accounts receivable of $6,977)	6,308
Inventory	15,899
Fixed assets	4,280
Other tangible assets acquired	2,312
Intangible assets:
Existing technology	10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trade names/trademarks	2,100
Order backlog	2,000
Maintenance agreements and related relationships	1,000
Goodwill	22,061

Total assets acquired	101,175
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(11,507)

Net assets acquired	86,369
Less: cash acquired	(23,316)

Net purchase price	$63,053

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of the March 12, 2009. The Company used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the weighted average cost of capital of 16% giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•	The fair values of the existing technology assets acquired were established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach includes an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects are at a stage of development that require further research and development to determine technical feasibility and commercial viability. The fair values of the in-process technology assets acquired were based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair values of patents/core technology assets acquired were established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, the Company estimates the value of the patents/core technology by capitalizing the profits saved because Harmonic owns the technology;

•	The fair values of the customer contracts and related relationships assets acquired were based on the Income Approach;

•	The fair values of the maintenance agreements and related relationships assets acquired were based on the Income Approach;

•	The fair values of trade names/trademarks assets acquired were established based on the Profit Allocation Method, and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. Three of the in-process projects were completed in the fourth quarter of 2009. The completed technology is estimated to have useful lives between three and six years;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years;

•	Trade name/trademarks are being amortized over their useful lives of five years; and

•	Order backlog was amortized over its useful life of six months.

The existing technology, patents/core technology, customer contracts, maintenance agreements and related relationships, trade name/trademarks and backlog are being amortized using the straight-line method which reflects the future projected cash flows.

The residual purchase price of $22.1 million has been recorded as goodwill. The goodwill as a result of this acquisition is not deductible for federal tax purposes.

For the year ended December 31, 2009, Scopus products contributed revenues of $19.3 million and a loss from operations of $22.5 million.

Rhozet Corporation

On July 31, 2007, Harmonic completed its acquisition of Rhozet Corporation, a privately held company based in Santa Clara, California. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver traditional video programming over the Internet and to mobile devices, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content. Harmonic also believes that the acquisition opens up new customer opportunities for Harmonic with Rhozet’s customer base of broadcast content creators and online video service providers and is complementary to Harmonic’s video-on demand networking software business acquired in December 2006 from Entone Technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Rhozet’s net tangible and intangible assets acquired resulting in goodwill of $9.0 million.

The purchase price of $16.2 million included $15.5 million of total merger consideration and $0.7 million of transaction expenses. Under the terms of the merger agreement, Harmonic paid an aggregate of approximately $15.5 million in total merger consideration, comprised of approximately $2.5 million in cash, approximately $10.3 million of common stock issued and to be issued, consisting of approximately 1.1 million shares of Harmonic’s common stock, in exchange for all of the outstanding shares of capital stock of Rhozet, and approximately $2.8 million of cash, which was paid in the first quarter of 2008, as provided in the merger agreement, to the holders of outstanding options to acquire Rhozet common stock. Pursuant to the merger agreement, approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, was held back by Harmonic following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. As of December 31, 2008, approximately $1.8 million of purchase consideration, which based on the terms of the merger agreement was to be settled through the issuance of approximately 0.2 million shares of Harmonic’s common stock, had been recorded as a long-term liability, and the cash payment component of $0.5 million had been recorded as a current liability. Harmonic issued 200,854 shares of common stock and paid approximately $0.5 million to former Rhozet shareholders in March 2009 and all holdback amounts have now been settled.

The Rhozet acquisition was accounted for under applicable accounting guidance on business combinations and goodwill and other intangible assets. The results of operations of Rhozet are included in Harmonic’s Consolidated Statements of Operations from July 31, 2007, the date of acquisition. The following table summarizes the allocation of the purchase price based on the estimated fair value of the tangible and intangible assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Cash acquired	$657
Accounts receivable	457
Fixed assets	133
Other tangible assets acquired	59
Intangible assets:
IP technology	169
Software license	80
Existing technology	4,000
In-process technology	700
Core technology	1,100
Customer contracts	300
Maintenance agreements and related relationships	600
Tradenames/trademarks	300
Goodwill	8,980

Total assets acquired	17,535
Deferred revenue	(174)
Other accrued liabilities	(1,165)

Net assets acquired	$16,196

The purchase price was allocated as set forth in the table above. The “Income Approach” which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary method used in valuing the identified intangible assets acquired. The Discounted Cash Flow method was used to estimate the fair value of the acquired existing technology, in-process technology, maintenance agreements and customer contracts. The Royalty Savings Method was used to estimate the fair value of the acquired core technology and trademarks/trade names. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 18%. Identified intangible assets, including existing technology and core technology are being amortized over their useful lives of four years; trade name/trademarks are being amortized over their useful lives of five years; customer contracts are being amortized over its useful life of six years and maintenance agreements are being amortized over its useful life of seven years. In-process technology was written off due to the risk that the developments will not be completed or competitive with comparable products. Existing technology is being amortized using the double declining method which reflects the future projected cash flows. The core technology, customer contracts, maintenance agreements and trade name/trademarks are being amortized using the straight-line method.

The residual purchase price of $9.0 million has been recorded as goodwill. The goodwill as a result of this acquisition is not deductible for tax purposes. In accordance with applicable accounting guidance, goodwill relating to the acquisition of Rhozet is not being amortized.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the acquisitions of Rhozet and Scopus had been completed as of the beginning of fiscal years 2007 and 2008, respectively. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results of Harmonic for the year ended December 31, 2007 with the results of Rhozet for the period from January 1, 2007 through July 31, 2007, the acquisition date. The unaudited pro forma financial information for the year ended December 31, 2008 combines the results of Harmonic for the year ended December 31, 2008, and the historical results of Scopus for the year ended December 31, 2008. The unaudited pro forma financial information for the year ended December 31, 2009 combines the results of Harmonic for the year ended December 31, 2009 with the results of Scopus through March 12, 2009, the acquisition date. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the mergers actually been completed as of the beginning of the periods presented or of results which may occur in the future.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net sales	$323,895	$439,345	$312,527
Net income (loss)	$(34,873)	$44,654	20,311
Net income (loss) per share — basic	$(0.35)	$0.47	$0.25
Net income (loss) per share — diluted	$(0.35)	$0.47	$0.24

NOTE 4: GOODWILL AND IDENTIFIED INTANGIBLES

Effective January 1, 2006 the Company operates as a single reporting unit and goodwill is evaluated at the Company level, which is the sole reporting unit. The Company performed the annual impairment test of goodwill in the fourth quarter of 2007, 2008 and 2009. As a result of these tests, goodwill was determined not to be impaired.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded a total of $11.9 million, $6.3 million and $5.3 million, respectively, of amortization expense for identified intangibles, of which $8.0 million, $5.5 million and

$4.7 million, respectively, was included in cost of sales. The following is a summary of goodwill and intangible assets as of December 31, 2009 and December 31, 2008:

		December 31, 2009			December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Identified intangibles:
Developed core technology	$64,864	$(48,013)	$16,851	$49,307	$(39,838)	$9,469
In process technology	600	—	600	—	—	—
Customer relationships/contracts	37,900	(33,541)	4,359	33,895	(32,550)	1,345
Trademarks and tradenames	7,369	(5,136)	2,233	5,244	(4,559)	685
Supply agreement	3,427	(3,427)	—	3,386	(3,386)	—
Maintenance agreements and related relationships	1,600	(405)	1,195	600	(121)	479
Software license, intellectual property and assembled workforce	309	(282)	27	309	(218)	91
Order backlog	2,000	(2,000)	—	—	—	—

Subtotal of identified intangibles	118,069	(92,804)	25,265	92,741	(80,672)	12,069
Goodwill	63,953	—	63,953	41,674	—	41,674

Total goodwill and other intangibles	$182,022	$(92,804)	$89,218	$134,415	$(80,672)	$53,743

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Balance as of January 1	$41,674	$45,793
Acquisition of Scopus Video Networks	22,061	—
Deferred tax asset adjustment	—	(3,292)
Foreign currency translation adjustments	218	(827)

Balance as of December 31	$63,953	$41,674

The estimated future amortization expense for identified intangibles is:

	Cost of Sales	Operating Expenses	Total
	(In thousands)

2010	$8,094	$2,134	$10,228
2011	4,214	2,124	6,338
2012	2,841	1,932	4,773
2013	1,569	1,313	2,882
2014	500	283	783
Thereafter	261	—	261

Total	$17,479	$7,786	$25,265

NOTE 5: RESTRUCTURING, EXCESS FACILITIES AND INVENTORY PROVISIONS

During 2001, Harmonic recorded a charge for excess facilities costs of $21.8 million. During the second half of 2002, the Company changed its estimates related to accrued excess facilities with regard to the expected timing and amount of sublease income and recorded an additional excess facilities charge of $22.5 million, net of estimated sublease income, to selling, general and administrative expenses.

In 2007, the Company recorded a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a Sunnyvale building to the lease expiration, which was partially offset by a charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale building. In addition, the Company recorded a charge in selling, general and administrative expenses for excess facilities of $0.5 million. This charge primarily relates to buildings in The United Kingdom which were vacated in connection with the closure of the manufacturing and research and development activities of Broadcast Technology Limited, or BTL.

In 2008, the Company recorded charges in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building and $0.2 million from a revised estimate of expected sublease income of two buildings in the United Kingdom. The Sunnyvale lease terminates in September 2010 and the United Kingdom lease terminates in October 2010 and all sublease income has been eliminated from the estimated liability.

In the first quarter of 2009, the Company recorded a total of $7.4 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of sales, primarily consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the year ended December 31, 2009.

In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million related to the closure of the Scopus New Jersey office. In addition, a charge of $0.5 million was recorded in selling, general and administrative expenses related to severance expenses for terminated Scopus employees and a charge totaling $0.5 million was recorded in cost of sales and operating expenses related to severance expenses for other terminated employees. Substantially all of the severance was paid during the year ended December 31, 2009.

As of December 31, 2009, accrued excess facilities cost totaled $5.3 million of which $5.2 million was included in current accrued liabilities and $0.1 million in other non-current liabilities. The Company incurred cash outlays of $6.5 million, net of $1.2 million of sublease income, during 2009 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. As of December 31, 2008, accrued excess facilities cost totaled $11.4 million of which $6.4 million was included in current accrued liabilities and $5.0 million in other non-current liabilities. The Company incurred cash outlays of $6.5 million, net of $1.1 million of sublease income, during 2008 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities. In 2010, Harmonic expects to pay approximately $5.2 million of excess facility lease costs, net of estimated sublease income, and to pay the remaining $0.1 million, net of estimated sublease income, over the remaining lease terms through April 2011.

Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.

During the second quarter of 2006, the Company streamlined its senior management team primarily in the U.S. operations and recorded severance and other costs of approximately $1.0 million.

The following table summarizes restructuring activities:

	Management	Excess	Campus		Scopus
	Reduction	Facilities	Consolidation	BTL Closure	Facilities	Total
	(In thousands)

Balance at December 31, 2006	$394	$17,184	$5,514	$—	$—	$23,092
Provisions (recoveries)	(96)	(1,828)	1,019	1,103	—	198
Cash payments, net of sublease income	(298)	(4,206)	(2,040)	(733)	—	(7,277)

Balance at December 31, 2007	—	11,150	4,493	370	—	16,013
Provisions	—	—	1,544	294	—	1,838
Cash payments, net of sublease income	—	(3,954)	(2,177)	(344)	—	(6,475)

Balance at December 31, 2008	—	7,196	3,860	320	—	11,376
Provisions	—	—	101	42	352	495
Cash payments, net of sublease income	—	(4,079)	(2,246)	(86)	(128)	(6,539)

Balance at December 31, 2009	$—	$3,117	$1,715	$276	$224	$5,332

NOTE 6: CASH, CASH EQUIVALENTS AND INVESTMENTS

The applicable accounting guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a non-recurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes for valuation of its short-term investments.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

During the year ended December 31, 2008 and, 2009, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)

December 31, 2009
Money market funds	$114,898	$—	$—	$114,898
U.S. corporate debt	—	35,707	—	35,707
U.S. government and state agencies	—	76,917	—	76,917
Other debt securities	—	5,969	—	5,969

Total	$114,898	$118,593	$—	$233,491

	Level 1	Level 2	Level 3	Total
	(In thousands)

December 31, 2008
Money market funds	$146,065	$—	$—	$146,065
U.S. corporate debt	—	65,680	—	65,680
U.S. government and state agencies	—	75,859	—	75,859
Auction rate securities	—	—	10,732	10,732

Total	$146,065	$141,539	$10,732	$298,336

The Company’s auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2008. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs, and changes therein, for the twelve month periods ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
(In thousands)	2009	2008

Beginning balance	$10,732	$—
Transfers in to (out of) Level 3	—	34,863
Sales	(10,732)	(24,052)
Unrealized loss recorded in “Other comprehensive income”	—	(79)

Ending balance	$—	$10,732

The fair value of the Company’s auction rate securities at December 31, 2008 were measured using Level 3 inputs. Significant inputs to the Company’s valuation model for auction rate securities as of December 31, 2008 were based on certain assumptions, including interest rate yield curves, credit quality and the estimated time until liquidity returns to the auction rate securities.

At December 31, 2009 and 2008, short-term investments are as follows:

	December 31,
	2009	2008
	(In thousands)

Short-term investments:
Less than one year	$84,771	$87,123
Due in 1-2 years	27,821	49,417
Due in 3-30 years	6,001	5,004
No maturity date	—	5,728

Total short-term investments	$118,593	$147,272

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2009
U.S. government and state debt securities	$76,712	$214	$(9)	$76,917
Corporate debt securities	35,655	74	(22)	35,707
Other debt securities	5,744	234	(9)	5,969

Total	$118,111	$522	$(40)	$118,593

December 31, 2008
U.S. government debt securities	$70,396	$476	$(12)	$70,860
Corporate debt securities	66,360	81	(761)	65,680
Auction rate securities	10,732	—	—	10,732

Total	$147,488	$557	$(773)	$147,272

As of December 31, 2008, the fair value of certain of the Company’s short-term investments was less than their cost basis. These unrealized losses as a result of the decline in the fair value of such investments were primarily due to the credit crisis, and to changes in interest rates. Management reviewed various factors to determine the fair market value of the Company’s investments and whether to recognize an impairment charge related to these unrealized losses including, the financial and credit market environment, the financial condition and near term prospects of the issuer of the short-term investment, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. The Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive loss.

As of December 31, 2008, the Company held approximately $10.7 million of auction rate securities, or ARSs, classified as short-term investments and the fair value of these securities approximate their par value at the balance sheet date. During the first quarter of 2009, the Company sold $10.7 million of auction rate securities to an investment manager at par, plus accrued interest and dividends.

In the event the Company needs or desires to access funds from the other short-term investments that it holds, it is possible that the Company may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or the Company’s cost, it may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. The Company’s inability to sell all or some of the Company’s short-term investments at par or the Company’s cost, or rating downgrades of issuers of these securities, could adversely affect the Company’s results of operations or financial condition.

For the years ended December 31, 2009, 2008 and 2007, realized gains and realized losses from the sale of investments were not material.

Impairment of Investments

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value, the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry, and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive income (loss) before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of December 31, 2009.

As of December 31, 2009, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 7: ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS, DISCOUNTS AND TRADE-INS

	2009	2008
	(In thousands)

Accounts receivable	$70,001	$72,620
Less: allowance for doubtful accounts, returns and discounts	(5,163)	(8,697)

	$64,838	$63,923

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation of collectability is based on the Company’s review of credit profiles of customers’ contractual terms and conditions, current economic trends and historical payment experience.

The following is a summary of activity in allowances for doubtful accounts, returns and discounts for the fiscal years indicated:

	Balance at		Charges/	(Deductions)/
	Beginning	Charges to	(credits) to	Additions	Balance at End
	of Year	Revenue	Expense	from Reserves	of Year
	(In thousands)

2009	$8,697	$4,794	$266	$(8,594)	$5,163
2008	8,194	7,615	1,497	(8,609)	8,697
2007	4,471	7,107	(125)	(3,259)	8,194

NOTE 8: BALANCE SHEET

	December 31,
	2009	2008
	(In thousands)

Inventories:
Raw materials	$8,633	$5,562
Work-in-process	3,072	1,167
Finished goods	23,361	20,146

	$35,066	$26,875

Property and equipment:
Building (see Note 9)	$7,063	$—
Furniture and fixtures	6,423	6,923
Machinery and equipment	70,983	56,808
Leasehold improvements	28,645	27,999

	113,114	91,730
Less: accumulated depreciation and amortization	(87,173)	(76,302)

	$25,941	$15,428

Accrued liabilities:
Accrued compensation	$9,790	$7,397
Accrued excess facilities costs — current	5,274	6,423
Accrued warranty	4,186	5,361
Accrued incentive compensation	3,539	9,058
C-Cube pre-merger liabilities	—	1,739
Accrued litigation settlements	—	5,650
Other	14,795	14,862

	$37,584	$50,490

NOTE 9: FINANCING LIABILITY FOR CONSTRUCTION IN PROGRESS

In December 2009, the Company entered into a lease for a building in San Jose, California that will replace its current facility as corporate headquarters. In January 2010, the Company began a build-out of this facility and expects to incur approximately $21.9 million in construction costs. Under the terms of the lease, the landlord will reimburse up to $18.8 million of these construction costs. Because certain improvements constructed by the Company were considered structural in nature and the

Company is responsible for any cost overruns, the Company is considered to be the owner of the construction project for accounting purposes under applicable accounting guidance on the effect of lessee involvement in asset construction.

Therefore, in accordance with applicable accounting guidance, the Company capitalized the fair value of the building of $6.9 million with a corresponding credit to financing liability. The fair value was determined as of December 31, 2009 using a combination of the sales comparison approach and the income capitalization approach. Each major construction element will be capitalized and amortized over its useful life.

Upon completion of construction, the Company will assess whether or not it qualifies for sale-leaseback accounting under applicable accounting guidance. Should the Company qualify for sale-leaseback accounting, the building and corresponding liability will be removed from the balance sheet and rental payments due over the term of the lease will be recorded as rental expense on a straight-line basis.

NOTE 10: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. In 2009, 2008 and 2007, there were 13,280,168, 9,366,359 and 5,590,121 of potentially dilutive shares, consisting of options, restricted stock units and employee stock purchase plan awards excluded from the net income (loss) per share computations, respectively, because their effect was antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income (loss) (numerator)	$(24,139)	$63,992	$23,421

Shares calculation (denominator):
Weighted average shares outstanding — basic	95,833	94,535	81,882
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	—	698	1,282
Future issued common stock related to acquisitions	—	201	85

Average shares outstanding — diluted	95,833	95,434	83,249

Net income (loss) per share — basic	$(0.25)	$0.68	$0.29

Net income (loss) per share — diluted	$(0.25)	$0.67	$0.28

NOTE 11: CREDIT FACILITIES AND LONG-TERM DEBT

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 3, 2010. As of December 31, 2009, other than standby letters of credit and guarantees, there were no amounts outstanding under the line of credit facility and there were no borrowings in 2008 or 2009. This facility, which was amended and restated in March 2009, contains a financial covenant with the requirement for Harmonic to maintain cash, cash equivalents and short-term investments, net of credit extensions, of not less than $40.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance or satisfy the affirmative covenant requirement, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable if obligations were not repaid. At December 31, 2009, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line bear interest at the bank’s prime rate (4.0% at December 31, 2009). Borrowings are payable monthly and are not collateralized.

NOTE 12: CAPITAL STOCK

Preferred Stock. Harmonic has 5,000,000 authorized shares of preferred stock. On July 23, 2002, the Company classified 100,000 of these shares as Series A Participating Preferred Stock in connection with the Board’s same day approval and adoption of a stockholder rights plan. Under the plan, Harmonic declared and paid a dividend of one preferred share purchase right for each share of Harmonic common stock held by the Company’s stockholders of record as of the close of business on August 7, 2002. Each preferred share purchase right entitles the holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, at a price of $25.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. The stockholder rights plan may have the effect of deterring or delaying a change in control of Harmonic.

Stock Issuances. During 2007 Harmonic issued 905,624 shares of common stock as part of the consideration for the purchase of all the outstanding shares of Rhozet. The shares had a value of $8.4 million at the time of issuance. See Note 3 for additional information regarding the acquisition of Rhozet.

The Company had reserved 200,854 shares of Harmonic common stock for future issuance in connection with the acquisition of Rhozet in July 2007. The shares of Harmonic common stock, were being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. These shares were issued in the first quarter of 2009.

NOTE 13: BENEFIT PLANS

Stock Plans. Harmonic has reserved 15,807,000 shares of Common Stock for issuance under various employee stock plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Restricted stock units have no exercise price and generally vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. Restricted stock units granted reduce the number of shares reserved for grant under the plans by two shares for every unit granted. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants have a term of seven years. Certain awards provide for accelerated vesting if there is a change in control. For the year ended December 31, 2009, employees received restricted stock units valued at $9.7 million.

Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan to, among other things, increase the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares, and to rename the Plan the “2002 Director Stock Plan.” Harmonic had a total of 496,000 shares of Common Stock reserved for issuance under the Plan as of December 31,

2009. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, have no exercise price and vest either after one year or the vesting date chosen for such award. Restricted stock units granted reduce the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. During the years ended December 31, 2009 and 2008, a total of 99,463 and 71,883 restricted stock units were granted to non-employee directors with a fair value of $0.5 million and $0.6 million, respectively, on the date of grant.

A summary of share-based awards available for grant are as follows (in thousands):

Shares Available
for Grant

Balance at December 31, 2006	3,632
Options granted(1)	(2,514)
Options canceled	933

Balance at December 31, 2007	2,051
Shares authorized	7,600
Restricted stock units granted(1)	(144)
Options granted	(3,013)
Options canceled	818

Balance at December 31, 2008	7,312
Restricted stock units granted(1)	(3,335)
Options granted	(825)
Restricted stock units canceled	60
Options canceled	688
Options expired	154

Balance at December 31, 2009	4,054

1.  Restricted stock units debit all Plan reserves two shares for every unit granted.

The following table summarizes restricted stock units activity under the Plans:

		Weighted Average	Aggregate Fair
(In thousands, except exercise price)	RSUs Outstanding	Fair Value Per Share	Value(1)

Balance at December 31, 2007	—	$—
Restricted stock units granted	72	7.79

Balance at December 31, 2008	72	7.79
Restricted stock units granted	1,667	5.84
Restricted stock units vested	(72)	7.79	$371
Restricted stock units canceled	(30)	6.05

Balance at December 31, 2009	1,637	$5.88

1.	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $0.6 million.

The following table summarizes stock option activity under the Plans:

	Stock Options	Weighted Average
(In thousands, except exercise price)	Outstanding	Exercise Price

Balance at December 31, 2006	9,249	$11.50
Options granted	2,514	8.59
Options exercised	(1,311)	6.30
Options canceled	(933)	12.03
Options expired	(50)	28.28

Balance at December 31, 2007	9,469	11.31
Options granted	3,013	8.16
Options exercised	(777)	6.14
Options canceled	(818)	13.45
Options expired	(89)	28.98

Balance at December 31, 2008	10,798	10.50
Options granted	825	5.70
Options exercised	(115)	4.80
Options canceled	(688)	10.20
Options expired	(321)	35.44

Balance at December 31, 2009	10,499	$9.44

Options vested and exercisable as of December 31, 2009	7,254	$10.27

Options vested and expected-to-vest as of December 31, 2009	10,405	$9.46

The weighted-average fair value of options granted was $2.88, $3.79, and $4.56 for 2009, 2008, and 2007, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2009:

	Stock Options Outstanding
		Weighted-
		Average	Stock Options Exercisable
	Number	Remaining	Weighted-	Number	Weighted
	Outstanding at	Contractual	Average	Exercisable at	Average
	December 31,	Life	Exercise	December 31,	Exercise
	2009	(Years)	Price	2009	Price
Range of Exercise Prices	(In thousands, except exercise price and life)

$ 0.19 — 5.63	1,475	5.0	$4.75	681	$3.79
5.66 — 6.67	1,585	3.9	5.93	1,499	5.92
6.71 — 8.17	2,759	5.3	8.11	1,190	8.10
8.20 — 8.95	2,283	4.2	8.40	1,635	8.44
9.00 — 10.97	1,483	2.2	9.71	1,392	9.70
11.05 — 23.57	706	1.5	19.87	650	20.63
31.56 — 121.68	208	0.3	61.33	207	61.33

	10,499	4.0	$9.44	7,254	$10.27

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2009 was 3.4 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at December 31, 2009 was 4.0 years. The weighted-average remaining contractual life of all vested and expected-to-vest restricted stock units at December 31, 2009 was 1.4 years.

Aggregate pre-tax intrinsic value of options outstanding and exercisable at December 31, 2009, 2008 and 2007 was $2.4 million, $1.2 million and $23.7 million, respectively. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $3.0 million at December 31, 2009. The aggregate intrinsic value of restricted stock units vested and expected-to-vest, net of estimated forfeitures, was $9.8 million at December 31, 2009. Aggregate pre-tax intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $6.32 as of December 31, 2009, $5.61 as of December 31, 2008 and $10.48 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the exercise date. The aggregate intrinsic value of exercised stock options was $0.2 million, $2.3 million and $5.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

The total realized tax benefit attributable to stock options exercised during the period in jurisdictions where this expense is deductible for tax purposes was $0.1 million in 2007. There was no such realized tax benefit in 2008 or 2009.

Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent amendments thereto, which amendments were approved by the Company’s stockholders, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, the Company’s stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the purchase period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2009, 2008 and 2007, the number of shares of stock issued under the purchase plans was 705,206, 468,545 and 669,871 shares at weighted average prices of $5.24, $7.88 and $4.82, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans was $2.23, $2.86 and $2.38 for 2009, 2008 and 2007, respectively. At December 31, 2009, a total of 2,639,873 shares were reserved for future issuances under the 2002 Purchase Plan.

Retirement/Savings Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic makes discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. This employer contribution was suspended during the first quarter of 2009. Employer contribution totaled $0.3 million in 2008 and $0.3 million in 2007.

Stock-based Compensation

The following table summarizes the impact of options, restricted stock units and employee stock purchase plan awards on stock-based compensation costs for employees and non-employees included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007:

		Year Ended
		December 31,
	2009	2008	2007
	(In thousands)

Employee stock-based compensation in:
Cost of sales	$1,517	$1,137	$997

Research and development expense	3,846	2,845	2,012
Sales, general and administrative expense	5,215	3,824	2,847

Total employee stock-based compensation in operating expense	9,061	6,669	4,859

Total employee stock-based compensation	10,578	7,806	5,856
Amount capitalized in inventory	19	5	1
Total other stock-based compensation(1)	—	—	339

Total stock-based compensation	$10,597	$7,811	$6,196

1. Other stock-based compensation represents charges related to non-employee stock options.

As of December 31, 2009, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $18.8 million. This amount will be recognized as expense using the straight-line attribution method over a weighted average recognition period of 2.3 years.

The fair value of each restricted stock unit grant is based on the underlying value of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007

Expected life (years)	4.75	4.75	4.75	0.5	0.5	0.5
Volatility	60%	51%	58%	76%	46%	51%
Risk-free interest rate	1.7%	3.1%	4.7%	0.5%	2.3%	4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The expected term for employee stock options and the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

The Company uses the historical volatility over the expected term of the options and the ESPP offering period to estimate the expected volatility. The Company believes that the historical volatility, at this time, represents fairly the future volatility of its common stock.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

NOTE 14: INCOME TAXES

Income (loss) before provision for (benefit from) income taxes consists of the following:

	2009	2008	2007
	(In thousands)

United States	$9,749	$130,806	$24,260
International	(19,484)	(84,837)	1,261

	$(9,735)	$45,969	$25,521

The provision for (benefit from) income taxes consists of the following:

	2009	2008	2007
	(In thousands)

Current:
United States	$2,107	$37,483	$1,677
International	471	353	423
Deferred:
United States	11,261	(54,993)	—
International	565	(866)	—

	$14,404	$(18,023)	$2,100

Harmonic’s provision for (benefit from) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the income (loss) before income taxes as follows:

		December 31,
	2009	2008	2007
	(In thousands)

Provision for (benefit from) income taxes at U.S. Federal statutory rate	$(3,407)	$16,089	$8,933
State Taxes	(1,661)	2,168	416
Differential in rates on foreign earnings	(1,768)	(1,859)	56
Losses for which no benefit, (benefit) is taken	8,980	(15,306)	(9,887)
Alternative minimum taxes	—	—	837
Change in valuation allowance	8,150	(53,450)	—
Change in liabilities for uncertain tax positions	2,390	32,646	424
Non-deductible stock compensation	1,811	1,170	1,076
Research credits	(1,163)	—	—
Other	1,072	519	245

Provision for (benefit from) income taxes	$14,404	$(18,023)	$2,100

Deferred tax assets (liabilities) comprise the following:

		December 31,
	2009	2008	2007
	(In thousands)

Deferred tax assets:
Reserves and accruals	$19,876	$29,395	$35,365
Net operating loss carryovers	21,925	5,317	58,646
Depreciation and amortization	7,440	8,189	9,091
Research and development credit carryovers	14,930	12,775	11,462
Deferred stock compensation	4,703	3,309	2,158
Other tax credits	3,883	4,658	1,000
Other	292	2,384	1,989

Total deferred tax assets	73,049	66,027	119,711
Valuation allowance	(18,025)	(1,904)	(112,330)

Net deferred tax assets	55,024	64,123	7,381
Deferred tax liabilities:
Intangibles	(7,331)	(4,604)	(7,013)

Net deferred tax assets	$47,693	$59,519	$368

On January 1, 2007 the Company adopted the applicable accounting guidance for accounting for uncertainty in income taxes . The effect of adopting this revised accounting guidance was a decrease in the Company’s retained earnings of $2.1 million for interest and penalties. At the date of adoption the Company had $8.5 million of unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	2009	2008	2007
	(In millions)

Beginning of the year balance	$46.5	$12.1	$12.1
Increases related to tax positions	1.7	34.9	0.7
Expiration of the statute of limitations for the assessment of taxes and release of other tax contingencies	(1.2)	(0.5)	(0.7)

End of the year balance	$47.0	$46.5	$12.1

The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $47.0 million at December 31, 2009. We also accrued potential interest of $1.6 million, related to these unrecognized tax benefits during 2009, and in total, as of December 31, 2009, the Company had recorded liabilities for potential penalties and interest of $0.9 million and $4.4. million, respectively. In 2009, the Company reversed $1.2 million of liability due to the expiration of the statute of limitations, utilization of net operating losses and the release of a liability from long term to current taxes payable during the year. During the years ended December 31, 2007 and 2008, we accrued potential interest of $0.8 million and $0.8 million, potential penalties of $0.2 million and $0.0 million, and reversed $0.7 million and $0.5 million of liabilities due to the expiration of the statute of limitations, respectively. The Company anticipates a decrease of $3.0 million in unrecognized tax benefits due to expiration of the statute of limitations within the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2009 tax years generally remain subject to examination by their respective tax authorities.

The Company anticipates the unrecognized tax benefits may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable and offset against deferred tax assets, if recognized, would reduce the annual income provision.

Pursuant to applicable accounting guidance on accounting for income taxes, the Company is required to periodically review the Company’s deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In 2008, the Company released $110.4 million of the valuation allowance against all of the Company’s U.S. and certain foreign net deferred tax assets, of which $3.3 million was accounted for as a reduction to goodwill related to the Entone acquisition. In accordance with applicable accounting guidance, the Company evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such, the Company determined that a valuation allowance was no longer necessary because, based on the available evidence, the Company concluded that realization of these net deferred tax assets was more likely than not. In the event that, in the future, the Company determines that a valuation allowance is necessary with respect to the Company’s U.S. and certain foreign deferred tax assets, the Company would incur a charge equal to the amount of the valuation allowance in the period in which the Company made such determination, and this could have a material and adverse impact on the Company’s results of operations for such period. As of December 31, 2009, the Company’s valuation allowance was $18.0 million, which primarily relates to the Scopus net operating losses, and a portion of the California tax credits. More specifically, new California tax legislation enacted on February 20, 2009 provides for the election of a single sales apportionment formula beginning in 2011. The Company anticipates it will elect the single sales apportionment method. The use of this apportionment method reduces the amount of expected future state taxable income which required the Company to record a valuation allowance against a portion of its California tax credits.

As of December 31, 2009, the Company had $9.7 million of federal and $67.9 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2021 and 2014 for federal tax purposes and for state tax purposes, respectively. As of December 31, 2009 the Company had foreign net operating loss carryforwards of $77.0 million which do not expire. As of December 31, 2009, the portion of the federal net operating loss carryforwards which relates to stock option deductions is approximately $3.8 million. As of December 31, 2009, the portion of state net operating carryforwards which relates to stock option deductions is approximately $8.3 million. The Company is tracking the portion of the Company’s deferred tax assets attributable to stock option benefits in a separate memo account pursuant to applicable accounting guidance. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to applicable accounting guidance, the stock option benefits will only be recorded to equity when they reduce cash taxes payable.

As of December 31, 2009, the Company had federal and state tax credits carryovers of approximately $13.5 million and $15.4 million, respectively, available to offset future taxable income. The federal credits expire beginning in 2009, while the state credits will not expire.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

U.S. income taxes were not provided for on a cumulative total of approximately $12.0 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The

Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2009 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

NOTE 15: SEGMENT INFORMATION

The Company operates its business in one reportable segment, which is the design, manufacture and sales of versatile and high performance video infrastructure products and system solutions that enable the Company’s customers to efficiently prepare and deliver broadcast and on-demand services to televisions, personal computers and mobile devices, as well as providing video processing solutions to telecommunications companies, or telcos, broadcasters and on-line media companies that offer video services. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

The Company’s revenue by product sales is summarized as follows:

Product Sales Information:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Video Processing	$135,034	$137,390	$134,744
Edge and Access	117,355	165,246	125,270
Service and Support	39,557	33,832	28,023
Software and Other	27,620	28,495	23,167

	$319,566	$364,963	$311,204

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales:
United States	$162,023	$205,162	$175,257
International	157,543	159,801	135,947

Total	$319,566	$364,963	$311,204

Property and equipment:
United States	$18,015	$12,159	$11,834
International	7,926	3,269	2,248

Total	$25,941	$15,428	$14,082

Major Customers. To date, a substantial majority of Harmonic’s net sales have been to relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future.

In 2009, sales to Comcast accounted for 16% of net sales. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net sales, respectively. In 2007, sales to Comcast and EchoStar accounted for 16% and 12% of net sales, respectively.

The Company’s assets are primarily located within the United States of America.

NOTE 16: RELATED PARTY

A director of Harmonic is also a director of JDS Uniphase Corporation, from whom the Company purchases products used in the manufacture of the Company’s products. Product purchases from JDS Uniphase were approximately $0.5 million, $0.9 million and $1.0 million during 2009, 2008 and 2007, respectively. As of December 31, 2009, Harmonic had liabilities to JDS Uniphase of an insignificant amount.

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

	2009	2008
	(In thousands)

Balance as of January 1	$5,361	$5,786
Acquired warranty obligation from Scopus acquisition	2,379	—
Accrual for current period warranties	991	4,345
Adjustments for preexisting warranties	—	832
Warranty costs incurred	(4,545)	(5,602)

Balance as of December 31	$4,186	$5,361

Standby Letters of Credit. As of December 31, 2009 the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to customs bond requirements, performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.1 million.

Indemnifications. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters and other vendors, such as building contractors, pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnifications provisions through December 31, 2009.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Commitments — Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through December 2019. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2010. Total lease payments related to these operating leases were $14.4 million, $14.0 million and

$12.9 million for 2009, 2008 and 2007, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2009, are as follows:

Total
(In thousands)

2010	$12,208
2011	952
2012	1,685
2013	4,078
2014	4,032
Thereafter	21,473

$44,428

As of December 31, 2009, $5.6 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 5 “Restructuring, Excess Facilities and Inventory Provisions.”

Commitments — Royalties. Harmonic has licensed certain technologies from various companies and incorporates this technology into its own products and is required to pay royalties usually based on shipment of products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During 2009, 2008 and 2007 royalty expenses were $2.6 million, $2.4 million and $1.6 million, respectively.

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

Commitments — Contingencies. Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or the Company’s customers. Such assertions and claims arise in the normal course of the Company’s operations. The resolution of assertions and claims cannot be predicted with certainty. Management believes that the final outcome of such matters will not have a material adverse effect on Harmonic’s business, operating results, financial position or cash flows.

NOTE 19: LEGAL PROCEEDINGS

On May 15, 2003, a derivative action purporting to be on the Company’s behalf was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The complaint in the securities class action litigation also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, or the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. On March 20, 2009, the Court hearing the derivative action granted final approval of a settlement in connection with the matter, which settlement released Harmonic’s officers and directors from all claims brought in the derivative lawsuit and the Company paid $550,000 for the plaintiff’s attorneys’ fees.

On July 3, 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. On August 6, 2007, the District Court granted the Company’s motion to dismiss. The plaintiffs appealed this motion and on June 19, 2008 the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference on September 6, 2008, the judge ordered the parties to mediation. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement on January 15, 2009. The settlement agreement provides that in exchange for a one-time lump sum payment from Harmonic to Litton of $5.0 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, and its contract manufacturers for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents and (ii) released Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in its selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm, are included on pages 67 and 69 of this Annual Report on Form 10-K, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2010 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2010 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this item is included in Part I, Item 1 hereof under the caption, “Executive Officers of Registrant”.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2010 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required for this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements at Item 8 on page 68 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

3.	Exhibits. The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 1, 2010.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President & Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ ROBIN N. DICKSON (Robin N. Dickson)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ LEWIS SOLOMON (Lewis Solomon)	Chairman	March 1, 2010

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	March 1, 2010

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Director	March 1, 2010

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	March 1, 2010

/s/ ANTHONY J. LEY (Anthony J. Ley)	Director	March 1, 2010

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	March 1, 2010

/s/ DAVID VAN VALKENBURG (David Van Valkenburg)	Director	March 1, 2010

EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with a (i), (ii), (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii), (xiii), (xiv), (xv), (xvi), (xvii), (xviii), (xix), (xx), (xxi), (xxii), (xxiii), (xxiv), (xv) (xxvi), (xxvii), (xxviii), and (xxix) are incorporated herein by reference.

Exhibit
Number

2	.1(iii)	Agreement and Plan of Merger and Reorganization by and among C-Cube Microsystems, Inc. and Harmonic Inc. dated October 27, 1999
3	.1(vi)	Certificate of Incorporation of Harmonic Inc. as amended
3	.2(xxiv)	Amended and Restated Bylaws of Harmonic Inc.
4	.1(i)	Form of Common Stock Certificate
4	.2(vii)	Preferred Stock Rights Agreement dated July 24, 2002 between Harmonic Inc. and Mellon Investor Services LLC
4	.3(vii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4	.4(i)	Registration and Participation Rights and Modification Agreement dated as of July 22, 1994 among Harmonic Inc. and certain holders of Registrant’s Common Stock
10	.1(i)*	Form of Indemnification Agreement
10	.2(xxiii)*	1995 Stock Plan
10	.3(i)*	1995 Director Option Plan and form of Director Option Agreement
10	.4(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note dated August 26, 1993, as amended on September 14, 1995, between Harmonic Inc. and Silicon Valley Bank
10	.5(ii)	Facility lease dated as of January 12, 1996 by and between Eastrich No. 137 Corporation and Harmonic Inc.
10	.6(viii)*	1999 Nonstatutory Stock Option Plan
10	.7(iv)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California
10	.8(iv)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California
10	.9(iv)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California
10	.10(iv)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California
10	.11(iv)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California
10	.12(xxiii)*	2002 Board Stock Plan
10	.13(xxviii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement
10	.14(v)	Supply License and Development Agreement, dated as of October 27, 1999, by and between C-Cube Microsystems and Harmonic Inc.
10	.15(ix)	First Amendment to Second Amended and Restated Loan and Security Agreement by and between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005
10	.16(x)	Transition Agreement by and between Harmonic Inc. and Anthony Ley, effective May 5, 2006
10	.17(xi)*	Change of Control Severance Agreement by and between Harmonic Inc. and Patrick Harshman, effective May 30, 2006
10	.18(xii)	Agreement and Plan of Merger, by and among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated as of August 21, 2006
10	.19(xiii)	Amendment No. 1 to Agreement and Plan of Merger, by and among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated November 29, 2006

10	.20(xx)	Second Amended and Restated Loan and Security Agreement, dated December 17, 2004, by and between Harmonic Inc. and Silicon Valley Bank
10	.21(xiv)	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of December 15, 2006, by and between Harmonic Inc. and Silicon Valley Bank
10	.22(xv)	Amendment No. 3 to the Second Amended and Restated Loan and Security Agreement, dated March 15, 2007, by and between Harmonic Inc. and Silicon Valley Bank
10	.23(xvi)*	Change of Control Severance Agreement by and between Harmonic Inc. and Charles Bonasera, effective April 24, 2007
10	.24(xvi)*	Change of Control Severance Agreement by and between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007
10	.25(xvii)	Agreement and Plan of Merger by and among Rhozet Corporation, Dusseldorf Acquisition Corporation, Harmonic Inc. and David Trescot, as shareholder representative, dated July 25, 2007
10	.26(xviii)	Purchase Agreement, dated October 31, 2007, by and between Harmonic Inc. and Merrill Lynch & Co
10	.27(xix)*	Change of Control Severance Agreement, dated October 1, 2007, between Harmonic Inc. and Matthew Aden
10	.28(xx)	Amendment No. 4 to the Second Amended and Restated Loan and Security Agreement, dated March 12, 2008, by and between Harmonic Inc. and Silicon Valley Bank
10	.29(xxv)	Agreement and Plan of Merger, by and among Harmonic Inc., Sunrise Acquisition Ltd., and Scopus Video Networks Ltd., dated December 22, 2008
10	.30(xxvi)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10	.31(xxvi)**	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp. dated September 22, 2003
10	.32(xxvi)**	Amendment dated January 6, 2006 to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp. dated September 22, 2003
10	.33(xxvi)**	Addendum 1 dated November 26, 2007 to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp. dated September 22, 2003
10	.34(xxi)*	Change of Control Severance Agreement by and between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008
10	.35(xxii)*	Change of Control Severance Agreement by and between Harmonic Inc. and Robin N. Dickson, effective June 3, 2008
10	.36(xxvii)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10	.37(xxvii)	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement dated March 4, 2009
10	.38(xxix)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009
21.1		Subsidiaries of Harmonic Inc.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

i.	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

ii.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

iii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.

iv.	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

v.	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.

vi.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

vii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

viii.	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

ix.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.

x.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 11, 2006.

xi.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

xii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 25, 2006.

xiii.	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

xiv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006.

xv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 22, 2007.

xvi.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

xvii.	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

xviii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 2007.

xix.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007.

xx.	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2007.

xxi.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

xxii.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 6, 2008.

xxiii.	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated October 23, 2008.

xxiv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 10, 2008.

xxv.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.

xxvi	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

xxvii	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

xxviii	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 10, 2009.

xxix	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.