Form 10-Q
period 2010-04-02
HARMONIC INC
filed 2010-05-12
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2010

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

Yes       [   ]            No       [X]

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 96,920,203 on April 30, 2010.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	April 2, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$155,960	$152,477
Short-term investments	111,838	118,593
Accounts receivable, net of allowances of $5,814 and $5,163	70,041	64,838
Inventories	39,609	35,066
Deferred income taxes	26,503	26,503
Prepaid expenses and other current assets	24,043	20,821

Total current assets	427,994	418,298
Property and equipment, net	28,750	25,941
Goodwill	64,637	63,953
Intangibles, net	22,649	25,265
Other assets	24,048	22,847

Total assets	$568,078	$556,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,217	$22,065
Income taxes payable	1,675	609
Deferred revenue	41,391	32,855
Accrued liabilities	31,092	37,584

Total current liabilities	95,375	93,113
Accrued excess facilities costs, long-term	19	58
Income taxes payable, long-term	41,391	43,948
Financing liability, long-term	11,127	6,908
Other non-current liabilities	2,717	4,804

Total liabilities	150,629	148,831

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 96,882 and 96,110 shares issued and outstanding	97	96
Capital in excess of par value	2,284,954	2,279,945
Accumulated deficit	(1,867,214)	(1,872,533)
Accumulated other comprehensive loss	(388)	(35)

Total stockholders’ equity	417,449	407,473

Total liabilities and stockholders’ equity	$568,078	$556,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share data)	2010	2009
Product sales	$74,434	$59,907
Service revenue	10,388	7,849

Net sales	84,822	67,756

Product cost of sales	41,010	38,681
Service cost of sales	3,006	3,690

Total cost of sales	44,016	42,371

Gross profit	40,806	25,385

Operating expenses:
Research and development	16,966	14,496
Selling, general and administrative	20,845	21,290
Amortization of intangibles	534	389

Total operating expenses	38,345	36,175

Income (loss) from operations	2,461	(10,790)

Interest income, net	384	1,358
Other expense, net	(371)	(494)

Income (loss) before income taxes	2,474	(9,926)
Provision for (benefit from) income taxes	(2,845)	8,917

Net income (loss)	$5,319	$(18,843)

Net income (loss) per share:
Basic	$0.06	$(0.20)

Diluted	$0.05	$(0.20)

Weighted average shares:
Basic	96,684	95,306

Diluted	97,344	95,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,319	$(18,843)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangibles	2,616	1,886
Depreciation	2,333	1,855
Stock-based compensation	3,243	2,374
Net loss on disposal of fixed assets	19	37
Deferred income taxes	(1,422)	—
Other non-cash adjustments, net	567	626
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,204)	17,329
Inventories	(4,512)	4,583
Prepaid expenses and other assets	(1,101)	9,524
Accounts payable	(3,356)	(3,203)
Deferred revenue	6,445	(3,068)
Income taxes payable	(1,616)	153
Accrued excess facilities costs	(1,697)	(1,556)
Accrued and other liabilities	(4,613)	(16,423)

Net cash used in operating activities	(2,979)	(4,726)

Cash flows from investing activities:
Purchases of investments	(35,367)	(60,657)
Proceeds from maturities of investments	41,292	33,013
Proceeds from sales of investments	—	25,715
Acquisition of property and equipment	(1,153)	(1,455)
Acquisition of Rhozet	—	(453)
Acquisition of Scopus	—	(62,397)

Net cash provided by (used in) investing activities	4,772	(66,234)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,736	2,025

Net cash provided by financing activities	1,736	2,025

Effect of exchange rate changes on cash and cash equivalents	(46)	(65)

Net increase (decrease) in cash and cash equivalents	3,483	(69,000)
Cash and cash equivalents at beginning of period	152,477	179,891

Cash and cash equivalents at end of period	$155,960	$110,891

Supplemental disclosure of cash flow information:
Income tax payments, net	$191	$2,203
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$—	$1,870
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2010. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2010, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective for us beginning in the first quarter of fiscal year 2011; however early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of the revised accounting guidance on its consolidated results of operations, financial condition and cash flows.
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
In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption by the Company in the first quarter of 2010 did not have a material impact on its consolidated results of operations or financial condition.
NOTE 3: SCOPUS ACQUISITION
On March 12, 2009, Harmonic completed the acquisition of 100% of the equity interests of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. Scopus was engaged in the development and support of digital video networking products that allowed network operators to transmit, process, and manage digital video content. Scopus’ primary products included integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, Scopus marketed multiplexers, network management systems (“NMS”), and other ancillary technology to its customers.
The acquisition of Scopus strengthened Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extended Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Scopus’ net tangible and intangible assets acquired resulting in goodwill of approximately $22.8 million that was recorded in connection with this acquisition.
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

The results of operations of Scopus are included in Harmonic’s Consolidated Statements of Operations from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$23,316
Investments	1,899
Accounts receivable (Gross amount due from accounts receivable of $6,977)	6,308
Inventory	15,899
Fixed assets	4,280
Other tangible assets acquired	2,312
Intangible assets:
Existing technology	10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trade names/trademarks	2,100
Order backlog	2,000
Maintenance agreements and related relationships	1,000
Goodwill	22,847

Total assets acquired	101,961
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(12,293)

Net assets acquired	86,369
Less: cash acquired	(23,316)

Net purchase price	$63,053

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of March 12, 2009. The Company used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the weighted average cost of capital of 16% giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired was established based on their highest and best used by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects were at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimated the value of the patents/core technology by capitalizing the profits saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method, and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology is being amortized upon completion over its projected remaining useful life as assessed on the completion date. Three of the in-process projects were completed in the fourth quarter of 2009 and the remaining three projects were completed in the first quarter of 2010. The completed technology is estimated to have useful lives between three and six years;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years, and

•	Trade name/trademarks are being amortized over their useful lives of five years; and

•	Order backlog was amortized over its useful life of six months.
The existing technology, patents/core technology, customer contracts, maintenance agreements and related relationships, trade name/trademarks and backlog are being amortized using the straight-line method which reflects the future projected cash flows.
The residual purchase price of $22.8 million has been recorded as goodwill. The goodwill as a result of this acquisition is not deductible for federal tax purposes.
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed on January 1, 2009. The unaudited pro forma financial information for the three months ended April 3, 2009 combines the results for Harmonic for the three months ended April 3, 2009, and the historical results of Scopus through March 12, 2009, the date of acquisition. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

Three Months Ended
(In thousands, except per share data)	April 3, 2009
Net sales	$72,084
Net loss	$(29,409)
Net loss per share — basic	$(0.31)
Net loss per share — diluted	$(0.31)
For the period from March 13, 2009 to April 3, 2009, Scopus products contributed revenues of $1.5 million and a net loss of $8.3 million. Included in the loss for the first quarter are excess and obsolete inventories expense of $5.8 million and severance expenses of $1.1 million.

NOTE 4: FAIR VALUE
The applicable accounting guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended April 2, 2010, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2010 and December 31, 2009 based on the three-tier fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Total
April 2, 2010
Money market funds	$117,274	$—	$—	$117,274
Corporate bonds	—	34,231	—	34,231
Corporate commercial paper	—	7,194	—	7,194
U.S. federal government bonds	—	33,112	—	33,112
State, municipal and local government agencies bonds	—	33,877	—	33,877
Foreign government debt securities	—	1,221	—	1,221

Total assets	$117,274	$109,635	$—	$226,909

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2009
Money market funds	$114,898	$—	$—	$114,898
Corporate bonds	—	35,707	—	35,707
U.S. federal government bonds	—	46,536	—	46,536
State, municipal and local government agencies bonds	—	30,381	—	30,381
Other debt securities	—	5,969	—	5,969

Total assets	$114,898	$118,593	$—	$233,491

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
April 2, 2010
U.S. federal, state, municipal and local government agencies bonds	$66,922	$101	$(34)	$66,989
Foreign government debt securities	1,102	119	—	1,221
Corporate debt securities	41,393	57	(25)	41,425

Total	$109,417	$277	$(59)	$109,635

December 31, 2009
U.S. federal, state, municipal and local government agencies bonds	$76,712	$214	$(9)	$76,917
Corporate debt securities	35,655	74	(22)	35,707
Other debt securities	5,744	234	(9)	5,969

Total	$118,111	$522	$(40)	$118,593

Impairment of Investments
Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive income (loss) before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of April 2, 2010.
As of April 2, 2010, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVENTORIES

	April 2,	December 31,
(In thousands)	2010	2009
Raw materials	$8,774	$8,633
Work-in-process	2,441	3,072
Finished goods	28,394	23,361

	$39,609	$35,066

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of April 2, 2010 and December 31, 2009:

	April 2, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Developed core technology	$65,391	$(50,016)	$15,375	$64,864	$(48,013)	$16,851
In-process technology	—	—	—	600	—	600
Customer relationships/contracts	37,897	(33,828)	4,069	37,900	(33,541)	4,359
Trademarks and tradenames	7,357	(5,284)	2,073	7,369	(5,136)	2,233
Supply agreements	3,408	(3,408)	—	3,427	(3,427)	—
Maintenance agreements and related relationships	1,600	(489)	1,111	1,600	(405)	1,195
Software license, intellectual property and assembled workforce	309	(288)	21	309	(282)	27
Order backlog	2,000	(2,000)	—	2,000	(2,000)	—

Subtotal of identified intangibles	117,962	(95,313)	22,649	118,069	(92,804)	25,265
Goodwill	64,637	—	64,637	63,953	—	63,953

Total goodwill and other intangibles	$182,599	$(95,313)	$87,286	$182,022	$(92,804)	$89,218

The changes in the carrying amount of goodwill for the three months ended April 2, 2010 are as follows:

(In thousands)	Goodwill
Balance as of December 31, 2009	$63,953
Adjustment to deferred tax liability associated with the Scopus acquisition	786
Foreign currency translation adjustments	(102)

Balance as of April 2, 2010	$64,637

For the three months ended April 2, 2010, the Company recorded a total of $2.6 million of amortization expense for identified intangibles, of which $2.1 million was included in cost of sales. For the three months ended April 3, 2009, the Company recorded a total of $1.9 million of amortization expense for identified intangibles, of which $1.5 million was included in cost of sales. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(In thousands)

		Operating
Years Ending December 31,	Cost of Sales	Expenses	Total
2010 (remaining 9 months)	$6,012	$1,601	$7,613
2011	4,214	2,124	6,338
2012	2,840	1,932	4,772
2013	1,569	1,313	2,882
2014	500	283	783
2015	261	—	261

Total	$15,396	$7,253	$22,649

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES
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
In the first quarter of 2009, the Company recorded a total of $7.4 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of sales, consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the three months ended April 3, 2009.
As of April 2, 2010, accrued excess facilities cost totaled $3.6 million, substantially all of which was included in current accrued liabilities and is expected to be paid in the remainder of 2010. The Company incurred cash outlays of $1.7 million during the first three months of 2010 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes the activities in the restructuring accrual during the first quarter of 2010:

	Excess	Campus	BTL	Scopus
(In thousands)	Facilities	Consolidation	Closure	Facilities	Total
Balance at December 31, 2009	$3,117	$1,715	$276	$224	$5,332
Provisions/(recoveries)	—	—	—	—	—
Cash payments, net of sublease income	(1,050)	(572)	(33)	(42)	(1,697)

Balance at April 2, 2010	$2,067	$1,143	$243	$182	$3,635

NOTE 8: CREDIT FACILITIES AND LONG-TERM DEBT
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 2, 2011. As of April 2, 2010, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At April 2, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at April 2, 2010). Borrowings are payable monthly and are not collateralized.
NOTE 9: FINANCING LIABILITY FOR CONSTRUCTION IN PROGRESS
In December 2009, the Company entered into a lease for a building in San Jose, California that will replace its current facility as corporate headquarters. In January 2010, the Company began a build-out of this facility and expects to incur approximately $21.5 million in construction costs. Under the terms of the lease, the landlord will reimburse up to $18.8 million of these construction costs. Because certain improvements constructed by the Company were considered structural in nature and the Company is responsible for any cost overruns, the Company is considered to be the owner of the construction project for accounting purposes under applicable accounting guidance on the effect of lessee involvement in asset construction.
Therefore, the Company capitalized the fair value of the building of $6.9 million with a corresponding credit to financing liability. The fair value was determined as of December 31, 2009 using a combination of the sales comparison approach and the income capitalization approach. For the quarter ended April 2, 2010, the liability increased by $4.1 million primarily due to the addition of leasehold improvements. Each major construction element will be capitalized and amortized over its useful life.
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
NOTE 10: BENEFIT PLANS
Stock Option Plans. Harmonic has reserved 13,857,000 shares of Common Stock for issuance under various employee stock option plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Restricted stock units have no exercise price and generally vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. Restricted stock units granted reduce the number of shares reserved for grant under the plans by two shares for every unit granted. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Beginning on February 27, 2006, option grants have a term of seven years. Certain awards provide for accelerated vesting if there is a change in control. In the first quarter of 2010 and 2009, employees received restricted stock units valued at $8.7 million and $6.6 million, respectively.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan to, among other things, increase the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares, and to rename the Plan the “2002 Director Stock Plan.” Harmonic had a total of 396,000 shares of Common Stock reserved for issuance under the Plan as of April 2, 2010. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, have no exercise price and vest either after one year or the vesting date chosen for such award. Restricted stock units granted reduce the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. During the three months ended April 2, 2010 and April 3, 2009, there were no restricted stock units granted to non-employee directors.
A summary of share-based award activity during the quarter ended April 2, 2010 is as follows (in thousands):

Shares
Available
for Grant
Balance at December 31, 2009	4,054
Options granted	(725)
Restricted stock units granted	(2,717)
Restricted stock units canceled	78
Options canceled	151
Options expired	7

Balance at April 2, 2010	848

The following table summarizes restricted stock units activity under the Plans:

		Weighted
	RSUs	Average Fair Value	Aggregate Fair
(In thousands except exercise price)	Outstanding	Per Share	Value (1)
Balance at December 31, 2009	1,637	$5.88
Restricted stock units granted	1,359	6.41
Restricted stock units released	(412)	5.67	$2,527
Restricted stock units canceled	(39)	5.89

Balance at April 2, 2010	2,545	6.17

(1)	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $2.3 million.
The following table summarizes stock option activity under the Plans:

	Stock Options	Weighted Average
(In thousands except exercise price)	Outstanding	Exercise Price
Balance at December 31, 2009	10,499	$9.44
Options granted	725	6.42
Options exercised	(38)	5.56
Options canceled	(151)	8.38
Options expired	(69)	87.98

Balance at April 2, 2010	10,966	$8.77

Options vested and exercisable as of April 2, 2010	7,743	$9.35

Options vested and expected-to-vest as of April 2, 2010	10,851	$8.80

The weighted-average fair value of options granted for the three months ended April 2, 2010 was $3.18. The weighted-average fair value of options granted for the three months ended April 3, 2009 was $2.85.
The following table summarizes information regarding stock options outstanding at April 2, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	April 2, 2010	(Years)	Exercise Price	April 2, 2010	Exercise Price
	(In thousands, except exercise price and life)
$ 0.19 -- 5.63	1,432	4.6	$4.73	889	$4.21
5.66 -- 6.41	2,196	4.6	6.06	1,510	5.91
6.45 -- 8.17	2,797	5.0	8.06	1,407	8.10
8.20 -- 8.93	2,105	3.9	8.36	1,656	8.39
8.95 -- 10.97	1,599	2.1	9.64	1,492	9.65
11.05 -- 23.57	698	1.3	19.92	650	20.57
31.56 -- 77.15	139	0.2	48.07	139	48.07

	10,966	4.0	$8.77	7,743	$9.35

The weighted-average remaining contractual life for all exercisable stock options at April 2, 2010 was 3.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at April 2, 2010 was 3.9 years. The weighted-average remaining contractual life of all vested and expected-to-vest restricted stock units at April 2, 2010 was 1.8 years.
Aggregate intrinsic value of options exercisable at April 2, 2010 was $2.5 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $2.9 million at April 2, 2010. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $6.32 as of April 2, 2010, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was insignificant during the three months ended April 2, 2010.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent amendments thereto, which amendments were approved by the Company’s stockholders, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, the Company’s stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first three months of 2010 and 2009, the number of shares of stock issued under the purchase plans was 420,066 and 352,071 at weighted average prices of $5.07 and $5.41, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans during the first three months of 2010 and 2009 was $1.91 and $2.26, respectively. At April 2, 2010, a total of 2,219,807 shares were reserved for future issuances under the 2002 Purchase Plan.
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
Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and April 3, 2009:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009
Employee stock-based compensation in:
Cost of sales	$478	$338

Research and development expense	1,109	870
Selling, general and administrative expense	1,656	1,166

Total employee stock-based compensation in operating expense	2,765	2,036

Total employee stock-based compensation expense	3,243	2,374
Amount capitalized into inventory	31	22

Total stock-based compensation	$3,274	$2,396

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	2010	2009	2010	2009
Expected life (years)	4.7	4.7	0.5	0.5
Volatility	57%	60%	50%	74%
Risk-free interest rate	2.5%	1.7%	0.4%	0.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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
For the three months ended April 2, 2010, our effective tax rate was a benefit of 115% compared to a provision of 90% for the same period a year ago, inclusive of discrete items.
For the three months ended April 2, 2010, the difference between our effective tax rate benefit of 115% and the federal statutory rate of 35% is primarily attributable to various discrete items, the differential in foreign tax rates, non deductible stock-based compensation expense, and California research and development credits. The discrete items recorded in the first quarter of 2010 principally relate to a benefit associated with the reversal of previously provided foreign income taxes due to expiration of the statute of limitations and, to a lesser extent, a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets. The reduction in the valuation allowance on the California deferred tax assets is due to an increase in the estimated amount of income that will be apportioned to California, based on anticipated changes in the geographic mix of sales.
For the three months ended April 3, 2009, the difference between our effective tax rate of 90% and the federal statutory rate of 35% is primarily attributable to various discrete items, the differential in foreign tax rates, non deductible stock-based compensation expense, non-deductible acquisition costs related to the Scopus acquisition, and California research and development credits. The discrete items recorded in the first quarter of 2009 increased the effective tax rate by approximately 60% which is principally related to new California tax legislation, as more fully described below, net of a reversal of previously provided foreign income taxes due to expiration of the statute of limitations.
On February 20, 2009, California enacted legislation, which among other things, provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under applicable accounting guidance on accounting for income taxes to compute our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor at the end of any reporting period. For the first quarter of 2009, the impact of the new legislation resulted in a change to the state effective tax rate used to compute the Company’s California deferred tax assets resulting in a corresponding reduction to the amount of previously recorded California deferred tax assets. In addition, we recorded an additional valuation allowance on certain California tax attributes that were not expected be realizable in the foreseeable future given the expected decrease in the amount of income that will be allocated to California under the single factor apportionment formula.
In compliance with applicable accounting guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties of approximately $52.3 million as of December 31, 2009, and approximately $50.0 million as of April 2, 2010. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $2.9 million in the next 12 months due to statute of limitation expirations.

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended April 2, 2010, we recorded a net reduction of $0.8 million for interest and penalties related to uncertain tax positions resulting in a balance at April 2, 2010 of $4.5 million.
The tax years 2002- 2009 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
NOTE 12: NET INCOME (LOSS) PER SHARE
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
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009

Potentially dilutive equity awards outstanding	11,729	12,958

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share data)	2010	2009
Net income (loss) (numerator)	$5,319	$(18,843)

Shares calculation (denominator):
Weighted average shares outstanding — basic	96,684	95,306
Effect of dilutive securities:
Potential common stock relating to equity awards outstanding	660	—

Average shares outstanding — diluted	97,344	95,306

Net income (loss) per share — basic	$0.06	$(0.20)

Net income (loss) per share — diluted	$0.05	$(0.20)

NOTE 13: COMPREHENSIVE INCOME (LOSS)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009
Net income (loss)	$5,319	$(18,843)
Change in unrealized gain (loss) on investments, net	(138)	336
Foreign currency translation	(216)	(147)

Total comprehensive income (loss)	$4,965	$(18,654)

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
Our revenue by product sales is summarized as follows:
Product Sales Information:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009
Product sales:
Video processing	$38,890	$35,664
Edge and access	35,544	24,243
Service and support	10,388	7,849

Total	$84,822	$67,756

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:
Geographic Information:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009
Net sales:
United States	$42,592	$32,118
Japan	2,776	7,818
International	39,454	27,820

Total	$84,822	$67,756

Property and equipment:
United States	$21,194	$11,481
International	7,556	8,343

Total	$28,750	$19,824

Major Customers. In the first quarter of 2010, sales to Comcast accounted for 14% of net sales. In the first quarter of 2009, sales to Comcast accounted for 16% of net sales.

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

	Three Months Ended
	April 2,	April 3,
(In thousands)	2010	2009
Balance at beginning of the period	$4,186	$5,360
Scopus acquisition	—	2,379
Accrual for current period warranties	451	633
Warranty costs incurred	(1,211)	(1,453)

Balance at end of the period	$3,426	$6,919

Standby Letters of Credit. As of April 2, 2010, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.0 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through April 2, 2010.
Guarantees. As of April 2, 2010, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
On April 19, 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that Harmonic’s Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to these patents. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.
An unfavorable outcome on any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement or an unfavorable outcome on any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.
Harmonic may be subject to claims that have arisen in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position or cash flows.
NOTE 17: SUBSEQUENT EVENTS
On May 6, 2010, Harmonic entered into a definitive agreement to acquire Omneon Inc., a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the Agreement and Plan of Reorganization, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. This represents a total purchase value of approximately $274 million, based on the closing price of Harmonic common stock on May 5, 2010, net of cash to be acquired of approximately $32 million. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to the approval of Omneon’s stockholders, and Harmonic has entered into voting agreements with holders of approximately 66% of Omneon’s outstanding shares of capital stock, pursuant to which such Omneon stockholders agree to vote in favor of the transaction. The proposed acquisition is also subject to other customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010.
The proposed acquisition of Omneon is intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content. The acquisition is also intended to broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement its existing video processing products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;

•	Our expectation that international sales will continue to account for a significant portion of our net sales for the foreseeable future;

•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products;

•	Our expectation that we will record a total of approximately $6.0 million in amortization of intangibles in cost of sales in the remaining nine months of 2010, excluding the impact of any amortization related to the potential Omneon acquisition;

•	Our expectation that we will record a total of approximately $1.6 million in amortization of intangibles in operating expenses in the remaining nine months of 2010, excluding the impact of any amortization related to the potential Omneon acquisition;

•	Our expectation that our capital expenditures will be in the range of $12 million to $13 million during 2010;

•	Our belief that the net proceeds from our previously completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;

•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;

•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;

•	Our expectation that sales to cable television, satellite and telecommunications operators will constitute a significant portion of net sales for the foreseeable future;

•	Our expectation that we will successfully complete the announced acquisition of Omneon and we will be able to achieve the resulting benefits of the acquisition;

•	Our expectation that we will make acquisitions in the future;

•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;
•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;
•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows;
•	Our expectation that the proposed acquisition of Omneon will close in the third quarter of 2010, if at all;
•	Our expectation that the acquisition of Omneon would strengthen Harmonic’s competitive position in the digital media market and broaden our relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content, and that it would broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement its existing video processing products; and
•	Our expectation that operating results are likely to fluctuate in the future.
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
In the first quarter of 2010, Harmonic’s net sales of $84.8 million increased 25% compared to the first quarter of 2009. The increase in sales in the first quarter of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our domestic and international cable customers for products and solutions related to VOD, M-CMTS and switched digital video applications. Gross margins increased in the first quarter of 2010 compared to the corresponding period in 2009 due to higher sales volumes in 2010 and, in addition, from reduced provisions for excess and obsolete inventory which were recorded in the first quarter of 2009 resulting from the discontinuance of certain Scopus products and employee severance costs.
Historically, a majority of our net sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the first quarter of 2010 and 2009, sales to Comcast accounted for 14% and 16% of net sales, respectively.
Sales to customers outside of the U.S. in the first quarter of 2010 represented 50% of net sales, compared to 53% for the comparable period in 2009. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Sales denominated in foreign currencies were approximately 7% in the first three months of 2010 compared to 5% for the comparable period of 2009. We expect international sales to continue to account for a significant portion of our net sales for the foreseeable future.
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
On May 6, 2010, Harmonic entered into a definitive agreement to acquire Omneon Inc., or Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the Agreement and Plan of Reorganization, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. This represents a total purchase value of approximately $274 million, based on the closing price of Harmonic common stock on May 5, 2010, net of cash to be acquired of approximately $32 million. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to the approval of Omneon’s stockholders, and Harmonic has entered into voting agreements with holders of approximately 66% of Omneon’s outstanding shares of capital stock, pursuant to which such Omneon stockholders agree to vote in favor of the transaction. The proposed acquisition is also subject to other customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010.
The proposed acquisition of Omneon is intended to strengthen Harmonic’s competitive position in the digital media market and to broaden our relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content. The acquisition is also intended to broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement our existing video processing products.
On March 12, 2009, Harmonic completed the acquisition of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. The purchase price, net of $23.3 million of cash acquired, was $62.4 million, which was paid from Harmonic’s existing cash balances. Scopus engages in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products include integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, Scopus markets multiplexers, network management systems (“NMS”), and other ancillary technology to its customers. The acquisition of Scopus strengthens Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extends Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. Results of operations for the Scopus acquisition are reflected in the accompanying Harmonic financial data from the effective date of the acquisition, which was March 12, 2009. Sales of Scopus product are primarily reported within the video processing product line.
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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010 and the notes to the condensed consolidated financial statements as of and for the three month period ended April 2, 2010, included herein. Our most critical accounting policies have not changed since December 31, 2009 and include the following:
•	Revenue recognition;
•	Allowances for doubtful accounts, returns and discounts;
•	Valuation of inventories;
•	Impairment of goodwill or long-lived assets;
•	Restructuring costs and accruals for excess facilities;
•	Assessment of the probability of the outcome of litigation;
•	Accounting for income taxes, and
•	Stock-based compensation.
Results of Operations
Harmonic’s historical condensed consolidated statements of operations data for the first quarter of 2010 and the first quarter of 2009 as a percentage of net sales, are as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
Product sales	88%	88%
Service revenue	12	12

Net sales	100	100

Product cost of sales	48	57
Service cost of sales	4	6

Cost of sales	52	63

Gross profit	48	37
Operating expenses:
Research and development	20	21
Selling, general and administrative	24	31
Amortization of intangibles	1	1

Total operating expenses	45	53

Income (loss) from operations	3	(16)
Interest income, net	1	2
Other expense, net	(1)	(1)

Income (loss) before income taxes	3	(15)
Provision for (benefit from) income taxes	(3)	13

Net income (loss)	6%	(28)%

Net Sales — Consolidated
Harmonic’s consolidated net sales in the first quarter of 2010 compared with the corresponding period in 2009 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net sales in the first quarter of 2010 compared with the corresponding period in 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Product Sales Data:
Video Processing	$38,890	$35,664
Edge and Access	35,544	24,243
Service and Support	10,388	7,849

Net sales	$84,822	$67,756

Video Processing increase	$3,226
Edge and Access increase	11,301
Service and Support increase	2,539

Total increase	$17,066

Video Processing percent change	9.0%
Edge and Access percent change	46.6%
Service and Support percent change	32.3%
Total percent change	25.2%
Net sales increased in the first quarter of 2010 compared to the same period of 2009 principally due to increased demand from our domestic and international cable customers as well as an improved economic environment worldwide. Sales of video processing products were higher in the first quarter of 2010 compared to the same period in the prior year primarily due to increased sales of products resulting from the acquisition of Scopus. The increase in sales of products of the edge and access products line in the first quarter of 2010 compared to the same period in 2009 was primarily due to an increase in sales of edge products, such as our Narrowcast Services Gateway Edge QAM products, which are used for VOD, M-CMTS and switched digital video applications to domestic and international cable operators. The increase in sales of service and support in the first quarter of 2010 compared to the same period in 2009 was primarily from increased support revenue as a result of an expanded customer base and the timing in the renewal of pre-existing maintenance agreements.
Net Sales — Geographic
Harmonic’s domestic and international net sales in the first quarter of 2010 compared with the corresponding period in 2009 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net sales in the first quarter of 2010 compared with the corresponding period in 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Geographic Sales Data:
U.S.	$42,592	$32,118
International	42,230	35,638

Net sales	$84,822	$67,756

U.S. increase	$10,474
International increase	6,592

Total increase	$17,066

U.S. percent change	32.6%
International percent change	18.5%
Total percent change	25.2%

The increased U.S. sales in the first quarter of 2010 compared to the corresponding period in 2009 were principally due to increased demand from our domestic cable customers for edge products used in VOD, M-CMTS and switched digital video and increased support revenue.
International sales in the first quarter of 2010 increased compared to the corresponding period in 2009 primarily due to increased demand from our international cable customers and sales of Scopus products. International sales increased in the first quarter of 2010 compared to the corresponding period in 2009 primarily in the European, Middle East and Canadian markets. We expect that international sales will continue to account for a significant portion of our net sales for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net sales in the first quarter of 2010 as compared with the corresponding period of 2009 are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the first quarter of 2010 as compared with the corresponding period in 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Gross profit	$40,806	$25,385
As a % of net sales	48.1%	37.5%

Increase	$15,421
Percent change	60.7%
The increase in gross profit in the first quarter of 2010 as compared to the corresponding period in 2009 was primarily due to higher sales in 2010, and a decrease in provisions totaling $6.5 million recorded in 2009 primarily for excess and obsolete inventories associated with the discontinuance of certain Scopus products and employee severance costs principally related to the integration of Scopus into Harmonic. The gross margin percentage of 48.1% in the first quarter of 2010 compared to 37.5% in the first quarter of 2009 was higher mainly due to lower provisions for excess and obsolete inventories, which were partially offset by higher freight expense. In the first quarter of 2009, the Company recorded $6.5 million to cost of sales as a result of the discontinuance of certain Scopus’ products and severance costs related to terminated employees. Additionally, the Company recorded severance costs related to terminated employees in its California operations during the first quarter of 2009, which were also included in cost of sales.
In the first quarter of 2010, $2.1 million of amortization of intangibles was included in cost of sales compared to $1.5 million in the first quarter of 2009. The higher amortization of intangible expense in the first quarter of 2010 was due to the amortization of intangibles arising from the Scopus acquisition which was completed in March 2009. We expect to record approximately $6.0 million in amortization of intangibles expenses in cost of sales in the remaining nine months of 2010 related to intangible assets acquired in connection with the acquisitions of Entone Technologies, Inc., Rhozet Corporation and Scopus Video Networks Ltd.

Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net sales in the first quarter of 2010, as compared with the corresponding period of 2009, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the first quarter of 2010 as compared with the corresponding period of 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Research and development expense	$16,966	$14,496
As a % of net sales	20.0%	21.4%

Increase	$2,470
Percent change	17.0%
The increase in research and development expense in the first quarter of 2010 compared to the corresponding period in 2009 was primarily the result of increased compensation expense of $1.0 million, increased facilities expense of $0.7 million, increased outside engineering services of $0.4 million and increased stock-based compensation expense of $0.2 million. The increased compensation expense is primarily due to increased headcount related to the Scopus acquisition as well as additional hiring of employees engaged in engineering activities. The increased facilities expense is primarily due to the additional facilities, such as building leases and overhead, assumed in connection with the Scopus acquisition.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net sales in the first quarter of 2010, as compared with the corresponding period of 2009, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the first quarter of 2010 as compared with the corresponding period of 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Selling, general and administrative expense	$20,845	$21,290
As a % of net sales	24.6%	31.4%

Decrease	$(445)
Percent change	(2.1)%
The decrease in selling, general and administrative expense in the first quarter of 2010 compared to the corresponding period in 2009 was primarily a result of lower acquisition-related expenses of $3.4 million associated with the purchase of Scopus during the first quarter of 2009, which was partially offset by increased compensation expense of $0.8 million, increased facilities expense of $0.6 million, increased stock-based compensation expense of $0.5 million, increased bad debt expense of $0.4 million and increased travel expense of $0.4 million. The increased compensation expense is primarily due to increased headcount related to the Scopus acquisition and higher commission expense resulting from increased net sales in 2010. The increased facilities expense is primarily due to the additional facilities, such as building leases and overhead, assumed in connection with the Scopus acquisition.

Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net sales in the first quarter of 2010 as compared with the corresponding period of 2009 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the first quarter of 2010 as compared with the corresponding period of 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Amortization of intangibles	$534	$389
As a % of net sales	0.6%	0.6%

Increase	$145
Percent change	37.3%
The increase in the amortization of intangibles expense in the first quarter of 2010 compared to the corresponding period in 2009 was primarily due to the amortization of intangible assets obtained in connection with the acquisition of Scopus during the first quarter of 2009. Harmonic expects to record a total of approximately $1.6 million in amortization of intangibles expense in operating expenses in the remaining nine months of 2010 due to the amortization of intangible assets resulting from the acquisitions of Entone, Rhozet and Scopus.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net sales in the first quarter of 2010 as compared with the corresponding period of 2009, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the first quarter of 2010 as compared with the corresponding period of 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Interest income, net	$384	$1,358
As a % of net sales	0.5%	2.0%

Decrease	$(974)
Percent change	(71.7)%
The decrease in interest income, net, in the first three months of 2010 compared to the corresponding period of 2009 was due primarily to the lower interest rates earned on Harmonic’s cash, cash equivalents, and short-term investment portfolio balances during the first quarter of 2010.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net sales in the first quarter of 2010 as compared with the corresponding period of 2009, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the first quarter of 2010 as compared with the corresponding period of 2009.

	Three Months Ended
(In thousands, except percentages)	April 2, 2010	April 3, 2009
Other expense, net	$371	$494
As a % of net sales	0.4%	0.7%

Decrease	$(123)
Percent change	(24.9)%

The decrease in other expense, net, in the first quarter of 2010 compared to the corresponding period of 2009 was primarily due to lower foreign exchange losses on accounts receivable denominated in currencies other than the U.S. dollar.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated net sales in the first quarter of 2010 as compared with the corresponding period of 2009, are presented in the table below. Also presented are the related dollar and percentage change in income taxes in the first quarter of 2010 as compared with the corresponding period of 2009.

(In thousands, except percentages)	Three Months Ended
	April 2, 2010	April 3, 2009
Provision for (benefit from) income taxes	$(2,845)	$8,917
As a % of net sales	(3.4)%	13.2%

Decrease	$(11,762)
Percent change	(131.9)%
The decrease in the provision for income taxes in the first quarter of 2010 compared to the same period in 2009 was primarily attributable to the reversal of foreign taxes previously accrued as uncertain tax benefits that are no longer required due to an expiration of the statute of limitations and to a lesser extent, a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets, both of which are recorded as discrete items.
Liquidity and Capital Resources

(In thousands)	Three Months Ended
	April 2, 2010	April 3, 2009
Net cash used in operating activities	$(2,979)	$(4,726)
Net cash provided by (used in) investing activities	$4,772	$(66,234)
Net cash provided by financing activities	$1,736	$2,025
As of April 2, 2010, cash, cash equivalents and short-term investments totaled $267.8 million, compared to $271.1 million as of December 31, 2009. Cash used in operations in the first three months of 2010 was $3.0 million, resulting from net income of $5.3 million, adjusted for $7.4 million in non-cash charges and a $15.7 million net change in assets and liabilities. The significant non-cash charges included stock-based compensation, depreciation and amortization of intangible assets. The net change in assets and liabilities included an increase in accounts receivable due to higher shipments in the first quarter of 2010 compared to the first quarter of 2009, a decrease in accrued liabilities primarily from the payment of incentive compensation, an increase in inventories primarily due to an increase in service and demo inventories, and lower accounts payable primarily from the payment of inventory purchases, which was partially offset by an increase in deferred revenue.
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
Net cash provided by investing activities was $4.8 million for the three months ended April 2, 2010, compared to net cash used in investing activities of $66.2 million in the corresponding period in 2009. The increase in net cash provided in the first quarter of 2010 is primarily due to the net cash provided by the maturity of investments which was in excess of the purchase of investments. The 2009 use of cash for investing activities was primarily due to our acquisition of Scopus. Harmonic currently expects capital expenditures to be in the range of $12 million to $13 million during 2010.

Net cash provided by financing activities was $1.7 million for the three months ended April 2, 2010, compared to $2.0 million in the corresponding period in 2009, as a result of proceeds received primarily from the sale of our common stock under our 2002 Purchase Plan.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 2, 2011. As of April 2, 2010, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic is unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At April 2, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at April 2, 2010). Borrowings are payable monthly and are not collateralized.
The anticipated use of approximately $190 million in cash upon closing of the Omneon acquisition will significantly reduce our cash balances. Nevertheless, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. For example, on May 6, 2010, Harmonic entered into a definitive agreement to acquire Omneon. Under the terms of the Agreement and Plan of Reorganization, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price, which is expected to be funded out of Harmonic’s existing cash balances, is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.
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
Off-Balance Sheet Arrangements
None as of April 2, 2010.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the first quarter of 2010 compared to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009. However, as noted above, On May 6, 2010, Harmonic entered into an Agreement and Plan of Reorganization to acquire Omneon for an aggregate of (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010.

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

Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 7% and 5% of net sales in the first three months of 2010 and 2009, respectively. In addition, the Company has various international offices that provide sales support, engineering and systems integration services. Periodically, Harmonic enters into foreign currency exchange contracts and options to manage exposure related to accounts receivable and expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At April 2, 2010, we had forward contracts to sell Euros totaling $5.6 million that mature during the second quarter of 2010. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of foreign currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of April 2, 2010, our cash, cash equivalents and investments balance was $267.8 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $1.8 million.

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
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls.
On March 12, 2009, we acquired Scopus and, as a result, we have begun integrating the processes, systems and controls relating to Scopus into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of Scopus, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On April 19, 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that Harmonic’s Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to these patents. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.
Harmonic may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position and cash flows.

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
The financial difficulties of certain of our customers and changes in our customers’ deployment plans adversely affected our business in the past. Recently, economic conditions in the countries in which we operate and sell products have been very weak, and global economic conditions and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries has slowed significantly or receded in recent years, and economic growth may remain sluggish during 2010, although there has been an increase in economic activity recently. The severity or length of time that these adverse economic and financial market conditions may persist is unknown. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.
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
Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Sales to our ten largest customers in the first quarter of 2010 and the fiscal years 2009 and 2008 accounted for approximately 51%, 47% and 58% of net sales, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to further expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006.

In the first quarter of 2010, sales to Comcast accounted for 14% of our net sales. In fiscal year 2009, sales to Comcast accounted for 16% of our net sales. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
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
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
•	video compression standards such as MPEG-4 AVC/H.264 for both standard definition and high definition services;
•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;
•	the greater use of protocols such as IP;
•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and
•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders, or PVRs, and a variety of “smart phone” mobile devices, such as the iPhone.

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
As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on May 6, 2010 , we entered into a definitive agreement to acquire Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware.
Under the terms of the definitive agreement, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. The definitive agreement contains certain termination rights for both Harmonic and Omneon, including a fiduciary termination right on the part of Omneon, and includes provisions requiring Omneon to pay Harmonic a termination fee under certain circumstances. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010. In addition, on March 12, 2009, we completed the acquisition of Scopus Video Networks Ltd., on July 31, 2007, we completed the acquisition of Rhozet Corporation and on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. We expect to make additional acquisitions in the future.
We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:
•	the possibility that an acquisition may not close because of, among other things, a failure of a party to satisfy the conditions to closing or an acquisition target entering into an alternative transaction;
•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition transaction;
•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;
•	difficulties in integrating acquired companies’ systems, controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;
•	adverse effects on new and existing business relationships with suppliers and customers;
•	channel conflicts and disputes between distributors and other partners of us and the acquired companies;
•	potential difficulties in completing projects associated with in-process research and development;
•	risks associated with entering markets in which we have no or limited prior experience;
•	the potential loss of key employees of acquired businesses;
•	difficulties in the assimilation of different corporate cultures and practices;
•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;
•	substantial charges for acquisition costs, which are required to be expensed under recent accounting guidance on business combinations;
•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;
•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and
•	delays in realizing or failure to realize the benefits of an acquisition.
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
Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in the countries in which we operate and sell products have been weak, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow or stopped in 2008, and slowed further or remained relatively flat in 2009 in the U.S. and internationally. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008.
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

We may not realize the anticipated improvement in our operating results and other benefits expected from our recently completed acquisition of Scopus, and we may not realize the benefits to our business from the proposed acquisition of Omneon, any of which could adversely affect our business and cause our stock price to decline.
Our recently completed acquisition of Scopus involved the integration of two companies that had previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process. While the integration process began in March 2009, when the Scopus acquisition was consummated, it has taken some time to substantially complete the integration. Further, we recently entered into a definitive agreement to acquire Omneon, and expect to close the acquisition in the third quarter of 2010. It is still possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies requires the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize benefits from the acquisition of Scopus or the proposed acquisition of Omneon. If we are unable to realize these benefits, our business and operating results may be adversely affected, and our stock price may decline.
We depend on our international sales and are subject to the risks associated with international operations, which may negatively affect our operating results.
Sales to customers outside of the U.S. in the first quarter of 2010 and fiscal years 2009 and 2008 represented 50%, 49% and 44% of net sales, respectively, and we expect that international sales will continue to represent a meaningful portion of our net sales for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase sales in international markets are subject to a number of risks, including:
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
When we completed the acquisition of Scopus in March 2009, Scopus was headquartered and had a substantial majority of its operations in Israel. This acquisition resulted in the addition of 221 employees based in Israel. In addition, we maintain a facility in Caesarea in Israel with a total of 85 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of April 2, 2010, we had a total of 235 employees based in Israel, or approximately 28% of our workforce.
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
The recent negative conditions in the global credit and financial markets have had an adverse impact on the liquidity of certain investments. In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition.
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
Stock exchange regulations related to equity compensation could adversely affect our ability to raise capital and our ability to attract and retain key personnel.
Since our inception, we have used equity compensation, including stock options, restricted stock units and employee stock purchase plan awards, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board, or FASB, issued guidance that requires us to record a charge to earnings for employee stock options, restricted stock unit grants and employee stock purchase plan awards for all periods from January 1, 2006. This guidance has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the first quarter of 2010, stock-based compensation expense recognized under this guidance was $3.2 million, which consisted of stock-based compensation expense related to restricted stock units, stock options and employee stock purchases plan awards.
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
On May 6, 2010, we entered into a definitive agreement to acquire Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the definitive agreement, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010. In order to complete this acquisition, we would be required to expend a significant amount of our existing cash and cash equivalents balance.
Taking into account the proposed acquisition of Omneon and the expected use of cash required to complete the transaction, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of unanticipated strategic opportunities, to satisfy our other liabilities, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operate and into which we sell our products, increased uncertainty in the financial, capital and credit markets, as well as conditions in the cable and satellite industries. In particular, companies are experiencing difficulty raising capital from issuances of debt or equity securities in the current capital market environment, and may also have difficulty securing credit financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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
Our DiviCom business, which we acquired in 2000, and the C-Cube semiconductor business (acquired by LSI Logic in June 2001) collaborated on the production and development of two video encoding microelectronic chips prior to our acquisition of the DiviCom business. In connection with the acquisition, we have entered into a contractual relationship with the spun-off semiconductor business of C-Cube, under which we have access to certain of the spun-off semiconductor business technologies and products on which the DiviCom business depends for certain product and service offerings. The current term of this agreement is through October 2010, with automatic annual renewals unless terminated by either party in accordance with the agreement provisions. On July 27, 2007, LSI announced that it had completed the sale of its consumer products business (which includes the design and manufacture of encoding chips) to Magnum Semiconductor, and the agreement which provides us with access to certain of the spun-off semiconductor business technologies and products was assigned to Magnum Semiconductor. If the spun-off semiconductor business is not able to or does not sustain its development and production efforts in this area, our business, financial condition, results of operations and cash flow could be harmed.
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
We currently hold 42 issued U.S. patents and 17 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
On April 19, 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that Harmonic’s Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic has not been served in the case. Harmonic is currently evaluating its position with respect to these patents. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 6, 2010, we entered into a definitive agreement to acquire Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the definitive agreement, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2010.
The definitive agreement contemplates that Harmonic will submit to the California Commissioner of Corporations an application for a permit pursuant to Sections 25121 and 25142 of the California Corporate Securities Law of 1968, so that, if approved, the issuance of Harmonic common stock as part of the merger consideration would be exempt from registration under federal securities laws by virtue of the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Index
10.39	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement between Harmonic Inc. and Silicon Valley Bank dated March 4, 2010

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.
By:	/s/ Robin N. Dickson
Robin N. Dickson
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 12, 2010

Exhibit
Number	Exhibit Index
10.39	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement between Harmonic Inc. and Silicon Valley Bank dated March 4, 2010

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer