Form 10-Q
period 2010-07-02
HARMONIC INC
filed 2010-08-10
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 2, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       [   ]            No       [X]

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 97,547,917 on July 27, 2010.

PART I	4
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	33
PART II	34
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	51
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	51
ITEM 5. OTHER INFORMATION	52
ITEM 6. EXHIBITS	53
SIGNATURES	54
EX-10.39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	July 2, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$187,893	$152,477
Short-term investments	90,028	118,593
Accounts receivable, net of allowances of $5,182 and $5,163	71,363	64,838
Inventories	42,816	35,066
Deferred income taxes	26,503	26,503
Prepaid expenses and other current assets	25,234	20,821

Total current assets	443,837	418,298
Property and equipment, net	42,962	25,941
Goodwill	64,603	63,953
Intangibles, net	20,033	25,265
Other assets	23,742	22,847

Total assets	$595,177	$556,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,694	$22,065
Income taxes payable	2,583	609
Deferred revenue	40,049	32,855
Accrued liabilities	30,720	37,584

Total current liabilities	102,046	93,113
Accrued excess facilities costs, long-term	—	58
Income taxes payable, long-term	39,884	43,948
Financing liability, long-term	24,323	6,908
Other long-term liabilities	2,228	4,804

Total liabilities	168,481	148,831

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 97,529 and 96,110 shares issued and outstanding as of July 2, 2010 and December 31, 2009, respectively	98	96
Capital in excess of par value	2,290,463	2,279,945
Accumulated deficit	(1,862,769)	(1,872,533)
Accumulated other comprehensive loss	(1,096)	(35)

Total stockholders’ equity	426,696	407,473

Total liabilities and stockholders’ equity	$595,177	$556,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2010	2009	2010	2009
Product revenue	$84,261	$70,513	$158,695	$130,420
Service revenue	11,283	10,780	21,671	18,629

Net revenue	95,544	81,293	180,366	149,049

Product cost of revenue	46,058	43,458	87,069	82,140
Service cost of revenue	3,804	4,288	6,810	7,977

Total cost of revenue	49,862	47,746	93,879	90,117

Gross profit	45,682	33,547	86,487	58,932

Operating expenses:
Research and development	16,977	15,450	33,943	29,946
Selling, general and administrative	24,074	20,735	44,919	42,026
Amortization of intangibles	534	1,534	1,067	1,922

Total operating expenses	41,585	37,719	79,929	73,894

Income (loss) from operations	4,097	(4,172)	6,558	(14,962)

Interest income, net	425	823	809	2,181
Other expense, net	(126)	(188)	(497)	(682)

Income (loss) before income taxes	4,396	(3,537)	6,870	(13,463)
Provision for (benefit from) income taxes	(49)	4,382	(2,894)	13,300

Net income (loss)	$4,445	$(7,919)	$9,764	$(26,763)

Net income (loss) per share
Basic	$0.05	$(0.08)	$0.10	$(0.28)

Diluted	$0.05	$(0.08)	$0.10	$(0.28)

Weighted average shares
Basic	96,998	95,703	96,845	95,563

Diluted	97,570	95,703	97,529	95,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 2,	July 3,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,764	$(26,763)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	5,231	5,645
Depreciation	4,404	4,090
Stock-based compensation	6,663	4,943
Net loss on disposal of fixed assets	27	187
Deferred income taxes	(1,422)	—
Other non-cash adjustments, net	1,076	1,563
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,529)	5,573
Inventories	(7,724)	8,415
Prepaid expenses and other assets	90	8,214
Accounts payable	(1,616)	(2,419)
Deferred revenue	4,595	274
Income taxes payable	(2,211)	4,200
Accrued excess facilities costs	(3,398)	(2,806)
Accrued and other liabilities	(3,467)	(24,237)

Net cash provided by (used in) operating activities	5,483	(13,121)

Cash flows from investing activities:
Purchases of investments	(39,035)	(70,221)
Proceeds from maturities of investments	66,127	64,839
Proceeds from sales of investments	—	27,240
Acquisition of property and equipment	(13,175)	(3,775)
Acquisition of Rhozet	—	(453)
Acquisition of Scopus	—	(63,053)

Net cash provided by (used in) investing activities	13,917	(45,423)

Cash flows from financing activities:
Proceeds from lease financing liability	12,385	—
Proceeds from issuance of common stock, net	3,833	4,185

Net cash provided by financing activities	16,218	4,185

Effect of exchange rate changes on cash and cash equivalents	(202)	145

Net increase (decrease) in cash and cash equivalents	35,416	(54,214)
Cash and cash equivalents at beginning of period	152,477	179,891

Cash and cash equivalents at end of period	$187,893	$125,677

Supplemental disclosure of cash flow information:
Income tax payments, net	$770	$2,414
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$—	$1,870
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective beginning in the first quarter of fiscal year 2011; however early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of the revised accounting guidance on its consolidated results of operations, financial condition and cash flows.
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
In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the interim reporting requirements by the Company in the first quarter of 2010 did not have a material impact on its consolidated results of operations or financial condition.
NOTE 3: ACQUISITIONS
Omneon
On May 6, 2010, Harmonic entered into a definitive agreement to acquire Omneon Inc., a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the Agreement and Plan of Reorganization, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. This represents a total purchase value of approximately $274 million, based on the closing price of Harmonic common stock on May 5, 2010, net of cash to be acquired of approximately $32 million. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to the approval of Omneon’s stockholders, and Harmonic has entered into voting agreements with holders of approximately 66% of Omneon’s outstanding shares of capital stock, pursuant to which such Omneon stockholders agree to vote in favor of the transaction. The proposed acquisition is also subject to other customary closing conditions and regulatory approvals and is expected to close in the second half of 2010.
The Company has incurred a total of $2.4 million of transaction expenses, which were expensed as selling, general and administrative expenses in the second quarter of 2010.
The proposed acquisition of Omneon is intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content. The acquisition is also intended to broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement Harmonic’s existing video processing products.
Scopus
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

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of March 12, 2009. The Company used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the weighted average cost of capital of 16% giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired was established based on their highest and best used by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects were at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimated the value of the patents/core technology by capitalizing the profits saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method; and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology is being amortized upon completion over its projected remaining useful life as assessed on the completion date. Three of the in-process projects were completed in the fourth quarter of 2009 and the remaining three projects were completed in the first quarter of 2010. The completed technology is estimated to have useful lives between three and six years;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years;

•	Trade name/trademarks are being amortized over their useful lives of five years; and

•	Order backlog was amortized over its useful life of six months.
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
The following unaudited pro forma financial information presented below summarizes the combined results of operations as if the merger had been completed on January 1, 2009. The unaudited pro forma financial information for the six months ended July 3, 2009 combines the results for Harmonic for the six months ended July 3, 2009, and the historical results of Scopus through March 12, 2009, the date of acquisition. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

Six Months Ended
(In thousands, except per share data)	July 3, 2009
Net revenue	$153,377
Net loss	$(37,328)
Net loss per share — basic	$(0.39)
Net loss per share — diluted	$(0.39)
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended July 2, 2010, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2010 and December 31, 2009 based on the three-tier fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Total
July 2, 2010
Money market funds	$146,256	$—	$—	$146,256
Corporate bonds	—	31,515	—	31,515
Corporate commercial paper	—	5,198	—	5,198
U.S. federal government bonds	—	25,151	—	25,151
State, municipal and local government agencies bonds	—	25,958	—	25,958

Total assets	$146,256	$87,822	$—	$234,078

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2009
Money market funds	$114,898	$—	$—	$114,898
Corporate bonds	—	35,707	—	35,707
U.S. federal government bonds	—	46,536	—	46,536
State, municipal and local government agencies bonds	—	30,381	—	30,381
Other debt securities	—	5,969	—	5,969

Total assets	$114,898	$118,593	$—	$233,491

At July 2, 2010 and July 3, 2009, short-term investments are as follows:

(In thousands)	July 2, 2010	December 31, 2009
Short-term investments:
Less than one year	$65,814	$84,771
Due in 1-2 years	18,414	27,821
Due in 3-27 years	5,800	6,001

Total	$90,028	$118,593

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
July 2, 2010
U.S. federal, state, municipal and local government agencies bonds	$51,041	$78	$(10)	$51,109
Corporate debt securities	36,697	38	(22)	36,713

Total	$87,738	$116	$(32)	$87,822

December 31, 2009
U.S. federal, state, municipal and local government agencies bonds	$76,712	$214	$(9)	$76,917
Corporate debt securities	35,655	74	(22)	35,707
Other debt securities	5,744	234	(9)	5,969

Total	$118,111	$522	$(40)	$118,593

Impairment of Investments
Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive income (loss). In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive income (loss) before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of July 2, 2010.
As of July 2, 2010, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVENTORIES

	July 2,	December 31,
(In thousands)	2010	2009
Raw materials	$7,675	$8,633
Work-in-process	1,822	3,072
Finished goods	33,319	23,361

	$42,816	$35,066

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of July 2, 2010 and December 31, 2009:

	July 2, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Developed core technology	$65,367	$(52,068)	$13,299	$64,864	$(48,013)	$16,851
In-process technology	—	—	—	600	—	600
Customer relationships/contracts	37,897	(34,118)	3,779	37,900	(33,541)	4,359
Trademarks and tradenames	7,353	(5,440)	1,913	7,369	(5,136)	2,233
Supply agreements	3,401	(3,401)	—	3,427	(3,427)	—
Maintenance agreements and related relationships	1,600	(573)	1,027	1,600	(405)	1,195
Software license, intellectual property and assembled workforce	309	(294)	15	309	(282)	27
Order backlog	2,000	(2,000)	—	2,000	(2,000)	—

Subtotal of identified intangibles	117,927	(97,894)	20,033	118,069	(92,804)	25,265
Goodwill	64,603	—	64,603	63,953	—	63,953

Total goodwill and other intangibles	$182,530	$(97,894)	$84,636	$182,022	$(92,804)	$89,218

The changes in the carrying amount of goodwill for the six months ended July 2, 2010 are as follows:

(In thousands)	Goodwill
Balance as of December 31, 2009	$63,953
Adjustment to deferred tax liability associated with the Scopus acquisition	786
Foreign currency translation adjustments	(136)

Balance as of July 2, 2010	$64,603

For the three and six months ended July 2, 2010, the Company recorded a total of $2.6 million and $5.2 million of amortization expense for identified intangibles, of which $2.1 million and $4.2 million, was included in cost of revenue, respectively. For the three and six months ended July 3, 2009, the Company recorded a total of $3.7 million and $5.6 million of amortization expense for identified intangibles, of which $2.2 million and $3.7 million was included in cost of revenue, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(In thousands)

		Operating
Years Ending December 31,	Cost of Revenue	Expenses	Total
2010 (remaining 6 months)	$3,930	$1,067	$4,997
2011	4,214	2,124	6,338
2012	2,840	1,932	4,772
2013	1,569	1,313	2,882
2014	500	283	783
2015	261	—	261

Total	$13,314	$6,719	$20,033

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES
The Company has recorded restructuring and excess facilities charges beginning in 2001 and throughout subsequent years as a result of changing conditions in the use of its facilities in the United States and the United Kingdom. The initial expenses that had been recorded to selling, general and administrative expense and the related liabilities have been adjusted periodically for changes in sublease income estimates.
In the first quarter of 2009, the Company recorded a total of $7.4 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of revenue, consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the three months ended April 3, 2009.
As of July 2, 2010, accrued excess facilities cost totaled $1.9 million, which was included in current accrued liabilities and is expected to be substantially paid in the remainder of 2010. The Company incurred cash outlays of $3.4 million during the first six months of 2010 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes the activities in the restructuring accrual during the first six months of 2010:

	Excess	Campus	BTL	Scopus
(In thousands)	Facilities	Consolidation	Closure	Facilities	Total
Balance at December 31, 2009	$3,117	$1,715	$276	$224	$5,332
Provisions/(recoveries)	—	—	—	—	—
Cash payments, net of sublease income	(2,101)	(1,152)	(62)	(83)	(3,398)

Balance at July 2, 2010	$1,016	$563	$214	$141	$1,934

NOTE 8: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 2, 2011. As of July 2, 2010, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At July 2, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at July 2, 2010). Borrowings are payable monthly and are not collateralized.
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
Therefore, the Company capitalized the fair value of the building of $6.9 million with a corresponding credit to financing liability. The fair value was determined as of December 31, 2009 using a combination of the revenue comparison approach and the income capitalization approach. For the six months ended July 2, 2010, the liability increased by $17.1 million due to additional leasehold improvements, by $0.2 million due to land lease expense and by $0.1 million due to capitalized interest expense. Each major construction element will be capitalized and amortized over its useful life.
Upon completion of construction, the Company will assess whether or not it qualifies for sale-leaseback accounting under applicable accounting guidance. At that time, the Company will determine whether the lease will be treated as a capital or operating lease.
NOTE 10: BENEFIT PLANS
Stock Option Plans. Harmonic has reserved 24,207,000 shares of Common Stock for issuance under various employee stock option plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Beginning on February 27, 2006, option grants had a term of seven years. Restricted stock units have no exercise price and generally vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. In May 2010, Harmonic stockholders approved amendments to the 1995 Stock Plan (the “1995 Plan”) and increased the maximum number of shares of common stock authorized for issuance by an additional 10,600,000 shares, decreased the maximum term of stock options to seven years and changed the share counting provisions to provide that each award with an exercise price below 100% of the fair market value on the grant date (or no exercise price) would decrease the 1995 Plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the 1995 Plan reserve by 1.5 shares for every unit or share forfeited. Previously, restricted stock units granted reduced the number of shares reserved for grant under the plans by two shares for every unit granted. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Certain awards provide for accelerated vesting if there is a change in control. In the first six months of 2010 and 2009, employees received restricted stock units valued at $9.5 million and $6.8 million, respectively.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan to, among other things, increase the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares, and to rename the Plan the “2002 Director Stock Plan.” In May 2010, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 400,000 shares and changed the share counting provisions to provide that each award of restricted stock units would decrease the 2002 Plan reserve 1.5 shares for every unit granted and any forfeitures of unvested restricted stock units would increase the 1995 Stock Plan reserve by 1.5 shares for every unit forfeited. Harmonic had a total of 752,000 shares of Common Stock reserved for issuance under the Plan as of July 2, 2010. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, have no exercise price and vest either after one year or the vesting date chosen for such award. Previously, restricted stock units granted reduced the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding ten years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. During the six months ended July 2, 2010 and July 3, 2009, there were 87,367 and 99,463 units granted to non-employee directors, respectively.
A summary of share-based award activity during the six months ended July 2, 2010 is as follows (in thousands):

Shares
Available
for Grant
Balance at December 31, 2009	4,054
Shares authorized	11,000
Options granted	(945)
Restricted stock units granted	(3,072)
Restricted stock units canceled	116
Options canceled	278
Options expired	39

Balance at July 2, 2010	11,470

The following table summarizes restricted stock unit activity under the Plans:

		Weighted
	RSUs	Average Fair Value	Aggregate Fair
(In thousands except exercise price)	Outstanding	Per Share	Value (1)
Balance at December 31, 2009	1,637	$5.88
Restricted stock units granted	1,589	6.29
Restricted stock units released	(595)	5.81	$3,582
Restricted stock units canceled	(58)	6.08

Balance at July 2, 2010	2,573	$6.12

(1)	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $3.5 million.
The following table summarizes stock option activity under the Plans:

	Stock Options	Weighted Average
(In thousands except exercise price)	Outstanding	Exercise Price
Balance at December 31, 2009	10,499	$9.44
Options granted	945	6.26
Options exercised	(113)	4.62
Options canceled	(278)	8.63
Options expired	(136)	76.55

Balance at July 2, 2010	10,917	$8.40

Options vested and exercisable as of July 2, 2010	7,847	$8.85

Options vested and expected-to-vest as of July 2, 2010	10,808	$8.41

The weighted-average fair value of options granted for the six months ended July 2, 2010 was $3.09. The weighted-average fair value of options granted for the six months ended July 3, 2009 was $2.86.
The following table summarizes information regarding stock options outstanding at July 2, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	July 2, 2010	(Years)	Exercise Price	July 2, 2010	Exercise Price
	(In thousands, except exercise price and life)
$ 0.19 -- 5.73	1,634	4.8	$4.93	924	$4.38
5.79 -- 6.41	2,135	4.4	6.07	1,457	5.92
6.45 -- 8.17	2,754	4.9	8.06	1,536	8.09
8.20 -- 8.93	2,058	3.8	8.36	1,716	8.38
8.95 -- 10.62	1,558	1.9	9.63	1,480	9.64
10.70 -- 13.67	206	3.4	11.44	162	11.52
14.50 -- 33.50	572	0.1	24.22	572	24.22

	10,917	3.8	$8.39	7,847	$8.85

The weighted-average remaining contractual life for all exercisable stock options at July 2, 2010 was 3.2 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at July 2, 2010 was 3.8 years. The weighted-average remaining contractual life of all vested and expected-to-vest restricted stock units at July 2, 2010 was 1.6 years.
Aggregate intrinsic value of options exercisable at July 2, 2010 was $1.1 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $1.1 million at July 2, 2010. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $5.60 as of July 2, 2010, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.1 million and $0.2 million during the three and six months ended July 2, 2010, respectively.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent stockholder-approved amendments, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, the Company’s stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first six months of 2010 and 2009, the number of shares of stock issued under the purchase plans was 864,800 and 705,206 at weighted average prices of $4.90 and $5.24, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans during the first six months of 2010 and 2009 was $1.91 and $2.22, respectively. At July 2, 2010, a total of 1,775,073 shares were reserved for future issuances under the 2002 Purchase Plan.
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

Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and July 3, 2009:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2010	2009	2010	2009
Employee stock-based compensation in:
Cost of revenue	$527	$373	$1,006	$710

Research and development expense	1,158	929	2,266	1,799
Selling, general and administrative expense	1,734	1,267	3,391	2,434

Total employee stock-based compensation in operating expense	2,892	2,196	5,657	4,233

Total employee stock-based compensation	3,419	2,569	6,663	4,943
Amount capitalized as inventory	(5)	(18)	25	4

Total stock-based compensation	$3,414	$2,551	$6,688	$4,947

As of July 2, 2010, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $25.0 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.4 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Expected life (years)	4.80	4.75	4.76	4.75
Volatility	55%	60%	56%	60%
Risk-free interest rate	2.2%	2.3%	2.4%	1.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Expected life (years)	0.5	0.5	0.5	0.5
Volatility	50%	82%	50%	78%
Risk-free interest rate	0.4%	0.6%	0.4%	0.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and employee stock purchase plan awards. The dividend yield assumption is based on our history and expectation of dividend payouts.
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
For the three and six months ended July 2, 2010, our effective tax rate was a benefit of 1.1% and 42.1%, respectively, compared to a provision of 123.9% and 98.8% for the same periods a year ago, inclusive of discrete items.
For the three months ended July 2, 2010, the difference between our effective tax rate benefit of 1.1% and the federal statutory rate of 35% was primarily attributable to various discrete items, the differential in foreign tax rates, non deductible stock-based compensation expense, and California research and development credits. The discrete items recorded in the second quarter of 2010 principally related to a benefit associated with the reversal of previously provided foreign income taxes due to the expiration of the statute of limitations.
For the six months ended July 2, 2010, the difference between our effective tax rate benefit of 42.1% and the federal statutory rate of 35% was primarily attributable to various discrete items, the differential in foreign tax rates, non deductible stock-based compensation expense, and California research and development credits. The discrete items recorded for the six months ended July 2, 2010, principally related to a benefit associated with the reversal of previously provided foreign income taxes due to expiration of the statute of limitations, and a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets. The reduction in the valuation allowance on the California deferred tax assets was due to an increase in the estimated amount of income that will be apportioned to California, based on anticipated changes in the geographic mix of sales.
On February 20, 2009, California enacted legislation, which among other things, provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under applicable accounting guidance on accounting for income taxes to compute our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor at the end of any reporting period. For the first quarter of 2009, the impact of the new legislation resulted in a change to the state effective tax rate used to compute the Company’s California deferred tax assets resulting in a corresponding reduction to the amount of previously recorded California deferred tax assets. In the first quarter of 2010, the Company recorded a reduction in the valuation allowance on the California deferred tax assets due to an increase in the estimated amount of income that would be apportioned to California, based on anticipated changes in the geographic mix of sales. Any future changes to the estimate may result in an adjustment to the amount of the California deferred tax assets recognized. In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $52.3 million as of December 31, 2009, and approximately $46.3 million as of July 2, 2010. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $2.3 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended July 2, 2010, we recorded a net reduction of $0.6 million for interest and penalties related to uncertain tax positions resulting in a balance at July 2, 2010 of $4.7 million.

The tax years 2002-2009 remain open to examination by various federal, state and foreign taxing jurisdictions to which we are subject.
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
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Potentially dilutive equity awards outstanding	11,755	9,618	11,715	10,132

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income (loss) (numerator)	$4,445	$(7,919)	$9,764	$(26,763)

Shares calculation (denominator):
Weighted average shares outstanding — basic	96,998	95,703	96,845	95,563
Effect of dilutive securities:
Potential common stock relating to equity awards outstanding	572	—	684	—

Average shares outstanding — diluted	97,570	95,703	97,529	95,563

Net income (loss) per share — basic	$0.05	$(0.08)	$0.10	$(0.28)

Net income (loss) per share — diluted	$0.05	$(0.08)	$0.10	$(0.28)

NOTE 13: COMPREHENSIVE INCOME (LOSS)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income (loss)	$4,445	$(7,919)	$9,764	$(26,673)
Change in unrealized gain (loss) on investments, net of tax	(128)	355	(344)	690
Change in unrealized gain (loss) on foreign exchange contracts, net of tax	(62)	205	(62)	205
Foreign currency translation	(518)	448	(655)	300

Total comprehensive income (loss)	$3,737	$(6,911)	$8,703	$(25,478)

NOTE 14: SEGMENT INFORMATION
We operate our business in one reportable segment, which is the design, manufacture and sale of products and systems that enable network operators to efficiently deliver broadcast and on-demand video services that include digital audio, video-on-demand and high definition television as well as high-speed internet access and telephony. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer.
Our revenue by product type is summarized as follows:
Revenue Information:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenue by type:
Video processing products	$49,998	$38,297	$88,888	$73,961
Edge and access products	34,263	32,216	69,807	56,459
Service and support	11,283	10,780	21,671	18,629

Total	$95,544	$81,293	$180,366	$149,049

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:
Geographic Information:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net revenue:
United States	$49,259	$46,532	$91,850	$78,650
International	46,285	34,761	88,516	70,399

Total	$95,544	$81,293	$180,366	$149,049

	July 2, 2010	July 3, 2009
Property and equipment:
United States	$35,386	$11,644
International	7,576	8,115

Total	$42,962	$19,759

Major Customers. For the three and six months ended July 2, 2010, revenue to Comcast accounted for 16% and 15% of net revenue, respectively. For the three and six months ended July 3, 2009, revenue to Comcast accounted for 19% and 17% of net revenue, respectively. As of July 2, 2010, two customers individually accounted for 16% and 11% of net accounts receivable.
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

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Balance at beginning of the period	$3,426	$6,919	$4,186	$5,360
Scopus acquisition	—	—	—	2,379
Accrual for current period warranties	1,020	613	1,470	1,246
Warranty costs incurred	(1,252)	(1,421)	(2,462)	(2,874)

Balance at end of the period	$3,194	$6,111	$3,194	$6,111

Standby Letters of Credit. As of July 2, 2010, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.9 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through July 2, 2010.
Guarantees. As of July 2, 2010, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
On March 4, 2010 Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel alleging breach of contract against Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic Inc. on March 12, 2009, and Harmonic Inc. (“Harmonic”). HVN responded by filing a motion to remove the proceedings to arbitration as required by the contract. This motion was granted on May 13, 2010. On May 24, 2010, Interkey filed a motion for the provision of an ex-parte judgment against Harmonic although Harmonic maintains that it was not properly served and therefore was not a party to the proceedings. On July 4, 2010, the court ruled against Harmonic and provided an ex-parte judgment in the amount of NIS 6,350,000, or approximately $1.7 million. On July 14, 2010, Harmonic filed a motion to set aside the ex-parte judgment and delay execution of the judgment along with a Statement of Defense. The Court has given Interkey 20 days to respond. Based on advice from counsel Harmonic believes it is likely to prevail on the motion to set aside the ex-parte judgment. Further, Harmonic believes Interkey’s claims are without merit and Harmonic intends to vigorously defend itself against these claims. Based on the foregoing, Harmonic has not recorded a provision for this claim.
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
An unfavorable outcome on the above referenced or any other litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement or an unfavorable outcome on the above referenced or any other litigation matter could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;

•	Our expectation that international revenue will continue to account for a significant portion of our net revenue for the foreseeable future;

•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products;

•	Our expectation that we will record a total of approximately $3.9 million in amortization of intangibles in cost of revenue in the remaining six months of 2010, excluding the impact of any amortization related to the potential Omneon acquisition;

•	Our expectation that we will record a total of approximately $1.1 million in amortization of intangibles in operating expenses in the remaining six months of 2010, excluding the impact of any amortization related to the potential Omneon acquisition;

•	Our expectation that our capital expenditures will be in the range of $16 million to $18 million during 2010, net of reimbursed building improvements from our landlord;

•	Our belief that the net proceeds from our previously completed public offering of common stock will be used for general corporate purposes, including payment of existing liabilities, research and development, the development or acquisition of new products or technologies, equipment acquisitions, strategic acquisitions of businesses, general working capital and operating expenses;

•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;

•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;

•	Our expectation that revenue from cable television, satellite and telecommunications operators will constitute a significant portion of net revenue for the foreseeable future;

•	Our expectation that we will successfully complete the announced acquisition of Omneon and will be able to achieve the anticipated benefits of the acquisition;

•	Our expectation that we will make additional acquisitions in the future;

•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;

•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;

•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows;

•	Our expectation that the proposed acquisition of Omneon will close in the second half of 2010, if at all;

•	Our expectation that the acquisition of Omneon would strengthen Harmonic’s competitive position in the digital media market and broaden our relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content, and that it would broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement its existing video processing products; and

•	Our expectation that operating results are likely to fluctuate in the future.
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

Overview
Harmonic designs, manufactures and sells versatile and high performance video products and system solutions that enable service providers to efficiently deliver the next generation of broadcast and on-demand services, including high-definition television, or HDTV, video-on-demand, or VOD, network personal video recording and time-shifted TV. Historically, the majority of our revenue has been derived from sales of video processing solutions and edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. We also provide our video processing solutions to telecommunications companies, or telcos, broadcasters and Internet companies that offer video services to their customers.
In the second quarter and first six months of 2010, Harmonic’s net revenue was $95.5 million and $180.4 million, respectively, representing increases of 18% and 21% compared to the second quarter and first six months of 2009, respectively. The increase in revenue in the second quarter of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our international cable customers and domestic satellite customers for products and solutions related to HDTV, VOD, modular cable modem termination system, or M-CMTS, switched digital video and video transmission applications. Gross margins increased in the second quarter of 2010 compared to the corresponding period in 2009 due to higher revenue volumes in 2010 and increased gross margins on revenue from encoder products, which were partially offset by increased inventory provisions and increased expenses for warranty, freight, and royalties. The increase in revenue in the first six months of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our domestic and international cable customers and our domestic satellite customers for products and solutions related to HDTV, VOD, M-CMTS, switched digital video and video transmission applications. Gross margins increased in the first six months of 2010 compared to the corresponding period in 2009 due to higher revenue volumes in 2010 and reduced inventory provisions, which were partially offset by increased expenses for freight, royalties and warranty.
Historically, a majority of our net revenue has been derived from relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the second quarter and first six months of 2010, revenue from Comcast accounted for 16% and 15% of net revenue, respectively. In the second quarter and first six months of 2009, revenue from Comcast accounted for 19% and 17% of net revenue, respectively.
Revenue from customers outside of the U.S. in the second quarter and first six months of 2010 represented 48% and 49% of net revenue, respectively, compared to 43% and 47%, respectively, for the comparable periods in 2009. A significant portion of international revenue is derived from distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Net revenue denominated in foreign currencies was approximately 6% in the first six months of 2010 compared to 5% for the comparable period of 2009. We expect international revenue to continue to account for a significant portion of our net revenue for the foreseeable future.
Harmonic often recognizes a significant portion, or the majority, of its revenues in the last month of the quarter. Harmonic establishes its expenditure levels for product development and other operating expenses based on projected revenue levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of revenue can cause significant fluctuations in operating results. Harmonic’s expenses for any given quarter are typically based on expected revenue and if revenue is below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. In addition, because a significant portion of Harmonic’s business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results.
On May 6, 2010, Harmonic entered into a definitive agreement to acquire Omneon Inc., or Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the Agreement and Plan of Reorganization, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. This represents a total purchase value of approximately $274 million, based on the closing price of Harmonic common stock on May 5, 2010, net of cash to be acquired of approximately $32 million. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to the approval of Omneon’s stockholders, and Harmonic has entered into voting agreements with holders of approximately 66% of Omneon’s outstanding shares of capital stock, pursuant to which such Omneon stockholders agree to vote in favor of the transaction. The proposed acquisition is also subject to other customary closing conditions and regulatory approvals and is expected to close in the second half of 2010.

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
On March 12, 2009, Harmonic completed the acquisition of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. The purchase price, net of $23.3 million of cash acquired, was $63.1 million, which was paid from Harmonic’s existing cash balances. Scopus engaged in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. Scopus’ primary products included integrated receivers/decoders (“IRD”), intelligent video gateways (“IVG”), and encoders. In addition, Scopus marketed multiplexers, network management systems (“NMS”), and other ancillary technology to its customers. The acquisition of Scopus strengthened Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extended Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. Results of operations for the Scopus acquisition are reflected in the accompanying Harmonic financial data from the closing date of the acquisition, which was March 12, 2009. Revenue from Scopus products are primarily reported within the video processing product line.
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
Critical Accounting Policies, Judgments and Estimates
The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made.
Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010 and the notes to the condensed consolidated financial statements as of and for the three and six month periods ended July 2, 2010, included herein. Our most critical accounting policies have not changed since December 31, 2009 and include the following:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.
Results of Operations
Harmonic’s historical condensed consolidated statements of operations data for the second quarter and first six months of 2010 compared with the corresponding periods in 2009 as a percentage of net revenue, are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Product revenue	88%	87%	88%	88%
Service revenue	12	13	12	12

Net revenue	100	100	100	100

Product cost of revenue	48	54	48	55
Service cost of revenue	4	5	4	5

Cost of revenue	52	59	52	60

Gross profit	48	41	48	40
Operating expenses:
Research and development	18	19	19	20
Selling, general and administrative	25	25	25	29
Amortization of intangibles	1	2	—	1

Total operating expenses	44	46	44	50

Income (loss) from operations	4	(5)	4	(10)
Interest income, net	1	1	—	2
Other expense, net	—	—	—	(1)

Income (loss) before income taxes	5	(4)	4	(9)
Provision for (benefit from) income taxes	—	6	(1)	9

Net income (loss)	5%	(10)%	5%	(18)%

Net Revenue — Consolidated
Harmonic’s consolidated net revenue in the second quarter and first six months of 2010 compared with the corresponding periods in 2009 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue in the second quarter and first six months of 2010 compared with the corresponding periods in 2009.

	Three Months Ended		Six Months Ended
Revenue Data:	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Video Processing	$49,998	$38,297	$88,888	$73,961
Edge and Access	34,263	32,216	69,807	56,459
Service and Support	11,283	10,780	21,671	18,629

Net revenue	$95,544	$81,293	$180,366	$149,049

Video Processing increase	$11,701		$14,927
Edge and Access increase	2,047		13,348
Service and Support increase	503		3,042

Total increase	$14,251		$31,317

Video Processing percent change	30.6%		20.2%
Edge and Access percent change	6.4%		23.6%
Service and Support percent change	4.7%		16.3%
Total percent change	17.5%		21.0%

Net revenue increased in the second quarter of 2010 compared to the same period of 2009 principally due to increased demand from our international cable customers and our domestic satellite customers, as well as an improved economic environment worldwide. Revenue from video processing products was higher in the second quarter of 2010 compared to the same period in the prior year primarily due to increased revenue from broadcast encoders, which are used in HDTV and switched digital video applications. The increase in revenue in the edge and access products line in the second quarter of 2010 compared to the same period in 2009 was primarily due to an increase in revenue derived from domestic and international cable operators relating to the sale of access products, which are used for video transmission applications. The increase in revenue from service and support in the second quarter of 2010 compared to the same period in 2009 was primarily from increased support revenue as a result of an expanded customer base.
Net revenue increased in the first six months of 2010 compared to the same period of 2009 principally due to increased demand from our domestic and international cable customers and our domestic satellite customers, as well as an improved economic environment worldwide. Revenue from video processing products was higher in the first six months of 2010 compared to the same period in the prior year primarily due to increased revenue from broadcast encoders, stream processing products and on-demand products, which are used in HDTV, switched digital video and VOD applications. Revenue from video contribution and distribution products was higher in the first six months of 2010 compared to the same period in the prior year primarily due to products obtained from the Scopus acquisition completed in March 2009. The increase in revenue from the edge and access products line in the first six months of 2010 compared to the same period in 2009 was primarily due to an increase in revenue derived from domestic and international cable operators relating to the sale of edge and access products, which are used for M-CMTS, switched digital video and video transmission applications. The increase in revenue from service and support in the first six months of 2010 compared to the same period in 2009 was primarily from increased support revenue as a result of an expanded customer base and the timing in the renewal of maintenance agreements.
Net Revenue — Geographic
Harmonic’s domestic and international net revenue in the second quarter and first six months of 2010 compared with the corresponding periods in 2009 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the second quarter and first six months of 2010 compared with the corresponding periods in 2009.

	Three Months Ended		Six Months Ended
Geographic Revenue Data:	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
U.S.	$49,259	$46,532	$91,850	$78,650
International	46,285	34,761	88,516	70,399

Net revenue	$95,544	$81,293	$180,366	$149,049

U.S. increase	$2,727		$13,200
International increase	11,524		18,117

Total increase	$14,251		$31,317

U.S. percent change	5.9%		16.8%
International percent change	33.2%		25.7%
Total percent change	17.5%		21.0%
The increase in U.S. revenue in the second quarter of 2010 compared to the corresponding period in 2009 was principally due to increased demand from our domestic satellite customers for video processing encoder products used in HDTV applications, and increased support revenue. The increased U.S. revenue in the first six months of 2010 compared to the corresponding period in 2009 was principally due to increased demand from our domestic cable and satellite customers for video processing encoder and stream processing products, which are used in HDTV applications; edge and access products, which are used in M-CMTS, switched digital video and video transmission applications; and increased support revenue.

The increase in international revenue in the second quarter of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our international cable customers for encoder products used in HDTV applications; edge and access products, which are used in M-CMTS, switched digital video and video transmission applications; and increased support revenue. International revenue in the first six months of 2010 increased compared to the corresponding period in 2009 primarily due to increased demand from our international cable customers for encoder, stream processing and network management products, which are used in HDTV and VOD video processing applications; video contribution and distribution products, which were products obtained from the Scopus acquisition in March 2009; edge and access products, which are used in M-CMTS, switched digital video and video transmission applications; and increased support revenue. International revenue increased in the second quarter and the first six months of 2010 compared to the corresponding periods in 2009 primarily in the European, Middle East and Canadian markets. We expect that international revenue will continue to account for a significant portion of our net revenue for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net revenue in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009 are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the second quarter and first six months of 2010 as compared with the corresponding periods in 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Gross profit	$45,682	$33,547	$86,487	$58,932
As a % of net revenue	47.8%	41.3%	48.0%	39.5%

Increase	$12,135		$27,555
Percent change	36.2%		46.8%
The increase in gross profit in the second quarter of 2010 as compared to the corresponding period in 2009 was primarily due to higher revenue in 2010 and increased gross margins on revenue from encoder products, which was partially offset by an increase in inventory provisions which totaled $2.2 million, increased warranty provisions of $0.6 million, increased freight expenses of $0.5 million and increased royalty expense of $0.4 million. The higher gross profit on encoder products was partially due to the deployments of a large video headend project in the second quarter of 2009 which generated no gross profit due to competitive factors and technological issues. The gross margin percentage of 47.8% in the second quarter of 2010 compared to 41.3% in the second quarter of 2009 was higher primarily due to higher gross margins in the video processing and cable edge product lines, which were partially offset by higher provisions for inventory, and increased expenses for warranty, freight and royalties.
The increase in gross profit in the first six months of 2010 as compared to the corresponding period in 2009 was primarily due to higher revenue in 2010 and a decrease in provisions for excess and obsolete inventories, which was partially offset by higher provisions for service inventory and demo inventory, increased freight expense, increased royalty expense and increased warranty expense. The decrease in the provisions for excess and obsolete inventories in 2010 compared to the corresponding period in 2009 was primarily due to provisions of $5.8 million recorded in the first six months of 2009 for excess and obsolete inventories associated with the discontinuance of certain Scopus products. The gross margin percentage of 48.0% in the first six months of 2010 compared to 39.5% in the first six months of 2009 was higher primarily due to higher margins in the video processing and cable edge product lines and lower provisions for excess and obsolete inventories, which were partially offset by higher provisions for service inventory and demo inventory, and increased expenses for freight, royalties and warranty.
In the first six months of 2010, $4.2 million of amortization of intangibles was included in cost of revenue compared to $1.9 million in the first six months of 2009. The higher amortization of intangible expense in the first six months of 2010 was due to the amortization of intangibles arising from the Scopus acquisition which was completed in March 2009. We expect to record approximately $3.9 million in amortization of intangibles expenses in cost of revenue in the remaining six months of 2010 related to intangible assets acquired in connection with the acquisitions of Entone Technologies, Inc. (“Entone”), Rhozet Corporation (“Rhozet”)and Scopus Video Networks Ltd. (“Scopus”).

Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net revenue in the second quarter and first six months of 2010, as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Research and development expense	$16,977	$15,450	$33,943	$29,946
As a % of net revenue	17.8%	19.0%	18.8%	20.1%

Increase	$1,527		$3,997
Percent change	9.9%		13.3%
The increase in research and development expense in the second quarter of 2010 compared to the corresponding period in 2009 was primarily the result of a decrease in expense reimbursements from foreign government sponsored research of $0.7 million, increased stock-based compensation expense of $0.2 million, increased outside engineering services of $0.2 million, increased use of prototype materials of $0.2 million and increased compensation expense of $0.2 million.
The increase in research and development expense in the first six months of 2010 compared to the corresponding period in 2009 was primarily the result of increased compensation expense of $1.1 million, a decrease in expense reimbursements from foreign government sponsored research of $0.7 million, increased facilities expense of $0.7 million, increased outside engineering services of $0.5 million, increased stock-based compensation expense of $0.5 million and increased use of prototype materials of $0.3 million. The increased compensation expense was primarily due to increased headcount related to the Scopus acquisition as well as additional hiring of employees engaged in engineering activities. The increased facilities expense was primarily due to an increase in additional facilities, such as building leases and overhead, assumed in connection with the Scopus acquisition.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net revenue in the second quarter and first six months of 2010, as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Selling, general and administrative expense	$24,074	$20,735	$44,919	$42,026
As a % of net revenue	25.2%	25.5%	24.9%	28.2%

Increase	$3,339		$2,893
Percent change	16.1%		6.9%
The increase in selling, general and administrative expense in the second quarter of 2010 compared to the corresponding period in 2009 was primarily a result of higher acquisition-related expenses of $2.4 million associated with the pending acquisition of Omneon, increased compensation expense of $0.6 million and increased stock-based compensation of $0.5 million. The increased compensation expense was primarily due to increased incentive compensation and higher commission expense resulting from increased net revenue in 2010.
The increase in selling, general and administrative expense in the first six months of 2010 compared to the corresponding period in 2009 was primarily a result of increased compensation expense of $1.5 million, increased stock-based compensation expense of $1.0 million, increased travel and entertainment expenses of $0.6 million and increased facilities expense of $0.5 million, which was partially offset by lower acquisition-related expenses of $0.9 million associated with the purchase of Scopus during the first six months of 2009. The increased compensation expense was primarily due to increased headcount related to the Scopus acquisition, higher incentive compensation expense and increased commission expense resulting from increased net revenue in 2010. The increased facilities expense was primarily due to the additional facilities, such as building leases and overhead, assumed in connection with the Scopus acquisition.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net revenue in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Amortization of intangible assets expense	$534	$1,534	$1,067	$1,922
As a % of net revenue	0.6%	1.9%	0.6%	1.3%

Decrease	$(1,000)		$(855)
Percent change	(65.2)%		(44.5)%
The decrease in the amortization of intangibles expense in the second quarter and first six months of 2010 compared to the corresponding periods in 2009 was primarily due to reduced amortization of intangible assets in the second quarter and first six months of 2010 from the acquisition of Scopus. Harmonic expects to record a total of approximately $1.1 million in amortization of intangibles expense in operating expenses in the remaining six months of 2010 due to the amortization of intangible assets resulting from the acquisitions of Entone, Rhozet and Scopus.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net revenue in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Interest income, net	$425	$823	$809	$2,181
As a % of net revenue	0.4%	1.0%	0.4%	1.5%

Decrease	$(398)		$(1,372)
Percent change	(48.4)%		(62.9)%
The decrease in interest income, net, in the second quarter and first six months of 2010 compared to the corresponding periods of 2009 was due primarily to the lower interest rates earned on Harmonic’s cash, cash equivalents, and short-term investment portfolio balances during the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net revenue in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Other expense, net	$(126)	$(188)	$(497)	$(682)
As a % of net revenue	(0.1)%	(0.2)%	(0.3)%	(0.5)%

Decrease	$62		$185
Percent change	33.0%		27.1%
The decrease in other expense, net, in the second quarter and first six months of 2010 compared to the corresponding periods of 2009 was primarily due to lower indirect tax expense.
Income Taxes
Harmonic’s provision for income taxes, and provision for income taxes as a percentage of consolidated pretax income (loss) in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in income taxes in the second quarter and first six months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Provision for (benefit from) income taxes	$(49)	$4,382	$(2,894)	$13,300
As a % of pretax income (loss)	(1.1)%	123.9%	(42.1)%	98.8%

Decrease	$(4,431)		$(16,194)
Percent change	(101.1)%		(121.8)%
The decrease in the provision for income taxes in the second quarter of 2010 compared to the same period in 2009 was primarily attributable to a benefit from the reversal of foreign taxes previously accrued as uncertain tax benefits that are no longer required due to an expiration of the statute of limitations which was recorded as a discrete item.
The decrease in the provision for income taxes in the first six months of 2010 compared to the same period in 2009 was primarily attributable to a benefit from the reversal of foreign taxes previously accrued as uncertain tax benefits due to an expiration of the statute of limitations and, to a lesser extent, a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets, both of which were recorded as discrete items.
On February 20, 2009, California enacted legislation, which among other things, provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under applicable accounting guidance on accounting for income taxes to compute our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor at the end of any reporting period. For the first quarter of 2009, the impact of the new legislation resulted in a change to the state effective tax rate used to compute the Company’s California deferred tax assets resulting in a corresponding reduction to the amount of previously recorded California deferred tax assets. In the first quarter of 2010, the Company recorded a reduction in the valuation allowance on the California deferred tax assets due to an increase in the estimated amount of income that would be apportioned to California, based on anticipated changes in the geographic mix of sales. At the end of each quarter, the Company will review the estimated amount of income to be apportioned to California under the single factor formula. Any future changes to the estimate may result in an adjustment to the amount of the California deferred tax assets to be recorded.
Liquidity and Capital Resources

(In thousands)	Six Months Ended
	July 2, 2010	July 3, 2009
Net cash provided by (used in) operating activities	$5,483	$(13,121)
Net cash provided by (used in) investing activities	$13,917	$(45,423)
Net cash provided by financing activities	$16,218	$4,185

As of July 2, 2010, cash, cash equivalents and short-term investments totaled $277.9 million, compared to $271.1 million as of December 31, 2009. Cash provided by operations in the first six months of 2010 was $5.5 million, resulting from net income of $9.8 million, adjusted for $16.0 million in non-cash charges, and a $20.3 million net use of cash relating to the change in assets and liabilities. The significant non-cash charges included stock-based compensation, depreciation and amortization of intangible assets. The net change in assets and liabilities included an increase in inventories primarily due to an increase in service and demo inventories, an increase in accounts receivable due to higher shipments in the first six months of 2010, a decrease in accrued liabilities primarily from the payment of incentive compensation, lower accrued excess facilities costs and lower income taxes payable, which was partially offset by an increase in deferred revenue.
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
Net cash provided by investing activities was $13.9 million for the six months ended July 2, 2010, compared to net cash used in investing activities of $45.4 million in the corresponding period in 2009. The increase in net cash provided in the first six months of 2010 was primarily due to the net cash provided by the maturity of investments which was in excess of the purchase of investments and the acquisition of property and equipment primarily for leasehold improvements to our new corporate headquarters. The 2009 use of cash for investing activities was primarily due to our acquisition of Scopus. Harmonic currently expects capital expenditures to be in the range of $16 million to $18 million during 2010, net of reimbursed building improvements from our landlord.
Net cash provided by financing activities was $16.2 million for the six months ended July 2, 2010, compared to $4.2 million in the corresponding period in 2009, as a result of proceeds received primarily from lessor financing of building construction for our new headquarters of $12.4 million and the sale of our common stock under our 2002 Purchase Plan.
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 2, 2011. As of July 2, 2010, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At July 2, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at July 2, 2010). Borrowings are payable monthly and are not collateralized.
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
In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. For example, on May 6, 2010, Harmonic entered into a definitive agreement to acquire Omneon. Under the terms of the Agreement and Plan of Reorganization, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price, which is expected to be funded out of Harmonic’s existing cash balances, is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2010. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue additional shares of our stock which would dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.
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
Off-Balance Sheet Arrangements
None as of July 2, 2010.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the first six months of 2010 compared to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009. However, as noted above, On May 6, 2010, Harmonic entered into an Agreement and Plan of Reorganization to acquire Omneon for an aggregate of (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2010.
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
Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 6% and 5% of net revenue in the first six months of 2010 and 2009, respectively. In addition, the Company has various international offices that provide sales support, engineering and systems integration services. Periodically, Harmonic enters into foreign currency exchange contracts and options to manage exposure related to accounts receivable and expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At July 2, 2010, we had forward contracts to sell Euros totaling $6.1 million that mature during the third quarter of 2010. In addition, we had forward exchange contracts to sell Israeli Shekels totaling $3.4 million maturing during the third quarter of 2010. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of foreign currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of July 2, 2010, our cash, cash equivalents and investments balance was $277.9 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $1.7 million.
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
Changes in internal controls.
On March 12, 2009, we acquired Scopus and, as a result, we have begun integrating the processes, systems and controls relating to Scopus into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of Scopus, there have not been any changes in the Company’s internal control over financial reporting during the six months ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 4, 2010 Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel alleging breach of contract against Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic Inc. on March 12, 2009, and Harmonic Inc. (“Harmonic”). HVN responded by filing a motion to remove the proceedings to arbitration as required by the contract. This motion was granted on May 13, 2010. On May 24, 2010, Interkey filed a motion for the provision of an ex-parte judgment against Harmonic although Harmonic maintains that it was not properly served and therefore was not a party to the proceedings. On July 4, 2010, the court ruled against Harmonic and provided an ex-parte judgment in the amount of NIS 6,350,000, or approximately $1.7 million. On July 14, 2010, Harmonic filed a motion to set aside the ex-parte judgment and delay execution of the judgment along with a Statement of Defense. The Court has given Interkey 20 days to respond. Based on advice from counsel Harmonic believes it is likely to prevail on the motion to set aside the ex-parte judgment. Further, Harmonic believes Interkey’s claims are without merit and Harmonic intends to vigorously defend itself against these claims. Based on the foregoing, Harmonic has not recorded a provision for this claim.
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
ITEM 1A. RISK FACTORS
We depend on cable, satellite and telecom industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending in these industries would negatively impact our operating result, financial condition and cash flows.
A significant portion of our revenue has been derived from sales to cable television, satellite and telecommunications operators, and we expect this revenue to constitute a significant portion of net revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telecommunications companies and broadcasters for constructing and upgrading their systems.
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
Further, we have a number of customers internationally to whom sales are denominated in U.S. dollars. Over the past two years, the value of the U.S. dollar has fluctuated significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the price of our products correspondingly increases for such customers. These factors could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If the U.S. dollar would weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in our revenue. Financial difficulties among our customers could adversely affect our operating results and financial condition.
In addition, industry consolidation has in the past constrained, and may in the future constrain capital spending among our customers. As a result, we cannot assure you that we will maintain or increase our net revenue in the future. Also, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of U.S. cable operators and other major customers, our revenue may decline and our operating results would be adversely affected.
Our customer base is concentrated and the loss of one or more of our key customers, or a failure to diversify our customer base, could harm our business.
Historically, a majority of our revenue has been derived from relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Revenue derived from our ten largest customers in the first six months of 2010 and the fiscal years 2009 and 2008 accounted for approximately 48%, 47% and 58% of net revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to further expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner

Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006.
In the first six months of 2010, revenue from Comcast accounted for 15% of our net revenue. In fiscal year 2009, revenue from Comcast accounted for 16% of our net revenue. The loss of Comcast or any other significant customer or any reduction in orders by Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing, including credit, for capital spending by our customers;

•	economic and financial conditions specific to the cable, satellite and telco industries;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the level and mix of international revenue;

•	the amount and timing of revenue derived from telcos, which is particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	our development of custom products and software;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the evaluation of new services, new standards and system architectures by many operators;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against certain of our deferred tax assets, and changes in state tax laws including apportionment, as a result of proposed amended tax rules related to the deferral of foreign earnings;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs, and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.
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
In addition, we often recognize a substantial portion, or majority, of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels, and expenses are relatively fixed in the short term. Accordingly, variations in timing of revenue can cause significant fluctuations in operating results.

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
Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than us. Many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. To the extent that larger enterprises which currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify. Further, some of our competitors have greater financial resources than we do, and they have offered and in the future may offer their products at lower prices than we do or offer more attractive financing terms, which has in the past and may in the future cause us to lose revenue or to reduce our prices in response to competition. Any reduction in revenue or reduced prices for our products would adversely affect our business and results of operations. In addition, many of our competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. We may not be able to compete successfully in the future, which would harm our business.
If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have recently begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors, particularly companies that offer products that are competitive with our digital video systems, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenues and decreased gross margins.
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
We are currently developing and marketing products based on recently established video compression standards. Encoding products based on the MPEG-2 compression standards have represented a significant portion of our revenue since our acquisition of DiviCom in 2000. Newer standards, such as MPEG-4 AVC/H.264, have been adopted which provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive and are devoting considerable resources to this effort. In addition, we have recently launched an encoding platform which is capable of being configured for both MPEG-2 and MPEG-4, in both standard definition and HD formats. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding. At the same time, we need to devote development resources to the existing MPEG-2 standard which our cable customers continue to require. Also, to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreements on terms acceptable to us, or at all. If we fail to develop and market new products, our business and operating results could be materially and adversely affected.
We may not realize the anticipated improvement in our operating results and other benefits expected from our recently completed acquisition of Scopus, and we may not realize the benefits to our business from the proposed acquisition of Omneon, any of which could adversely affect our business and cause our stock price to decline.
Our recently completed acquisition of Scopus involved the integration of two companies that had previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process. While the integration process began in March 2009, when the Scopus acquisition was consummated, it has taken some time to complete the integration. Further, we recently entered into a definitive agreement to acquire Omneon, and expect to close the acquisition in the second half of 2010. It is still possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies requires the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize benefits from the acquisition of Scopus or the acquisition of Omneon. If we are unable to realize these benefits, our business and operating results may be adversely affected, and our stock price may decline.
We have made and expect to continue to make acquisitions, and such acquisitions could disrupt our operations and adversely affect our operating results.
As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on May 6, 2010, we entered into a definitive agreement to acquire Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware.
Under the terms of the definitive agreement, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. The definitive agreement contains certain termination rights for both Harmonic and Omneon, including a fiduciary termination right on the part of Omneon, and includes provisions requiring Omneon to pay Harmonic a termination fee under certain circumstances. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2010. In addition, on March 12, 2009, we completed the acquisition of Scopus Video Networks Ltd., on July 31, 2007, we completed the acquisition of Rhozet Corporation and on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. We expect to make additional acquisitions in the future.
We may face challenges as a result of these activities, because acquisitions entail numerous risks, including:
•	the possibility that an acquisition may not close because of, among other things, a failure of a party to satisfy the conditions to closing or an acquisition target entering into an alternative transaction;

•	unanticipated costs or delays associated with the acquisition transaction;

•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing a larger and more widespread operation and product portfolio;

•	difficulties in integrating acquired companies’ systems, controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	channel conflicts and disputes between distributors and other partners of us and the acquired companies;

•	potential difficulties in completing projects associated with in-process research and development;
•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are required to be expensed under recent accounting guidance on business combinations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	delays in realizing or failure to realize the benefits of an acquisition.
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
Moreover, even if we do obtain benefits from acquisitions in the form of increased revenue and earnings, there may be a delay between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits.
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

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net revenue growth will be materially and adversely affected.
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
Conditions and changes in some national and global economic environments may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate may harm our business. Recently, economic conditions in some countries in which we operate and sell products have been weak, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow or stopped in 2008, and slowed further or remained relatively flat in 2009 in the U.S. and internationally. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have difficulty in servicing or retiring existing debt and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008.
During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue of our products, longer revenue cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets remain weak or deteriorate further, we may experience a material and adverse impact on our business, results of operations and financial condition.

Broadband communications markets are characterized by rapid technological change.
Broadband communications markets are subject to rapid changes, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telcos or other suppliers of broadband wireless and satellite services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes and can result in delays in revenue of current products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer.
We depend on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.
Revenue derived from customers outside of the U.S. in the first six months of 2010 and fiscal years 2009 and 2008 represented 49%, 49% and 44% of net revenue, respectively, and we expect that international revenue will continue to represent a meaningful portion of our net revenue for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase revenue in international markets are subject to a number of risks, including:
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
While our international revenue and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. A portion of our European business is denominated in Euros, which subjects us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.
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
When we completed the acquisition of Scopus in March 2009, Scopus was headquartered and had a substantial majority of its operations in Israel. This acquisition resulted in the addition of 221 employees based in Israel. In addition, we maintain a facility in Caesarea in Israel with a total of 86 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of July 2, 2010, we had a total of 228 employees based in Israel, or approximately 27% of our workforce.
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
Changes in telecommunications legislation and regulations could harm our prospects and future revenue.
Changes in telecommunications legislation and regulations in the U.S. and other countries could affect the revenue from our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Increased regulation of our customers’ pricing or service offerings could limit their investments and consequently the revenue from our products. Changes in regulations could have a material adverse effect on our business, operating results, and financial condition.
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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our senior management. For example, we recently hired a new Chief Financial Officer. We cannot assure you that changes of management personnel would not cause disruption to our operations or customer relationships, or a decline in our financial results.
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
Since our inception, we have used equity compensation, including stock options, restricted stock units and employee stock purchase plan awards, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board, or FASB, issued guidance that requires us to record a charge to earnings for employee stock options, restricted stock unit grants and employee stock purchase plan awards for all periods from January 1, 2006. This guidance has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the first six months of

2010, stock-based compensation expense recognized under this guidance was $6.7 million, which consisted of stock-based compensation expense related to restricted stock units, stock options and employee stock purchases plan awards.
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
On May 6, 2010, we entered into a definitive agreement to acquire Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the definitive agreement, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. The cash portion of the purchase price is subject to adjustment in the event that Omneon’s cash, cash equivalents and restricted cash are more or less than $32 million at closing, and is also subject to a working capital adjustment. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2010. In order to complete this acquisition, we would be required to expend a significant amount of our existing cash and cash equivalents balance.
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
If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. Also, in previous years, in response to lower revenue and the prolonged economic recession, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our net revenue would be adversely affected and we may lose business.
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
We rely on distributors, value-added resellers and systems integrators for a substantial portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers and the processes and procedures that support them could adversely affect our business.
We generate a substantial portion of our revenue through net sales to distributors, value-added resellers, or VARs, and systems integrators. We expect that these sales will continue to generate a substantial percentage of our net revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of distributors, VARs and systems integrators that specialize in video delivery solutions, products and services, and our reliance on such customers has increased since the completion of our acquisition of Scopus in the first quarter of 2009.
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
Our corporate headquarters and most of our U.S. operations are housed in two leased buildings in Sunnyvale. These leases expire in September 2010. Consequently, we recently entered into a lease to occupy a building close to our existing facilities. We are currently moving to the new facility prior to the expiration of our current lease. The new facility requires substantial improvements and outfitting in order to be suitable for our occupancy. If construction is delayed, or if occupancy permits are not granted in time, we may not be able to move prior to the expiration of our current lease. If for any reason we are required to extend our current lease on a short-term basis, we could incur additional rent expenses and other costs. Additionally, we expect to incur moving costs and may also experience significant potential disruption to our business activities at the time of moving to a new facility.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 6, 2010, we entered into a definitive agreement to acquire Omneon, a privately-held company headquartered in Sunnyvale, California and organized under the laws of Delaware. Under the terms of the definitive agreement, Harmonic would acquire Omneon for (i) $190 million in cash plus the aggregate exercise price of vested stock options of Omneon, and subject to further adjustment based on Omneon’s cash, cash equivalents and restricted cash position and working capital position at the time of closing, and (ii) 17.1 million shares of Harmonic common stock. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing will be assumed by Harmonic. The proposed acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close in the second half of 2010.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Index
10.39	Agreement and plan of reorganization

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at July 2, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 2, 2010 and July 3, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 2, 2010 and July 3, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.
By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 9, 2010

Exhibit
Number	Exhibit Index
10.39	Agreement and plan of reorganization

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: Condensed Consolidated Balance Sheets at July 2, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 2, 2010 and July 3, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 2, 2010 and July 3, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.