Form 10-Q
period 2010-10-01
HARMONIC INC
filed 2010-11-10
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 1, 2010

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 000-25826

HARMONIC INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0201147

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
4300 North First Street
San Jose, CA 95134
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [   ]          No     [X]
The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 111,940,032 on October 29, 2010.

PART I	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	33
PART II	34
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	53
ITEM 5. OTHER INFORMATION	53
ITEM 6. EXHIBITS	53
SIGNATURES	54
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value amounts)	October 1, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$70,523	$152,477
Short-term investments	39,595	118,593
Accounts receivable, net of allowances of $5,528 and $5,163	92,438	64,838
Inventories	57,176	35,066
Deferred income taxes	39,923	26,503
Prepaid expenses and other current assets	24,873	20,821

Total current assets	324,528	418,298
Property and equipment, net	38,752	25,941
Goodwill	212,475	63,953
Intangibles, net	125,461	25,265
Other assets	1,989	22,847

Total assets	$703,205	$556,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,465	$22,065
Income taxes payable	2,808	609
Deferred revenue	41,412	32,855
Accrued liabilities	40,045	37,584

Total current liabilities	112,730	93,113
Accrued excess facilities costs, long-term	—	58
Income taxes payable, long-term	41,768	43,948
Financing liability, long-term	—	6,908
Deferred income taxes, long-term	15,633	—
Other long-term liabilities	4,473	4,804

Total liabilities	174,604	148,831

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 111,816 and 96,110 shares issued and outstanding as of October 1, 2010 and December 31, 2009, respectively	112	96
Capital in excess of par value	2,392,101	2,279,945
Accumulated deficit	(1,863,130)	(1,872,533)
Accumulated other comprehensive loss	(482)	(35)

Total stockholders’ equity	528,601	407,473

Total liabilities and stockholders’ equity	$703,205	$556,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share amounts)	2010	2009	2010	2009
Product revenue	$90,597	$72,553	$249,292	$202,973
Service revenue	14,187	11,308	35,857	29,936

Net revenue	104,784	83,861	285,149	232,909

Product cost of revenue	53,019	44,477	140,086	126,617
Service cost of revenue	4,233	3,304	11,044	11,281

Total cost of revenue	57,252	47,781	151,130	137,898

Gross profit	47,532	36,080	134,019	95,011

Operating expenses:
Research and development	19,002	15,879	52,946	45,825
Selling, general and administrative	25,999	19,405	70,917	61,431
Amortization of intangibles	959	1,367	2,026	3,289

Total operating expenses	45,960	36,651	125,889	110,545

Income (loss) from operations	1,572	(571)	8,130	(15,534)

Interest income, net	165	583	974	2,764
Other expense, net	(405)	(212)	(903)	(893)

Income (loss) before income taxes	1,332	(200)	8,201	(13,663)
Provision for (benefit from) income taxes	1,693	(2,777)	(1,202)	10,523

Net income (loss)	$(361)	$2,577	$9,403	$(24,186)

Net income (loss) per share
Basic	$(0.00)	$0.03	$0.10	$(0.25)

Diluted	$(0.00)	$0.03	$0.10	$(0.25)

Weighted average shares
Basic	100,246	96,104	97,975	95,742

Diluted	100,246	96,732	98,672	95,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 1,	October 2,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,403	$(24,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	8,904	9,222
Depreciation	6,696	6,299
Stock-based compensation	10,180	7,637
Net loss on disposal of fixed assets	73	191
Deferred income taxes	(57)	—
Other non-cash adjustments, net	1,344	1,995
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,531)	(303)
Inventories	(11,088)	12,098
Prepaid expenses and other assets	(1,786)	9,064
Accounts payable	(1,898)	(1,279)
Deferred revenue	994	(887)
Income taxes payable	(104)	2,156
Accrued excess facilities costs	(5,230)	(4,446)
Accrued and other liabilities	(5,688)	(27,332)

Net cash provided by (used in) operating activities	1,212	(9,771)

Cash flows used in investing activities:
Purchases of investments	(39,035)	(101,221)
Proceeds from maturities of investments	83,689	119,001
Proceeds from sales of investments	32,609	27,240
Acquisition of property and equipment	(29,837)	(6,105)
Acquisition of Rhozet	—	(453)
Acquisition of Scopus, net of cash acquired	—	(63,053)
Acquisition of Omneon, net of cash acquired	(153,254)	—

Net cash used in investing activities	(105,828)	(24,591)

Cash flows from financing activities:
Proceeds from lease financing liability	18,833	—
Proceeds from issuance of common stock, net	3,918	4,239

Net cash provided by financing activities	22,751	4,239

Effect of exchange rate changes on cash and cash equivalents	(89)	207

Net decrease in cash and cash equivalents	(81,954)	(29,916)
Cash and cash equivalents at beginning of period	152,477	179,891

Cash and cash equivalents at end of period	$70,523	$149,975

Supplemental disclosure of cash flow information:
Income tax payments, net	$984	$2,598
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	$—	$1,870
Issuance of restricted common stock for Omneon acquisition	$95,938	$—
Fair value of vested portion of stock options and restricted stock units assumed in connection with the Omneon acquisition	$2,125	$—
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
NOTE 3: ACQUISITIONS
Omneon
On September 15, 2010, Harmonic completed the acquisition of 100% of the equity interests of Omneon, Inc., a privately-held company organized under the laws of Delaware and headquartered in Sunnyvale, California. Omneon develops and supports a range of video servers, active storage systems and related software applications that media companies use to simultaneously ingest, process, store, manage and deliver digital media in a wide range of formats. When used for television production and on-air operations, the products are designed to provide continuous real-time record and playback capabilities as well as file-based access to and delivery of digital media content. Omneon’s products include Spectrum video servers, MediaGrid active storage systems, Media Application server and other software applications which were initially designed for, and have been deployed mostly by, broadcasters that use Omneon’s products for the production and transmission of television content.
The acquisition of Omneon is intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content. The acquisition is also intended to broaden Harmonic’s technology and product lines with digital storage and playout solutions which complement Harmonic’s existing video processing products. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Omneon’s net tangible and intangible assets acquired resulting in goodwill of approximately $147.8 million that was recorded in connection with this acquisition.
The purchase price, net of $40.5 million of cash acquired, was $251.3 million, which consisted of (i) approximately $153.3 million in cash, net of cash acquired, (ii) 14.2 million shares of Harmonic common stock with a total fair value of approximately $95.9 million, based on the price of Harmonic common stock at the time of close, and (iii) approximately $2.1 million representing the fair value attributed to shares of Omneon equity awards which Harmonic assumed for which services had already been rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances and is subject to a post-closing adjustment based on Omneon’s working capital. The Company also incurred a total of $5.7 million of transaction expenses, which were expensed as selling, general and administrative expenses in the second and third quarters of 2010.
The assets and liabilities of Omneon were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill and the measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under prior accounting guidance. There are no contingent consideration arrangements in connection with the acquisition.
The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from September 15, 2010, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$40,485
Accounts receivable (Gross amount due from accounts receivable of $17,760)	17,055
Inventory	11,010
Fixed assets	12,391
Deferred income tax assets	17,960
Other tangible assets acquired	2,653
Intangible assets:
Existing technology	50,800
In-process technology	9,000
Patents/core technology	9,800
Customer contracts and related relationships	29,200
Trade names/trademarks	4,000
Maintenance agreements and related relationships	5,500
Order backlog	800
Goodwill	147,756

Total assets acquired	358,410
Accounts payable	(6,829)
Deferred revenue	(6,399)
Deferred income tax liabilities	(42,052)
Other accrued liabilities	(11,328)

Net assets acquired	291,802
Less: cash acquired	(40,485)

Net purchase price	$251,317

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of September 15, 2010. The Company used an overall discount rate of 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Omneon’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value;

•	As of the acquisition date, Omneon was developing new versions and incremental improvements to its 3G MediaPort product, which is expected to be used in the Spectrum product line once completed. The in-process project was at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimated the value of the patents/core technology by capitalizing the profits expected to be saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach; and

•	The fair value of backlog acquired was established based on the Income Approach.
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life of four years;

•	In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process project is expected within the next twelve months;

•	Patents/core technology are being amortized over their estimated useful life of four years;

•	Customer contracts and related relationships are being amortized over their estimated useful life of six years;

•	Trade name/trademarks are being amortized over their estimated useful lives of four years;

•	Maintenance agreements and related relationships are being amortized over their estimated useful life of six years; and

•	Order backlog is being amortized over its estimated useful life of three and one half months.
The existing technology, patents/core technology, customer contracts and related relationships, maintenance agreements and related relationships, trade name/trademarks and backlog are being amortized using the straight-line method which reflects the future projected cash flows.
The residual purchase price of $147.8 million has been recorded as goodwill. The goodwill resulting from this acquisition is not deductible for federal tax purposes.
Substantially all unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing were assumed by Harmonic. The exchange of stock-based compensation awards was treated as a modification under current accounting guidance. The calculation of the fair value of the exchanged awards immediately before and after the modification did not result in any significant incremental fair value. The fair value of Harmonic’s stock options and restricted stock units issued to Omneon employees was $17.3 million, which was determined using the Black-Scholes option pricing model, of which $2.1 million represents purchase consideration and $15.1 million will be recorded as compensation expense over the weighted average service period of 2.5 years.

For the period from closing through October 1, 2010, Omneon products contributed revenues of $5.6 million and a net operating loss of $0.9 million.
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
The results of operations of Scopus are included in Harmonic’s Consolidated Statements of Operations from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$23,316
Investments	1,899
Accounts receivable (Gross amount due from accounts receivable of $6,977)	6,308
Inventory	15,899
Fixed assets	4,280
Other tangible assets acquired	2,312
Intangible assets:
Existing technology	10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trade names/trademarks	2,100
Maintenance agreements and related relationships	1,000
Order backlog	2,000
Goodwill	22,847

Total assets acquired	101,961
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(12,293)

Net assets acquired	86,369
Less: cash acquired	(23,316)

Net purchase price	$63,053

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of March 12, 2009. The Company used an overall discount rate of 16% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Scopus’ industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired was established based on their highest and best used by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects were at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimated the value of the patents/core technology by capitalizing the profits saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach; and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology is being amortized upon completion over its projected remaining useful life as assessed on the completion date. Three of the in-process projects were completed in the fourth quarter of 2009 and the remaining three projects were completed in the first quarter of 2010. The completed technology is estimated to have useful lives between three and six years;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Trade name/trademarks are being amortized over their estimated useful lives of five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years; and

•	Order backlog was amortized over its estimated useful life of six months.

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
Pro Forma Financial Information
The unaudited pro forma financial information presented below for the 2009 periods summarizes the combined results of operations as if the Scopus and Omneon acquisitions had been completed on January 1, 2009. The unaudited pro forma financial information for the three months ended October 2, 2009 combines the results for Harmonic for the three months ended October 2, 2009 and the historical results of Omneon for the three months ended September 30, 2009. The unaudited pro forma financial information for the nine months ended October 2, 2009 combines the results for Harmonic for the nine months ended October 2, 2009, the historical results of Scopus through March 12, 2009, the date of acquisition and the historical results of Omneon for the nine months ended September 30, 2009.
The unaudited pro forma financial information presented below for the 2010 periods summarizes the combined results of operations as if the Omneon acquisition had been completed on January 1, 2010. The unaudited pro forma financial information for the three and nine months ended October 1, 2010 combines the results for Harmonic for the three and nine months ended October 1, 2010 and the historical results of Omneon through September 15, 2010, the date of acquisition.
The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such dates or of results which may occur in the future.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net revenue	$128,198	$107,229	$368,709	$314,235
Net income (loss)	$(2,852)	$(6,694)	$(4,940)	$(60,851)
Net income (loss) per share — basic	$(0.03)	$(0.06)	$(0.04)	$(0.55)
Net income (loss) per share — diluted	$(0.03)	$(0.06)	$(0.04)	$(0.55)
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the nine months ended October 1, 2010, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of October 1, 2010 and December 31, 2009 based on the three-tier fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Total
October 1, 2010
Money market funds	$38,976	$—	$—	$38,976
Corporate bonds	—	15,038	—	15,038
U.S. federal government bonds	—	11,122	—	11,122
State, municipal and local government agencies bonds	—	13,435	—	13,435

Total assets	$38,976	$39,595	$—	$78,571

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2009
Money market funds	$114,898	$—	$—	$114,898
Corporate bonds	—	35,707	—	35,707
U.S. federal government bonds	—	46,536	—	46,536
State, municipal and local government agencies bonds	—	30,381	—	30,381
Other debt securities	—	5,969	—	5,969

Total assets	$114,898	$118,593	$—	$233,491

At October 1, 2010 and December 31, 2009, maturities of short-term investments are as follows:

(In thousands)	October 1, 2010	December 31, 2009
Short-term investments:
Less than one year	$35,595	$84,771
Due in 1-2 years	4,000	27,821
Due in 3-27 years	—	6,001

Total	$39,595	$118,593

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
October 1, 2010
U.S. federal, state, municipal and local government agencies bonds	$24,508	$50	$(1)	$24,557
Corporate debt securities	14,997	42	(1)	15,038

Total	$39,505	$92	$(2)	$39,595

December 31, 2009
U.S. federal, state, municipal and local government agencies bonds	$76,712	$214	$(9)	$76,917
Corporate debt securities	35,655	74	(22)	35,707
Other debt securities	5,744	234	(9)	5,969

Total	$118,111	$522	$(40)	$118,593

Impairment of Investments
Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of October 1, 2010.
As of October 1, 2010, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVENTORIES

	October 1,	December 31,
(In thousands)	2010	2009
Raw materials	$13,352	$8,633
Work-in-process	2,858	3,072
Finished goods	40,966	23,361

	$57,176	$35,066

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of October 1, 2010 and December 31, 2009:

	October 1, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Identified intangibles:
Developed core technology	$126,051	$(54,859)	$71,192	$64,864	$(48,013)	$16,851
In-process technology	9,000	—	9,000	600	—	600
Customer relationships/contracts	67,099	(34,612)	32,487	37,900	(33,541)	4,359
Trademarks and tradenames	11,367	(5,656)	5,711	7,369	(5,136)	2,233
Supply agreements	3,423	(3,423)	—	3,427	(3,427)	—
Maintenance agreements and related relationships	7,100	(695)	6,405	1,600	(405)	1,195
Software license, intellectual property and assembled workforce	309	(300)	9	309	(282)	27
Order backlog	2,800	(2,143)	657	2,000	(2,000)	—

Subtotal of identified intangibles	227,149	(101,688)	125,461	118,069	(92,804)	25,265
Goodwill	212,475	—	212,475	63,953	—	63,953

Total goodwill and other intangibles	$439,624	$(101,688)	$337,936	$182,022	$(92,804)	$89,218

The changes in the carrying amount of goodwill for the nine months ended October 1, 2010 are as follows:

(In thousands)	Goodwill
Balance as of December 31, 2009	$63,953
Acquisition of Omneon	147,756
Adjustment to deferred tax liability associated with the Scopus acquisition	786
Foreign currency translation adjustments	(20)

Balance as of October 1, 2010	$212,475

For the three and nine months ended October 1, 2010, the Company recorded a total of $3.7 million and $8.9 million of amortization expense for identified intangibles, of which $2.7 million and $6.9 million, was included in cost of revenue, respectively. For the three and nine months ended October 2, 2009, the Company recorded a total of $3.6 million and $9.2 million of amortization expense for identified intangibles, of which $2.2 million and $5.9 million was included in cost of revenue, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:
(In thousands)

		Operating
Years Ending December 31,	Cost of Revenue	Expenses	Total
2010 (remaining 3 months)	$5,635	$2,887	$8,522
2011	19,364	8,907	28,271
2012	17,991	8,715	26,706
2013	16,719	8,096	24,815
2014	11,231	6,775	18,006
2015 and after	261	9,880	10,141

Total	$71,201	$45,260	$116,461

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
As of October 1, 2010, accrued excess facilities cost totaled $0.1 million, which was included in current accrued liabilities and is expected to be substantially paid in the remainder of 2010. The Company incurred cash outlays of $5.0 million during the first nine months of 2010 principally for lease payments, property taxes, insurance and other maintenance fees related to vacated facilities.
Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.
The following table summarizes the activities in the restructuring accrual during the first nine months of 2010:

	Excess	Campus	BTL	Scopus
(In thousands)	Facilities	Consolidation	Closure	Facilities	Total
Balance at December 31, 2009	$3,117	$1,715	$276	$224	$5,332
Provisions/(recoveries)	(157)	(2)	(71)	4	(226)
Cash payments, net of sublease income	(2,960)	(1,713)	(205)	(127)	(5,005)

Balance at October 1, 2010	$—	$—	$—	$101	$101

NOTE 8: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 2, 2011. As of October 1, 2010, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At October 1, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at October 1, 2010). Borrowings are payable monthly and are not collateralized.

NOTE 9: FINANCING LIABILITY FOR CONSTRUCTION IN PROGRESS
The lease for the building at the Company’s Sunnyvale location ended in September 2010. In December 2009, the Company entered into a lease for a building in San Jose, California, which was intended to become the Company’s new headquarters. In January 2010, the Company began a build-out of this facility and during the construction incurred approximately $18.9 million in structural leasehold improvements. Under the terms of the lease, the landlord reimbursed $18.8 million of the construction costs. Because certain improvements constructed by the Company were considered structural in nature and the Company was responsible for any cost overruns, the Company was considered to be the owner of the construction project for accounting purposes under applicable accounting guidance on the effect of lessee involvement in asset construction.
As a result, the Company capitalized the fair value of the building of $6.9 million with a corresponding credit to financing liability. The fair value was determined as of December 31, 2009 using a combination of the revenue comparison approach and the income capitalization approach. During the nine months ended October 1, 2010, the liability increased by $18.9 million due to additional structural leasehold improvements, by $0.2 million due to land lease expense and by $0.2 million due to capitalized interest expense.
Construction was completed in September 2010 at which time the Company relocated to the new building. Upon completion of construction in September 2010, the Company assessed and concluded that it qualified for sale-leaseback accounting under applicable accounting guidance since the Company has no form of continuing involvement other than the leaseback. In connection with the sale-leaseback of the building the Company removed from its books the carrying value of the building, the structural leasehold improvements and the financing liability.
NOTE 10: BENEFIT PLANS
Stock Option Plans. Harmonic has reserved 22,809,000 shares of Common Stock for issuance under various employee stock option plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Beginning on February 27, 2006, option grants had a term of seven years. Restricted stock units have no exercise price and generally vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. In May 2010, Harmonic stockholders approved amendments to the 1995 Stock Plan (the “1995 Plan”) and increased the maximum number of shares of common stock authorized for issuance by an additional 10,600,000 shares, decreased the maximum term of stock options to seven years and changed the share counting provisions to provide that each award with an exercise price below 100% of the fair market value on the grant date (or no exercise price) would decrease the 1995 Plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the 1995 Plan reserve by 1.5 shares for every unit or share forfeited. Previously, restricted stock units granted reduced the number of shares reserved for grant under the plans by two shares for every unit granted. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Certain awards provide for accelerated vesting if there is a change in control. In the three and nine months of 2010, employees received restricted stock units valued at $10.2 million and $19.7 million, respectively. In the three and nine months ended October 2, 2009, employees received restricted stock units valued at $2.0 million and $9.3 million, respectively.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan to, among other things, increase the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares, and to rename the Plan the “2002 Director Stock Plan.” In May 2010, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 400,000 shares and changed the share counting provisions to provide that each award of restricted stock units would decrease the 2002 Plan reserve 1.5 shares for every unit granted and any forfeitures of unvested restricted stock units would increase the 1995 Stock Plan reserve by 1.5 shares for every unit forfeited. Harmonic had a total of 752,000 shares of Common Stock reserved for issuance under the Plan as of October 1, 2010. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, have no exercise price and vest either after one year or the vesting date chosen for such award. Previously, restricted stock units granted reduced the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding seven years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the first nine months of 2010 and 2009, there were 87,367 and 99,463 units granted to non-employee directors, respectively.
A summary of share-based award activity during the nine months ended October 1, 2010 is as follows (in thousands):

Shares
Available
for Grant
Balance at December 31, 2009	4,054
Shares authorized	11,000
Options granted	(2,466)
Restricted stock units granted	(5,327)
Restricted stock units canceled	223
Options canceled	510
Options expired	103

Balance at October 1, 2010	8,097

The following table summarizes restricted stock unit activity under the Plans:

		Weighted
	RSUs	Average Fair Value	Aggregate Fair
(In thousands except exercise price)	Outstanding	Per Share	Value (1)
Balance at December 31, 2009	1,637	$5.88
Restricted stock units granted	3,092	6.53
Restricted stock units released	(757)	5.88	$4,599
Restricted stock units canceled	(112)	6.23

Balance at October 1, 2010	3,860	$6.36

(1)	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $4.5 million.
The following table summarizes stock option activity under the Plans:

	Stock Options	Weighted Average
(In thousands except exercise price)	Outstanding	Exercise Price
Balance at December 31, 2009	10,499	$9.44
Options granted	2,466	3.78
Options exercised	(167)	4.82
Options canceled	(510)	8.40
Options expired	(685)	35.01

Balance at October 1, 2010	11,603	$6.84

Options vested and exercisable as of October 1, 2010	7,501	$7.66

Options vested and expected-to-vest as of October 1, 2010	11,453	$6.87

The weighted-average fair value of options granted for the nine months ended October 1, 2010 was $4.18 The weighted-average fair value of options granted for the nine months ended October 2, 2009 was $2.80.

The following table summarizes information regarding stock options outstanding at October 1, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	October 1, 2010	(Years)	Exercise Price	October 1, 2010	Exercise Price
	(In thousands, except exercise price and life)
$ 0.19 -- 3.46	1,794	7.7	$2.31	300	$2.64
3.73 -- 5.86	1,776	4.6	5.53	1,158	5.46
5.87 -- 6.93	1,729	4.2	6.18	963	5.97
6.94 -- 8.17	2,571	4.5	8.12	1,661	8.11
8.20 -- 8.79	1,714	3.5	8.26	1,495	8.25
8.80 -- 11.94	1,971	2.1	9.66	1,876	9.64
12.10 -- 16.73	48	1.2	13.94	48	13.94

	11,603	4.4	$6.84	7.501	$7.66

The weighted-average remaining contractual life for all exercisable stock options at October 1, 2010 was 3.2 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at October 1, 2010 was 4.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest restricted stock units at October 1, 2010 was 1.3 years.
Aggregate intrinsic value of options exercisable at October 1, 2010 was $4.1 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $12.1 million at October 1, 2010. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $7.00 as of October 1, 2010, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.1 million and $0.3 million during the three and nine months ended October 1, 2010, respectively.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent stockholder-approved amendments, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, the Company’s stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the first nine months of 2010 and 2009, the number of shares of stock issued under the purchase plans was 864,800 and 705,206 at weighted average prices of $4.90 and $5.24, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans during the first nine months of 2010 and 2009 was $1.70 and $2.19, respectively. At October 1, 2010, a total of 1,775,073 shares were reserved for future issuances under the 2002 Purchase Plan.
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
Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2010 and October 2, 2009:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2010	2009	2010	2009
Employee stock-based compensation in:
Cost of revenue	$516	$376	$1,521	$1,086

Research and development expense	1,169	972	3,435	2,771
Selling, general and administrative expense	1,833	1,346	5,224	3,780

Total employee stock-based compensation in operating expense	3,002	2,318	8,659	6,551

Total employee stock-based compensation	3,518	2,694	10,180	7,637
Amount capitalized as inventory	(14)	8	11	12

Total stock-based compensation	$3,504	$2,702	$10,191	$7,649

As of October 1, 2010, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $36.5 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.6 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Expected life (years)	3.52	4.75	4.00	4.75
Volatility	55%	60%	56%	58%
Risk-free interest rate	1.1%	2.6%	1.6%	1.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Expected life (years)	0.5	0.5	0.5	0.5
Volatility	43%	78%	46%	76%
Risk-free interest rate	0.4%	0.5%	0.4%	0.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected term for stock options and the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The issuance of Harmonic stock options in the third quarter of 2010 due to the assumption of the unvested Omneon stock options had the effect of reducing the expected life due to a shorter remaining vesting period.
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
NOTE 11: INCOME TAXES
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.
For the three and nine months ended October 1, 2010, our effective tax rate, in thousands, was a provision of $1,693 and a benefit of $(1,202), respectively, compared to a benefit of $(2,777) in the third quarter of 2009 and a provision of $10,523 for the first nine months of 2009, inclusive of discrete items.
For the three months ended October 1, 2010, the difference between our effective tax rate provision of 127.1% and the federal statutory rate of 35% was primarily attributable to various discrete items, the differential in foreign tax rates, non deductible stock-based compensation expense, non deductible transaction costs, and California research and development credits. The discrete items recorded in the third quarter of 2010 principally related to translation adjustments and accrued interest on uncertain tax positions and a reallocation of expenses between legal entities.

For the nine months ended October 1, 2010, the difference between our effective tax rate benefit of 14.7% and the federal statutory rate of 35% was primarily attributable to various discrete items, the differential in foreign tax rates, non deductible stock-based compensation expense, non deductible transaction costs and California research and development credits. The discrete items recorded for the nine months ended October 1, 2010, principally related to a benefit associated with the reversal of previously provided foreign income taxes due to expiration of the statute of limitations, translation adjustments and accrued interest on uncertain tax positions, a reduction in the valuation allowance on the California deferred tax assets due to an increase in the estimated amount of income that will be apportioned to California, based on anticipated changes in the geographic mix of sales, and a reallocation of expenses between legal entities.
On February 20, 2009, California enacted legislation, which among other things, provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under applicable accounting guidance on accounting for income taxes to compute our deferred taxes at the end of any reporting period taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. For the first quarter of 2009, the impact of the new legislation resulted in a change to the state effective tax rate used to compute the Company’s California deferred tax assets resulting in a corresponding reduction to the amount of previously recorded California deferred tax assets. Any future changes to the estimate may result in an adjustment to the amount of the California deferred tax assets recognized.
In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $52.3 million as of December 31, 2009, and approximately $48.9 million as of October 1, 2010. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $2.4 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended October 1, 2010, we recorded a net increase of $0.5 million for interest and penalties related to uncertain tax positions resulting in a balance at October 1, 2010 of $5.2 million.
The tax years 2002-2009 remain open to examination by various federal, state and foreign taxing jurisdictions.
NOTE 12: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended October 1, 2010 and the nine months ended October 2, 2009 because potential common shares, such as common shares issuable under the exercise of stock options or the employee stock purchase plan, are only considered when their effect would be dilutive.
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income (loss) computations because their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2010	2009	2010	2009

Potentially dilutive equity awards outstanding	16,529	8,645	15,036	13,280

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss) (numerator)	$(361)	$2,577	$9,403	$(24,186)

Shares calculation (denominator):
Weighted average shares outstanding — basic	100,246	96,104	97,975	95,742
Effect of dilutive securities:
Potential common stock relating to equity awards outstanding	—	628	697	—

Average shares outstanding — diluted	100,246	96,732	98,672	95,742

Net income (loss) per share — basic	$(0.00)	$0.03	$0.10	$(0.25)

Net income (loss) per share — diluted	$(0.00)	$0.03	$0.10	$(0.25)

NOTE 13: COMPREHENSIVE INCOME (LOSS)
The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2010	2009	2010	2009
Net income (loss)	$(361)	$2,577	$9,403	$(24,186)
Change in unrealized gain (loss) on investments, net of tax	5	(90)	(339)	601
Change in unrealized gain (loss) on foreign exchange contracts, net of tax	43	(205)	(19)	—
Foreign currency translation	567	(122)	(88)	178

Total comprehensive income (loss)	$254	$2,160	$8,957	$(23,407)

NOTE 14: SEGMENT INFORMATION
We operate our business in one reportable segment, which is the design, manufacture and sale of video infrastructure solutions, spanning content production to multi-screen video delivery. Harmonic’s products enable customers to create, prepare and deliver video services over broadcast, cable, Internet, mobile, satellite and networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer. The acquisition of Omneon resulted in an additional product line, production and playout, but did not impact our reportable segments.
Our revenue by product type is summarized as follows:
Revenue Information:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2010	2009	2010	2009
Revenue by type:
Video processing products	$51,005	$39,880	$139,893	$113,841
Production and playout	4,880	—	4,880	—
Edge and access products	34,712	32,673	104,519	89,132
Service and support	14,187	11,308	35,857	29,936

Total	$104,784	$83,861	$285,149	$232,909

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:
Geographic Information:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2010	2009	2010	2009
Net revenue:
United States	$54,538	$40,282	$146,387	$118,932
International	50,246	43,579	138,762	113,977

Total	$104,784	$83,861	$285,149	$232,909

	October 1, 2010	October 2, 2009
Property and equipment:
United States	$31,213	$11,547
International	7,539	7,776

Total	$38,752	$19,323

Major Customers. For the three and nine months ended October 1, 2010, revenue to Comcast accounted for 26% and 19% of net revenue, respectively. For the three and nine months ended October 2, 2009, revenue to Comcast accounted for 15% and 17% of net revenue, respectively. As of October 1, 2010, Comcast accounted for 17% of net accounts receivable.
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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2010	2009	2010	2009
Balance at beginning of the period	$3,194	$6,111	$4,186	$5,360
Omneon acquisition	959	—	959	—
Scopus acquisition	—	—	—	2,379
Accrual for current period warranties	1,096	515	2,567	1,761
Warranty costs incurred	(1,267)	(1,300)	(3,730)	(4,174)

Balance at end of the period	$3,982	$5,326	$3,982	$5,326

Standby Letters of Credit. As of October 1, 2010, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.6 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no claims against us for indemnification pursuant to any of these arrangements and, accordingly, no amounts have been accrued in respect of the indemnification provisions through October 1, 2010.
Guarantees. As of October 1, 2010, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
On March 4, 2010 Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel alleging breach of contract against Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic Inc. on March 12, 2009, and Harmonic Inc. (“Harmonic”). HVN responded by filing a motion to remove the proceedings to arbitration as required by the contract. This motion was granted on May 13, 2010. On May 24, 2010, Interkey filed a motion for the provision of an ex-parte judgment against Harmonic although Harmonic maintains that it was not properly served and therefore was not a party to the proceedings. On July 4, 2010, the court ruled against Harmonic and provided an ex-parte judgment in the amount of NIS 6,350,000, or approximately $1.7 million. On July 14, 2010, Harmonic filed a motion to set aside the ex-parte judgment and delay execution of the judgment along with a Statement of Defense. On August 12, 2010, the ex-parte judgment was set aside. Harmonic believes Interkey’s claims are without merit and Harmonic intends to vigorously defend itself against these claims. Based on the foregoing, Harmonic has not recorded a provision for this claim.
On April 19, 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that Harmonic’s Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic was served with the complaint on August 10, 2010. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to:
•	Our expectation that customer concentration will continue for the foreseeable future;
•	Our expectation that international revenue will continue to account for a significant portion of our net revenue for the foreseeable future;
•	Our belief that adverse economic conditions and tight credit markets may reduce capital spending by our customers, which could have a material and adverse affect on sales of our products;
•	Our expectation that we will record a total of approximately $5.6 million in amortization of intangibles in cost of revenue in the remaining three months of 2010;
•	Our expectation that we will record a total of approximately $2.9 million in amortization of intangibles in operating expenses in the remaining three months of 2010;
•	Our expectation that our capital expenditures will be in the range of $15 million to $17 million during 2010, net of reimbursed building improvements from our landlord;
•	Our belief that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months;
•	Our belief that near-term changes in exchange rates will not have a material impact on our operating results, financial position and liquidity;
•	Our expectation that revenue from cable television, satellite and telecommunications operators will constitute a significant portion of net revenue for the foreseeable future;
•	Our expectation that we will successfully achieve the anticipated benefits of the Omneon acquisition;
•	Our expectation that we will make additional acquisitions in the future;
•	Our expectation that our operations will be affected by new environmental laws and regulations on an ongoing basis;
•	Our expectation that an increasing percentage of our consolidated, pre-tax income will be derived from and reinvested in our international operations and our expectations regarding the associated tax rates;

•	Our expectation that any ultimate liability of Harmonic with respect to certain litigation arising in the normal course of business will not, in the aggregate, have a material adverse effect on us or our operating results, financial position or cash flows;
•	Our expectation that the acquisition of Omneon will strengthen Harmonic’s competitive position in the digital media market and broaden our relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content, and that it will broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement its existing video processing products; and
•	Our expectation that operating results are likely to fluctuate in the future.
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
Overview
Harmonic designs, manufactures and sells a comprehensive, innovative and market-leading portfolio of video infrastructure solutions, spanning content production to multi-screen video delivery. Harmonic’s products enable customers to efficiently create, prepare and deliver differentiated video services over broadcast, cable, Internet, mobile, satellite and networks, while simplifying end-to-end asset management, reducing costs and streamlining networks.
In the third quarter and first nine months of 2010, Harmonic’s net revenue was $104.8 million and $285.1 million, respectively, representing increases of 25% and 22% compared to the third quarter and first nine months of 2009, respectively. The increase in revenue in the third quarter of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our international cable customers for products and solutions related to HDTV, VOD, modular cable modem termination system, or M-CMTS, switched digital video and video transmission applications. In addition, the acquisition of Omneon, Inc. in the third quarter of 2010 resulted in revenue of $5.6 million primarily in the production and playout product line. Gross margins increased in the third quarter of 2010 compared to the corresponding period in 2009 due to higher revenue volumes in 2010 and a higher product mix of video processing products and service and support revenue which typically carry a higher gross margin than our average gross margins. The increase in revenue in the first nine months of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our domestic and international cable customers and our domestic satellite customers for products and solutions related to HDTV, VOD, M-CMTS, switched digital video and video transmission applications. Gross margins increased in the first nine months of 2010 compared to the corresponding period in 2009 due to higher revenue volumes in 2010 and reduced inventory provisions, which were partially offset by increased expenses for freight, royalties and warranties.
Historically, a majority of our net revenue has been derived from relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue for the foreseeable future. In the third quarter and first nine months of 2010, revenue from Comcast accounted for 26% and 19% of net revenue, respectively. In the third quarter and first nine months of 2009, revenue from Comcast accounted for 15% and 17% of net revenue, respectively.
Revenue from customers outside of the U.S. in the third quarter and first nine months of 2010 represented 48% and 49% of net revenue, respectively, compared to 52% and 49%, respectively, for the comparable periods in 2009. A significant portion of international revenue is derived from distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. Net revenue denominated in foreign currencies was approximately 6% in the first nine months of 2010 compared to 7% for the comparable period of 2009. We expect international revenue to continue to account for a significant portion of our net revenue for the foreseeable future.
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
On September 15, 2010, Harmonic completed the acquisition of Omneon, Inc., a privately-held company organized under the laws of Delaware and headquartered in Sunnyvale, California. The purchase price, net of $40.5 million of cash acquired, was $251.3 million, which consisted of (i) approximately $153.3 million in cash, net of cash acquired, (ii) 14.2 million shares of Harmonic common stock with a total fair value of approximately $95.9 million, based on the price of Harmonic common stock at the time of close, and (iii) approximately $2.1 million representing the fair value attributed to shares of Omneon equity awards which Harmonic assumed for which services had already been rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances and is subject to a post-closing adjustment based on Omneon’s working capital. Substantially all unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing were assumed by Harmonic. Omneon develops and supports a range of video servers, active storage systems and related software applications that media companies use to simultaneously ingest, process, store, manage and deliver digital media in a wide range of formats. Omneon’s products include Spectrum video servers, MediaGrid active storage systems and MediaTool software applications which were initially designed for, and have been deployed mostly by, broadcasters that use their products for the transmission of television content. The acquisition of Omneon is intended to strengthen Harmonic’s competitive position in the digital media market and to broaden our relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content. The acquisition is also intended to broaden Harmonic’s technology and product lines with digital storage and play-out solutions which complement our existing video processing products. The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from the closing date of the acquisition, which was September 15, 2010. Revenue from Omneon’s products are primarily reported within the production and playout product line.
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
We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to sell our existing intellectual property and intellectual property that will be developed or licensed in the future. As a result of these changes and an expanding customer base internationally, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods. However, the current presidential administration has begun to put forward proposals that may, if enacted, limit the ability of U.S. companies to continue to defer U.S. income taxes on foreign earnings.
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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010 and the notes to the condensed consolidated financial statements as of and for the three and nine month periods ended October 1, 2010, included herein. Our most critical accounting policies have not changed since December 31, 2009 and include the following:
•	Revenue recognition;
•	Allowances for doubtful accounts, returns and discounts;
•	Valuation of inventories;
•	Impairment of goodwill or long-lived assets;
•	Restructuring costs and accruals for excess facilities;
•	Assessment of the probability of the outcome of litigation;
•	Accounting for income taxes, and
•	Stock-based compensation.
Results of Operations
Harmonic’s historical condensed consolidated statements of operations data for the third quarter and first nine months of 2010 compared with the corresponding periods in 2009 as a percentage of net revenue, are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Product revenue	86%	87%	87%	87%
Service revenue	14	13	13	13

Net revenue	100	100	100	100

Product cost of revenue	51	53	49	54
Service cost of revenue	4	4	4	5

Cost of revenue	55	57	53	59

Gross profit	45	43	47	41
Operating expenses:
Research and development	18	19	18	20
Selling, general and administrative	25	23	25	27
Amortization of intangibles	1	2	1	1

Total operating expenses	44	44	44	48

Income (loss) from operations	1	(1)	3	(7)
Interest income, net	—	1	—	1
Other expense, net	—	—	—	—

Income (loss) before income taxes	1	—	3	(6)
Provision for (benefit from) income taxes	(1)	(3)	—	4

Net income (loss)	—%	(3)%	3%	(10)%

Net Revenue — Consolidated
Harmonic’s consolidated net revenue in the third quarter and first nine months of 2010 compared with the corresponding periods in 2009 are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue in the third quarter and first nine months of 2010 compared with the corresponding periods in 2009.

	Three Months Ended		Nine Months Ended
Revenue Data:	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Video Processing	$51,005	$39,880	$139,893	$113,841
Production and Playout	4,880	—	4,880	—
Edge and Access	34,712	32,673	104,519	89,132
Service and Support	14,187	11,308	35,857	29,936

Net revenue	$104,784	$83,861	$285,149	$232,909

Video Processing increase	$11,125		$26,052
Production and Playout	4,880		4,880
Edge and Access increase	2,039		15,387
Service and Support increase	2,879		5,921

Total increase	$20,923		$52,240

Video Processing percent change	27.9%		22.9%
Production and Playout	—%		—%
Edge and Access percent change	6.2%		17.3%
Service and Support percent change	25.5%		19.8%
Total percent change	24.9%		22.4%
Net revenue increased in the third quarter of 2010 compared to the same period of 2009 principally due to increased demand from our domestic and international cable customers, an improved economic environment worldwide and from revenue generated from products acquired in the Omneon acquisition. Revenue from video processing products was higher in the third quarter of 2010 compared to the same period in the prior year primarily due to increased revenue from broadcast encoders, which are used in HDTV and switched digital video applications. The Company also had revenue of $4.9 million in the production and playout product line resulting from the acquisition of Omneon in the third quarter of 2010. The increase in revenue in the edge and access products line in the third quarter of 2010 compared to the same period in 2009 was primarily due to an increase in revenue derived from domestic and international cable operators relating to the sale of edge products, which are used for video transmission applications. The increase in revenue from service and support in the third quarter of 2010 compared to the same period in 2009 was primarily from increased support revenue as a result of an expanded customer base and service revenue from the completion of several customer projects.
Net revenue increased in the first nine months of 2010 compared to the same period of 2009 principally due to increased demand from our domestic and international cable customers and our domestic satellite customers, as well as an improved economic environment worldwide and from revenue generated from products acquired in the Omneon acquisition. Revenue from video processing products was higher in the first nine months of 2010 compared to the same period in the prior year primarily due to increased revenue from broadcast encoders and stream processing products, which are used in HDTV, switched digital video and VOD applications and increased revenue from video contribution and distribution products. The Company also had revenue of $4.9 million in the production and playout product line resulting from the acquisition of Omneon in the third quarter of 2010. The increase in revenue from the edge and access products line in the first nine months of 2010 compared to the same period in 2009 was primarily due to an increase in revenue derived from domestic and international cable operators relating to the sale of edge and access products, which are used for M-CMTS, switched digital video and video transmission applications. The increase in revenue from service and support in the first nine months of 2010 compared to the same period in 2009 was primarily from increased support revenue as a result of an expanded customer base.

Net Revenue — Geographic
Harmonic’s domestic and international net revenue in the third quarter and first nine months of 2010 compared with the corresponding periods in 2009 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the third quarter and first nine months of 2010 compared with the corresponding periods in 2009.

	Three Months Ended		Nine Months Ended
Geographic Revenue Data:	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
U.S.	$54,538	$40,282	$146,387	$118,932
International	50,246	43,579	138,762	113,977

Net revenue	$104,784	$83,861	$285,149	$232,909

U.S. increase	$14,256		$27,455
International increase	6,667		24,785

Total increase	$20,923		$52,240

U.S. percent change	35.4%		23.1%
International percent change	15.3%		21.7%
Total percent change	24.9%		22.4%
The increase in U.S. revenue in the third quarter of 2010 compared to the corresponding period in 2009 was principally due to increased demand from our domestic cable customers for video processing encoder products used in HDTV applications, from revenue generated from products acquired in the Omneon acquisition and increased support revenue. The increased U.S. revenue in the first nine months of 2010 compared to the corresponding period in 2009 was principally due to increased demand from our domestic cable and satellite customers for video processing encoder and stream processing products, which are used in HDTV applications; edge and access products, which are used in M-CMTS, switched digital video and video transmission applications; and increased service and support revenue.
The increase in international revenue in the third quarter of 2010 compared to the corresponding period in 2009 was primarily due to increased demand from our international cable customers for encoder products used in HDTV applications; edge and access products, which are used in M-CMTS, switched digital video and video transmission applications; and increased support revenue. International revenue in the first nine months of 2010 increased compared to the corresponding period in 2009 primarily due to increased demand from our international cable customers for encoder, stream processing and network management products, which are used in HDTV and VOD video processing applications; video contribution and distribution products, which were products obtained from the Scopus acquisition in March 2009; edge and access products, which are used in M-CMTS, switched digital video and video transmission applications; and increased support revenue. International revenue increased in the third quarter and the first nine months of 2010 compared to the corresponding periods in 2009 primarily in the European, Middle East and Canadian markets. We expect that international revenue will continue to account for a significant portion of our net revenue for the foreseeable future.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net revenue in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009 are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the third quarter and first nine months of 2010 as compared with the corresponding periods in 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Gross profit	$47,532	$36,080	$134,019	$95,011
As a % of net revenue	45.4%	43.0%	47.0%	40.8%

Increase	$11,452		$39,008
Percent change	31.7%		41.1%

The increase in gross profit in the third quarter of 2010 as compared to the corresponding period in 2009 was primarily due to higher revenue in 2010 and a decrease in manufacturing overhead costs due to outsourcing of specific product lines to contract manufacturers, which was partially offset by increased expense from the acquisition of Omneon in the third quarter of 2010 and increased warranty provisions of $0.8 million. The gross margin percentage of 45.4% in the third quarter of 2010 compared to 43.0% in the third quarter of 2009 was higher primarily due to favorable factory absorption (lower per unit cost) resulting from higher revenue volumes and a higher product mix of video processing products and service and support revenue which typically carry a higher gross margin than our average gross margins.
The increase in gross profit in the first nine months of 2010 as compared to the corresponding period in 2009 was primarily due to higher revenue in 2010, a decrease in provisions for excess and obsolete inventories and a decrease in manufacturing overhead costs due to outsourcing of specific product lines to contract manufacturers, which was partially offset by higher provisions for service inventory and demo inventory, increased freight expense, increased warranty expense, increased royalty expense and increased expense from the acquisition of Omneon in the third quarter of 2010. The decrease in the provisions for excess and obsolete inventories in the first nine months of 2010 compared to the corresponding period in 2009 was primarily due to provisions of $5.8 million recorded in the first nine months of 2009 for excess and obsolete inventories associated with the discontinuance of certain Scopus products. The gross margin percentage of 47.0% in the first nine months of 2010 compared to 40.8% in the first nine months of 2009 was higher primarily due to higher margins in the video processing and service and support product lines, and lower provisions for excess and obsolete inventories, which were partially offset by higher provisions for service inventory and demo inventory, increased freight expense, increased warranty expense, increased royalty expense and increased expense from the acquisition of Omneon in the third quarter of 2010.
In the first nine months of 2010, $6.9 million of amortization of intangibles was included in cost of revenue compared to $5.9 million in the first nine months of 2009. The higher amortization of intangible expense in the first nine months of 2010 was due to the amortization of intangibles arising from the Scopus acquisition which was completed in March 2009 and the Omneon acquisition which was completed in September 2010. We expect to record approximately $5.6 million in amortization of intangibles expenses in cost of revenue in the remaining three months of 2010 related to intangible assets acquired in connection with the acquisitions of Omneon, Inc. (“Omneon”), Entone Technologies, Inc. (“Entone”), Rhozet Corporation (“Rhozet”) and Scopus Video Networks Ltd. (“Scopus”).
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net revenue in the third quarter and first nine months of 2010, as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Research and development expense	$19,002	$15,879	$52,946	$45,825
As a % of net revenue	18.1%	18.9%	18.6%	19.7%

Increase	$3,123		$7,121
Percent change	19.7%		15.5%
The increase in research and development expense in the third quarter of 2010 compared to the corresponding period in 2009 was primarily the result of increased compensation expense of $1.4 million, increased facilities expense of $0.9 million, increased consulting services of $0.4 million, increased stock-based compensation expense of $0.2 million and a decrease in expense reimbursements from foreign government sponsored research of $0.2 million. The increased compensation expense was primarily due to increased headcount related to the Omneon acquisition, as well as additional hiring of employees engaged in engineering activities. The increased facilities expense was primarily due to an increase in additional facilities, such as building leases and overhead, assumed in connection with the Omneon acquisition.
The increase in research and development expense in the first nine months of 2010 compared to the corresponding period in 2009 was primarily the result of increased compensation expense of $2.5 million, increased facilities expense of $2.1 million, increased stock-based compensation expense of $0.7 million, increased outside engineering services of $0.5 million, a decrease in expense reimbursements from foreign government sponsored research of $0.5 million, increased consulting services of $0.4 million and increased depreciation of $0.4 million. The increased compensation expense was primarily due to increased headcount related to the Scopus and Omneon acquisitions as well as additional hiring of employees engaged in engineering activities. The increased facilities expense was primarily due to an increase in additional facilities, such as building leases and overhead, assumed in connection with the Scopus and Omneon acquisitions.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net revenue in the third quarter and first nine months of 2010, as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Selling, general and administrative expense	$25,999	$19,405	$70,917	$61,431
As a % of net revenue	24.8%	23.1%	24.9%	26.4%

Increase	$6,594		$9,486
Percent change	34.0%		15.4%
The increase in selling, general and administrative expense in the third quarter of 2010 compared to the corresponding period in 2009 was primarily a result of higher acquisition-related expenses of $3.4 million associated with the acquisition of Omneon, increased compensation expense of $2.4 million, increased stock-based compensation of $0.5 million and increased facilities expense of $0.5 million. The increased facilities expense was primarily due to additional facilities costs assumed in connection with the Omneon acquisition. The increased compensation expense was primarily due to higher commission expense resulting from increased net revenue in 2010, increased incentive compensation and increased headcount related to the Omneon acquisition.
The increase in selling, general and administrative expense in the first nine months of 2010 compared to the corresponding period in 2009 was primarily a result of increased compensation expense of $3.8 million, higher acquisition-related expenses of $2.7 million associated with the acquisition of Omneon, increased stock-based compensation expense of $1.4 million, increased facilities expense of $0.9 million and increased travel and entertainment expenses of $0.6 million. The increased compensation expense was primarily due to increased headcount related to the Scopus and Omneon acquisitions, increased commission expense resulting from increased net revenue in 2010, higher incentive compensation expense and expenses associated with the retirement of the Company’s former chief financial officer. The increased facilities expense was primarily due to the additional facilities costs assumed in connection with the Scopus and Omneon acquisitions.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net revenue in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009 are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Amortization of intangible assets expense	$959	$1,367	$2,026	$3,289
As a % of net revenue	0.9%	1.6%	0.7%	1.4%

Decrease	$(408)		$(1,263)
Percent change	(29.8)%		(38.4)%
The decrease in the amortization of intangibles expense in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 was primarily due to reduced amortization of intangible assets in the third quarter and first nine months of 2010 related to the acquisition of Scopus. Harmonic expects to record a total of approximately $2.9 million in amortization of intangibles expense in operating expenses in the remaining three months of 2010 due to the amortization of intangible assets resulting from the acquisitions of Omneon, Entone, Rhozet and Scopus.

Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net revenue in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Interest income, net	$165	$583	$974	$2,764
As a % of net revenue	0.2%	0.7%	0.3%	1.2%

Decrease	$(418)		$(1,790)
Percent change	(71.7)%		(64.8)%
The decrease in interest income, net, in the third quarter and first nine months of 2010 compared to the corresponding periods of 2009 was due primarily to the lower interest rates earned on Harmonic’s cash, cash equivalents and short-term investment portfolio balances and a lower investment portfolio balance during the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net revenue in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Other expense, net	$(405)	$(212)	$(903)	$(893)
As a % of net revenue	(0.4)%	(0.3)%	(0.3)%	(0.4)%

Increase	$193		$10
Percent change	91.0%		1.1%
The increase in other expense, net, in the third quarter and the first nine months of 2010 compared to the corresponding periods of 2009 was primarily due to higher foreign exchange losses.
Income Taxes
Harmonic’s provision for (benefit from) income taxes in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009, are presented in the table below. Also presented are the income (loss) before income taxes and the related dollar and percentage change in income taxes in the third quarter and first nine months of 2010 as compared with the corresponding periods of 2009.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Income (loss) before income taxes	$1,332	$(200)	$8,201	$13,663
Provision for (benefit from) income taxes	$1,693	$(2,777)	$(1,202)	$10,523

Increase (decrease) in provision for (benefit from) income taxes	$4,470		$(11,725)
Percent change	161.0%		(111.4)%

The increase in the provision for income taxes in the third quarter of 2010 compared to the same period in 2009 was primarily attributable to translation adjustments and accrued interest on uncertain tax positions and a reallocation of expenses between legal entities.
The decrease in the provision for income taxes in the first nine months of 2010 compared to the same period in 2009 was primarily attributable to a benefit from the reversal of foreign taxes previously accrued as uncertain tax benefits due to an expiration of the statute of limitations, translation adjustments and accrued interest on uncertain tax positions, a reduction in the valuation allowance on the California deferred tax assets due to an increase in the estimated amount of income that will be apportioned to California based on anticipated changes in the geographic mix of sales and a reallocation of expenses between legal entities.
On February 20, 2009, California enacted legislation, which among other things, provides for the election of a single factor apportionment formula beginning in 2011. As a result of our anticipated election of the single sales factor, we are required under applicable accounting guidance on accounting for income taxes to compute our deferred taxes at the end of any reporting period taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. In the first quarter of 2009, the impact of the new legislation resulted in a change to the state effective tax rate used to compute the Company’s California deferred tax assets resulting in a corresponding reduction to the amount of previously recorded California deferred tax assets. At the end of each quarter, the Company will review the estimated amount of income to be apportioned to California under the single factor formula. Any future changes to the estimate may result in an adjustment to the amount of the California deferred tax assets to be recorded.
Liquidity and Capital Resources

(In thousands)	Nine months Ended
	October 1, 2010	October 2, 2009
Net cash provided by (used in) operating activities	$1,212	$(9,771)
Net cash used in investing activities	$(105,828)	$(24,591)
Net cash provided by financing activities	$22,751	$4,239
As of October 1, 2010, cash, cash equivalents and short-term investments totaled $110.1 million, compared to $271.1 million as of December 31, 2009. Cash provided by operations in the first nine months of 2010 was $1.2 million, resulting from net income of $9.4 million, adjusted for $27.1 million in non-cash charges, and a $35.3 million net use of cash relating to the changes in assets and liabilities. The significant non-cash charges included stock-based compensation, amortization of intangible assets and depreciation. The net change in assets and liabilities included an increase in inventories primarily due to an increase in service and demo inventories, an increase in accounts receivable due to higher shipments in the first nine months of 2010, a decrease in accrued liabilities primarily from the payment of incentive compensation and lower accrued excess facilities costs.
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
Net cash used in investing activities was $105.8 million for the nine months ended October 1, 2010, compared to net cash used in investing activities of $24.6 million in the corresponding period in 2009. The increase in net cash used in the first nine months of 2010 was primarily due to the acquisition of Omneon in the third quarter of 2010 which used $153.3 million of cash and the acquisition of property and equipment of $29.8 million primarily for leasehold improvements to our new corporate headquarters, which was partially offset by net cash provided by the maturing of investments which exceeded additional purchases of such investments during the period. Cash used for investing activities for the first nine months of 2009 was primarily due to our acquisition of Scopus. Harmonic currently expects capital expenditures to be in the range of $15 million to $17 million during 2010, net of reimbursed building improvements from our landlord.
Net cash provided by financing activities was $22.8 million for the nine months ended October 1, 2010, compared to $4.2 million in the corresponding period in 2009. The increase over 2009 was primarily due to proceeds relating to lessor financing of building construction for our new headquarters of $18.8 million.

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on March 2, 2011. As of October 1, 2010, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At October 1, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at October 1, 2010). Borrowings are payable monthly and are not collateralized.
The use of approximately $153 million, net of approximately $40 million of cash acquired, upon closing of the Omneon acquisition significantly reduced our cash balances. Nevertheless, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.
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
Off-Balance Sheet Arrangements
None as of October 1, 2010.
Contractual Obligations and Commitments
Future payments under contractual obligations, and other commercial commitments, as of October 1, 2010 were as follows:

	Payments Due by Period
	Total Amounts	1 year or less	2-3 years	4-5 years	Over 5 years
	Committed		(In thousands)
Operating Leases	$40,028	$3,695	$8,442	$8,577	$19,314
Inventory Purchase Commitment	24,030	24,030	—	—	—

Total Contractual Obligations	$64,058	$27,725	$8,442	$8,577	$19,314

Other Commercial Commitments:
Standby Letters of Credit	$563	$563	$—	$—	$—
Indemnification obligations(1)	—	—	—	—	—

Total Commercial Commitments	$563	$563	$—	$—	$—

1.	Harmonic indemnifies its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements, Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters and other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorney’s fees). There have been no claims for indemnification and, accordingly, no amounts have been accrued in respect of the indemnification provisions at October 1, 2010.
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

Foreign Currency Exchange Risk
Harmonic has a number of international customers each of whose sales are generally denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 6% and 7% of net revenue in the first nine months of 2010 and 2009, respectively. In addition, the Company has various international offices that provide sales support, engineering and systems integration services. Periodically, Harmonic enters into foreign currency exchange contracts and options to manage exposure related to accounts receivable and expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At October 1, 2010, we had forward contracts to sell Euros totaling $3.9 million that mature during the fourth quarter of 2010. In addition, we had forward exchange contracts to sell Israeli Shekels totaling $0.4 million maturing during the fourth quarter of 2010. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot provide any assurance that a sudden and significant change in the value of foreign currencies would not harm the Company’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in other comprehensive income. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of October 1, 2010, our cash, cash equivalents and investments balance was $110.1 million. Based on our estimates, a 100 basis points, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.2 million.
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
Changes in internal controls.
On March 12, 2009, we acquired Scopus and, as a result, we have begun integrating the processes, systems and controls relating to Scopus into our existing system of internal control over financial reporting in accordance with our integration plans. Also, on September 15, 2010, we acquired Omneon and, as a result, we have begun integrating the processes, systems and controls relating to Omneon into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of Scopus and Omneon, there have not been any changes in the Company’s internal control over financial reporting during the nine months ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 4, 2010 Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel alleging breach of contract against Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic Inc. on March 12, 2009, and Harmonic Inc. (“Harmonic”). HVN responded by filing a motion to remove the proceedings to arbitration as required by the contract. This motion was granted on May 13, 2010. On May 24, 2010, Interkey filed a motion for the provision of an ex-parte judgment against Harmonic although Harmonic maintains that it was not properly served and therefore was not a party to the proceedings. On July 4, 2010, the court ruled against Harmonic and provided an ex-parte judgment in the amount of NIS 6,350,000, or approximately $1.7 million. On July 14, 2010, Harmonic filed a motion to set aside the ex-parte judgment and delay execution of the judgment along with a Statement of Defense. On August 12, 2010, the ex-parte judgment was set aside. Harmonic believes Interkey’s claims are without merit and Harmonic intends to vigorously defend itself against these claims. Based on the foregoing, Harmonic has not recorded a provision for this claim.
On April 19, 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that Harmonic’s Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic was served with the complaint on August 10, 2010. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.
Harmonic may be subject to claims arising in the normal course of business. In the opinion of management the amount of ultimate liability with respect to these matters in the aggregate will not have a material adverse effect on the Company or its operating results, financial position and cash flows.
ITEM 1A. RISK FACTORS
We depend on cable, satellite and telecom industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending in these industries would negatively impact our operating results, financial condition and cash flows.
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
Historically, a majority of our revenue has been derived from relatively few customers, and due in part to the consolidation of ownership of cable television and direct broadcast satellite systems, we expect this customer concentration to continue in the foreseeable future. Revenue derived from our ten largest customers in the first nine months of 2010 and the fiscal years 2009 and 2008 accounted for approximately 47%, 47% and 58% of net revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets, such as the telecommunications and broadcast markets, and to further expand internationally, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs of constructing broadband networks. For example, Comcast acquired AT&T Broadband in 2002, thereby creating the largest U.S. cable operator, reaching approximately 24 million subscribers. The sale of Adelphia Communications’ cable systems to Comcast and Time Warner Cable has led to further industry consolidation. NTL and Telewest, the two largest cable operators in the UK, completed their merger in 2006. In the DBS market, The News Corporation Ltd. acquired an indirect controlling interest in Hughes Electronics, the parent company of DIRECTV, in 2003, and News Corporation subsequently sold its interest in DIRECTV to Liberty Media in February 2008. In the telco market, AT&T completed its acquisition of Bell South in December 2006.
In the first nine months of 2010, revenue from Comcast accounted for 19% of our net revenue. In fiscal year 2009, revenue from Comcast accounted for 17% of our net revenue. The loss of Comcast or any other significant customer or any reduction in orders by

Comcast or any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. The loss of, or any reduction in orders from, a significant customer would harm our business if we were not able to offset any such loss or reduction with increased orders from other customers.
In addition, historically, we have been dependent upon capital spending in the cable and satellite industry. We are attempting to diversify our customer base beyond cable and satellite customers, including the telco and the production and transmission of television content markets. Several major telcos have rebuilt or are upgrading their networks to offer bundled video, voice and data services. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments, including recent trials of mobile video services, are subject to delays in completion, as video processing technologies and video business models are relatively new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay the recognition of revenue by Harmonic. Further, during challenging economic times, and in tight credit markets, many customers, including telcos, may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. As a result of these and other factors, we cannot assure you that we will be able to increase our revenues from telco customers and other markets, or that we can do so profitably, and any failure to increase revenues and profits from these customers could adversely affect our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets;

•	access to financing, including credit, for capital spending by our customers;

•	economic and financial conditions specific to the cable, satellite and telco industries;

•	changes in market demand;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of projects;

•	competitive market conditions, including pricing actions by our competitors;

•	seasonality, with fewer construction and upgrade projects typically occurring in winter months and otherwise being affected by inclement weather;

•	our unpredictable sales cycles;

•	the level and mix of international revenue;

•	the amount and timing of revenue derived from telcos, which is particularly difficult to predict;

•	new product introductions by our competitors or by us;

•	our development of custom products and software;

•	changes in domestic and international regulatory environments;

•	market acceptance of new or existing products;

•	the evaluation of new services, new standards and system architectures by many operators;

•	the cost and availability of components, subassemblies and modules;

•	the mix of our customer base and sales channels;

•	the mix of products sold and the effect it has on gross margins;

•	changes in our operating expenses and extraordinary expenses;

•	impairment of goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our tax rate, including as a result of changes in our valuation allowance against certain of our deferred tax assets, and changes in state tax laws including apportionment, as a result of proposed amended tax rules related to the deferral of foreign earnings;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses instead of capitalizing these costs, and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.
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
The markets for digital video systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers competed aggressively for customers’ reduced capital spending, and we have experienced similar pressure during the recent economic slowdown. Our competitors for edge and access products include corporations such as Cisco, Motorola and Arris. In our video processing products, we compete broadly with products from vertically integrated system suppliers including Motorola, Cisco, Technicolor and Ericsson and, in certain product lines, with a number of smaller companies.
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

We may not realize the anticipated improvement in our operating results and other benefits expected from our recently completed acquisitions of Omneon and Scopus, any of which could adversely affect our business and cause our stock price to decline.
Our recently completed acquisitions of Omneon and Scopus involved the integration of companies that had previously operated independently. The integration of previously independent companies is a challenging, time-consuming and costly process. While the integration process began in September 2010, when the Omneon acquisition was consummated, and in March 2009, when the Scopus acquisition was consummated, it will take or has taken some time to complete the integrations. It is possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies requires the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize benefits from the acquisition of Omneon or the acquisition of Scopus. If we are unable to realize these benefits, our business and operating results may be adversely affected, and our stock price may decline.
We have made and expect to continue to make acquisitions, and such acquisitions could disrupt our operations and adversely affect our operating results.
As part of our business strategy, from time to time, we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on September 15, 2010, we completed the acquisition of Omneon, a privately-held company organized under the laws of Delaware and headquartered in Sunnyvale, California.
The purchase price, net of $40.5 million of cash acquired, was $251.3 million, which consisted of (i) approximately $153.3 million in cash, net of cash acquired, (ii) 14.2 million shares of Harmonic common stock with a total fair value of approximately $95.9 million, based on the price of Harmonic common stock at the time of close, and (iii) approximately $2.1 million representing the fair value attributed to shares of Omneon equity awards which Harmonic assumed for which services had already been rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances and is subject to a post-closing adjustment based on Omneon’s working capital. All unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing were assumed by Harmonic. The Company also incurred a total of $5.7 million of transaction expenses, which were expensed as selling, general and administrative expenses in the second and third quarters of 2010. In addition, on March 12, 2009, we completed the acquisition of Scopus Video Networks Ltd., on July 31, 2007, we completed the acquisition of Rhozet Corporation and on December 8, 2006, we acquired the video networking software business of Entone Technologies, Inc. We expect to make additional acquisitions in the future.
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
Revenue derived from customers outside of the U.S. in the first nine months of 2010 and fiscal years 2009 and 2008 represented 49%, 49% and 44% of net revenue, respectively, and we expect that international revenue will continue to represent a meaningful portion of our net revenue for the foreseeable future. Furthermore, a substantial portion of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to increase revenue in international markets are subject to a number of risks, including:
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
When we completed the acquisition of Scopus in March 2009, Scopus was headquartered and had a substantial majority of its operations in Israel. This acquisition resulted in the addition of 221 employees based in Israel. In addition, we maintain a facility in Caesarea in Israel with a total of 85 employees. The employees at the Caesarea facility consist principally of research and development personnel. We have pilot production capabilities at this facility consisting of procurement of subassemblies and modules from Israeli subcontractors and final assembly and test operations. As of October 1, 2010, we had a total of 222 employees based in Israel, or approximately 20% of our workforce.
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
Since our inception, we have used equity compensation, including stock options, restricted stock units and employee stock purchase plan awards, as a fundamental component of our employee compensation packages. We believe that our equity incentive plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board, or FASB, issued guidance that requires us to record a charge to earnings for employee stock options, restricted stock unit grants and employee stock purchase plan awards for all periods from January 1, 2006. This guidance has negatively impacted and will continue to negatively impact our earnings and may affect our ability to raise capital on acceptable terms. For the first nine months of 2010, stock-based compensation expense recognized under this guidance was $10.2 million, which consisted of stock-based compensation expense related to restricted stock units, stock options and employee stock purchase plan awards.
In addition, regulations implemented by the NASDAQ Stock Market requiring stockholder approval for all equity incentive plans could make it more difficult for us to grant options or restricted stock units to employees in the future. To the extent that new accounting guidance makes it more difficult or expensive to grant options or restricted stock units to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
On September 15, 2010, we completed the acquisition of Omneon. The purchase price, net of $40.5 million of cash acquired, was $251.3 million, which consisted of (i) approximately $153.3 million in cash, net of cash acquired, (ii) 14.2 million shares of Harmonic common stock with a total fair value of approximately $95.9 million, based on the price of Harmonic common stock at the time of close, and (iii) approximately $2.1 million representing the fair value attributed to shares of Omneon equity awards which Harmonic assumed for which services had already been rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances and is subject to a post-closing adjustment based on Omneon’s working capital.
Taking into account the acquisition of Omneon and the use of cash required to complete the transaction, we believe that our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of unanticipated strategic opportunities, to satisfy our other liabilities, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operate and into which we sell our products, increased uncertainty in the financial, capital and credit markets, as well as conditions in the cable and satellite industries. In particular, companies are experiencing difficulty raising capital from issuances of debt or equity securities in the current capital market environment, and may also have difficulty securing credit financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and, reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks are heightened during the current economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect. Furthermore, from time to time we assess our relationship with our contract manufacturers. In 2003, we entered into a three-year agreement with Plexus Services Corp. as our primary contract manufacturer, and Plexus currently provides us with a majority of the products that we purchase from our contract manufacturers. This agreement has automatic annual renewals unless prior notice is given and has been renewed until October 2012.
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

We generate a substantial portion of our revenue through net sales to distributors, value-added resellers, or VARs, and systems integrators. We expect that these sales will continue to generate a substantial percentage of our net revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of distributors, VARs and systems integrators that specialize in video delivery solutions, products and services, and our reliance on such customers has increased since the completion of our acquisition of Scopus in the first quarter of 2009 and Omneon in the third quarter of 2010.
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
The cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. Our purchase of the video networking software business of Entone in December 2006 resulted in the addition of 43 employees, most of whom are based in Hong Kong, and we added approximately 18 employees on July 31, 2007, in connection with the completion of our acquisition of Rhozet. Upon the closing of the acquisition of Scopus, we added 221 employees on March 12, 2009, most of whom are based in Israel. Upon the closing of the acquisition of Omneon, we added 286 employees on September 15, 2010, most of whom are based in the U.S. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems.
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
Under the terms of the merger agreement with C-Cube, Harmonic is generally liable for C-Cube’s pre-merger liabilities. Harmonic and LSI Logic, which acquired C-Cube’s spun off semiconductor business in June 2001 and assumed its obligations, reached a settlement agreement in the third quarter of 2009, which resulted in Harmonic reimbursing LSI Logic $1.0 million of the outstanding liability to settle any future outstanding claims. As a result, the full amount of the estimated obligations was transferred to LSI Logic in the third quarter of 2009. To the extent that these obligations are finally settled for more than the amounts reimbursed by Harmonic, LSI Logic is obligated, under the terms of the settlement agreement, to reimburse Harmonic.
Our failure to adequately protect our proprietary rights may adversely affect us.
We currently hold 54 issued U.S. patents and 13 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
On April 19, 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that Harmonic’s Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic was served with the complaint on August 10, 2010. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 15, 2010, we completed the acquisition of Omneon, Inc. The purchase price included approximately 14.2 million shares of Harmonic common stock.

On September 8, 2010, the Commissioner of Corporations of the State of California granted the Company a fairness permit pursuant to Sections 25121 and 25142 of the California Corporate Securities Law of 1968. After receiving such permit, Harmonic relied on an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, for the issuance and stock of the shares of Harmonic stock in connection with the acquisition of Omneon.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at October 1, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 1, 2010 and October 2, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2010 and October 2, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.
By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 10, 2010

Exhibit
Number	Exhibit Index
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: Condensed Consolidated Balance Sheets at October 1, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 1, 2010 and October 2, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2010 and October 2, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.