Form 10-K
period 2010-12-31
HARMONIC INC
filed 2011-03-01
CIK 851310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 2, 2010, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $500,999,923. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 113,873,904 on February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2010) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.

FORM 10-K

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends in the broadcasting and television business;

•	new and future products and services;

•	capital spending of our customers in 2011;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business, results of operations, financial condition and cash flows;

•	the expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	anticipated benefits of recent acquisitions;

•	potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.

These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 19 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements. The terms “Harmonic,” the “Company,” “we,” “us,” “its,” and “our”, as used in this Annual Report on Form 10-K, refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

PART I

Item 1.	Business

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver broadcast and on-demand video services to televisions, personal computers, or PCs, and mobile devices. Historically, the majority of our sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, we are providing our video processing solutions to telecommunications companies, or telcos, broadcasters and other media companies that create video programming or offer video services. In September 2010, we acquired Omneon, Inc., a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon is complementary to Harmonic’s core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.

INDUSTRY OVERVIEW

Demand for Video Services

The delivery of television programming and Internet-based information and communication services to consumers is converging, driven by changes in consumer lifestyles, advances in technology and by changes in the regulatory and competitive environments. Viewers of video increasingly seek a more personalized and dynamic video experience that can be delivered to a variety of devices, ranging from widescreen high-definition televisions, or HDTVs, to mobile devices, including “smart” phones. In part driven by the growth in video consumption devices, the demand for video content has also increased, putting pressure on content providers to cost-effectively produce more high-quality content and make it available on as many platforms as possible. Today, there are a number of developing trends which impact the broadcasting and television business and that of our customers who originate and deliver video programming. These trends distinctly impact both service providers and content providers in unique ways.

Service Provider Trends

Service providers face increasing competition for consumers of video content and are moving quickly to provide a more personalized, on-demand video experience to consumers. Consumers want to view video content at any time, from any location and on any device. Service providers face intense pressure to satisfy these demands, and they see a number of trends, including the following, driving their business:

On-Demand Services

The expanding use of digital video recorders and network-based video on demand, or VOD, services is leading to changes in the way subscribers watch television programming in the home. Subscribers are increasingly utilizing “time-shifting” and “ad-skipping” technology. Further advances in technology are accelerating these trends, with cable, satellite and telco operators announcing initiatives, often in conjunction with network broadcasters, to increasingly personalize subscribers’ video viewing experience, including the delivery of programming directly to broadband enabled TV sets, computers and mobile devices, in addition to conventional television sets.

High-Definition Television

The increasing popularity of HDTV and home theater equipment is putting competitive pressure on broadcasters and pay-TV providers to offer additional HDTV content and higher quality video signals for both standard and high definition services, including initiatives to broadcast in the 1080p standard of HDTV and, more recently,

3D. At the end of 2010, both of the major U.S. direct broadcast satellite, or DBS, operators and multiple major cable system operators were offering hundreds of national and local HD channels to their subscribers across the country.

The Internet and Other Video Distribution Methods

Several companies, including Google, Apple, Hulu, and Netflix, as well as traditional broadcasters such as NBC and ESPN, now enable their customers to stream video content to PCs and mobile devices. Devices that link broadband connections and PCs to the television set are gaining in popularity. We believe that the delivery of video over the Internet will continue to change traditional video viewing habits and distribution methods and also potentially alter the traditional subscription business model of the major pay-TV service providers.

Mobile Video

Many telcos and other providers in the U.S. and abroad have launched both broadcast and on-demand video services to cellular telephones and other mobile devices. Certain cable operators have entered into agreements with mobile phone operators that are likely to lead to further expansion of mobile video services. These trends are expected to increase the demand from service providers for sophisticated and versatile digital video storage and processing systems, which are required to acquire video content from a variety of sources and deliver it to the subscriber on several different devices in several different formats.

Content Provider Trends

As the number of video consumption platforms increase and service provider competition creates more opportunities to reach consumers, content providers are facing increasing demands for more content and in many more formats. The process of producing and preparing content for multi-screen delivery means that content providers must become more efficient to keep up with demand. At the same time, content providers realize that their ownership of content rights gives them market power, with many content providers now looking at launching their own content distribution initiatives to reach consumers directly. Impacting content providers are several important trends, including:

Demand for High-Quality HD Content

With service providers adding more HD channels and consumers viewing HD television content on ever-larger screens and home theater environments, the demand for more and higher-quality HD programming continues to escalate. From sports to news to episodic to movies, content providers face increasing pressure to deliver the highest quality HD programming across all types of programming, driving an accelerating transition from SD to HD.

Content Format Proliferation

As service providers seek to deliver more video services to more devices and platforms, they are increasingly requiring content providers to supply content that is properly formatted for each device. With the number of devices continuing to grow, lack of consistent video standards mean that content providers must reformat and package their content in dozens of different formats so that their content is viewable across all of these different devices.

Fragmentation of Revenue Sources

As consumers divide their viewing across a wider range of devices, the revenues associated with content correspondingly are divided across all of the different viewing outlets. While total content revenues, either from advertising or subscription fees, may remain stable or even increase, the amount of total revenue available to support any particular format or viewing platform may decrease, causing content providers to become more efficient and cost-effective in the production and packaging of their content.

Move to File-Based Workflows

From newsrooms to Hollywood studios, there has been a growing shift from traditional tape-based acquisition and production to a more file-based workflow, where video content is captured, compressed, stored and edited as a file residing in a storage system. The move to video file-based production streamlines the production process because content can be more readily shared across multiple production applications and various media processing tasks can be performed on stored content in a “faster-than-real-time” manner.

These trends are driving content providers to invest in video file infrastructure that will help them produce more content, faster and more cost-effectively, with server and storage solutions that will enable them to provide content in the widest possible range of formats and at the highest possible quality.

The Market Opportunity

Personalized video services, such as VOD, and the increasing amounts of high definition content, as well as an expanding amount of video transmitted over Internet connections, pose challenges to both content producers and service providers. For content producers, the increase in high-quality video consumption across these new services requires high-performance, reliable video production, transcoding and playout infrastructure in order to support the increased production and playout workload. Existing tape-based operations are inadequate for keeping up with the fast-paced demands for new content, new channels and new formats for video content. File-based production storage, high-throughput media transformation and server-based playout enable content producers to meet these growing demands.

For service providers, providing access to all these new forms of content requires more sophisticated video processing capabilities and greater bandwidth to the home in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to cellular telephones and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks, especially where video is received and processed, and in the “last mile” of the communications infrastructure, where homes connect to the local network. The upgrade and extension of existing processing capabilities and distribution networks, or the construction of completely new environments to facilitate the processing and delivery of high-speed broadband video, voice and data services, requires substantial expenditures and often the replacement of significant portions of the existing infrastructure. As a result, service providers are seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, while minimizing the need to construct new networks for the distribution of video, voice and data content.

Competition and Deregulation

Competition for traditional service providers in the cable and satellite markets has intensified as offerings from non-traditional providers of video, such as telcos, new media companies and mobile operators, are beginning to attract customers. The economic success of existing and new service providers in this increasingly competitive environment will depend, to a large extent, on their ability to provide a broad range of offerings that package video, voice and data services for subscribers. These services all need to be delivered in a highly reliable manner with easy access to a service provider’s network. This increasingly competitive environment led to higher capital spending by many of the market participants in 2007 and 2008, in an effort to deploy attractive packages of services and to capture and retain high revenue-generating subscribers. However, capital spending declined significantly in 2009 in response to the global economic slowdown, generally returning to more normal levels in 2010.

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

We expect competition among our customers to remain intense and pay-TV services to continue to grow in 2011, particularly in the U.S. and in most other developed countries. Accordingly, we anticipate that capital spending by most of our domestic and international customers in developed countries will continue at normal levels, or increase, in 2011. Although the adverse impact of recent global economic conditions and tight credit markets on customers in a few developed countries and in some emerging market countries may persist in 2011, we expect that capital spending by many of those customers are likely to continue at normal levels, or, increase, in 2011.

Our Cable Market

To address increasing competition and demand for high-speed broadband services, cable operators have widely introduced digital video, voice and data services. By offering bundled packages of broadband services, cable operators seek to obtain a competitive advantage over telephone companies and DBS providers and to create additional revenue streams. More recently, cable operators have been introducing services that enable their subscribers to access programming for which they are authorized on computers and mobile devices. These services are intended to attract and retain subscribers who may otherwise choose to download and watch video programming from alternative providers on the Internet.

Cable operators have upgraded their facilities and networks to offer digital video, which enables them to provide more channels and better picture quality than analog video, allowing them to better compete against the substantial penetration of DBS services. These upgrades to digital video also allow cable operators to offer HDTV and interactive services, such as VOD, on their digital platforms. Capital spending on upgrades includes investment in digital video equipment that can receive, process and distribute content from a variety of sources in increasingly complex facilities. For example, VOD services require video storage equipment and servers and systems to ingest, store and intelligently distribute increasing amounts of content, complemented by edge devices capable of routing, multiplexing and modulating in order to deliver signals to individual subscribers over a hybrid fiber-coaxial, or HFC, network.

Many cable operators are now conducting trials of delivery of similar services to PCs and mobile devices. Additionally, the provision of HDTV channels requires deployment of high-definition encoders and significantly more available bandwidth than the equivalent number of standard definition channels. In order to provide more bandwidth for such services, operators are adopting bandwidth optimization techniques, such as switched digital video, and making enhancements to their optical networks, including the segmentation of nodes and the extension of bandwidth from 750 MHz to up to 1 GHz.

Our Satellite Market

Over 100 satellite operators around the world have established digital television services that serve tens of millions of subscribers. These services are capable of providing up to several hundred channels of high quality standard definition video, as well as increasing numbers of high definition channels. DBS services, however, operate mostly in a one-way environment. Signals are transmitted from an uplink center to a satellite and then beamed to dishes located at subscribers’ homes. This method is suited to the delivery of broadcast television, but does not allow two-way services, such as Internet access or VOD.

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

Certain DBS operators have also entered into partnerships with, or have acquired, companies that provide terrestrial broadband services, thereby allowing them to introduce two-way services, such as VOD and high-speed data, which are delivered over the broadband connections. The new services, particularly HDTV, pose continuing bandwidth challenges and are expected to require ongoing capital expenditures for satellite capacity and other infrastructure by such operators. Like their cable competitors, DBS companies have made acquisitions or introduced technologies that allow their subscribers to access certain programming on PCs and mobile devices.

Our Telco Market

Telcos are also facing increasing competition and demand for high-speed residential broadband services, as well as saturation of fixed-line and basic mobile services. Consequently, many telcos around the world have added video services as a competitive response to cable and satellite operators and as a potential source of revenue growth. However, the telcos’ legacy networks are not well equipped to offer video services. The bandwidth and distance limitations of the copper-based “last mile” present difficulties in providing multiple video services to widespread geographic areas. Multi-channel video, especially HDTV, delivered over DSL lines has significant bandwidth constraints, but the use of video compression technology at very low bit rates and improvements in DSL technology have allowed many operators to introduce competitive video services using Internet Protocol, or IPTV. A few operators, including Verizon, are building out fiber networks to homes, enabling the delivery of hundreds of video channels, as well as very high speed delivery of data. Because of increases in network capacity and the growing capabilities of “smart phones,” many major telcos around the world now offer a variety of mobile video services to their subscribers.

Our Broadcast Markets

In the terrestrial broadcasting market, operators in many countries are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. The conversion to digital transmission often provides the opportunity to deliver new services, such as HDTV and data transmission. These broadcasters are faced with requirements similar to those of cable and satellite providers, in that they need to convert analog signals to digital signals prior to transmission over the air and must also effectively manage the available bandwidth to maximize their revenue streams.

Network broadcasters and other programmers need to transmit live programming of news and sports to their studios and to subsequently broadcast their content and to deliver their content to cable, satellite and telco operators for distribution to their subscribers. These broadcasters generally produce their own news and sports highlight content, along with hundreds of channels of network programming that needs to be played to air under strict reliability requirements. Our acquisition of Omneon allows us to much more directly address the needs of the broadcast market and, in particular, content production and channel playout operations.

Other Markets

We are addressing video processing opportunities with a variety of video content owners and aggregators, some of which distribute video via traditional television channels or over the Internet and many of which use both methods of distribution. Our past acquisitions and our recent acquisition of Omneon have provided us with products and solutions that allow us to offer broader solutions and products to this group of customers, including the ability to process video content into appropriate formats and the ability to then deliver the content to distributors or directly to consumers.

Current Industry Conditions

The telco and media industries have seen considerable restructuring and consolidation in recent years. For example:

•	In 2010, BCE, the parent of Bell Canada, agreed to purchase full control of CTV, Inc., a Canadian television network, subject to regulatory approval.

•	In 2010, Shaw Communications, a Canadian provider of telecommunications services, acquired CanWest Global Communications, a Canadian media content provider.

•	In 2009, Comcast announced its intention to purchase a controlling interest in NBC Universal, ultimately closing the purchase in early 2011.

Regulatory issues, financial concerns and business combinations among our customers are likely to significantly affect the industries we address, capital spending plans of our existing and potential customers, and our business for the foreseeable future.

Most of our existing U.S. customers and international customers appear to have increased their capital expenditures in 2010 to normal levels, after having reduced such expenditures in 2009 in response to the global economic slowdown. The slowdown may have led some of our U.S. customers and international customers to continue to be cautious about capital expenditures in 2010. We believe that the lingering effects of the global economic slowdown caused those customers to reduce or delay orders for our products during the year. In addition, many of our international customers in emerging market countries and in some developed countries were exposed to tight credit markets and depreciating currencies in 2010, further restricting their ability to invest in building out or upgrading their networks. However, we believe it is likely that those lingering effects will substantially dissipate for most of our customers in 2011, and their capital expenditures may increase.

PRODUCTS

Harmonic’s products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and edge and access products. We also provide technical support services and professional services to our customers worldwide. Our video production platforms consist of video-optimized storage and content management applications that provide content companies with file-based infrastructure to support video content production activities, such as editing, post-production and finishing. Our playout solutions are based on scalable video servers used by content owners and multi-channel operators for assembly and playout of one or more television channels. Our video processing solutions, which include network management software and application software products, provide broadband operators with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers. Many of our customers also use these products to organize, manage and distribute content in ways that maximize use of the available bandwidth. Our edge products enable cable operators to deliver customized broadcast or narrowcast on- demand and data services to their subscribers. Our access products, which consist mainly of optical transmission products, node platforms and return path products, allow cable operators to deliver video, data and voice services over their distribution networks.

Video Production Platforms and Playout Solutions

Video servers.  The Omneon Spectrum and MediaDeck video server products are used by broadcasters, content owners and multi-channel network operators to create and play-to-air television channels. Our servers support both standard and high definition programming, as well as many different media formats, such as MPEG-2, DV and AVC-Intra, using both QuickTime and MXF media wrapper formats. Typically our customers use our servers to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played to air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel.

Video-optimized storage.  The Omneon MediaGrid active storage system is a scale-out, network-attached storage system with a built-in media file system that has been optimized for typical read and write file operations found in media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management.

Media Applications.  Complementing our server and storage platforms, our Media Application Server (MAS), combined with a suite of integrated applications, including ProXplore, ProBrowse and ProXchange, provides a basic level of integrated media management and workflow control over content stored across our systems. For more complex media management, our underlying API, called Media Services Framework, allow both customers and other application developers to build advanced media management applications that can automate many media processing and movement tasks, collect and organize content metadata, and provide search and review functionality.

Video Processing Solutions

Broadcast encoders.  Our Electra and Ion high performance encoders compress video, audio and data channels to low bit rates, while maintaining high video quality. Our encoders are available in standard and high definition formats in both MPEG-2 and the newer MPEG-4 AVC/H.264, or MPEG-4, video compression standards. Our Electra 8000 encoder supports all of these formats on the same hardware platform. Compliance with these widely adopted standards enables interoperability with products manufactured by other companies, such as set-top boxes and conditional access systems. Most of these encoders are used in real-time broadcasting applications, but they are also employed in conjunction with our software in encoding of video content and storage for later delivery as VOD.

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

Stream processing and statistical multiplexing solutions.  Our ProStream platform and other stream processing products offer our customers a variety of capabilities that enable them to manage and organize digital streams in a format best suited to their particular delivery requirements and subscriber offerings. Our multi-function ProStream 1000 addresses multiplexing, encryption, ad insertion and other advanced processing requirements of MPEG video streams and can be integrated with our DiviTrackIP statistical multiplexer, which enhances the bandwidth efficiency of our encoders by allowing bandwidth to be dynamically allocated according to the complexity of the video content. DiviTrackIP also enables operators to combine inputs from different physical locations into a single multiplex.

Content preparation and delivery for multi-screen applications.  We offer a variety of content preparation, storage and delivery solutions that enable high-quality broadcast and on-demand video services on any device (TV, PC or mobile). Our ProStream 4000 real-time multi-screen transcoder, file-based transcoding products and workflow management software products facilitate content preparation in any format, while the Omneon MediaGrid active storage system provides scalable, high performance network-attached storage to store growing libraries of content. Our multi-screen solutions are used for a variety of applications, including live streaming, VOD, catch-up TV, start-over TV, network PVR through HTTP streaming, and multi-bitrate adaptive HTTP streaming.

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

Edge and Access Products

Edge products.  Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway that integrates routing, multiplexing and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. An NSG is usually supplied with Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the HFC network. Originally developed for VOD applications, our most recent NSG product, the high-density, multi-function NSG 9000, may also be used in switched digital video and modular Cable Modem Termination Systems, or M-CMTS, applications, as well as large-scale VOD deployments.

Optical transmitters and amplifiers.  Our family of optical transmitters and amplifiers operates at various optical wavelengths and serves both long-haul and local transport applications in the cable distribution network. The PWRLink series provides optical transmission primarily at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing, or DWDM, system allows operators to expand the capacity of a single strand of fiber and to provide narrowcast services directly from the headend to nodes. We also offer SupraLink, a transmitter which allows deeper deployment of optical nodes in the network and minimizes the significant capital and labor expense associated with deploying additional optical fiber.

Optical nodes and return path equipment.  Our family of PWRBlazer optical nodes supports network architectures that meet the varying demands for bandwidth delivered to a service area. By the addition of modules providing functions such as return path transmission and DWDM, our configurable nodes are easily segmented to handle increasing two-way traffic over a fiber network without major reconstruction or replacement of our customers’ networks. Our return path transmitters support two-way transmission capabilities by sending video, voice and data signals from the optical node back to the headend. These transmitters are available for either analog or digital transport.

Technical Support and Professional Services

We provide maintenance and support services to most of our customers under service level agreements which are generally renewed on an annual basis. We also provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking and compression technology to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services, including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, integration and equipment installation, end-to-end system testing, and comprehensive training.

CUSTOMERS

We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/distributor customers, based on revenue during 2010.

United States	International

Cablevision Systems	Alcatel Lucent
Charter Communications	Bell Expressvu
Comcast Cable	Capella Telecommunications
Cox Communications	Huawei Technologies
DirecTV	Impeq Technologies
EchoStar Holdings	Nokia Siemens Networks
Time Warner	Rogers Communications

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last two years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisition of Scopus and Omneon. Sales to our ten largest customers in 2010, 2009 and 2008 accounted for approximately 44%, 47% and 58% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During 2010, 2009 and 2008, revenue from Comcast accounted for 17%, 16% and 20%, respectively, of our revenue. Sales to EchoStar accounted for 12% of revenue in 2008. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

SALES AND MARKETING

In the U.S. we sell our products through our own direct sales force, as well as through independent distributors and integrators. Our direct sales team is organized geographically and by major customers and markets to support customer requirements. We sell to international customers through our own direct sales force as well as through independent distributors and integrators. Our principal sales offices outside of the U.S. are located in Europe and Asia, and we have an international support center in Switzerland to support our international customers. International distributors are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a highly trained technical staff, which includes application engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators. Technical support provides a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and distributors, both in our facilities and on-site.

Our marketing organization develops strategies for product lines and markets and, in conjunction with our sales force, identifies the evolving technical and application needs of customers so that our product development resources can be most effectively and efficiently deployed to meet anticipated product requirements. Our marketing organization is also responsible for setting price levels, demand forecasting and general support of the sales force, particularly at major accounts. We have many programs in place to heighten industry awareness of our products, including participation in technical conferences, publication of articles in industry journals and exhibitions at trade shows.

MANUFACTURING AND SUPPLIERS

We use third party contract manufacturers extensively to assemble our products and a substantial majority of subassemblies and modules for our products. Our reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice is given, and has been renewed until October 2011. We do not generally maintain long-term agreements with any of our contract manufacturers.

Our internal manufacturing operations consist primarily of final assembly and testing of fiber optic systems. These processes are performed by highly trained personnel, employing technologically advanced electronic equipment and proprietary test programs. The manufacturing of our products and subassemblies is a complex process, and we cannot be sure that we will not experience production problems or manufacturing delays in the future. Because we utilize our own manufacturing facilities for the final assembly and test of our fiber optic systems, and because such manufacturing capabilities are not readily available from third parties, any interruption in our manufacturing operations could materially and adversely affect our business, operating results, financial position and cash flows.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we are dependent on a small private company for certain video encoding chips which are incorporated into several new products. Our reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. In particular, certain components have in the past been in short supply and are available only from a small number of suppliers or from sole source suppliers. While we expend considerable efforts to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers.

Managing our supplier relationships is particularly difficult during time periods in which we introduce new products or in which demand for our products is increasing, especially if demand increases more quickly than we expect. An inability to obtain adequate and timely deliveries, or any other circumstance that would require us to seek alternative sources of supply, could affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business. We attempt to limit this risk by maintaining inventories of certain components, subassemblies and modules and through our demand order fulfillment system. As a result of this investment in inventories, we have in the past been, and in the future may be, subject to a risk of excess and obsolete inventories, which could adversely affect our business and operating results.

INTELLECTUAL PROPERTY

We currently hold 55 issued U.S. patents and 13 issued foreign patents and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers as needed, and generally limit access to, and distribution of, our proprietary information. However, no assurances can be given that these actions will prevent misappropriation of our technology. In addition, if necessary, we are prepared to take legal action, in the future, to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, including management time, and could negatively affect our business, operating results, financial position and cash flows.

In order to successfully develop and market our products, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements can be negotiated on reasonable terms or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could harm our business.

The markets we address are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telco industry, as well as an increasing number of companies whose principal business is the ownership and exploitation of patents, have extensive patent portfolios. From time to time, third parties, including certain of these companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. There can be no assurance that we will be able to defend against any claim that we are infringing upon their intellectual property rights, that the terms of any license offered by any person asserting such rights would be acceptable to us or our customers, or that failure to obtain a license or the costs associated with any license would not materially and adversely affect our business, operating results, financial position and cash flows.

BACKLOG

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months, as well as deferred revenue which is expected to be recognized within the succeeding twelve months. At December 31, 2010, backlog, including deferred revenue, was $121.9 million, compared to $85.7 million at December 31, 2009. The increase in backlog at December 31, 2010, from December 31, 2009, was due to an increase in orders received under which product shipments had not been made, in part as a result of increased sales levels from the acquisition of Omneon, and due to an increase in deferred revenue as a result of the timing of completion of projects and an increase in deferred maintenance revenue. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, our backlog at December 31, 2010, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for video infrastructure systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in each of these categories. Our competitors in digital video solutions include vertically integrated system suppliers, such as Motorola, Cisco Systems, Ericsson and Technicolor, and, in certain product lines, a number of smaller companies. In production and playout products, competitors include Harris, Grass Valley, SeaChange and Avid. In edge devices and fiber optic access products, competitors include Motorola, Cisco Systems and Arris.

Consolidation in the industry has led to the acquisition of several of our historic competitor companies. For example, Scientific Atlanta, Tandberg Television and C-Cor were acquired by Cisco Systems, Ericsson and Arris, respectively. Consequently, most of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than Harmonic. Many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets and are often more capable of engaging in price-based competition for sales of products. They often have broader product lines and market focus, and, therefore, will not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and have more long-standing and established relationships with domestic and foreign customers. Further, a few of our competitors offer long-term lease financing to customers for products competitive with ours. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position and cash flows.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. In addition, companies that have historically not had a large presence in the broadband communications equipment market have expanded their market presence through mergers and acquisitions. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, which could adversely affect our revenue and result in lower gross margins.

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2010, 2009 and 2008 were $77.2 million, $61.4 million and $54.5 million, respectively. Our research and development activities are conducted primarily in the United States (California, Oregon, New York and New Jersey), Israel and Hong Kong.

Our research and development program is primarily focused on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems, in both software and hardware solutions, that are, or are expected to be, needed by our customers. Our current research and development efforts are focused heavily on video processing solutions, including enhanced video compression and multi-screen solutions. We also devote significant resources to production and playout and distribution solutions. Other research and development efforts are devoted to edge QAM devices for both video and data, and broadband optical products that enable the transmission of video over fiber optic networks.

Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, effective manufacturing and assembly processes and sales and marketing. Because of the complexity inherent in such research and development efforts, we cannot assure you that we will successfully develop new products, or that new products developed by us will achieve market acceptance. Our failure to successfully develop and introduce new products would materially and adversely affect our business, operating results, financial condition and cash flows.

EMPLOYEES

As of December 31, 2010, we employed a total of 1,106 people, including 432 in research and development, 437 in sales, service and marketing, 126 in manufacturing operations and 111 in a general and administrative capacity. There were 665 employees in the U.S. and 441 employees in foreign countries located in the Middle East, Europe, and Asia. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in the geographic areas where our primary operations are located remains strong, particularly for highly qualified technical personnel, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract the key employees or highly qualified technical personnel we may require in the future.

ABOUT HARMONIC

Harmonic was initially incorporated in California in June 1988 and reincorporated into Delaware in May 1995.

In July 2007, we completed the acquisition of Rhozet Corporation. Rhozet develops and markets software-based transcoding solutions that facilitate the creation of multi-format video for Internet, mobile and broadcast applications. With Rhozet’s products, and sometimes in conjunction with other Harmonic products, Harmonic’s existing broadcast, cable, satellite and telco customers can deliver traditional video programming over the Internet and to mobile devices, as well as expand the types of content delivered via their traditional networks to encompass web-based and user-generated content.

In March 2009, we completed the acquisition of Scopus Video Networks, Ltd. The acquisition of Scopus was intended to strengthen Harmonic’s position in international video broadcast and contribution and distribution markets. Scopus provides complementary video processing technology, expanded research and development capability and additional sales and distribution channels, particularly in emerging markets.

In September 2010, we completed the acquisition of Omneon, Inc., a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon is complementary to Harmonic’s core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.

Our principal executive offices are located at 4300 North First Street, San Jose, California 95134. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our web site is not part of this report.

Available Information

Harmonic makes available free of charge, on the Harmonic web site, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (via link to the SEC website), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Harmonic files such material with, or furnishes such material to, the Securities and Exchange Commission. The address of the Harmonic web site is http://www.harmonicinc.com. Except as expressly set forth in this Form 10-K, the contents of our web site are not incorporated into, or otherwise to be regarded as part of, this report.

Item 1A.	Risk Factors

We depend on cable, satellite and telco, and broadcast and media industry capital spending for a substantial majority of our revenue and any material decrease or delay in capital spending in these industries would negatively impact our operating results, financial condition and cash flows.

A substantial majority of our historical revenue has been derived from sales to cable television operators, satellite and telco operators and broadcast companies, as well as, more recently, the emerging streaming media providers. In September 2010, we completed the acquisition of Omneon, a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. We expect revenue from all of these markets will constitute a substantial majority of revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by customers in these markets for constructing and upgrading their systems.

These capital spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	the impact of industry consolidation;

•	federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures;

•	discretionary end-user customer spending patterns; and

•	general economic conditions.

In the past, specific factors contributing to reduced capital spending have included:

•	uncertainty related to development of digital video industry standards;

•	delays in the evaluation of new services, new standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers through new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof;

•	weak or uncertain economic and financial conditions in domestic or international markets, particularly in the housing markets in the developed countries; and

•	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in 2010, economic growth may remain sluggish during 2011 in a few developed countries and in some emerging market countries. The severity or length of time that these adverse economic and financial market conditions may persist, or whether such adverse conditions may return in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.

In addition, industry consolidation has in the past constrained, and may in the future constrain, capital spending by our customers. Further, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.

As a result of these capital spending issues, we may not be able to maintain or increase our revenue in the future, and our operating results, financial condition and cash flows could be materially and adversely affected.

The markets in which we operate are intensely competitive.

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers competed aggressively for customers’ reduced capital spending, and we have experienced similar pressure during the recent economic slowdown.

Our principal competitors for edge and access and fiber optics access products include Cisco Systems, Motorola and Arris. In the digital video solutions market, we compete broadly with products from vertically integrated system suppliers, including Motorola, Cisco Systems, Technicolor and Ericsson, and, in certain product lines, with a number of smaller companies. Our principal competitors for our storage products, including our production and playout products, are Harris, Grass Valley, SeaChange and Avid.

Many of our competitors are substantially larger, and have greater financial, technical, marketing and other resources, than we do. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or more attractive financing terms, which has in the past, and may in the future, cause us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have, and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on our business. Further, our competitors, particularly companies that offer products that are competitive with our digital video systems, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenues and decreased gross margins.

If we are unable to compete at the same level as we have in the past, in any of our markets, or are forced to reduce the prices of our products in order to continue to be competitive, our operating results, financial condition and cash flows would be materially and adversely affected.

We need to develop and introduce new and enhanced products in a timely manner to meet the needs of our customers and to remain competitive.

All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet our customers changing needs. However, we may not be successful in those efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards and architectures;

•	fail to meet market acceptance or customer requirements; or

•	are ahead of the market.

We are currently developing and marketing products based on established video compression standards. Encoding products based on the MPEG-2 compression standards have historically represented a significant portion of our revenue. Newer standards, such as MPEG-4 AVC/H.264, that have been adopted provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive, and are continuing to devote considerable resources to these efforts. In addition, we have launched an encoding platform that is capable of being configured for both MPEG-2 and MPEG-4, in both standard definition and HD formats. At the same time, we need to devote development resources to the existing MPEG-2 standard which many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding.

In addition, our customers are paying more attention to audio products and features than they have in the past. This enhanced attention to audio is likely to result in additional product requirements and the related need for more development and support staff with audio expertise and training. Hiring and retaining such staff may be difficult and costly. We cannot assure you that we will be able to timely hire development and support staff with audio expertise or that our efforts to develop enhanced audio products and features will be successful in the near future, or at all.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to timely enter into any necessary technology development or licensing agreements on reasonable terms, or at all.

If we fail to develop and market new and enhanced products, our operating results, financial condition and cash flows could be materially and adversely affected.

Our operating results are likely to fluctuate significantly and, as a result, may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or customer’s services or products;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	the timing of our development of custom products and software;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our new or existing products;

•	impact of new revenue recognition accounting standards, which are effective in 2011;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	impairment of our goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our effective tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, changes in our effective state tax rates, including as a result of apportionment, and changes in our mix of domestic versus international revenue, as well as proposed amended tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.

The timing of deployment of our products by our customers can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment, such as compatible set top boxes, our customers’ ability to negotiate and enter into rights agreements with video content owners that provide the customers with the right to deliver certain video content, and our customers’ need for local franchise and licensing approvals.

We often recognize a substantial portion of our quarterly revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

As a result of these factors and other factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

Our customer base is concentrated and we are regularly involved in relatively large transactions. The loss of one or more of our key customers, or a failure to diversify our customer base, as well as a decrease in the number of such larger transactions, could harm our business.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last two years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisition of Scopus and Omneon. Sales to our ten largest customers in 2010, 2009 and 2008 accounted for approximately 44%, 47% and 58% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During 2010, 2009 and 2008, revenue from Comcast accounted for 17%, 16% and 20%, respectively, of our revenue. Sales to EchoStar accounted for 12% of revenue in 2008. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

In addition, historically, we have been dependent upon capital spending in the cable and satellite industry. We are attempting to further diversify our customer base beyond cable and satellite customers, including to the telco and broadcast and media markets. Several major telcos have rebuilt or are upgrading their networks to offer bundled video, voice and data services. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments, including recent trials of mobile video services, are subject to delays in completion, as video processing technologies and video business models are relatively new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay our recognition of revenue.

As a result of these and other factors, we may be unable to increase our revenues from telco and broadcast and media customers and other markets, or to do so profitably, and any failure to increase revenues and profits from these customers would adversely affect our stock price and could materially and adversely affect our operating results, financial condition and cash flows.

If we do not realize improvement in our operating results and other benefits expected from our recently completed acquisition of Omneon, our business may be adversely affected and our stock price could decline.

Our recently completed acquisition of Omneon, a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content, involves the integration of a business that had previously operated independently. The integration of a previously independent company into the acquiring company’s operations is a challenging, time-consuming and costly process. While the integration process for Omneon began in September 2010, when the Omneon acquisition was consummated, it will take some time to complete the process. It is possible that the process of integrating Omneon could result in our inability to fully realize the expected synergies and other benefits of the acquisition, the loss of key employees, the disruption of our ongoing businesses and that of Omneon, and inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, and would involve many of the other risks of any acquisition described in the risk factor concerning acquisitions on page 27). In addition, the successful combination of the companies requires the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize the anticipated benefits from the acquisition of Omneon, on a timely basis or at all. If we are unable to realize these benefits, our goal of expanding into the markets on which Omneon focuses and our business, in general, may be adversely affected and our stock price may decline.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the U.S. in 2010, 2009 and 2008 represented 50%, 49% and 44% of our revenue, respectively. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	a slowdown or leveling off in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest in the Middle East.

In the past, certain of our international customers accumulated significant levels of debt and have undertaken reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we had seen in the past.

While our international revenue and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. A portion of our European business is denominated in Euros, which subjects us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.

Our operations outside the United States also require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the FCPA and similar laws, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals, in their official capacity, to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Our activities in countries outside the United States create the inherent risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures, and have implemented training and compliance programs for our employees and agents, with respect to the FCPA. However, we cannot assure you that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

The effect of one or more of these international risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

Future demand for many of our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, HDTV, IPTV, mobile video services, and very high-speed data services. The market demand for such emerging services is rapidly growing, with many de facto or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.

The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:

•	video compression standards, such as MPEG-4 AVC/H.264, for both standard definition and high definition services;

•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders, or PVRs, and a variety of “smart phone” mobile devices, such as the iPhone.

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our revenue will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the entry of telcos into the video business;

•	the emergence of ATSC mobile handheld as a viable content delivery system;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	increased consumer interest in 3D television and content;

•	the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

If we fail to recognize and respond to these trends, by timely developing products, features and services required by these trends, we are likely to lose revenue opportunities and our results of operations and stock price could be materially and adversely affected.

Changes in telecommunications legislation and regulations could harm our prospects and future revenue.

Changes in telecommunications legislation and regulations in the U.S. and other countries could affect the revenue from our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, and financial condition.

Newly adopted Federal laws will likely impact the demand for product features by our customers. These laws include the Commercial Advertisement Loudness Mitigation Act and the Twenty-First Century Communications and Video Accessibility Act of 2010, which deals with accessibility for the hearing and visually impaired. While we have added some features to our products in anticipation of these laws, others (driven by the regulatory process related to the laws) may require feature development on a schedule which may be inflexible and difficult to meet. This could result in our inability to develop other product features necessary for particular transactions at the same time, and thus we could lose some business and the related revenue.

We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we are increasingly dependent on contract manufacturers and other subcontractors.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increased reliance on subcontractors for manufacturing and installation, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over costs, quality and timely delivery of components, subassemblies or modules and timely installation of products. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Plexus Services Corp. acts as our primary contract manufacturer, and currently provides us with a majority of the products that we purchase from our contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been renewed until October 2011.

Since October 2009, most of the products previously manufactured by our Israeli operations have been outsourced to third party manufacturers located in Israel. Our ability to improve production efficiency with respect to that business may be limited by the terms of research grants that we received from the Israeli Office of the Chief Scientist, or OCS, an arm of the Israeli government. These grants restrict the transfer outside of Israel of intellectual property developed with funding from the OCS, and also limit the manufacturing outside of Israel of products containing such intellectual property.

Any difficulties in managing relationships with current contract manufacturers, particularly Plexus, which manufacturers our products off-shore, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenues. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. As a result of this investment in inventories, we have in the past been, and in the future may be, subject to risk of excessive or obsolete inventories, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows. In this regard, our gross margins and operating results have, in the past, been adversely affected by significant excess and obsolete inventory charges.

Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows.

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. In 2008, we determined that a valuation allowance was no longer necessary for substantially all of our U.S. deferred tax assets because, based on the available evidence, we concluded that realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets, and recorded a valuation allowance on certain of our California deferred tax assets in the first quarter of 2009 as a result of our expectations of future usage of the California deferred tax assets. In the event, in the future, we determine an additional valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination as a discrete item, and this could have a material and adverse effect on our results of operations for such period.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Either such charge to expense could have a material and adverse effect on our results of operations for the applicable period. We have been notified by the Internal Revenue Service that our 2008 and 2009 U.S. corporate income tax return has been selected for audit, which is expected to commence in the second quarter of 2011. If upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense and effective rate could be adversely impacted in the period of adjustment.

We have requested an Advanced Pricing Agreement with the Internal Revenue Service regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries, in 2008, and our sharing of research and development costs with our international subsidiaries. If the Internal Revenue Service is unwilling to enter into such agreement on substantially the terms we have proposed and we are ultimately forced to settle on terms that are unfavorable to us, we may be required to take a charge to expense, in the period of the settlement, arising from such unfavorable terms that could have a material and adverse effect on our results of operations for such period. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, and expect to request the Internal Revenue Service to enter into an Advanced Pricing Agreement with respect to the Omneon license, which will have the same risk to us as the Advanced Pricing Agreement we are presently negotiating.

We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate. In addition, recent statements from the IRS have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telco industry have extensive patent portfolios. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us. Any future intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities, temporary or permanent injunctions or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages, could require that we pay ongoing royalty payments or could prohibit us from selling certain of our products. Any such outcome could have a material adverse effect on our business, operating results, financial position and cash flows.

In April 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic was served with the complaint in August 2010 and filed its answer in September 2010. At this time, we cannot predict the outcome of this matter, with certainty. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010 based on management’s determination of our probable and estimable exposure in the matter. An unfavorable outcome of this matter, at a level materially above such charge, could adversely affect our operating results, financial position and cash flows.

In July 2003, Stanford University and Litton Systems (now Northrop Grumman Guidance and Electronics Company, Inc.) filed a complaint in U.S. District Court for the Central District of California alleging that optical fiber amplifiers incorporated into certain of our products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. The judge ordered the parties to mediation, and following the mediation sessions, Harmonic and Litton entered into a settlement agreement in January 2009. The settlement agreement provided that, in exchange for a one-time lump sum payment from us to Litton of $5 million, Litton (i) will not bring suit against us, or any of our affiliates, customers, vendors, representatives, distributors, or contract manufacturers, for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed one or more of the relevant patents, and (ii) released us from any liability for making, using, or selling any Harmonic products that may have infringed on such patents. We paid the settlement amount in January 2009.

Our suppliers and customers may have intellectual property claims relating to our products asserted against them. We have agreed to indemnify some of our suppliers and customers for patent infringement relating to our products. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney’s fees) incurred by the supplier or customer in connection with such claims.

We may be the subject of litigation which, if adversely determined, could harm our business and operating results.

In addition to the litigation discussed elsewhere in this Report on Form 10-K, we may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, financial position or cash flows.

As an example, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products we have sold to the customer. Many of these notices arise out of a spate of patent infringement claims, and related litigation, made by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. None of the notices we have received from a customer with respect to its indemnification rights related to the MPT litigation has demanded that we defend the customer against such claims or litigation, or currently reimburse the customer for its costs of such defense, or pay any other specified sum to the customer. At this time, we cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether any of the claims may result in a settlement or judgment against a customer defendant, or whether we would have any liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our customers makes an indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we could be obligated to pay amounts to such customers that would materially and adversely affect our operating results, financial condition and cash flows.

We rely on distributors, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these customers and the processes and procedures that support them could adversely affect our business.

We generate a significant portion of our revenue through sales to distributors, value-added resellers, or VARs, and systems integrators, principally to assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of distributors. Our reliance on VARs and systems integrators that specialize in video delivery solutions, products and services has increased since the completion of our acquisition of Omneon in September 2010.

We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to our distributor, VAR and systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Our distributor, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption to our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with distributor, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.

We have made, and expect to continue to make, acquisitions, and any acquisition could disrupt our operations and materially and adversely affect our operating results and financial condition.

As part of our business strategy, from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. Most recently, in September 2010, we completed the acquisition of Omneon, a privately-held company, that provides broadcast video server and storage systems used for video production and play-to-air workflows. It is likely that we will make additional acquisitions, from time to time, in the future.

We may face challenges as a result of these acquisition activities, because such activities entail numerous risks, including:

•	the possibility that an acquisition may not close because of, among other things, a failure of a party to satisfy the conditions to closing or an acquisition target entering into an alternative transaction;

•	unanticipated costs or delays associated with the acquisition;

•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing a larger and more geographically widespread operation and product portfolio;

•	difficulties in integrating acquired companies’ systems, controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

•	adverse effects on new and existing business relationships with suppliers, contract manufacturers and customers;

•	channel conflicts and disputes between distributors and other partners of ours and the acquired companies;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks associated with entering markets in which we may have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are required to be expensed under accounting guidance on business combinations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and is likely to continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target chooses to be acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we may, in each of those acquisitions:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt to finance the acquisition or by assumption in the acquisition;

•	incur significant acquisition-related expenses;

•	assume substantial liabilities, contingent or otherwise; or

•	expend significant cash.

These financing activities or expenditures could materially and adversely affect our operating results and financial condition or the price of our common stock, or both. Alternatively, due to difficulties in the capital or credit markets, we may be unable to secure capital on reasonable terms, or at all, necessary to complete an acquisition.

Moreover, even if we were to obtain benefits from acquisitions in the form of increased revenue and earnings per share, there may be a delay between the time the expenses associated with an acquisition are incurred and the time we recognize such benefits.

If we are unable to successfully address any of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

Conditions and changes in some national and global economic environments may adversely affect our business and financial results.

Adverse economic conditions in geographic markets in which we operate may harm our business. Recently as described in the first risk factor in this section, economic conditions in some countries in which we sell products, principally emerging market countries, have been weak. That weakness is principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, slowed further or remained relatively flat in 2008 and 2009 and remained relatively flat in 2010, improving slightly in the U.S. toward the end of the year. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008.

During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets, remain weak or deteriorate further, we may experience a material and adverse impact on our business, results of operations, financial condition and cash flows.

Broadband communications markets are characterized by rapid technological change.

Broadband communications markets are subject to rapid changes, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that pay TV service providers, broadcasters, content providers and other video production and delivery companies will decide to adopt alternative architectures, new business models, and/or technologies that are incompatible with our current or future products. In addition, successful new entrants into the media markets, both domestic and international, may impact existing industry business models, resulting in decreased spending by our existing customer base. Finally, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes, which can result in delays in revenue of current and new products. If we are unable to design, develop, manufacture and sell products that incorporate, or are compatible with, these new architectures or technologies, our business, operating results, financial condition and cash flows will be materially and adversely affected.

In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management, whether in the context of an acquisition or otherwise. We cannot assure you that changes of management personnel in the future would not cause disruption to our operations or customer relationships or a decline in our operating results.

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and our results of operations.

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

We have been engaged in the design, manufacture and sale of a variety of video products and system solutions since inception, which has required, and will continue to require, significant research and development expenditures. As a result, we have generated substantial operating losses from the time we began operations in 1988. These losses have had an adverse effect on our stockholders’ equity and working capital. As of December 31, 2010, we had an accumulated deficit of $1.9 billion.

In September 2010, we completed the acquisition of Omneon. The purchase price was approximately $251.3 million, which included approximately $153.3 million in cash, net of $40.5 million of cash acquired. The cash portion of the purchase price was paid from then existing cash balances.

Taking into account the acquisition of Omneon and the use of approximately $153.3 million of cash to complete the transaction, we believe that our existing cash of $120.4 million, at December 31, 2010, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in the financial, capital and credit markets. In particular, companies like us are experiencing some difficulty raising capital from issuances of debt or equity securities in the current capital market environment and may also have difficulty securing bank financing. There can be no assurance that such financing will be available to us on reasonable terms, if at all, when and if it is needed.

In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital to finance the acquisition and related expenses, as well as to integrate operations following the acquisition, and could require us to issue our stock and dilute existing stockholders.

We may raise additional financing through public or private equity offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. To the extent we raise capital through debt financing arrangements, we may be required to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisition or other market opportunities, to timely develop new products or to otherwise respond to competitive pressures.

We need to effectively manage our operations.

In recent years, the Company has grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in the first quarter of 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in September 2010, we added 286 employees, most of whom are based in the U.S. In addition, we now have 440 employees in our international operations, representing approximately 40% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in that regard, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results and financial condition.

Our failure to adequately protect our proprietary rights may adversely affect us.

We currently hold 55 issued U.S. patents and 13 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We believe that patents and patent applications are not currently significant to our business, and we do not rely on our patent portfolio to give us a competitive advantage over others in our industry. We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We generally enter into confidentiality or license agreements with our employees, consultants, and vendors and our customers, as needed, and generally limit access to and distribution of our proprietary information. Nevertheless, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and other resources, and could negatively affect our business, operating results, financial position and cash flows.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into technology development or licensing agreements, we cannot assure you that such agreements may be negotiated on reasonable terms, or at all. The failure to enter into technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could materially and adversely affect our business.

Our products include third-party technology and intellectual property, and our inability to use that technology in the future could harm our business.

We incorporate certain third-party technologies, including software programs, into our products, and intend to utilize additional third-party technologies in the future. Licenses to relevant third-party technologies or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. In addition, the technologies that we license may not operate properly or as specified, and we may not be able to secure alternatives in a timely manner, either of which could harm our business. We could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our products, if we are able to do so at all. These delays, or a failure to secure or develop adequate technology, could materially and adversely affect our business.

We face risks associated with having important facilities and resources located in Israel.

We maintain facilities in two locations in Israel with a total of 221 employees, or 20% of our worldwide workforce, as of December 31, 2010. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management, for one product line, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and several have been called for active military duty in recent years. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or any other cause, could significantly harm our business. Current or future tensions in the Middle East could materially and adversely affect our business, results of operations and financial condition.

Furthermore, the Israeli government grants that we received for research and development expenditures limit our ability to manufacture products and transfer technologies outside of Israel, and, if we fail to satisfy specified conditions in the grants, we may be required to refund such grants, together with interest and penalties, and may be subject to criminal charges.

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls, and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

In addition, we may be subject to customs duties that could have a significant adverse impact on our operating results or, if we are able to pass on the related costs in any particular situation, would increase the cost of the related product to our customers. As a result, the future imposition of significant increases in the level of customs duties or the creation of import quotas on our products in Europe or in other jurisdictions, or any of the limitations on international sales described above, could have a material adverse effect on our business, operating results, financial condition and cash flows. Further, some of our customers in Europe have been, or are being, audited by local governmental authorities regarding the tariff classifications used for importation of our products. Import duties and tariffs vary by country and a different tariff classification for any of our products may result in higher duties or tariffs, which could have an adverse impact on our operating results and potentially increase the cost of the related products to our customers.

Negative conditions in the global credit and financial markets may impair the liquidity or the value of a portion of our investment portfolio.

The recent negative conditions in the global credit and financial markets have had an adverse impact on the liquidity of certain investments. In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. For example, during 2008, we recorded an impairment charge of $0.8 million relating to an investment in an unsecured debt instrument of Lehman Brothers Holdings, Inc. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could materially and adversely affect our results of operations, financial condition and cash flows.

In addition, we invest our cash, cash equivalents and short-term investments in a variety of investment vehicles in a number of countries with, and in the custody of, financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments and our ability to sell them.

We believe that our investment securities are carried at fair value. However, over time the economic and market environment in which we conduct business may provide us with additional insight regarding the fair value of certain securities in our portfolio that could change our judgment regarding impairment of those securities. This could result in unrealized or realized losses in our securities, relating to other than temporary declines, being charged against income. Given the current market conditions involved, there is continuing risk that further declines in fair value of our portfolio securities may occur and additional impairments may be charged to income in future periods.

If demand for our products increases more quickly than we expect, we may be unable to meet our customers’ requirements.

If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials, as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Increases in demand on our suppliers and subcontractors from other customers may cause sporadic shortages of certain components and products. In order to be able to respond to these issues, we have increased our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of our products when necessary, which has increased our costs and could increase our risk of holding obsolete or excessive inventory. We also employ a demand order fulfillment model which is designed to mitigate the effects of increases or decreases in demand for any products. Nevertheless, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

We are subject to various laws and regulations related to the environment and potential climate change that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change, including those governing the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs and fines, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. The ultimate costs to us under these laws and the timing of these costs are difficult to predict.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials, including lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan, and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries.

We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business, operating results, financial condition and cash flows.

Some anti-takeover provisions contained in our certificate of incorporation, bylaws and stockholder rights plan, as well as provisions of Delaware law, could impair a takeover attempt.

We have provisions in our certificate of incorporation and bylaws that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call, and bring business before, special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for conduct and scheduling of Board and stockholder meetings; and

•	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay hostile takeovers or changes in control of us or our management.

In addition, we have adopted a stockholder rights plan. The rights are not intended to prevent a takeover, and we believe these rights will help us in our negotiations with any potential acquirers. However, if the Board of Directors believes that a particular acquisition of us is undesirable, the rights may have the effect of rendering more difficult or discouraging that acquisition. The rights would cause substantial dilution to a person or group that attempts to acquire us on terms, or in a manner, not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

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

Our common stock price may be extremely volatile, and the value of an investment in our stock may decline.

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

In addition, in recent years, the stock market in general, and the NASDAQ Stock Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past, and may in the future, materially and adversely affect our stock price, regardless of our operating results. In these circumstances, investors may be unable to sell their shares of our common stock at or above their purchase price over the short term, or at all.

Our stock price may decline if additional shares are sold in the market or if analysts drop coverage of, or downgrade, our stock.

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we will be required to issue additional shares upon exercise of stock options or grants of restricted stock units. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

The trading market for our common stock relies in part on the availability of research and reports that third-party industry or securities analysts publish about us. If one or more of the analysts who do cover us downgrade our stock, our stock price may decline. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause the liquidity of our stock and our stock price to decline.

We are exposed to additional costs and risks associated with complying with increasing regulation of corporate governance and disclosure standards.

We have been spending a substantial amount of management time and costly external resources to comply with changes in laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm in connection with the filing of our Report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses.

While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2010, our internal control over financial reporting was effective, and our independent registered public accounting firm has attested that our internal control over financial reporting was effective in all material respects as of December 31, 2010, we cannot predict the outcome of our testing and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified attestation as of future year-ends, we will incur substantial additional costs in an effort to correct such problems and investors may lose confidence in our financial statements, and the price of our stock will likely decrease in the short term, until we correct such problems, and perhaps in the long term, as well.

The ongoing threat of terrorism has created uncertainty and may harm our business.

Current conditions in the U.S. and global economies are uncertain. The terrorist attacks in the U.S. in 2001 and subsequent terrorist attacks in other parts of the world have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, of the recently increasing social and political instability in the Middle East and of the ongoing war on terrorism on our business and the global economy remain unknown. Such uncertainty has tended to increase the price of certain commodities, particularly oil, which could have an indirect adverse impact on the cost of manufacturing our products. Moreover, the potential for future terrorist attacks makes it difficult to estimate the long term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries, and the impact of resulting economic conditions on our business.

The markets in which we, our customers and our suppliers operate are subject to the risk of earthquakes and other natural disasters.

Our headquarters and the majority of our operations are located in California, which is prone to earthquakes, and some of the other locations in which we, our customers and suppliers conduct business are prone to natural disasters. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties and suffer significant financial losses. Furthermore, we rely on third-party manufacturers for the production of many of our products, and any significant disruption in the business or operations of such manufacturers could adversely impact our business. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss, which may materially impair their ability to continue their purchase of products from us. A major earthquake or other natural disaster in the markets in which we, our customers or suppliers operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We also have research and development centers in Oregon, New York and New Jersey, several sales offices in the U.S., sales and support centers in Europe and Asia, and research and development centers in Israel and Hong Kong. Our leases, which expire at various dates through December 2020, are for an aggregate of approximately 429,000 square feet of space. In September 2010, we relocated our corporate headquarters to San Jose, California, from Sunnyvale, California. The Sunnyvale lease terminated in September 2010. The San Jose lease has a term of ten years and is for approximately 188,000 square feet of space. The San Jose facility houses our manufacturing, research and development and corporate headquarters functions. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Of our leased facilities, an aggregate of approximately 76,000 square feet is in the Omneon Sunnyvale office and the Scopus New Jersey office and is in excess of our space requirements. We no longer occupy these facilities and the estimated loss, net of potential estimated sublease income, for this square footage has been included in the excess facilities charges recorded in the years ended December 31, 2010 and 2009. The Scopus New Jersey lease terminates in May 2011 and the Omneon Sunnyvale lease terminates in June 2013.

Item 3.	Legal Proceedings

On March 4, 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009, and Harmonic. The plaintiffs are seeking damages in the amount of 6,300,000 ILS

(approximately $1.7 million). Harmonic believes Interkey’s and its shareholders claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims.

In April 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic was served with the complaint in August 2010 and filed its answer in September 2010. At this time, we cannot predict the outcome of this matter, with certainty. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010 based on management’s determination of our probable and estimable exposure in the matter. An unfavorable outcome of this matter, at a level materially above such charge, could adversely affect our operating results, financial position and cash flows.

In May 2003, a derivative action, purporting to be on our behalf, was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed against Harmonic in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Exchange Act. The complaint in the securities class action litigation also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. In March 2009, the Court hearing the derivative action granted final approval of a settlement in connection with the matter. The settlement released Harmonic’s officers and directors from all claims brought in the derivative lawsuit, and the Company paid $550,000 to cover the plaintiff’s attorneys’ fees.

In July 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California, alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. In August 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and, in June 2008, the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference in September 2008, the judge ordered the parties to mediation. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement in January 2009. The settlement agreement provides that, in exchange for a one-time lump sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, or its contract manufacturers for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents, and (ii) released Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in its selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.

Harmonic is subject to other litigation incidental to its business that is not believed to be material to the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Market information: Harmonic’s common stock is traded on the NASDAQ Global Market under the symbol HLIT, and has been listed on NASDAQ since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Global Market:

	Year Ended
	December 31,
	High	Low

2009
First quarter	$7.00	$4.46
Second quarter	7.85	5.07
Third quarter	7.07	5.24
Fourth quarter	6.84	4.77
2010
First quarter	$6.95	$5.78
Second quarter	7.27	5.25
Third quarter	7.14	5.34
Fourth quarter	8.87	6.37

Holders of record:  At February 11, 2011, there were 519 stockholders of record of Harmonic’s Common Stock.

Dividends:  Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of cash dividends.

Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K will be set forth in the 2011 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Sales of unregistered securities: Not applicable.

b) Use of proceeds: Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchasers: During the year ended December 31 2010, neither Harmonic, nor any of its affiliated entities, repurchased any of Harmonic’s equity securities.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2005 and ending on December 31, 2010. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecommunications Index on December 31, 2005, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Harmonic Inc.	100.0	149.90	216.08	115.67	130.52	176.70
NASDAQ Telecommunications Index	100.0	131.50	146.22	85.43	118.25	129.78
S&P 500 Index	100.0	115.80	122.16	76.96	97.33	111.99

Item 6.	Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data
Net revenue	$423,344	$319,566	$364,963	$311,204	$247,684
Gross profit	195,401	134,360	177,533	134,075	101,446
Income (loss) from operations	5,142	(12,035)	39,305	19,258	(3,722)
Net income (loss)	(4,335)	(24,139)	63,992	23,421	1,007
Net income (loss) per share — basic	(0.04)	(0.25)	0.68	0.29	0.01
Net income (loss) per share — diluted	(0.04)	(0.25)	0.67	0.28	0.01
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$120,371	$271,070	$327,163	$269,260	$92,371
Working capital	217,898	325,185	375,131	283,276	97,398
Total assets	720,386	572,034	564,363	475,779	281,962
Long term debt, including current portion	—	—	—	—	460
Long-term financing liability	—	6,908	—	—	—
Stockholders’ equity	520,203	407,473	414,317	334,413	145,134

•	On September 15, 2010, we acquired Omneon, Inc. for a purchase price of $251.3 million, net of cash acquired. The 2010 income from operations and net loss included a charge of $5.9 million for acquisition costs related to the Omneon acquisition. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

•	In addition, the 2010 income from operations and net loss included approximately $3.0 million of excess facilities charges, primarily related to the closure of the Omneon Sunnyvale office, and $1.6 million for severance expenses.

•	On March 12, 2009, we acquired Scopus Video Networks for a purchase price of $63.1 million, net of cash acquired. The 2009 loss from operations and net loss included a charge of $3.4 million for acquisition costs related to the Scopus acquisition. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

•	In addition, the 2009 loss from operations and net loss included approximately $8.3 million of restructuring charges related to the Scopus acquisition. These charges included approximately $6.3 million in cost of revenue primarily related to provisions for excess and obsolete inventories of $5.8 million and $0.5 million for severance and other expenses. Charges of approximately $2.0 million were recorded in operating expenses related to the Scopus acquisition, consisting primarily of severance costs.

•	The 2008 income from operations and net income included a charge of $5.0 million for the settlement of a patent infringement claim, a restructuring charge of $1.8 million on a reduction in estimated sublease income for Sunnyvale, California and UK buildings and an impairment charge of $0.8 million on a short-term investment. We also recognized a benefit from income taxes of $18.0 million resulting from the use of net operating loss carryforwards and the release of the substantial majority of our income tax valuation allowance.

•	On July 31, 2007, we acquired Rhozet Corporation for a purchase price of $16.2 million.

•	The 2007 income from operations and net income included a charge of $6.4 million for the settlement of the securities class action lawsuit, a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale, California building and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited (“BTL”). This was partially offset by a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration. The acquisition of Rhozet in July 2007 resulted in a charge of $0.7 million related to the write-off of acquired in-process technology.

•	On January 1, 2007, we adopted revised accounting guidance for accounting for uncertainty in income taxes. The effect of adopting this revised accounting guidance was an increase in the Company’s accumulated deficit of $2.1 million for interest and penalties related to uncertain tax positions that existed at January 1, 2007.

•	In the fourth quarter of 2007, we sold and issued 12,500,000 shares of common stock in a public offering at a price of $12.00 per share. Our net proceeds from the offering were approximately $141.8 million, which was net of underwriters’ discounts and commissions of approximately $7.4 million and related legal, accounting, printing and other costs totaling approximately $0.7 million. The net proceeds from the offering have been used for general corporate purposes.

•	On December 8, 2006, we acquired Entone Technologies, Inc. for a purchase price of $48.9 million.

•	The 2006 gross profit, loss from operations and net income included a charge of $3.0 million for restructuring charges associated with a management reduction and a campus consolidation. In addition, an impairment charge of $1.0 million was recorded to write-off the remaining balance of the intangibles from the BTL acquisition.

•	Income (loss) from operations for 2010, 2009, 2008, 2007 and 2006 included amortization of intangible assets of $17.4 million, $11.9 million, $6.1 million, $5.3 million and $2.2 million, respectively.

•	Income (loss) from operations for 2010, 2009, 2008, 2007 and 2006 included stock-based compensation expense of $15.5 million, $10.6 million, $7.8 million, $6.2 million and $5.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver broadcast and on-demand video services to televisions, personal computers and mobile devices. Historically, the majority of our sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, we are providing our video processing solutions to telecommunications companies, or telcos, broadcasters and other media companies that create video programming or offer video services. In September 2010, we acquired Omneon, Inc., a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon is complementary to Harmonic’s core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.

Harmonic’s net revenue increased by 32% in 2010 from 2009. The increase in net revenue in 2010, compared to 2009, was in part due to stronger worldwide customer demand for video processing solutions. The growth in video processing revenue of 25% also contributed to the growth in service and support activity related to the associated video processing solutions, thus resulting in services and support revenue growth of 33% in 2010, when compared to 2009. In addition, Harmonic’s revenue also increased as a result of the acquisition of Omneon in September 2010 and its inclusion in our results from the date of acquisition. Omneon’s product revenue, which for 2010 was $32.6 million, is included in the production and playout product line. We also experienced an improved gross margin percentage in 2010, compared to 2009, primarily due to a more favorable mix of revenue towards higher gross margin products, such as video processing and production and playout. Further, when comparing 2010 to 2009, note that in 2009 we recorded a charge of approximately $6.3 million to cost of revenue, primarily consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees, which lowered 2009 margins relative to 2010 margins. Our operating results in 2010 also included total charges of $8.9 million related to acquisition costs and excess facilities associated with the Omneon purchase and subsequent consolidation of Omneon personnel into our San Jose, California facility.

Harmonic’s net revenue decreased by 12% in 2009 from 2008. The decrease in revenues in 2009, compared to 2008, was primarily due to weaker demand in 2009 from our domestic cable and satellite customers, and our European cable customers, for edge products and solutions primarily related to VOD, switched digital video, modular cable modem termination systems, or M-CMTS, deployments, and HDTV, offset by increased revenue resulting from the acquisition of Scopus of $19.3 million. We experienced a lower gross margin percentage in 2009, compared to 2008, primarily due to the previously mentioned charge to cost of revenue in 2009 associated with the Scopus operations, lower gross margins on sales of edge and access products due to competitive pricing pressures and the deployment of our then current NSG platform, which platform carries lower initial gross margins than our average gross margins, and increased amortization of intangibles expense. Our operating results in 2009 included a charge of $3.4 million for acquisition costs associated with the Scopus acquisition.

Financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.

Although there was an increase in global economic activity in 2010, economic growth may remain sluggish during 2011 in a few developed countries and in some emerging market countries. The severity or length of time that these adverse economic and financial market conditions may persist, or whether such adverse conditions may return in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

Sales to customers outside of the U.S. in 2010, 2009, and 2008 represented 50%, 49%, and 44% of net revenue, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a substantial portion of our net revenue for the foreseeable future, and expect that, partially as a result of the acquisitions of Scopus and Omneon, our international sales may increase.

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 6%, 7% and 6% of net revenue in 2010, 2009 and 2008, respectively. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.

In addition, industry consolidation has in the past constrained, and may in the future constrain, capital spending by our customers. Also, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last two years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisition of Scopus and Omneon. Sales to our ten largest customers in

2010, 2009 and 2008 accounted for approximately 44%, 47% and 58% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During 2010, 2009 and 2008, revenue from Comcast accounted for 17%, 16% and 20%, respectively, of our revenue. Sales to EchoStar accounted for 12% of net revenue in 2008. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

In addition, historically, we have been dependent upon capital spending in the cable and satellite industry. We are attempting to further diversify our customer base beyond cable and satellite customers, including to the telco and broadcast and media markets. Several major telcos have rebuilt or are upgrading their networks to offer bundled video, voice and data services. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments, including recent trials of mobile video services, are subject to delays in completion, as video processing technologies and video business models are relatively new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay our recognition of revenue.

We often recognize a substantial portion of our quarterly revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

On September 15, 2010, Harmonic completed the acquisition of Omneon, Inc., a private, venture-backed company organized under the laws of Delaware and headquartered in Sunnyvale, California. The purchase price, net of $40.5 million of cash acquired, was $251.3 million, which consisted of (i) approximately $153.3 million in cash, net of cash acquired, (ii) 14.2 million shares of Harmonic common stock with a total fair value of approximately $95.9 million, based on the price of Harmonic common stock at the time of close, and (iii) approximately $2.1 million, representing the fair value attributed to shares of Omneon equity awards which Harmonic assumed and for which services had already been rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The Company also incurred a total of $5.9 million of transaction expenses, which were expensed as selling, general and administrative expenses in the year ended December 31, 2010. Substantially all unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing were assumed by Harmonic. The acquisition of Omneon is complementary to Harmonic’s core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.

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

In the fourth quarter of 2010, the Company recorded a charge, net of estimated sublease income, of $3.0 million in selling, general and administrative expenses for excess facilities related to the closure of Omneon’s leased premises in Sunnyvale, California. The employees were moved into Harmonic’s nearby San Jose, California corporate headquarters during the fourth quarter.

We continue to expand our international operations and staffing to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, and certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain license rights to use our existing intellectual property and intellectual property that will be developed or licensed in the future, including Omneon’s existing and future intellectual property. As a result of these changes and an expanding customer base internationally, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods.

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

Revenue from hardware product sales is recognized in accordance with the applicable accounting guidance on revenue recognition. Subject to other revenue recognition provisions, revenue on hardware product sales is recognized when risk of loss and title has transferred, which is generally upon shipment or delivery, based on the terms of the arrangement. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Distributors and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from distributors and system integrators. However, such returns typically occur in instances where the system integrator has designed a product into a project for the end user, but the integrator requests permission to return the component as it does not meet the specific project’s functional requirements. Such returns are made solely at the discretion of the Company, as our agreements with distributors and system integrators do not provide for return rights. We have extensive experience monitoring product returns from our distributors, and accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with applicable accounting guidance. With respect to sales to distributors and system integrators, we evaluate the terms of sale and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred.

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

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on the applicable accounting guidance for non-software deliverables in an arrangement containing more-than-incidental software. In accordance with the applicable accounting guidance, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software, and include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence, or VSOE, of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue until all elements, except post contract support, have been delivered. When post contract support is the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

We also enter into solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products. These arrangements typically include the configuration of system interfaces between Harmonic product and customer/third party equipment, and optimization of the overall solution to operate with the unique features of the customer’s design and to meet customer-specific performance requirements. Revenue on these arrangements is generally recognized using the percentage-of-completion method in accordance with applicable accounting guidance on accounting for performance of construction/production contracts. We measure performance under the percentage-of-completion method using the efforts-expended method based on current estimates of labor hours to complete the project. Management believes that, for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Deferred revenue includes billings in excess of revenue recognized, net of deferred costs of sales. Our application of percentage-of-completion accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.

Revenue from hardware and software maintenance agreements is recognized ratably over the term of the maintenance agreement. First year maintenance typically is included in the original arrangement and renewed on an annual basis thereafter. Services revenue is recognized on performance of the services and costs associated with services are recognized as incurred. Fair value of services such as consulting and training is based upon stand alone sales of these services.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS AND DISCOUNTS

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience, our operating results, financial position and cash flows could be adversely affected. At December 31, 2010, our allowances for doubtful accounts, returns and discounts totaled $5.9 million.

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

IMPAIRMENT OF GOODWILL OR LONG-LIVED ASSETS

We perform an evaluation of the carrying value of goodwill on an annual basis in the fourth quarter and of long-lived assets, such as intangibles, whenever we become aware of an event or change in circumstances that would indicate potential impairment. We evaluate the recoverability of goodwill on the basis of market capitalization adjusted for a control premium and, if necessary, discounted cash flows on the Company level, which is the sole reporting unit. We evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. For example, changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. We did not record an impairment charge as a result of our goodwill impairment test in 2010. There can be no assurance that future impairment tests will not result in a charge to earnings. At December 31, 2010, our carrying values for goodwill and intangible assets totaled $211.9 million and $118.1 million, respectively.

RESTRUCTURING COSTS AND ACCRUALS FOR EXCESS FACILITIES

Harmonic applies applicable accounting guidance which requires that a liability for costs associated with restructuring activities, including an exit or disposal activity, be recognized and measured initially at fair value when the liability is incurred. Harmonic’s restructuring activities have primarily been related to excess facilities. Harmonic determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. In the event that Harmonic is unable to achieve expected levels of sublease rental income, it will need to revise its estimate of the liability, which could materially impact our operating results, financial position or cash flows. At December 31, 2010, our accrual for excess facilities totaled $2.9 million.

ASSESSMENT OF THE PROBABILITY OF THE OUTCOME OF CURRENT LITIGATION

Harmonic records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In connection with a pending litigation matter, the Company recorded a $1.3 million liability in the fourth quarter of 2010 based on management’s determination of the Company’s probable and estimable exposure in the matter. Based on an agreement entered into on January 15, 2009 to settle its then outstanding patent infringement litigation, Harmonic believed that a probable and estimable liability had been incurred, and, accordingly, recorded a provision for $5.0 million in its statement of operations for the year ended December 31, 2008.

In other pending litigation, Harmonic believes that it either has meritorious defenses with respect to those actions and claims or is unable to predict the impact of an adverse action and, accordingly, no loss contingencies for those matters have been accrued. There can be no assurance, however, that we will prevail. An unfavorable outcome of legal proceedings could have a material adverse effect on our business, financial position, operating results or cash flows.

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

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We apply the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We have been notified by the Internal Revenue Service that our 2008 and 2009 U.S. corporate income tax returns have been selected for audit, which is expected to commence in the second quarter of 2011. If upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and cash flows could be adversely impacted in the period of adjustment.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves as well as the related interest and penalties, in light of changing facts and circumstances. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Any changes in estimate, or settlement of any particular position, could have a material impact on our operating results, financial condition and cash flows.

STOCK-BASED COMPENSATION

Harmonic measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”) based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized under applicable accounting guidance on share-based payments for the years ended December 31, 2010, 2009 and 2008 was $15.5 million, $10.6 million and $7.8 million, respectively.

Applicable accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

The fair value of stock options is estimated at grant date using the Black-Scholes option pricing model. The Company’s determination of fair value of stock options on the date of grant, using an option-pricing model, is affected by the Company’s stock price as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of each restricted stock unit grant is based on the underlying value of the Company’s common stock on the date of grant.

RESULTS OF OPERATIONS

Harmonic’s historical consolidated statements of operations data for each of the three years ended December 31, 2010, 2009, and 2008, as a percentage of net revenue, are as follows:

	Year Ended December 31,
	2010	2009	2008

Net revenue	100%	100%	100%
Cost of revenue	54	58	51

Gross profit	46	42	49
Operating expenses:
Research and development	18	19	15
Selling, general and administrative	26	26	23
Amortization of intangibles	1	1	—

Total operating expenses	45	46	38

Income (loss) from operations	1	(4)	11
Interest and other income, net	—	1	2

Income (loss) before income taxes	1	(3)	13
Provision for (benefit from) income taxes	2	5	(5)

Net income (loss)	(1)%	(8)%	18%

Net Revenue

Net Revenue — Consolidated

Harmonic’s consolidated net revenue, by product line, for each of the three years ended December 31, 2010, 2009 and 2008 are presented in the table below. Also presented is the related dollar and percentage change in consolidated net revenue, by product line, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Revenue by type:
Video processing products	$202,898	$162,654	$165,885
Production and playout products	32,579	—	—
Edge and access products	135,306	117,355	165,246
Service and support	52,561	39,557	33,832

Net revenue	$423,344	$319,566	$364,963

Increase (decrease):
Video processing products	$40,244	$(3,231)
Production and playout products	32,579	—
Edge and access products	17,951	(47,891)
Service and support	13,004	5,725

Total increase (decrease):	$103,778	$(45,397)

Percent change:
Video processing change	24.7%	(1.9)%
Production and playout change	—	—
Edge and access change	15.3%	(29.0)%
Service and support change	32.9%	16.9%
Total change	32.5%	(12.4)%

The increase in net revenue in 2010, compared to 2009, was in part due to stronger worldwide customer demand for video processing solutions. The growth in video processing revenue of 24.7% also contributed to the growth in service and support activity related to the associated video processing solutions, thus resulting in services and support revenue growth of 32.9% in 2010, when compared to 2009. Services and support revenue is derived mainly from maintenance agreements, system integration services and customer repairs. In addition, net revenue increased as a result of the acquisition of Omneon in September 2010 and the inclusion of Omneon’s results from the date of acquisition. Omneon’s product revenue is included in the production and playout product line. Our edge and access product line increased 15.3% from 2009 to 2010 due to an increase in sales of our NSG edge QAM devices. Net revenue decreased in 2009, compared to 2008, principally due to, in 2009, weaker demand from domestic satellite operators and cable operators for their VOD and HDTV deployments and a decrease in sales to customers internationally. The sales of video processing products were lower in 2009, compared to 2008, primarily due to lower purchases of our products by domestic cable and satellite customers and our European cable customers. The decrease in sales of edge and access products in 2009, compared to 2008, was primarily due to a decrease of approximately $33.6 million in sales of our NSG edge QAM devices for VOD, switched digital and CMTS deployments by domestic and international cable operators. The sales of service and support were higher in 2009, compared to 2008, primarily due to increases in support revenue arising from 2008 sales.

Net Revenue — Geographic

Harmonic’s domestic and international net revenue for each of the three years ended December 31, 2010, 2009 and 2008 are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Geographic Sales Data:
U.S.	$209,583	$162,023	$205,163
International	213,761	157,543	159,800

Net revenue	$423,344	$319,566	$364,963

U.S. increase (decrease)	$47,560	$(43,140)
International increase (decrease)	56,218	(2,257)

Total increase (decrease)	$103,778	$(45,397)

U.S. percent change	29.4%	(21.0)%
International percent change	35.7%	(1.4)%
Total percent change	32.5%	(12.4)%

Net revenue in the U.S. increased in 2010, compared to 2009, primarily due to stronger demand for our products from our domestic cable operators for VOD and HDTV deployments. International net revenue in 2010 increased 35.7%, compared to 2009. Our international net revenue growth was particularly strong in Europe, but also reflected the results of the increased share of international video broadcast business in emerging markets that the Company had targeted as part of its acquisition of Scopus. Additionally, a portion of the increased international net revenue toward the end of 2010 can be attributed to the production and playout (Omneon) business, given that a substantial majority of production and playout revenues were international. We expect that international revenues will continue to account for a substantial portion of our net revenue for the foreseeable future, and expect that, with the completion of the acquisitions of Omneon and Scopus, our international net revenue may increase.

Net revenue in the U.S. decreased in 2009, compared to 2008, primarily due to weaker demand for our products from our domestic satellite and cable operators for VOD and HDTV deployments. International revenues in 2009 decreased, compared to 2008, primarily due to weaker demand from cable operators, particularly in the European markets, and offset somewhat by increases in Asian markets, partly as a result of our sales of Scopus products following the completion of our acquisition of Scopus in March 2009.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue, for each of the three years ended December 31, 2010, 2009, and 2008 are presented in the table below. Also presented is the related dollar and percentage change in gross profit, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Gross profit	$195,401	$134,360	$177,533
As a % of net revenue	46.2%	42.0%	48.6%
Increase (decrease)	$61,041	$(43,173)
Percent change	45.4%	(24.3)%

The increase in gross profit in 2010, compared to 2009, was primarily due to increased net revenue. The gross profit percentage of 46.2% in 2010, compared to 42.0% in 2009, was higher primarily due to a more favorable mix of net revenue towards higher gross margin products, such as video processing products and production and playout products. Also during 2010, our provision for excess and obsolete inventories declined from 2009 levels. In 2009, we had recorded inventory provisions totaling $6.3 million, after the acquisition of Scopus, related to the discontinuance of certain Scopus product lines. The increase in gross margins was partially offset by a $4.5 million increase in amortization of intangibles in 2010. In 2010 and 2009, approximately $12.5 million and $8.0 million, respectively, of expense related to amortization of intangibles was included in cost of revenue. We expect to record a total of approximately $21.6 million in amortization of intangibles expense in cost of revenue in 2011 related to the acquisitions of Omneon, Scopus and Rhozet.

The decrease in gross profit in 2009, compared to 2008, was primarily due to a $45.4 million decrease in net revenue, lower gross margins on sales of edge and access products due to competitive pricing pressures, the deployment of our new NSG platform, which carries lower initial gross margins than our average gross margins, provisions totaling $6.3 million for excess and obsolete inventories associated with the discontinuance of certain Scopus product lines, the incurrence of manufacturing overhead costs of $3.5 million associated with the Scopus operations, and an increase of $2.5 million from amortization of intangibles expense. The gross profit percentage of 42.0% in 2009, compared to 48.6% in 2008, was lower primarily due to lower gross margins on sales of edge and access products, increased provisions for excess and obsolete inventories, primarily related to the Scopus acquisition, the incurrence of manufacturing overhead costs associated with the Scopus operations, and increased amortization of intangible assets expense. In 2009, $8.0 million related to amortization of intangibles expense was included in cost of revenue, compared to $5.5 million in 2008.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue for each of the three years ended December 31, 2010, 2009, and 2008 are presented in the table below. Also presented is the related dollar and percentage change in research and development expense, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Research and development	$77,197	$61,435	$54,471
As a % of net revenue	18.2%	19.2%	14.9%
Increase	$15,762	$6,964
Percent change	25.7%	12.8%

The increase in research and development expense in 2010, compared to 2009, was primarily the result of increased compensation expense of $7.0 million, increased consulting and outside services expense of $1.8 million, increased facilities and depreciation expenses of $2.0 million, increased stock-based compensation expense of $1.2 million and increased prototype material expense of $0.6 million. The increased compensation costs in 2010 were primarily due to the increased headcount, primarily as a result of the acquisition of Omneon, and salary increases for research and development employees during the year.

The increase in research and development expense in 2009, compared to 2008, was the result of increased compensation expense of $4.4 million, increased stock-based compensation expense of $1.0 million, increased depreciation expense of $0.8 million, and increased consulting and outside services expense of $0.6 million. The increased compensation costs in 2009 were primarily due to increased headcount, which was primarily related to the Scopus acquisition. The increased stock-based compensation expense and depreciation expense were also primarily due to the acquisition of Scopus.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue, for each of the three years ended December 31, 2010, 2009, and 2008 are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Selling, general and administrative	$108,150	$81,138	$83,118
As a % of net revenue	25.5%	25.4%	22.8%
Increase (decrease)	$27,012	$(1,980)
Percent change	33.3%	(2.4)%

The increase in selling, general and administrative expense in 2010, compared to 2009, was primarily due to higher compensation expense of $12.0 million, higher legal and accounting expense of $2.0 million, excess facilities charges of $3.0 million, higher acquisition-related expense of $2.9 million associated with the acquisition of Omneon, higher travel and entertainment expense of $1.6 million, and higher stock-based compensation expense of $3.8 million. The higher compensation, travel and entertainment, and stock-based compensation expenses were primarily attributable to increased headcount as a result of the Omneon acquisition, in addition to higher incentive compensation as a result of the substantial increase in revenue in 2010. The increase in excess facilities charges was related to the closure of Omneon’s Sunnyvale, California facility, net of estimated sublease income. Additionally, in connection with a pending litigation matter, the Company recorded a charge of $0.9 million to selling, general and administrative expense in 2010 based on management’s determination of the Company’s probable and estimable exposure in the matter.

The decrease in selling, general and administrative expense in 2009, compared to 2008, was primarily due to lower litigation settlement expense of $5.0 million, lower bad debt expense of $1.6 million, lower legal expense of $1.6 million, lower excess facilities charges of $1.3 million, lower consulting expense of $0.5 million, and lower depreciation expense of $0.5 million, which increase was partially offset by higher acquisition costs of $3.4 million associated with the Scopus acquisition, higher compensation expenses of $2.0 million, higher information technology expense of $1.8 million, and higher stock-based compensation expense of $1.4 million. The higher compensation expense was primarily related to increased headcount, principally due to the additional personnel that we hired as a result of the acquisition of Scopus in March 2009, which increase was partially offset by lower incentive compensation. The increased information technology expense was primarily due to the implementation and maintenance of enterprise software systems in the sales and marketing areas. The increased stock-based compensation expense was also primarily due to the acquisition of Scopus.

Amortization of Intangibles

Harmonic’s amortization of intangibles expense charged to operating expenses, and the amortization of intangibles expense as a percentage of net revenue, for each of the three years ended December 31, 2010, 2009, and 2008, are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Amortization of intangibles	$4,912	$3,822	$639
As a % of net revenue	1.2%	1.2%	0.2%
Increase	$1,090	$3,183
Percent change	28.5%	498.1%

The increase in amortization of intangibles expense in 2010 compared to 2009 was due to the amortization of intangibles related to the acquisition of Omneon in September 2010. Harmonic expects to record a total of approximately $8.9 million in amortization of intangibles expense in operating expenses in 2011, relating primarily to the acquisitions of Omneon and Scopus. Additional amortization of intangibles in cost of revenue is expected following the completion of the in-process research and development projects of Omneon.

The increase in amortization of intangibles expense in 2009, compared to 2008, was due to the amortization of intangibles related to the acquisition of Scopus in March 2009.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net as a percentage of net revenue, for each of the three years ended December 31, 2010, 2009, and 2008, are presented in the table below. Also presented is the related dollar and percentage change in interest income, net, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Interest income, net	$1,082	$3,181	$9,216
As a % of net revenue	0.3%	1.0%	2.5%
Increase (decrease)	$(2,099)	$(6,035)
Percent change	(66.0)%	(65.5)%

The decrease in interest income, net in 2010, compared to 2009, was primarily due to lower interest rates on the cash and short-term investments portfolio and a lower portfolio balance during the year, principally resulting from cash used in the Omneon acquisition, offset by increases in cash from operations. For the same reason, our interest income, net, decreased in 2009, compared to 2008, principally resulting from cash used in the Scopus acquisition, offset by cash from operations.

Other Expense, Net

Harmonic’s other expense, net, and other expense, net, as a percentage of net revenue, for each of the three years ended December 31, 2010, 2009, and 2008 are presented in the table below. Also presented is the related dollar and percentage change in interest and other expense, net, as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Other expense, net	$785	$881	$2,552
As a % of net revenue	0.2%	0.3%	0.7%
Decrease	$96	$1,671
Percent change	10.9%	65.5%

The slight decrease in other expense, net, in 2010, compared to 2009, was primarily due to lower indirect taxes, partially offset by an increase in foreign exchange losses on accounts receivable balances.

The decrease in other expense, net, in 2009, compared to 2008, was primarily due to lower losses on investments of $0.9 million and lower foreign exchange losses on accounts receivable balances.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of net revenue, for each of the three years ended December 31, 2010, 2009, and 2008 are presented in the table below. Also presented is the related dollar and percentage change in provision for (benefit from) income taxes as compared with the prior year, for each of the two years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)

Provision for (benefit from) income taxes	$9,774	$14,404	$(18,023)
As a % of net revenue	2.3%	4.5%	(4.9)%
Increase (decrease)	$(4,630)	$32,427
Percent change	(32.1)%	179.9%

For the year ended December 31, 2010, our effective tax rate on our pre-tax income was 179.7%, compared to an effective tax rate on our pre-tax loss of 148.0% for 2009. The increase is primarily due to the impact of foreign losses for which benefit is not taken and non-deductible merger costs. The difference between the underlying effective tax rate for the year ended December 31, 2010 and the federal statutory rate of 35% is primarily attributable to charges taken due to unbenefitted foreign losses of certain foreign entities, offset by a tax benefit related to an intercompany sale of acquired intangibles, non-deductible stock-based compensation expense, non-deductible merger costs, accrued interest for certain unrecognized tax benefits, and the recording of a valuation allowance against a portion of our California tax credits. Further, new California tax legislation, enacted in February 2009, provides for the election of a single sales apportionment formula beginning in 2011. The Company anticipates it will elect the single sales apportionment method. The use of this apportionment method reduces the amount of expected future California taxable income, which required the Company to record a valuation allowance against a portion of its California tax credits.

For the year ended December 31, 2009, our effective tax rate was 148.0%, compared to a tax benefit of 39.2% for 2008. The difference between the underlying effective tax rate for 2009 and the federal statutory rate of 35% is primarily attributable to unbenefitted foreign losses, non-deductible stock-based compensation expense, accrued interest for certain unrecognized tax benefits, and the recording of a valuation allowance against a portion of our California tax credits.

Segments

Harmonic operates as a single operating segment and reports our financial results as a single segment. See Note 15 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash, cash equivalents and short-term investments	$120,371	$271,070	$327,163
Net cash provided by operating activities	$17,837	$11,088	$60,127
Net cash used in investing activities	$(96,355)	$(42,912)	$(17,952)
Net cash provided by financing activities	$22,692	$4,243	$8,463

As of December 31, 2010, cash, cash equivalents and short-term investments totaled $120.4 million, compared to $271.1 million as of December 31, 2009. Cash provided by operations was $17.8 million in 2010, resulting from a net loss of $4.3 million, adjusted for $43.2 million in non-cash charges, and $21.0 million for use of cash associated with the net change in assets and liabilities. The non-cash charges included deferred income taxes, amortization of intangible assets, stock-based compensation, depreciation, accretion of investments and loss on disposal of fixed assets. The net change in assets and liabilities included increases in accounts receivable, inventories and prepaid expenses, as well as decreases in accounts payable and accrued excess facilities cost, which was partially offset by an increase in deferred revenue, income taxes payable and accrued and other liabilities. The increase in accrued and other liabilities was mostly attributable to higher incentive compensation accruals in 2010, as compared to 2009, as a result of the increase in revenue in 2010.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments. We usually pay our annual incentive compensation to employees in the first quarter.

Net cash used in investing activities was $96.4 million in 2010, resulting from the purchase of Omneon in September 2010 for $153.3 million and capital expenditures of $35.6 million, primarily related to leasehold improvements to our new corporate headquarters, partially offset by proceeds from the net sale and maturity of investments of $92.8 million. Harmonic currently expects capital expenditures will be in the range of $15 million to $20 million during 2011.

Net cash provided by financing activities of $22.7 million in 2010, primarily due to $18.8 million in proceeds relating to lessor financing of building improvements for our new corporate headquarters and $3.9 million of net proceeds from the issuance of common stock.

In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to adverse market conditions. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition. Nevertheless, we believe that our existing liquidity sources will satisfy our presently contemplated cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated opportunities or to strengthen our financial position.

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

OFF-BALANCE SHEET ARRANGEMENTS

None as of December 31, 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2010, were as follows:

	Payments Due by Period
	Total
	Amounts	1 Year or			Over 5
	Committed	Less	2-3 Years	4-5 Years	Years
			(In thousands)

Operating Leases(1)	$59,189	$4,761	$12,071	$11,872	$30,485
Inventory Purchase Commitments	24,327	24,327	—	—	—

Total Contractual Obligations	$83,516	$29,088	$12,071	$11,872	$30,485

Other Commercial Commitments:
Standby Letters of Credit	$599	$599	$—	$—	$—
Indemnification obligations(2)	—	—	—	—	—

Total Commercial Commitments	$599	$599	$—	$—	$—

1.	As of December 31, 2010, $4.5 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 9 “Restructuring and Excess Facilities.”

2.	Harmonic indemnifies its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters and other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for defense costs, damages and other expenses (including reasonable attorneys’ fees).

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $48.9 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2010, have been excluded from the contractual obligations table above. See Note 14 “Income Taxes” to our Consolidated Financial Statements for a discussion on income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates, foreign currency exchange rates, as measured against the U.S. dollar and currencies of Harmonic’s subsidiaries, and changes in the value of financial instruments held by Harmonic.

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 6% of net revenue in both 2010 and 2009. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2010, we had a forward exchange contract to sell Euros totaling $3.3 million and a forward exchange contract to sell Japanese Yen totaling $0.4 million. These forward exchange contracts matured in the first quarter of 2011. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of December 31, 2010, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of December 31, 2010, our cash, cash equivalents and short-term investments balance was $120.4 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of December 31, 2010.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management has excluded from its assessment of internal control over financial reporting, as of December 31, 2010, certain elements of the internal control over financial reporting of Omneon, because we acquired Omneon in a purchase business combination during 2010 and had not, as of December 31, 2010, fully integrated Omneon’s internal control over financial reporting and related processes. Subsequent to the acquisition, certain elements of the internal control over financial reporting and related processes were integrated into our existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the internal control over financial reporting as of December 31, 2010. The excluded elements represent controls over accounts constituting approximately 1% of our consolidated assets as of December 31, 2010 and 2% of our net revenue for the year then ended. Based on our assessment using those criteria, we concluded that, as of December 31, 2010, Harmonic’s internal control over financial reporting was effective.

Financial Statement Schedules:

1. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

2. Selected Quarterly Financial Data: The following table sets forth, for the periods indicated, selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands)

Quarterly Data:
Net revenue	$138,194	$104,784	$95,544	$84,822	$86,657	$83,861	$81,293	$67,756
Gross profit	61,381	47,532	45,682	40,806	39,349	36,080	33,547	25,385
Income (loss)from operations	(2,988)	1,572	4,097	2,461	3,499	(571)	(4,172)	(10,790)
Net income (loss)	(13,738)	(361)	4,445	5,319	47	2,577	(7,919)	(18,843)
Net income (loss) per share — basic	(0.12)	(0.00)	0.05	0.06	0.00	0.03	(0.08)	(0.20)
Net income (loss) per share — diluted	(0.12)	(0.00)	0.05	0.05	0.00	0.03	(0.08)	(0.20)

•	In the fourth quarter of 2010, a charge of $2.1 million was recorded in cost of revenue related to the amortization of fair value adjustments made to Omneon inventory at the time of merger. In addition, selling, general and administrative expenses included approximately $3.0 million related to excess facilities costs associated with the former Omneon office in Sunnyvale, California. $0.9 million related to an anticipated litigation settlement, $0.5 million in severance related expenses and $0.2 million of acquisition expenses related to Omneon.

•	The selling, general and administrative expenses in the third quarter of 2010 included approximately $3.3 million of acquisition expenses related to Omneon, $0.8 million in severance related expenses and a benefit of $0.2 million related to the reduction of our excess facilities reserves. In addition, a charge of $0.4 million was recorded in cost of revenue related to the amortization of fair value adjustments made to Omneon inventory at the time of merger.

•	The selling, general and administrative expenses in the second quarter of 2010 included approximately $2.4 million of acquisition expenses related to Omneon and $0.2 million in severance related expenses.

•	The selling, general and administrative expenses in the first quarter of fiscal year 2009 included approximately $3.4 million of acquisition expenses related to the acquisition of Scopus in March 2009. In addition, a charge of $6.3 million was recorded in cost of revenue, primarily consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses included $0.6 million of severance expense for terminated Scopus employees. Selling, general and administrative expenses included $0.5 million of severance for terminated Scopus employees.

•	In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million related to the closure of the Scopus New Jersey office. In addition, a charge of $0.5 million was recorded in selling, general and administrative expenses related to severance expenses for terminated Scopus employees and a charge totaling $0.5 million was recorded in cost of revenue and operating expenses related to severance expenses for other terminated employees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows listed in the accompanying index present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing on page 58, management has excluded from its assessment of internal control over financial reporting as of December 31, 2010 certain elements of the internal control over financial reporting of Omneon, Inc. (“Omneon”), because Omneon was acquired by the Company in a purchase business combination during 2010. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of internal control over financial reporting and from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 1% of the Company’s consolidated assets as of December 31, 2010 and 2% of consolidated revenue for the year then ended.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 1, 2011

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$96,533	$152,477
Short-term investments	23,838	118,593
Accounts receivable, net of allowances of $5,897 and $5,163 at December 31, 2010 and 2009, respectively	101,652	64,838
Inventories	58,065	35,066
Deferred income taxes	39,849	26,503
Prepaid expenses and other current assets	28,614	20,821

Total current assets	348,551	418,298
Property and equipment, net	39,825	25,941
Goodwill	211,878	63,953
Intangibles, net	118,070	25,265
Other assets	2,062	22,847

Total assets	$720,386	$556,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,300	$22,065
Income taxes payable	6,791	609
Deferred revenue	46,279	32,855
Accrued liabilities	51,283	37,584

Total current liabilities	130,653	93,113
Accrued excess facility costs, long-term	1,153	58
Income taxes payable, long-term	48,883	43,948
Financing liability, long-term	—	6,908
Deferred income taxes, long-term	14,849	—
Other non-current liabilities	4,645	4,804

Total liabilities	200,183	148,831

Commitments and contingencies (Notes 16 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 150,000 shares authorized; 112,360 and 96,110 shares issued and outstanding at December 31, 2010 and 2009, respectively	112	96
Capital in excess of par value	2,397,671	2,279,945
Accumulated deficit	(1,876,868)	(1,872,533)
Accumulated other comprehensive loss	(712)	(35)

Total stockholders’ equity	520,203	407,473

Total liabilities and stockholders’ equity	$720,386	$556,304

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Product revenue	$370,783	$280,009	$331,131
Service revenue	52,561	39,557	33,832

Net revenue	423,344	319,566	364,963
Product cost of revenue	210,864	170,734	174,803
Service cost of revenue	17,079	14,472	12,627

Total cost of revenue	227,943	185,206	187,430

Gross profit	195,401	134,360	177,533

Operating expenses:
Research and development	77,197	61,435	54,471
Selling, general and administrative	108,150	81,138	83,118
Amortization of intangibles	4,912	3,822	639

Total operating expenses	190,259	146,395	138,228
Income (loss) from operations	5,142	(12,035)	39,305
Interest income, net	1,082	3,181	9,216
Other expense, net	(785)	(881)	(2,552)

Income (loss) before income taxes	5,439	(9,735)	45,969
Provision for (benefit from) income taxes	9,774	14,404	(18,023)

Net income (loss)	$(4,335)	$(24,139)	$63,992

Net income (loss) per share:
Basic	$(0.04)	$(0.25)	$0.68

Diluted	$(0.04)	$(0.25)	$0.67

Weighted average shares:
Basic	101,487	95,833	94,535
Diluted	101,487	95,833	95,434

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Capital in		Other
	Common Stock		Excess of Par	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Values	Deficit	Loss	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2007	93,772	$94	$2,246,875	$(1,912,386)	$(170)	$334,413
Net income	—	—	—	63,992	—	63,992	$63,992
Unrealized loss on investments, net of tax	—	—	—	—	(93)	(93)	(93)
Currency translation	—	—	—	—	(357)	(357)	(357)

Comprehensive income							$63,542

Stock-based compensation	—	—	7,811	—	—	7,811
Issuance of Common Stock under option and purchase plans	1,245	1	8,550	—	—	8,551

Balance at December 31, 2008	95,017	95	2,263,236	(1,848,394)	(620)	414,317
Net loss	—	—	—	(24,139)	—	(24,139)	$(24,139)
Unrealized gain on investments, net of tax	—	—	—	—	529	529	529
Currency translation	—	—	—	—	56	56	56

Comprehensive loss							$(23,554)

Stock-based compensation	—	—	10,597	—	—	10,597
Issuance of Common Stock under option, stock award and purchase plans	892	1	4,242	—	—	4,243
Issuance of Common Stock for acquisition of Rhozet	201	—	1,870	—	—	1,870

Balance at December 31, 2009	96,110	96	2,279,945	(1,872,533)	(35)	407,473
Net loss	—	—	—	(4,335)	—	(4,335)	$(4,335)
Unrealized loss on investments, net of tax	—	—	—	—	(376)	(376)	(376)
Currency translation	—	—	—	—	(301)	(301)	(301)

Comprehensive loss							$(5,012)

Stock-based compensation	—	—	15,549	—	—	15,549
Issuance of Common Stock under option, stock award and purchase plans	2,100	2	3,857	—	—	3,859
Issuance of Common Stock for acquisition of Omneon	14,150	14	98,049	—	—	98,063
Excess tax benefits from stock-based compensation	—	—	271	—	—	271

Balance at December 31, 2010	112,360	$112	$2,397,671	$(1,876,868)	$(712)	$520,203

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(4,335)	$(24,139)	$63,992
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	17,425	11,904	6,275
Depreciation	9,990	8,655	7,014
Stock-based compensation	15,539	10,579	7,806
Net loss on disposal of fixed assets	162	198	185
Deferred income taxes	(1,475)	11,818	(55,859)
Other non-cash adjustments, net	1,529	2,594	1,409
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(19,744)	5,426	6,529
Inventories	(11,979)	7,726	7,388
Prepaid expenses and other assets	(5,445)	(2,313)	3,278
Accounts payable	(3,080)	5,735	(7,134)
Deferred revenue	5,086	2,072	(6,433)
Income taxes payable	11,017	1,389	33,657
Accrued excess facility costs	(2,412)	(6,044)	(4,638)
Accrued and other liabilities	5,559	(24,512)	(3,342)

Net cash provided by operating activities	17,837	11,088	60,127

Cash flows from investing activities:
Purchases of investments	(51,457)	(129,202)	(132,813)
Proceeds from maturities of investments	80,961	130,641	117,352
Proceeds from sales of investments	63,269	27,240	6,885
Acquisition of property and equipment	(35,624)	(8,086)	(8,546)
Acquisition of Scopus, net of cash acquired	—	(63,053)	—
Acquisition of Omneon, net of cash acquired	(153,254)	—	—
Acquisition of intellectual property	—	—	(500)
Other acquisitions	(250)	(452)	(2,830)
Sale of Entone, Inc. convertible note	—	—	2,500

Net cash used in investing activities	(96,355)	(42,912)	(17,952)

Cash flows from financing activities:
Proceeds from lease financing liability	18,833	—	—
Proceeds from issuance of common stock, net	3,859	4,243	8,463

Net cash provided by financing activities	22,692	4,243	8,463

Effect of exchange rate changes on cash and cash equivalents	(118)	167	248

Net increase (decrease) in cash and cash equivalents	(55,944)	(27,414)	50,886
Cash and cash equivalents at beginning of period	152,477	179,891	129,005

Cash and cash equivalents at end of period	$96,533	$152,477	$179,891

Supplemental disclosures of cash flow information:
Income tax payments, net	$1,427	$2,391	$4,188
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	—	1,870	—
Issuance of restricted common stock for Omneon acquisition	95,938	—	—
Fair value of vested portion of stock options and restricted stock units assumed in connection with the Omneon acquisition	2,125	—	—
Financing liability for construction in progress	—	6,908	—

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harmonic Inc. (“Harmonic” or the “Company”) designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable its customers to efficiently create, prepare and deliver broadcast and on-demand video services to televisions, personal computers and mobile devices. Historically, the majority of the Company’s sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, the Company is providing its video processing solutions to telecommunications companies, or telcos, broadcasters and other media companies that create video programming or offer video services. In September 2010, Harmonic acquired Omneon, Inc. (“Omneon”), a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon is complementary to Harmonic’s core business, expanding Harmonic’s customer reach into content providers and extending its product lines into video servers and video-optimized storage for content production and playout.

Basis of Presentation.  The accompanying consolidated financial statements of Harmonic include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.  Cash equivalents are comprised of highly liquid, investment-grade investments with an original or remaining maturity of three months or less at the date of purchase. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

Investments.  Harmonic’s short-term investments are stated at fair value and are principally comprised of U.S. government, U.S. government agencies, state government agencies and corporate debt securities. The Company classifies its investments as available-for-sale in accordance with applicable accounting guidance on accounting for certain investments in debt and equity securities and states its investments at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary, an impairment charge is recorded. The Company considers current market conditions, as well as its likeliness or need to sell its investments prior to a recovery of par value, when determining if a loss is other than temporary.

Fair Value of Financial Instruments.  The carrying value of Harmonic’s financial instruments, including cash, equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentrations of Credit Risk/Major Customers/Supplier Concentration.  Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telcos, broadcasters

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other media companies. Harmonic generally does not require collateral from its customers and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. One customer had a balance of 16% of the Company’s net accounts receivable as of December 31, 2010. Two customers had balances of 14% and 12% of the Company’s net accounts receivable as of December 31, 2009.

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

Solution sales for the design, manufacture, test, integration and installation of products to the specifications of Harmonic’s customers, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for in accordance with applicable accounting guidance on accounting for performance of construction/production contracts. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation to determine whether the arrangement should be accounted for as a single arrangement, or alternatively, for arrangements that do not involve significant production, modification or customization, under other accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described above and such arrangements represent a significant part of the operations of the Company.

At the outset of each arrangement accounted for as a single arrangement, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and, accordingly, utilizes percentage-of-completion accounting for most arrangements that are determined to be single arrangements. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor hours expended to date to anticipated final labor hours, based on current estimates of labor hours to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.

When arrangements contain multiple elements, Harmonic evaluates all deliverables in the arrangement at the outset of the arrangement based on applicable accounting guidance on accounting for revenue arrangements with multiple deliverables. If the undelivered elements qualify as separate units of accounting based on applicable accounting guidance, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, Harmonic allocates the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. The Company establishes fair value by reference to the price the customer is required to pay when an item is sold separately, using contractually stated, substantive renewal rates, where applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

For multiple element arrangements that include both hardware products and software products, Harmonic evaluates the arrangement based on applicable accounting guidance on non-software deliverables in an arrangement containing more-than-incidental software. In accordance with the applicable accounting guidance, the arrangement is divided between software-related elements and non-software deliverables. Software-related elements are accounted for as software and include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, Harmonic accounts for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, the Company defers the recognition of all revenue under an arrangement until all elements, except post contract support, have been delivered. When post contract support remains the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.

Maintenance services are recognized ratably over the maintenance term, which is typically one year. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue. The costs associated with services are recognized as incurred.

Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of revenue, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.

Revenue from distributors and system integrators is recognized on delivery, provided that the criteria for revenue recognition have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.

Shipping and Handling Costs.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the Company’s Consolidated Statements of Operations.

Inventories.  Inventories are stated at the lower of cost, using the weighted average method, or market. Harmonic establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand and market conditions, expected product lifecycles and current inventory levels. Such provisions are charged to cost of revenue in the Company’s Consolidated Statements of Operations.

Capitalized Software Development Costs.  Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with applicable accounting guidance on accounting for the costs of computer software to be sold, leased, or otherwise marketed. To date, the time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software, has been short, and, as such, software development costs qualifying for capitalization have been insignificant.

The Company incurs costs associated with developing software for internal use and for which no plan exists to market the software externally. If internal software development costs become material, the Company will capitalize the costs as part of property and equipment and recognize the associated depreciation over a useful life of generally three years. In the years ended December 31, 2010 and 2009, the Company capitalized $1.0 million and $1.1 million in internal use software development costs, respectively. In the year ended December 31, 2008, the internal use software development costs qualifying for capitalization were insignificant.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are five years for furniture and fixtures and up to four years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets, up to ten years, or the lease term of the respective assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2009 and 2008 was $10.0 million, $8.7 million and $7.0 million, respectively.

Goodwill.  Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter of each of its fiscal years at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. When assessing the goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include: a significant decline in the financial results of the Company’s operations; the Company’s market capitalization relative to net book value; unanticipated changes in competition and the Company’s market share; significant changes in the Company’s strategic plans; or adverse actions by regulators. Based on the impairment test performed in the fourth quarter of 2010, the Company does not believe that its goodwill was impaired.

Long-lived Assets.  Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer base, maintenance agreements and related relationships, core technology, developed technology, in-process technology, trademarks and tradenames, supply agreements and assembled workforce. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. This evaluation involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws and accounting pronouncements. Circumstances that could indicate impairment and require the Company to perform an impairment test include: a significant decline in the cash flows of such asset or asset group; unanticipated changes in competition and the Company’s market share; significant changes in the Company’s strategic plans; or exiting an activity resulting from a restructuring of operations. See Note 4, “Goodwill and Identified Intangible Assets” for additional information.

Restructuring Costs and Accruals for Excess Facilities.  The Company applies applicable accounting guidance on accounting for costs associated with restructuring costs, including exit or disposal activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Harmonic’s restructuring activities have primarily been related to excess facilities. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. See Note 9 “Restructuring and Excess Facilities” for additional information.

Accrued warranties.  The Company accrues for estimated warranty costs at the time of revenue recognition and records such accrued liabilities as part of cost of revenue. Management periodically reviews its warranty liability and adjusts the accrued liability based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of specified warranty claims.

Currency Translation.  The functional currency of the Company’s Israeli, Cayman and Swiss operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from remeasuring foreign currency denominated balances into U.S. dollars are included in other expense, net and have been insignificant for all periods presented. Foreign currency transaction gains and losses derived from monetary assets and liabilities being stated in a currency other than the functional currency are recorded to other expense, net in the Company’s Consolidated Statements of Operations.

Income Taxes.  In preparing the Company’s financial statements, the Company estimates the income taxes for each of the jurisdictions in which the Company operates. This involves estimating the Company’s actual current tax exposures and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes.

The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the accounting guidance on accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in the Company’s judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves and penalties, as well as the related interest, in light of changing facts and circumstances. Changes in the Company’s assessment of its uncertain tax positions or settlement of any particular position could materially and adversely impact the Company’s income tax rate, operating results, financial position and cash flows.

Advertising Expenses.  Harmonic expenses the cost of advertising as incurred. During the years ended December 31, 2010, 2009, and 2008, advertising expenses were not material to the results of operations.

Stock-based Compensation Expense.  Harmonic measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $15.5 million, $10.6 million and $7.8 million, respectively.

Applicable accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

The fair value of stock options is estimated at grant date using the Black-Scholes option pricing model. The Company’s determination of fair value of stock options on the date of grant, using an option pricing model, is

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected by the Company’s stock price, as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of each restricted stock unit grant is based on the underlying value of the Company’s common stock on the date of grant.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

Total comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 are presented in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes:

	Unrealized Gain
	(Loss) on		Accumulated Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation	Income (Loss)
	(In thousands)

Balance at January 1, 2008	$(41)	$(129)	$(170)
Change during year	(93)	(357)	(450)

Balance at December 31, 2008	(134)	(486)	(620)
Change during year	529	56	585

Balance at December 31, 2009	395	(430)	(35)
Change during year	(376)	(301)	(677)

Balance at December 31, 2010	$19	$(731)	$(712)

Accounting for Derivatives and Hedging Activities.  Harmonic accounts for derivative financial instruments and hedging contracts in accordance with the applicable accounting guidance, which requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

Forward Exchange Contracts Not Designated as Hedging Instruments.  Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company does not designate these forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment. At December 31, 2010, the Company had a forward exchange contract to sell Euros with a notional value of $3.3 million and Japanese Yen with a notional value of $0.4 million. These foreign exchange contracts mature in the first quarter of 2011. At December 31, 2009, the Company had a forward exchange contract to sell Euros with a notional value of $6.6 million. This foreign exchange contract matured in the first quarter of 2010. The fair value of these forward exchange contracts was not material as of December 31, 2010 and 2009.

The Company’s Euro forward exchange contracts generally have maturities of one month and are closed out and rolled over into new contracts at the end of each monthly reporting period. The Company’s Japanese Yen forward exchange contracts have maturities of two to three months and are closed out at maturity. The fair value of these contracts has historically not been significant at the end of each reporting period. Typically, realized gains and losses on these forward exchange contracts, which arise as a result of closing out the contracts, are substantially offset by remeasurement or realized losses and gains on the underlying balances denominated in non-functional

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currencies. Gains and losses on forward exchange contracts and from remeasurement and realized gains and losses of the underlying asset balances, denominated in non-functional currencies, are recognized in the Consolidated Statements of Operations in other expense, net.

Foreign Exchange Contracts Designated as Cash Flow Hedges.  Additionally, the Company has expenses denominated in Israeli Shekels (ILS) and, from time to time, addresses a portion of the related foreign currency exposure through use of derivative financial instruments. The ILS expenses are hedged using forward exchange contracts. The Company enters into forward exchange contracts primarily to reduce the effects of fluctuating ILS exchange rates against the U.S. dollar. The forward exchange contracts range from one to six months in maturity.

The hedges of ILS-denominated forecasted expenses are accounted for in accordance with applicable guidance on derivatives and hedging, pursuant to which the Company has designated its hedges of forecasted foreign currency expenses as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges under this guidance, the Company formally documents, for each derivative contract at the hedge’s inception, the relationship between the hedging instrument (forward contract) and hedged item (forecasted ILS expenses), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss) and reclassifies these amounts into the related functional expense in the period during which the hedged transaction is recognized in earnings. There were no forward exchange contracts to buy ILS outstanding as of December 31, 2010. As of December 31, 2009, the Company had outstanding foreign exchange forward contracts to buy ILS with a notional value of $1.2 million that were entered into in order to hedge forecasted expenses. As of December 31, 2009, the net unrealized gains on derivative instruments were not material.

Reclassifications.  From time to time the Company reclassifies certain prior period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

NOTE 2:	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective beginning in the first quarter of fiscal year 2011. The Company is currently evaluating the potential impact, if any, of the adoption of the revised accounting guidance on its consolidated results of operations, financial condition and cash flows.

In October 2009, the FASB issued revised guidance for the accounting for certain revenue arrangements that include software elements. This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This revised guidance is effective beginning in the first quarter of fiscal year 2011. The Company is currently evaluating the potential impact, if any, of the adoption of the revised accounting guidance on its consolidated results of operations, financial condition and cash flows.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009,

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the interim reporting requirements by the Company in the first quarter of 2010 did not have a material impact on its consolidated results of operations or financial condition. The Company does not believe the adoption of the interim reporting requirements in the first quarter of 2011 will have a material impact on its consolidated results of operations or financial condition.

NOTE 3:	ACQUISITIONS

Omneon

On September 15, 2010, Harmonic completed the acquisition of 100% of the equity interests of Omneon, Inc., a private, venture-backed company organized under the laws of Delaware and headquartered in Sunnyvale, California. Omneon is engaged in the development and support of a range of video servers, active storage systems and related software applications that media companies use to simultaneously ingest, process, store, manage and deliver digital media in a wide range of formats. When used for television production and on-air operations, the products are designed to provide continuous real-time record and playback capabilities as well as file-based access to and delivery of digital media content. Omneon’s products include Spectrum and MediaDeck video servers, MediaGrid active storage systems and media management software applications which were initially designed for, and have been deployed mostly by, broadcasters that use Omneon’s products for the production and transmission of television content.

The acquisition of Omneon is intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers who produce and distribute digital video content, such as broadcasters, content networks and other major owners of content. The acquisition is also intended to broaden Harmonic’s technology and product lines with digital storage and playout solutions which complement Harmonic’s existing video processing products. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Omneon’s net tangible and intangible assets acquired resulting in goodwill of approximately $147.2 million that was recorded in connection with this acquisition.

The purchase price, net of $40.5 million of cash acquired, was $251.3 million, which consisted of (i) approximately $153.3 million in cash, net of cash acquired, (ii) 14.2 million shares of Harmonic common stock with a total fair value of approximately $95.9 million based on the price of Harmonic common stock at the time of close, and (iii) approximately $2.1 million representing the fair value attributed to shares of Omneon equity awards which Harmonic assumed for which services had already been rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The Company also incurred a total of $5.9 million of transaction expenses, which were expensed as selling, general and administrative expenses in the year ended December 31, 2010.

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

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from September 15, 2010, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

	(In thousands)

Cash acquired		$40,485
Accounts receivable (Gross amount due from accounts receivable of $17,760)		17,055
Inventory		11,010
Fixed assets		12,391
Deferred income tax assets		17,960
Other tangible assets acquired		2,828
Intangible assets:
Existing technology	50,800
In-process technology	9,000
Patents/core technology	9,800
Customer contracts and related relationships	29,200
Trade names/trademarks	4,000
Maintenance agreements and related relationships	5,500
Order backlog	800

		109,100
Goodwill		147,208

Total assets acquired		358,037
Accounts payable		(6,829)
Deferred revenue		(6,399)
Deferred income tax liabilities		(41,804)
Other accrued liabilities		(11,203)

Net assets acquired		291,802
Less: cash acquired		(40,485)

Net purchase price		$251,317

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of September 15, 2010. The Company used an overall discount rate of 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Omneon’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•	The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value;

•	As of the acquisition date, Omneon was developing new versions and incremental improvements to its 3G MediaPort product, which is expected to be used in the Spectrum product line once completed. The in-process project was at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, the Company estimated the value of the patents/core technology based on the profits expected to be saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach; and

•	The fair value of backlog acquired was established based on the Income Approach.

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of four years;

•	In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process project is expected within the first half of 2011;

•	Patents/core technology are being amortized over their estimated useful life of four years;

•	Customer contracts and related relationships are being amortized over their estimated useful life of six years;

•	Trade name/trademarks are being amortized over their estimated useful lives of four years;

•	Maintenance agreements and related relationships are being amortized over their estimated useful life of six years; and

•	Order backlog was amortized over its estimated useful life of three and one half months.

The existing technology, patents/core technology, customer contracts and related relationships, maintenance agreements and related relationships, trade name/trademarks and backlog are being amortized using the straight-line method which reflects the future projected cash flows.

The residual purchase price of $147.2 million has been recorded as goodwill. The goodwill resulting from this acquisition is not deductible for federal tax purposes.

Substantially all unvested stock options and unvested restricted stock units issued by Omneon and outstanding at closing were assumed by Harmonic. The exchange of stock-based compensation awards was treated as a modification under current accounting guidance. The calculation of the fair value of the exchanged awards immediately before and after the modification did not result in any significant incremental fair value. The fair value of the Harmonic stock options and restricted stock units issued to Omneon employees was $17.3 million, which was determined using the Black-Scholes option pricing model, of which $2.1 million represents purchase consideration and $15.2 million will be recorded as compensation expense over the weighted average service period of 2.5 years.

For the period from September 15, 2010 to December 31, 2010, Omneon products contributed revenues of $36.5 million and a net operating profit of $1.1 million.

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

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations of Scopus are included in Harmonic’s Consolidated Statements of Operations from March 12, 2009, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

	(In thousands)

Cash acquired		$23,316
Investments		1,899
Accounts receivable (Gross amount due from accounts receivable of $6,977)		6,308
Inventory		15,899
Fixed assets		4,280
Other tangible assets acquired		2,312
Existing technology	$10,100
In-process technology	2,400
Patents/core technology	3,500
Customer contracts and related relationships	4,000
Trademarks and tradenames	2,100
Maintenance agreements and related relationships	1,000
Order backlog	2,000

		25,100
Goodwill		22,847

Total assets acquired		101,961
Accounts payable		(2,963)
Deferred revenue		(336)
Other accrued liabilities		(12,293)

Net assets acquired		86,369
Less: cash acquired		(23,316)

Net purchase price		$63,053

The purchase price set forth in the table above was based on the fair value of the tangible and intangible assets acquired and liabilities assumed as of March 12, 2009. The Company used an overall discount rate of 16% to

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	The fair value of the existing technology assets acquired was established based on their highest and best used by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value. As of the acquisition date, Scopus was developing new versions and incremental improvements to its IRD, encoder and IVG products;

•	The in-process projects were at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, the Company estimated the value of the patents/core technology based on the profits saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach; and

•	The fair value of backlog acquired was established based on the “Cost Savings Approach.”

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life between three years and five years;

•	In-process technology is being amortized upon completion over its projected remaining useful life as assessed on the completion date. Three of the in-process projects were completed in the fourth quarter of 2009 and the remaining three projects were completed in the first quarter of 2010. The completed technology is estimated to have useful lives between three and six years;

•	Patents/core technology are being amortized over their useful life of four years;

•	Customer contracts and related relationships are being amortized over their useful life of between four years and five years;

•	Trade name/trademarks are being amortized over their estimated useful lives of five years;

•	Maintenance agreements and related relationships are being amortized over their useful life of four years; and

•	Order backlog was amortized over its estimated useful life of six months.

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

For the period from March 12, 2009 to December 31, 2009, Scopus products contributed revenues of $19.3 million and a net operating loss of $22.5 million.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2007, Harmonic completed its acquisition of Rhozet Corporation. The purchase price was approximately $15.5 million, including approximately $2.8 million of cash, which was paid in the first quarter of 2008 approximately $2.3 million of the total merger consideration, consisting of cash and shares of Harmonic common stock, was held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders pursuant to the terms of the purchase agreement. All holdback amounts were released during 2009.

In December 2006, Harmonic completed its acquisition of Entone Technologies, Inc. for a total purchase consideration of $48.9 million. Under the terms of the purchase agreement, Entone spun off its consumer premises equipment, or CPE, business into a separate private company prior to the closing of the merger. As part of the terms of the purchase agreement, Harmonic purchased a convertible note with a face amount of $2.5 million in the new spun off private company in July 2007. The convertible note was sold to a third party for approximately $2.6 million during 2008.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the year ended December 31, 2008 summarizes the combined results of operations as if the Scopus acquisition had been completed on January 1, 2008. The unaudited pro forma financial information for the year ended December 31, 2008 combines the results for Harmonic for the year ended December 31, 2008 and the historical results of Scopus for the year ended December 31, 2008.

The unaudited pro forma financial information presented below for the year ended December 31, 2009 summarizes the combined results of operations as if the Scopus and Omneon acquisitions had been completed on January 1, 2009. The unaudited pro forma financial information for the year ended December 31, 2009 combines the results for Harmonic for the year ended December 31, 2009, the historical results of Omneon for the year ended December 31, 2009 and the historical results of Scopus through March 12, 2009, the date of acquisition.

The unaudited pro forma financial information presented below for the year ended December 31, 2010 summarizes the combined results of operations as if the Omneon acquisition had been completed on January 1, 2010. The unaudited pro forma financial information for the year ended December 31, 2010 combines the results for Harmonic for the year ended December 31, 2010 and the historical results of Omneon through September 15, 2010, the date of acquisition.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such dates or of results which may occur in the future.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net revenue	$506,904	$428,885	$439,345
Net income (loss)	(17,619)	(37,253)	44,654
Net income (loss) per share — basic	(0.16)	(0.34)	0.47
Net income (loss) per share — diluted	(0.16)	(0.34)	0.47

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4:	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The following is a summary of goodwill and identified intangible assets as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Identified intangibles:
Existing and core technology	$127,146	$(60,453)	$66,693	$64,864	$(48,013)	$16,851
In-process technology	9,000	—	9,000	600	—	600
Customer contracts and related relationships	67,098	(36,117)	30,981	37,900	(33,541)	4,359
Trademarks and tradenames	11,361	(6,060)	5,301	7,369	(5,136)	2,233
Supply agreements	3,414	(3,414)	—	3,427	(3,427)	—
Maintenance agreements and related relationships	7,100	(1,008)	6,092	1,600	(405)	1,195
Software license, intellectual property and assembled workforce	309	(306)	3	309	(282)	27
Order backlog	2,800	(2,800)	—	2,000	(2,000)	—

Subtotal of identified intangibles	228,228	(110,158)	118,070	118,069	(92,804)	25,265
Goodwill	211,878	—	211,878	63,953	—	63,953

Total goodwill and other intangibles	$440,106	$(110,158)	$329,948	$182,022	$(92,804)	$89,218

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$63,953	$41,674
Acquisition of Scopus	—	22,061
Adjustment to deferred tax liability associated with the acquisition of Scopus	786	—
Acquisition of Omneon	147,208	—
Foreign currency translation adjustment	(69)	218

Balance at end of period	$211,878	$63,953

Historically, there have been no impairment charges recorded to goodwill.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded a total of $17.4 million, $11.9 million and $6.3 million of amortization expense for identified intangibles, respectively, of which

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12.5 million, $8.0 million and $5.5 million, was included in cost of revenue, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

Year Ending December 31,	Cost of Revenue	Operating Expenses	Total
	(In thousands)

2011	$21,596	$8,907	$30,503
2012	20,504	8,715	29,219
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	620	5,783	6,403
Thereafter	—	4,097	4,097

Total	$75,697	$42,373	$118,070

NOTE 5:	FAIR VALUE

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the years ended December 31, 2010 and 2009, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)

DECEMBER 31, 2010
Money market funds	$68,081	$—	$—	$68,081
Corporate bonds	—	11,907	—	11,907
State, municipal and local government agencies bonds	—	11,931	—	11,931

Total	$68,081	$23,838	$—	$91,919

DECEMBER 31, 2009
Money market funds	$114,898	$—	$—	$114,898
Corporate bonds	—	35,707	—	35,707
U.S. federal government bonds	—	46,536	—	46,536
State, municipal and local government agencies bonds	—	30,381	—	30,381
Other debt securities	—	5,969	—	5,969

Total	$114,898	$118,593	$—	$233,491

At December 31, 2010 and 2009, maturities of short-term investments are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Short-term investments:
Less than one year	$21,174	$84,771
Due in 1 - 2 years	2,664	27,821
Due in 3 - 30 years	—	6,001

Total short-term investments	$23,838	$118,593

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale securities at December 31, 2010 and 2009:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2010
Corporate bonds	$11,894	$20	$(7)	$11,907
State, municipal and local government agencies bonds	11,915	20	(4)	11,931

Total	$23,809	$40	$(11)	$23,838

December 31, 2009
Corporate bonds	$35,655	$74	$(22)	$35,707
U.S. federal, state, municipal and local government agencies bonds	76,712	214	(9)	76,917
Other debt securities	5,744	234	(9)	5,969

Total	$118,111	$522	$(40)	$118,593

In the event the Company needs or desires to access funds from the short-term investments that it holds, it is possible that the Company may not be able to do so due to market conditions. If a buyer is found but is unwilling to purchase the investments at par or the Company’s cost, it may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require the Company to adjust the carrying value of these investments through an impairment charge. The Company’s inability to sell all or some of the Company’s short-term investments at par or the Company’s cost, or rating downgrades of issuers of these securities, could adversely affect the Company’s results of operations or financial condition.

For the years ended December 31, 2010, 2009 and 2008, realized gains and realized losses from the sale of investments were not material.

Impairment of Investments

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of December 31, 2010.

As of December 31, 2010, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:	ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS AND DISCOUNTS

	December 31,
	2010	2009
	(In thousands)

Accounts receivable	$107,549	$70,001
Less: allowance for doubtful accounts, returns and discounts	5,897	5,163

	$101,652	$64,838

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation of collectability is based on the Company’s review of credit profiles of customers’, contractual terms and conditions, current economic trends and historical payment experience.

The following is a summary of activity in allowances for doubtful accounts, returns and discounts for the years ended December 31, 2010, 2009 and 2008:

	Balance at			Deductions	Balance at
	Beginning of	Charges to	Charges to	From	End of
Year Ended December 31,	Period	Revenue	Expense	Reserves	Period
	(In thousands)

2010	$5,163	$3,109	$1,056	$(3,431)	$5,897
2009	8,697	4,794	266	(8,594)	5,163
2008	8,194	7,615	1,497	(8,609)	8,697

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	BALANCE SHEET

	Year Ended December 31,
	2010	2009
	(In thousands)

Inventories:
Raw materials	$10,378	$8,633
Work-in-process	2,324	3,072
Finished goods	45,363	23,361

	$58,065	$35,066

Property and equipment:
Building (see Note 8)	$—	$7,063
Furniture and fixtures	9,110	6,423
Machinery and equipment	90,649	70,983
Leasehold improvements	5,625	28,645

	105,384	113,114
Less: accumulated depreciation and amortization	(65,559)	(87,173)

	$39,825	$25,941

Accrued liabilities:
Accrued compensation	$9,848	$9,790
Accrued excess facilities costs — current	1,767	5,274
Accrued warranty	4,811	4,186
Accrued incentive compensation	11,512	3,539
Other	23,345	14,795

	$51,283	$37,584

NOTE 8:	FINANCING LIABILITY FOR CONSTRUCTION IN PROGRESS

The lease for the buildings at the Company’s Sunnyvale location ended in September 2010. In December 2009, the Company entered into a lease for a building in San Jose, California, which was intended to become the Company’s new headquarters. In January 2010, the Company began a build-out of this facility and during the construction incurred approximately $18.9 million in structural leasehold improvements. Under the terms of the lease, the landlord reimbursed $18.8 million of the construction costs. Because certain improvements constructed by the Company were considered structural in nature and the Company was responsible for any cost overruns, the Company was considered to be the owner of the construction project for accounting purposes under applicable accounting guidance on the effect of lessee involvement in asset construction.

As a result, in December 2009 the Company capitalized the fair value of the building of $6.9 million with a corresponding credit to financing liability. The fair value was determined as of December 31, 2009 using a combination of the revenue comparison approach and the income capitalization approach. During the year ended December 31, 2010, the liability increased by $18.9 million due to additional structural leasehold improvements, by $0.2 million due to land lease expense and by $0.2 million due to capitalized interest expense.

Construction was completed in September 2010 at which time the Company relocated to the new building. Upon completion of construction in September 2010, the Company assessed and concluded that it qualified for sale-leaseback accounting under applicable accounting guidance since the Company has no form of continuing

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involvement other than the leaseback. In connection with the sale-leaseback of the building the Company removed from its books the carrying value of the building, the structural leasehold improvements and the financing liability.

NOTE 9:	RESTRUCTURING AND EXCESS FACILITIES

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

In 2008, the Company recorded charges in selling, general and administrative expenses for excess facilities of $1.2 million from a revised estimate of expected sublease income of a Sunnyvale building and $0.2 million from a revised estimate of expected sublease income of two buildings in the United Kingdom. The Sunnyvale lease terminated in September 2010 and the United Kingdom lease terminated in October 2010.

In the first quarter of 2009, the Company recorded a total of $7.4 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of revenue, consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the first quarter of 2009.

In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million related to the closure of the Scopus New Jersey office. In addition, a charge of $0.5 million was recorded in selling, general and administrative expenses related to severance expenses for terminated Scopus employees and a charge totaling $0.5 million was recorded in cost of revenue and operating expenses related to severance expenses for other terminated employees. Substantially all of the severance was paid during the year ended December 31, 2009.

In the fourth quarter of 2010, the Company recorded an excess facilities charge of $3.0 million in selling, general and administrative expenses related to the closure of the Omneon headquarters in Sunnyvale, California. The charge is based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013.

Harmonic reassesses this liability quarterly and adjusts as necessary based on changes in the timing and amounts of expected sublease rental income.

The following table summarizes the activities in the restructuring accrual during the years ended December 31, 2010, 2009 and 2008:

	Excess	Campus	BTL	Scopus
	Facilities	Consolidation	Closure	Facilities	Total
	(In thousands)

Balance at December 31, 2007	$11,150	$4,493	$370	$—	$16,013
Provisions	—	1,544	294	—	1,838
Cash payments, net of sublease income	(3,954)	(2,177)	(344)	—	(6,475)

Balance at December 31, 2008	7,196	3,860	320	—	11,376
Provisions	—	101	42	352	495
Cash payments, net of sublease income	(4,079)	(2,246)	(86)	(128)	(6,539)

Balance at December 31, 2009	3,117	1,715	276	224	5,332
Provisions (Recoveries)	3,061	(2)	(71)	3	2,991
Cash payments, net of sublease income	(3,316)	(1,713)	(205)	(169)	(5,403)

Balance at December 31, 2010	$2,862	$—	$—	$58	$2,920

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, accrued excess facilities totaled $2.9 million, net of estimated expected sublease income, of which $1.8 million was included in current accrued liabilities and $1.1 million was included in other non-current liabilities. These amounts are expected to be substantially paid by June 2013. At December 31, 2009, accrued excess facilities totaled $5.3 million, net of estimated sublease income, of which $5.2 million was included in current accrued liabilities and $0.1 million was included in other non-current liabilities.

NOTE 10:	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. In the years ended December 31, 2010, 2009 and 2008, there were 18,774,438, 13,280,168 and 9,366,359 of potentially dilutive shares, consisting of options, restricted stock units and employee stock purchase plan awards excluded from the net income (loss) per share computations, respectively, because their effect was antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss) (numerator)	$(4,335)	$(24,139)	$63,992
Shares calculation (denominator):
Weighted average shares outstanding — basic	101,487	95,833	94,535
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	—	—	698
Future issued common stock related to acquisitions	—	—	201

Weighted averages shares outstanding — diluted	101,487	95,833	95,434

Net income (loss) per share — basic	$(0.04)	$(0.25)	$0.68

Net income (loss) per share — diluted	$(0.04)	$(0.25)	$0.67

The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2010 and 2009 because potential common shares are only considered when their effect would be dilutive.

NOTE 11:	CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank which provides for borrowings of up to $10.0 million that matures on March 2, 2011. At December 31, 2010, other than standby letters of credit and guarantees (Note 16), there were no amounts outstanding under the line of credit facility and there were no borrowings in the years ended December 31, 2010 or 2009. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. Additionally, Harmonic’s line of credit includes covenants prohibiting the payment of cash dividends. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, or if the Company were to pay cash dividends, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility which include declaring all obligations immediately due and payable. At December 31, 2010, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at December 31, 2010). Borrowings are payable monthly and are not collateralized.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12:	CAPITAL STOCK

Preferred Stock.  Harmonic has 5,000,000 authorized shares of preferred stock. On July 23, 2002, the Company classified 100,000 of these shares as Series A Participating Preferred Stock in connection with the Board’s same day approval and adoption of a stockholder rights plan. Under the plan, Harmonic declared and paid a dividend of one preferred share purchase right for each share of Harmonic common stock held by the Company’s stockholders of record as of the close of business on August 7, 2002. Each preferred share purchase right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, at a price of $25.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. The stockholder rights plan may have the effect of deterring or delaying a change in control of Harmonic.

Stock Issuances.  During the year ended December 31, 2010, the Company issued 14,150,122 shares of common stock as part of the consideration for the purchase of all of the outstanding shares of Omneon. The shares had a fair market value of $95.9 million at the time of issuance.

During the year ended December 31, 2007 Harmonic issued 905,624 shares of common stock as part of the consideration for the purchase of all the outstanding shares of Rhozet. The shares had a fair market value of $8.4 million at the time of issuance. The Company had reserved 200,854 shares of Harmonic common stock for future issuance in connection with the acquisition of Rhozet in July 2007. The shares of Harmonic common stock, were being held back by Harmonic for at least 18 months following the closing of the acquisition to satisfy certain indemnification obligations of Rhozet’s shareholders. These shares were issued in the first quarter of 2009.

NOTE 13:	BENEFIT PLANS

Stock Plans.  Harmonic has reserved an aggregate of 22,828,000 shares of Common Stock for issuance under various employee stock option plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant, and an additional 1/48 per month thereafter. Beginning on February 27, 2006, option grants had a term of seven years. Restricted stock units have no exercise price and generally vest over four years with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award, and either an additional 1/16 per quarter thereafter, or 1/8 semiannually thereafter. In May 2010, Harmonic stockholders approved amendments to the 1995 Stock Plan (the “1995 Plan”) and increased the maximum number of shares of common stock authorized for issuance by an additional 10,600,000 shares, decreased the maximum term of stock options to seven years and changed the share counting provisions to provide that each award with an exercise price below 100% of the fair market value on the grant date (or no exercise price) would decrease the 1995 Plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the 1995 Plan reserve by 1.5 shares for every unit or share forfeited. Previously, restricted stock units granted reduced the number of shares reserved for grant under the plans by two shares for every unit granted. Stock options are granted having exercise prices equal to the fair market value of the stock at the date of grant. Certain awards provide for accelerated vesting if there is a change in control. In the years ended December 31, 2010 and 2009, employees received restricted stock units valued at $18.1 million and $9.7 million, respectively.

Upon acquisition of Omneon in September 2010, the Company assumed substantially all unvested stock options and restricted stock units outstanding as of the date of closing from Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan, resulting in the assumption of stock options to purchase approximately 1,522,000 shares of Harmonic common stock and the assumption of restricted stock units for 1,455,000 shares of Harmonic common stock. The exchange of stock-based compensation awards was treated as a modification under current accounting guidance. The calculation of the fair value of the exchanged awards immediately before and after the modification did not result in any significant incremental fair value. The fair value of Harmonic’s stock options and restricted stock units issued to Omneon employees was $17.3 million, which was determined using the Black-Scholes option pricing model, of which $2.1 million represents purchase consideration and $15.2 million will be recorded as compensation expense over the weighted average service period of 2.5 years.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Option Plans.  In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Plan”), replacing the 1995 Director Option Plan. In June 2006, Harmonic’s stockholders approved an amendment to the Plan and increased the maximum number of shares of common stock authorized for issuance over the term of the Plan by an additional 300,000 shares to 700,000 shares and reduced the term of future options granted under the Plan to seven years. In May 2008, Harmonic stockholders approved amendments to the Plan to, among other things, increase the maximum number of shares of common stock authorized for issuance by an additional 100,000 to 800,000 shares, and to rename the Plan the “2002 Director Stock Plan.” In May 2010, Harmonic stockholders approved amendments to the Plan and increased the maximum number of shares of common stock authorized for issuance by an additional 400,000 shares and changed the share counting provisions to provide that each award of restricted stock units would decrease the 2002 Plan reserve 1.5 shares for every unit granted and any forfeitures of unvested restricted stock units would increase the 2002 Plan reserve by 1.5 shares for every unit forfeited. Harmonic had a total of 752,000 shares of Common Stock reserved for issuance under the Plan as of December 31, 2010. The Plan provides for the grant of non-statutory stock options or restricted stock units to certain non-employee directors of Harmonic. Restricted stock units, or RSUs, have no exercise price and vest either after one year or the vesting date chosen for such award. Previously, restricted stock units granted reduced the number of shares reserved for grant under the Plan by two shares for every unit granted. Stock options are granted at fair market value of the stock at the date of grant for periods not exceeding seven years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the years ended December 31, 2010 and 2009, there were 87,367 and 99,463 units granted to non-employee directors with a grant date fair value of $0.5 million and $0.5 million, respectively.

A summary of share-based award activity is as follows:

Shares
Available
for Grant
(In thousands)

Balance at December 31, 2007	2,051
Shares authorized	7,600
Options granted	(3,013)
Restricted stock units granted	(144)
Options cancelled	818

Balance at December 31, 2008	7,312
Options granted	(825)
Restricted stock units granted	(3,335)
Options cancelled	688
Restricted stock units cancelled	60
Options expired	154

Balance at December 31, 2009	4,054
Shares authorized	11,000
Options granted	(977)
Restricted stock units granted	(4,921)
Options cancelled	683
Restricted stock units cancelled	413
Options expired	197

Balance at December 31, 2010	10,449

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock unit activity under the Plans:

		Weighted
		Average	Aggregate
	RSU’S	Fair Value	Fair
	Outstanding	Per Share	Value(1)
	(In thousands, except per share data)

Balance at December 31, 2007	$—	$—
Restricted stock units granted	72	7.79

Balance at December 31, 2008	72	7.79
Restricted stock units granted	1,667	5.84
Restricted stock units released	(72)	7.79	$371
Restricted stock units cancelled	(30)	6.05

Balance at December 31, 2009	1,637	5.88
Outstanding restricted stock units assumed in acquisition of Omneon	1,455	6.78
Restricted stock units granted	2,821	6.43
Restricted stock units released	(1,176)	5.86	$7,545
Restricted stock units cancelled	(230)	6.07

Balance at December 31, 2010	4,507	$6.49

1.	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the Plans:

		Weighted
		Average
	Stock	Exercise
	Options	Price per
	Outstanding	Option
	(In thousands, except per share data)

Balance at December 31, 2007	9,469	$11.31
Options granted	3,013	8.16
Options exercised	(777)	6.14
Options cancelled	(818)	13.45
Options expired	(89)	28.98

Balance at December 31, 2008	10,798	10.50
Options granted	825	5.70
Options exercised	(115)	4.80
Options cancelled	(688)	10.20
Options expired	(321)	35.44

Balance at December 31, 2009	10,499	9.44
Outstanding options assumed in acquisition of Omneon	1,522	2.25
Options granted	977	6.28
Options exercised	(400)	4.60
Options cancelled	(858)	7.54
Options expired	(720)	33.78

Balance at December 31, 2010	11,020	$6.90

Options vested and exercisable at December 31, 2010	7,827

Options vested and expected-to-vest at December 31, 2010	10,896

The weighted-average fair value of options granted for the years ended December 31, 2010, 2009 and 2008 was $3.09, $2.88 and $3.79 per share, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2010:

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
	December 31,	Contractual Life	Price per	December 31,	Price per
	2010	(In Years)	Option	2010	Option
	(In thousands, except per option data)

Range of Exercise Prices
$0.19 — 4.41	1,679	6.6	$2.42	731	$2.64
$4.45 — 5.86	1,585	4.4	5.63	1,044	5.62
$5.87 — 6.76	1,642	4.0	6.17	919	5.97
$6.91 — 7.63	168	4.3	7.40	103	7.38
$7.67 — 8.17	2,337	4.2	8.16	1,612	8.16
$8.20 — 8.59	1,583	3.3	8.23	1,441	8.23
$8.65 — 16.73	2,026	1.7	9.65	1,977	9.65

	11,020	4.0	$6.90	7,827	$7.43

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2010 was 3.1 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at December 31, 2010 was 3.9 years. The weighted-average remaining contractual life of all vested and expected-to-vest restricted stock units at December 31, 2010 was 1.4 years.

Aggregate intrinsic value of options exercisable at December 31, 2010 was $11.1 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $20.2 million at December 31, 2010. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $8.57 as of December 31, 2010, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $1.0 million, $0.2 million and $2.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The total realized tax benefit attributable to stock options exercised during the period in jurisdictions where this expense is deductible for tax purposes was $0.3 million in the year ended December 31, 2010. There was no such realized tax benefit in the years ended December 31, 2009 or 2008.

Employee Stock Purchase Plan.  In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent stockholder-approved amendments, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. In addition, in June 2006, the Company’s stockholders approved an amendment to the 2002 Purchase Plan to reduce the term of future offering periods to six months which became effective for the offering period beginning January 1, 2007. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the years ended December 31, 2010, 2009 and 2008, the number of shares of stock issued under the purchase plans was 864,800, 705,206 and 468,545 at weighted average prices of $4.90, $5.24 and $7.88, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the purchase plans during the years ended December 31, 2010, 2009 and 2008 was $1.70, $2.19 and $2.86, respectively. At December 31, 2010, a total of 1,775,073 shares were reserved for future issuances under the 2002 Purchase Plan.

Retirement/Savings Plan.  Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Employer contributions totaled $0.3 million in the year ended December 31, 2008. The employer contribution was suspended during the first quarter of 2009.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

The following table summarizes stock-based compensation costs in our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Employee stock-based compensation in:
Cost of revenue	$2,197	$1,517	$1,137

Research and development expense	5,013	3,846	2,845
Selling, general and administrative expense	8,329	5,215	3,824

Total employee stock-based compensation in operating expense	13,342	9,061	6,669

Total employee stock-based compensation	15,539	10,578	7,806
Amount capitalized in inventory	10	19	5

Total stock-based compensation	$15,549	$10,597	$7,811

As of December 31, 2010, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $35.7 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2010	2009	2007	2010	2009	2008

Expected life (in years)	4.75	4.75	4.75	0.5	0.5	0.5
Volatility	56%	60%	51%	46%	76%	46%
Risk-free interest rate	2.4%	1.7%	3.1%	0.4%	0.5%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The expected term for stock options and the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

We use the Company’s historical volatility for a period equivalent to the expected term of the options and the 2002 Purchase Plan offering period to estimate the expected volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options and employee stock purchase plan awards. The dividend yield assumption is based on our history and expectation of dividend payouts.

NOTE 14:	INCOME TAXES

Income (loss) before provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$66,036	$9,749	$130,806
International	(60,597)	(19,484)	(84,837)

	$5,439	$(9,735)	$45,969

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
United States	$9,760	$2,107	$37,483
International	755	471	353
Deferred:
United States	499	11,261	(54,993)
International	(1,240)	565	(866)

	$9,774	$14,404	$(18,023)

Harmonic’s provision for (benefit from) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the income (loss) before income taxes as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Provision for (benefit from) income taxes at U.S. Federal statutory rate	$1,904	$(3,407)	$16,089
State taxes	(469)	(1,661)	2,168
Differential in rates on foreign earnings	(1,842)	(1,768)	(1,859)
Losses for which no benefit is taken	6,880	8,980	(15,306)
Change in valuation allowance	(450)	8,150	(53,450)
Change in liabilities for uncertain tax positions	1,261	2,390	32,646
Non-deductible stock-based compensation	1,940	1,811	1,170
Research credits	(1,404)	(1,163)	—
Non-deductible acquisition related expenses	1,289	—	—
Other	665	1,072	519

	$9,774	$14,404	$(18,023)

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) comprise the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Deferred tax assets:
Reserves and accruals	$33,741	$19,876	$29,395
Net operating loss carryovers	27,431	21,925	5,317
Depreciation and amortization	(3,320)	7,440	8,189
Research and development credit carryovers	12,136	14,930	12,775
Deferred stock-based compensation	6,063	4,703	3,309
Other tax credits	2,813	3,883	4,658
Other	(1,066)	292	2.384

Total deferred tax assets	77,798	73,049	66,027
Valuation allowance	(26,557)	(18,025)	(1,904)

Net deferred tax assets	51,241	55,024	64,123
Deferred tax liabilities:
Intangibles	(26,172)	(7,331)	(4,604)

Net deferred tax assets	$25,069	$47,693	$59,519

The following table summarizes the activity related to the Company’s valuation allowance:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$18,025	$1,904	$112,330
Additions	8,532	16,121	—
Deductions	—	—	(110,426)

Balance at end of period	$26,557	$18,025	$1,904

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Balance at beginning of period	$47.0	$46.5	$12.1
Increases related to tax positions	7.8	1.7	34.9
Expiration of the statute of limitations for the assessment of taxes and release of other tax contingencies	(6.4)	(1.2)	(0.5)

Balance at end of period	$48.4	$47.0	$46.5

The total amount of unrecognized tax benefits that would impact the effective tax rate is approximately $48.4 million at December 31, 2010. We also accrued potential interest of $1.9 million, related to these unrecognized tax benefits during 2010, and in total, as of December 31, 2010, the Company had recorded liabilities for potential penalties and interest of $0.7 million and $4.3 million, respectively. In 2010, the Company reversed $2.3 million of liability due to the expiration of the statute of limitations. During the years ended December 31, 2008 and 2009, we accrued potential interest of $0.8 million and $1.6 million, with no potential penalties in either year, and reversed $0.5 million and $1.2 million of liabilities due to the expiration of the statute of

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations, respectively. The Company anticipates a decrease of $3.4 million in unrecognized tax benefits due to expiration of the statute of limitations within the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2004 through 2010 tax years generally remain subject to examination by their respective tax authorities. The Company has been notified that the U.S. Internal Revenue Service will be auditing the 2008 and 2009 tax years.

The Company anticipates the unrecognized tax benefits may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable and partially offset against deferred tax assets, if recognized, would reduce the annual income provision.

Pursuant to applicable accounting guidance on accounting for income taxes, the Company is required to periodically review the Company’s deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In 2008, the Company released $110.4 million of the valuation allowance against all of the Company’s U.S. and certain foreign net deferred tax assets, of which $3.3 million was accounted for as a reduction to goodwill related to the Entone acquisition. The Company evaluated the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As such, the Company determined that a valuation allowance was no longer necessary because, based on the available evidence, the Company concluded that realization of these net deferred tax assets was more likely than not. In the event that, in the future, the Company determines that a valuation allowance is necessary with respect to the Company’s U.S. and certain foreign deferred tax assets, the Company would incur a charge equal to the amount of the valuation allowance in the period in which the Company made such determination, and this could have a material and adverse impact on the Company’s results of operations for such period. As of December 31, 2010, the Company had a valuation allowance of $26.6 million, which primarily relates to foreign net operating losses, and a portion of the California tax credits. More specifically, new California tax legislation enacted on February 20, 2009 provides for the election of a single sales apportionment formula beginning in 2011. The Company anticipates it will elect the single sales apportionment method. The use of this apportionment method reduces the amount of expected future state taxable income which required the Company to record a valuation allowance against a portion of its California tax credits.

As of December 31, 2010, the Company had $72.1 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2016 for state tax purposes. As of December 31, 2010 the Company had foreign net operating loss carryforwards of $109.0 million which do not expire. As of December 31, 2010, the portion of state net operating loss carryforwards which relates to stock option deductions is approximately $9.0 million. The Company is tracking the portion of the Company’s deferred tax assets attributable to stock option benefits in a separate memo account pursuant to applicable accounting guidance. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to applicable accounting guidance, the stock option benefits will only be recorded to equity when they reduce cash taxes payable.

As of December 31, 2010, the Company had federal and state tax credits carryovers of approximately $1.6 million and $19.2 million, respectively, available to offset future taxable income. The federal credits expire beginning in 2029, while the state credits will not expire.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

U.S. income taxes were not provided on approximately $7.8 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2010 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

NOTE 15:	SEGMENT INFORMATION

The Company operates its business in one reportable segment, which is the design, manufacture and sale of video infrastructure solutions, spanning content production to multi-screen video delivery. Harmonic’s products enable customers to create, prepare and deliver video services over broadcast, cable, Internet, mobile, satellite and networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer. The acquisition of Omneon resulted in an additional product line, production and playout, but did not impact our reportable segments.

The Company’s revenue by product type is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Video processing products	$202,898	$162,654	$165,885
Production and playout products	32,579	—	—
Edge and access products	135,306	117,355	165,246
Service and support	52,561	39,557	33,832

	$423,344	$319,566	$364,963

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenue:
United States	$209,583	$162,023	$205,162
International	213,761	157,543	159,801

	$423,344	$319,566	$364,963

	December 31,
	2010	2009
	(In thousands)

Property and equipment, net:
United States	$32,104	$18,015
International	7,721	7,926

	$39,825	$25,941

Major Customers.  To date, a majority of Harmonic’s net revenue has been derived from relatively few customers, and Harmonic expects this customer concentration to continue in the foreseeable future. In the years ended December 31, 2010 and 2009, sales to Comcast accounted for 17% and 16% of net revenue, respectively. In 2008, sales to Comcast and EchoStar accounted for 20% and 12% of net revenue, respectively.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$4,186	$5,361
Acquired warranty obligation from Scopus acquisition	—	2,379
Acquired warranty obligation from Omneon acquisition	949	—
Accrual for current period warranties	4,898	991
Warranty costs incurred	(5,222)	(4,545)

Balance at end of period	$4,811	$4,186

Standby Letters of Credit.  As of December 31, 2010, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.6 million.

Indemnification.  Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2010.

Guarantees.  At December 31, 2010 and 2009, Harmonic had no other guarantees outstanding.

NOTE 17:	COMMITMENTS AND CONTINGENCIES

Commitments — Leases.  Harmonic leases its facilities under noncancelable operating leases which expire at various dates through December 2020. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2013. Total lease payments related to these operating leases were $13.3 million, $14.4 million and $14.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2010, are as follows:

Year Ending December 31,	(In thousands)

2011	$4,761
2012	5,351
2013	6,720
2014	5,759
2015	6,113
Thereafter	30,485

Total	$59,189

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, $4.5 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 9 “Restructuring and Excess Facilities.”

Commitments — Royalties.  Harmonic has licensed certain technologies from various companies and incorporates this technology into its own products and is required to pay royalties usually based on shipment of products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2010, 2009 and 2008 royalty expenses were $3.3 million, $2.6 million and $2.4 million, respectively.

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

NOTE 18:	LEGAL PROCEEDINGS

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Harmonic believes Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, Harmonic has not recorded a provision for this claim.

In April 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint seeks injunctive relief and damages. Harmonic was served with the complaint in August 2010 and filed its answer in September 2010. At this time, we cannot predict the outcome of this matter, with certainty. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010 based on management’s determination of our probable and estimable exposure in the matter. An unfavorable outcome of this matter, at a level materially above such charge, could adversely affect our operating results, financial position and cash flows.

In May 2003, a derivative action, purporting to be on our behalf, was filed in the Superior Court for the County of Santa Clara against certain current and former officers and directors. The derivative action alleged facts similar to those alleged in the securities class action filed against Harmonic in 2000 and settled in 2008. The securities class action alleged that, by making false or misleading statements regarding Harmonic’s prospects and customers and its acquisition of C-Cube, certain defendants violated Sections 10(b) and 20(a) of the Exchange Act. The complaint in the securities class action litigation also alleged that certain defendants violated Section 14(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act, by filing a false or misleading registration statement, prospectus, and joint proxy in connection with the C-Cube acquisition. In March 2009, the Court hearing the derivative action granted final approval of a settlement in connection with the matter. The settlement released Harmonic’s officers and directors from all claims brought in the derivative lawsuit, and the Company paid $0.6 million to cover the plaintiff’s attorneys’ fees.

In July 2003, Stanford University and Litton Systems filed a complaint in U.S. District Court for the Central District of California, alleging that optical fiber amplifiers incorporated into certain of Harmonic’s products infringe U.S. Patent No. 4859016. This patent expired in September 2003. The complaint sought injunctive relief, royalties and damages. In August 2007, the District Court granted our motion to dismiss. The plaintiffs appealed this motion and, in June 2008, the U.S. Court of Appeals for the Federal Circuit issued a decision which vacated the District Court’s decision and remanded for further proceedings. At a scheduling conference in September 2008, the judge ordered the parties to mediation. Following the mediation sessions, Harmonic and Litton entered into a settlement agreement in January 2009. The settlement agreement provides that, in exchange for a one-time lump

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sum payment from Harmonic to Litton of $5 million, Litton (i) will not bring suit against Harmonic, any of its affiliates, customers, vendors, representatives, distributors, or its contract manufacturers for any liability for making, using, offering for sale, importing, and/or selling any Harmonic products that may have incorporated technology that was alleged to have infringed on one or more of the relevant patents, and (ii) released Harmonic from any liability for making, using or selling any Harmonic products that may have infringed on such patents. The Company recorded a provision of $5.0 million in its selling, general and administrative expenses for the year ended December 31, 2008. Harmonic paid the settlement amount in January 2009.

An unfavorable outcome on the above referenced or any other litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the above referenced or other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telco industry have extensive patent portfolios. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or the Company’s customers. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions and claims cannot be predicted with certainty.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm, are included on pages 66 and 69, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2011 Proxy Statement and is incorporated herein by reference.

Harmonic has adopted a Code of Business Conduct and Ethics for Senior Operational and Financial Leadership (the “Code”), which applies to its Chief Executive Officer, its Chief Financial Officer, its Corporate Controller and other senior operational and financial management. The Code is available on the Company’s website at www.harmonicinc.com.

Harmonic intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address specified above, and, to the extent required by the listing standards of the NASDAQ Global Select Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.  See Index to Consolidated Financial Statements in Item 8 on page 59 of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 1, 2011.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President & Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ CAROLYN V. AVER (Carolyn V. Aver)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ LEWIS SOLOMON (Lewis Solomon)	Chairman	March 1, 2011

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	March 1, 2011

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Director	March 1, 2011

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	March 1, 2011

/s/ ANTHONY J. LEY (Anthony J. Ley)	Director	March 1, 2011

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	March 1, 2011

/s/ DAVID VAN VALKENBURG (David Van Valkenburg)	Director	March 1, 2011

EXHIBIT INDEX

The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit
Number

2	.1 (iii)	Agreement and Plan of Merger and Reorganization among C-Cube Microsystems, Inc. and Harmonic Inc. dated October 27, 1999
3	.1(vi)	Certificate of Incorporation of Harmonic Inc., as amended
3	.2 (xxii)	Amended and Restated Bylaws of Harmonic Inc.
4	.1(i)	Form of Common Stock Certificate
4	.2 (vii)	Preferred Stock Rights Agreement, dated July 24, 2002, between Harmonic Inc. and Mellon Investor Services LLC
4	.3 (vii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.
4	.4(i)	Registration and Participation Rights and Modification Agreement, dated as of July 22, 1994, among Harmonic Inc. and certain holders of Registrant’s Common Stock
10	.1(i)*	Form of Indemnification Agreement
10	.2 (xxviii)*	1995 Stock Plan, as amended on May 20, 2010
10	.3(i)*	1995 Director Option Plan and form of Director Option Agreement
10	.4(ii)	Business Loan Agreement, Commercial Security Agreement and Promissory Note, dated August 26, 1993, as amended on September 14, 1995, between Harmonic Inc. and Silicon Valley Bank
10	.5 (viii)*	1999 Nonstatutory Stock Option Plan
10	.6(iv)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California
10	.7(iv)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California
10	.8(iv)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California
10	.9(iv)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California
10	.10(iv)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California
10	.11 (xxviii)*	2002 Board Stock Plan, as amended on May 20, 2010
10	.12 (xxvi)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement, as amended on May 21, 2009
10	.13(v)	Supply License and Development Agreement, dated as of October 27, 1999 between C-Cube Microsystems and Harmonic Inc.
10	.14(ix)	First Amendment to Second Amended and Restated Loan and Security Agreement between Harmonic Inc., as Borrower, and Silicon Valley Bank, as Lender, dated as of December 16, 2005
10	.15(x)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006
10	.16(xi)	Agreement and Plan of Merger among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated as of August 21, 2006
10	.17 (xii)	Amendment No. 1 to Agreement and Plan of Merger among Harmonic Inc., Edinburgh Acquisition Corporation, Entone Technologies, Inc., Entone, Inc., Entone Technologies (HK) Limited, Jim Jones, as stockholders’ representative, and U.S. Bank, National Association, as escrow agent, dated November 29, 2006
10	.18 (xix)	Second Amended and Restated Loan and Security Agreement, dated December 17, 2004, between Harmonic Inc. and Silicon Valley Bank
10	.19 (xiii)	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of December 15, 2006, between Harmonic Inc. and Silicon Valley Bank
10	.20 (xiv)	Amendment No. 3 to the Second Amended and Restated Loan and Security Agreement, dated March 15, 2007, between Harmonic Inc. and Silicon Valley Bank

Exhibit
Number

10	.21 (xv)*	Change of Control Severance Agreement between Harmonic Inc. and Charles Bonasera, effective April 24, 2007
10	.22 (xv)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007
10	.23 (xvi)	Agreement and Plan of Merger among Rhozet Corporation, Dusseldorf Acquisition Corporation, Harmonic Inc. and David Trescot, as shareholder representative, dated July 25, 2007
10	.24 (xvii)	Purchase Agreement, dated October 31, 2007 between Harmonic Inc. and Merrill Lynch & Co
10	.25 (xviii)*	Change of Control Severance Agreement, dated October 1, 2007, between Harmonic Inc. and Matthew Aden
10	.26 (xix)	Amendment No. 4 to the Second Amended and Restated Loan and Security Agreement, dated March 12, 2008, between Harmonic Inc. and Silicon Valley Bank
10	.27 (xxiii)	Agreement and Plan of Merger among Harmonic Inc., Sunrise Acquisition Ltd., and Scopus Video Networks Ltd., dated December 22, 2008
10	.28 (xxiv)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement
10	.29 (xxiv)**	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10	.30 (xxiv)**	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10	.31 (xxiv)**	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003
10	.32 (xx)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008
10	.33 (xxi)*	Change of Control Severance Agreement between Harmonic Inc. and Robin N. Dickson, effective June 3, 2008
10	.34 (xxv)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement
10	.35 (xxv)	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated March 4, 2009, between Harmonic Inc. and Silicon Valley Bank
10	.36 (xxvii)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009
10	.37 (xxix)	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated March 4, 2010, between Harmonic Inc. and Silicon Valley Bank
10	.38 (xxx)*	Change of Control Agreement between Harmonic Inc. and Carolyn V. Aver, effective June 1, 2010
10	.39 (xxxi)*	Transition Agreement between Harmonic Inc. and Robin N. Dickson, effective June 15, 2010
10	.40 (xxxii)	Agreement and Plan of Reorganization among Harmonic Inc., Orinda Acquisition Corporation, Orinda Acquisition, LLC, Omneon, Inc. and Shareholder Representative Services, LLC, as Representative, dated May 6, 2010
10	.41 (xxxiii)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)
10	.42 (xxxiii)*	Omneon, Inc. 2008 Equity Incentive Plan
10.43		Lease Agreement between Omneon, Inc. and Headlands Realty Corporation, dated February 22, 2008
21.1		Subsidiaries of Harmonic Inc.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): Condensed Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the Years Ended December 31, 2010, December 31, 2009 and December 31, 2008; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, December 31, 2009 and December 31, 2008, (iv) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, December 31, 2009 and December 31, 2008; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

i	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

ii	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

iii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 1999.

iv	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

v	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 No. 333-33148.

vi	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

vii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

viii	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

ix	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 22, 2005.

x	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

xi	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 25, 2006.

xii	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

xiii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006.

xiv	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 22, 2007.

xv	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

xvi	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

xvii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 2007.

xviii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007.

xix	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2007.

xx	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

xxi	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 6, 2008.

xxii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 10, 2008.

xxiii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.

xxiv	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

xxv	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

xxvi	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 10, 2009.

xxvii	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

xxviii	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated May 28, 2010.

xxix	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated May 12, 2010.

xxx	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 3, 2010.

xxxi	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 18, 2010.

xxxii	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 2010.

xxxiii	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.