Form 10-Q
period 2011-04-01
HARMONIC INC
filed 2011-05-11
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 1, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 25, 2011 was 114,791,066.

PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 5. OTHER INFORMATION
SIGNATURES
EX-10.44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 1, 2011	December 31, 2010
	(In thousands, except par value amounts)
ASSETS

Current assets:
Cash and cash equivalents	$59,672	$96,533
Short-term investments	57,614	23,838
Accounts receivable, net of allowances of $5,387 and $5,897 at April 1, 2011 and December 31, 2010, respectively	111,929	101,652
Inventories	58,817	58,065
Deferred income taxes	39,849	39,849
Prepaid expenses and other current assets	28,218	28,614

Total current assets	356,099	348,551

Property and equipment, net	39,597	39,825
Goodwill	212,214	211,878
Intangibles, net	110,700	118,070
Other assets	1,988	2,062

Total assets	$720,598	$720,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,197	$26,300
Income taxes payable	781	6,791
Deferred revenue	49,815	46,279
Accrued liabilities	39,379	51,283

Total current liabilities	112,172	130,653

Accrued excess facility costs, long-term	1,361	1,153
Income taxes payable, long-term	48,139	48,883
Deferred income taxes, long-term	15,635	14,849
Other non-current liabilities	6,539	4,645

Total liabilities	183,846	200,183

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 114,723 and 112,360 shares issued and outstanding at April 1, 2011 and December 31, 2010, respectively	115	112
Capital in excess of par value	2,413,258	2,397,671
Accumulated deficit	(1,876,352)	(1,876,868)
Accumulated other comprehensive loss	(269)	(712)

Total stockholders’ equity	536,752	520,203

Total liabilities and stockholders’ equity	$720,598	$720,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except per share amounts)
Product revenue	$115,867	$74,434
Service revenue	16,968	10,388

Net revenue	132,835	84,822

Product cost of revenue	64,751	41,010
Service cost of revenue	6,229	3,006

Total cost of revenue	70,980	44,016

Gross profit	61,855	40,806

Operating expenses:
Research and development	26,149	16,966
Selling, general and administrative	33,564	20,845
Amortization of intangibles	2,229	534

Total operating expenses	61,942	38,345

Income (loss) from operations	(87)	2,461

Interest income, net	92	384
Other expense, net	(107)	(371)

Income (loss) before income taxes	(102)	2,474

Benefit from income taxes	(618)	(2,845)

Net income	$516	$5,319

Net income per share:
Basic	$0.00	$0.06

Diluted	$0.00	$0.05

Weighted average shares:
Basic	113,836	96,684

Diluted	116,109	97,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$516	$5,319
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	7,371	2,616
Depreciation	3,403	2,333
Stock-based compensation	6,002	3,243
Net loss on disposal of fixed assets	61	19
Deferred income taxes	76	(1,422)
Other non-cash adjustments, net	121	567
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,277)	(5,204)
Inventories	(732)	(4,512)
Prepaid expenses and other assets	998	(1,101)
Accounts payable	(3,616)	(3,356)
Deferred revenue	4,430	6,445
Income taxes payable	(6,748)	(1,616)
Accrued excess facility costs	46	(1,697)
Accrued and other liabilities	(9,334)	(4,613)

Net cash used in operating activities	(7,683)	(2,979)

Cash flows from investing activities:
Purchases of investments	(41,813)	(35,367)
Proceeds from maturities of investments	6,873	41,292
Proceeds from sales of investments	1,026	—
Acquisition of property and equipment	(4,957)	(1,153)

Net cash provided by (used in) investing activities	(38,871)	4,772

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,570	1,736

Net cash provided by financing activities	9,570	1,736

Effect of exchange rate changes on cash and cash equivalents	123	(46)

Net increase (decrease) in cash and cash equivalents	(36,861)	3,483
Cash and cash equivalents at beginning of period	96,533	152,477

Cash and cash equivalents at end of period	$59,672	$155,960

Supplemental disclosures of cash flow information:
Income tax payments, net	$4,368	$191
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2011 (“2010 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2011, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).
Use of Estimates. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Significant Accounting Policies. The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements included in its 2010 Form 10-K. With the exception of revenue recognition discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements, during the three months ended April 1, 2011, that are of significance or potential significance to the Company.
Revenue Recognition. Harmonic’s principal sources of revenue are from hardware products, software products, solution sales, services, and hardware and software maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.
Revenue from product sales, excluding the revenue generated from service-related solutions, which are discussed below, is recognized when risk of loss and title have transferred, which is generally upon shipment or delivery, or once all applicable criteria have been met. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.
In October 2009, the Financial Accounting Standards Board (FASB) amended US GAAP accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. US GAAP accounting standards for multiple deliverable revenue arrangements were also amended to:
•	provide updated guidance on how deliverables in a multiple element arrangement should be separated and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using the best estimate of selling price (BESP) if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence of selling price (TPE); and
•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
Harmonic elected to adopt this accounting guidance prospectively, beginning with the quarter ended April 1, 2011, for applicable transactions originating or materially modified after December 31, 2010. Certain of Harmonic’s hardware products contain software components that function together to provide the essential functionality of the product. Therefore, such product sales are removed from the industry-specific software revenue recognition guidance and, instead, are governed by the new amended standards.
For product sales subject to the amended guidance, the Company allocates the arrangement consideration to each unit of accounting on the basis of their relative selling price (the “relative selling price method”). When applying the relative selling price method, the company first considers VSOE of the selling price, if it exists; otherwise TPE of the selling price. If neither VSOE nor TPE exists for a deliverable, the Company uses BESP for that deliverable.
Harmonic has established VSOE for certain elements of its arrangements based on either historical stand-alone sales to third parties or substantive renewal rates for maintenance. The Company has VSOE of fair value for maintenance, training and certain professional services.
TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for their products or services. Generally, the Company’s go-to-market strategy differs from that of their peers and the Company’s offerings contain a significant level of differentiation, such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.
When the Company is unable to establish fair value of non-software deliverables using VSOE or TPE, the Company uses BESP in their allocation of arrangement consideration. The objective of using BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors, including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with Company’s management, taking into consideration the Company’s go-to-market strategy.
The Company regularly reviews BESP and maintains internal controls over establishing and updating these estimates. There has been no material impact during the quarter, and the Company does not anticipate a material impact in the near term, from changes in BESP. However, the Company may modify pricing practices in the future, which could result in changes in selling prices, including BESP. Accordingly, the impact on future revenue recognition for multiple deliverable arrangements could differ materially from the results in the current period.
Total revenue, as reported, and pro forma total revenue that would have been reported for the fiscal quarter ended April 1, 2011 if the transactions entered into after January 1, 2011 had been subject to previous accounting guidance, are shown in the following table:

	Three months ended April 1, 2011
	As Reported	Pro Forma
	(In thousands)
Net revenue	$132,835	$131,669
The impact of the revised accounting guidance on net revenue during the fiscal quarter ended April 1, 2011 was attributable to the ability to assign a relative selling price to undelivered elements, which previously required VSOE (such as undelivered firmware updates on hardware products), and the reallocation of consideration to revenue deliverables.
Sales of stand-alone software that are not considered essential to the functionality of the hardware continue to be subject to the industry-specific software revenue recognition guidance. The Company uses the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or substantive renewal rates for maintenance.
Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for in accordance with applicable guidance on accounting for performance of construction/production contracts. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation to determine whether the arrangement should be accounted for under guidance for construction/production contracts or, alternatively, for arrangements that do not involve significant production, modification or customization, under other applicable accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described above and such arrangements represent a significant part of the operations of the Company.
At the outset of each arrangement accounted for as a single arrangement, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and, accordingly, utilizes percentage-of-completion accounting for most arrangements that are determined to be single arrangements. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.
Maintenance services are recognized straight-line over the maintenance term, which is typically one year. The unrecognized revenue portion of maintenance agreements billed is recorded as deferred revenue. The costs associated with services are recognized as incurred.
Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of revenue, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.
Revenue from distributors and system integrators is recognized on delivery, provided all other revenue recognition criteria have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.
Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the Company’s Consolidated Statements of Operations.
NOTE 2: OMNEON ACQUISITION
Omneon
On September 15, 2010, Harmonic completed the acquisition of 100% of the equity interests of Omneon, Inc., a privately-held company organized under the laws of Delaware and headquartered in Sunnyvale, California. Omneon develops and supports a range of video servers, active storage systems and related software applications that media companies use to simultaneously ingest, process, store, manage and deliver digital media in a wide range of formats. When used for television production and on-air operations, the products are designed to provide continuous real-time record and playback capabilities, as well as file-based access to, and delivery of, digital media content. Omneon’s products include Spectrum video servers, MediaGrid active storage systems, Media Application servers and other software applications that were initially designed for, and have been deployed mostly by, broadcasters that use Omneon’s products for the production and transmission of television content.
The acquisition of Omneon was intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers who produce and distribute digital video content, such as broadcasters, cable channels and other major owners of content. The acquisition was also intended to broaden Harmonic’s technology and product lines with digital storage and playout solutions that complement Harmonic’s existing video processing products. In addition, the acquisition provided an assembled workforce and the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Omneon’s net tangible and intangible assets acquired, resulting in goodwill of approximately $147.5 million that was recorded in connection with this acquisition.
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
The assets and liabilities of Omneon were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under prior accounting guidance. There are no contingent consideration arrangements in connection with the acquisition.
The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from September 15, 2010, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$40,485
Accounts receivable (Gross amount due from accounts receivable of $17,760)	17,055
Inventory	11,010
Fixed assets	12,391
Deferred income tax assets	17,250
Other tangible assets acquired	3,294
Intangible assets:
Existing technology	$50,800
In-process technology	9,000
Patents/core technology	9,800
Customer contracts and related relationships	29,200
Trademarks and tradenames	4,000
Maintenance agreements and related relationships	5,500
Order backlog	800

109,100
Goodwill	147,452

Total assets acquired	358,037

Accounts payable	(6,829)
Deferred revenue	(6,399)
Deferred income tax liabilities	(41,804)
Other accrued liabilities	(11,203)

Net assets acquired	291,802
Less: cash acquired	(40,485)

Net purchase price	$251,317

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of September 15, 2010. The Company used an overall discount rate of 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Omneon’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value;
•	As of the acquisition date, Omneon was developing new versions and incremental improvements to its 3G MediaPort product, which was expected to be used in the Spectrum product line, once completed. The in-process project was at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;
•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimated the value of the patents/core technology by capitalizing the profits expected to be saved because Harmonic owns the technology;
•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;
•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method;
•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach; and
•	The fair value of backlog acquired was established based on the Income Approach.
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is estimated to have a useful life of four years;
•	In-process technology is being amortized upon completion over its projected remaining useful life, as assessed on the completion date. The completion of the in-process project was in the first quarter of 2011. The completed technology is estimated to have a useful life of four years;
•	Patents/core technology are being amortized over their estimated useful life of four years;
•	Customer contracts and related relationships are being amortized over their estimated useful life of six years;
•	Trade names/trademarks are being amortized over their estimated useful life of four years;
•	Maintenance agreements and related relationships are being amortized over their estimated useful life of six years; and
•	Order backlog was amortized over its estimated useful life of three and one half months.
The existing technology, patents/core technology, customer contracts and related relationships, maintenance agreements and related relationships, trade names/trademarks and backlog are amortized using the straight-line method, which reflects future projected cash flows.
The residual purchase price of $147.5 million has been recorded as goodwill. The goodwill resulting from this acquisition is not deductible for federal tax purposes.

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
Pro Forma Financial Information
The unaudited pro forma financial information presented below for the three months ended April 2, 2010 summarizes the combined results of operations as if the Omneon acquisition had been completed on January 1, 2010. The unaudited pro forma financial information for the three months ended April 2, 2010 combines the results for Harmonic for the three months ended April 2, 2010 and the historical results of Omneon for the three months ended March 31, 2010.
The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

Three months ended
April 2, 2010
(In thousands, except
per share amounts)
Net revenue	$113,039
Net loss	(2,455)
Net loss per share — basic and diluted	(0.02)
NOTE 3: FAIR VALUE
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended April 1, 2011, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of April 1, 2011 and December 31, 2010 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
April 1, 2011
Cash equivalents:
Money market funds	$18,284	$—	$—	$18,284
Commercial paper	—	4,399	—	4,399
U.S. federal government bonds	—	4,003	—	4,003
Short-term investments:
State, municipal and local government agencies bonds	—	34,264	—	34,264
Corporate bonds	—	16,526	—	16,526
Commercial paper	—	4,798	—	4,798
U.S. federal government bonds	—	2,026	—	2,026

Total	$18,284	$66,016	$—	$84,300

December 31, 2010
Cash equivalents:
Money market funds	$68,395	$—	$—	$68,395
Short-term investments:
State, municipal and local government agencies bonds	—	11,931	—	11,931
Corporate bonds	—	11,907	—	11,907

Total	$68,395	$23,838	$—	$92,233

At April 1, 2011 and December 31, 2010, maturities of short-term investments are as follows:

	April 1, 2011	December 31, 2010
	(In thousands)
Short-term investments:
Less than one year	$29,769	$21,174
Due in 1 - 2 years	4,245	2,664
Due in 3 - 30 years	23,600	—

Total short-term investments	$57,614	$23,838

The following is a summary of available-for-sale securities:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(In thousands)
April 1, 2011
State, municipal and local government agencies bonds	$34,261	$10	$(7)	$34,264
U.S. federal government bonds	2,025	1	—	2,026
Corporate bonds	16,518	12	(4)	16,526
Commercial paper	4,797	1	—	4,798

Total	$57,601	$24	$(11)	$57,614

December 31, 2010
State, municipal and local government agencies bonds	$11,915	$20	$(4)	$11,931
Corporate bonds	11,894	20	(7)	11,907

Total	$23,809	$40	$(11)	$23,838

Impairment of Investments
Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of April 1, 2011.
As of April 1, 2011, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 4: INVENTORIES
The following is a summary of inventory as of April 1, 2011 and December 31, 2010:

	April 1, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$10,781	$10,378
Work-in-process	3,057	2,324
Finished goods	44,979	45,363

	$58,817	$58,065

NOTE 5: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of April 1, 2011 and December 31, 2010:

	April 1, 2011			December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$136,213	$(65,657)	$70,556	$127,146	$(60,453)	$66,693
In-process technology	—	—	—	9,000	—	9,000
Customer relationships/contracts	67,100	(37,626)	29,474	67,098	(36,117)	30,981
Trademarks and tradenames	11,371	(6,480)	4,891	11,361	(6,060)	5,301
Supply agreements	3,432	(3,432)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(1,321)	5,779	7,100	(1,008)	6,092
Software license, intellectual property and assembled workforce	309	(309)	—	309	(306)	3
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Subtotal of identifiable intangibles	228,325	(117,625)	110,700	228,228	(110,158)	118,070
Goodwill	212,214	—	212,214	211,878	—	211,878

Total goodwill and other intangibles	$440,539	$(117,625)	$322,914	$440,106	$(110,158)	$329,948

The changes in the carrying amount of goodwill for the three months ended April 1, 2011 are as follows:

(In thousands)
Balance at beginning of period	$211,878
Adjustment to deferred tax asset associated with acquisition of Omneon	244
Foreign currency translation adjustment	92

Balance at end of period	$212,214

For the three months ended April 1, 2011, the Company recorded a total of $7.4 million of amortization expense for identified intangibles, of which $5.1 million was included in cost of revenue. For the three months ended April 2, 2010, the Company recorded a total of $2.6 million of amortization expense for identified intangibles, of which $2.1 million was included in cost of revenue. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of	Operating
	Revenue	Expenses	Total
	(In thousands)
Years ending December 31,
2011 (remaining 9 months)	$16,361	$6,678	$23,039
2012	20,504	8,715	29,219
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$70,556	$40,144	$110,700

NOTE 6: RESTRUCTURING AND EXCESS FACILITIES
In the second quarter of 2009, the Company recorded an excess facilities expense of $0.3 million in selling, general and administrative expenses related to the closure of the Scopus New Jersey office. The lease term expired in April 2011.
In the fourth quarter of 2010, the Company recorded an excess facilities expense of $3.0 million in selling, general and administrative expenses related to the closure of the Omneon headquarters in Sunnyvale, California. The charge was based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013. In the first quarter of 2011, the Company recorded an additional expense of $0.5 million in selling, general and administrative expenses related to changes in expected sublease income for this property. Harmonic reassesses this liability quarterly and adjusts it, as necessary, based on changes in the timing and amounts of expected sublease rental income.
As of April 1, 2011, accrued excess facilities costs totaled $3.0 million, of which $1.6 million was included in current accrued liabilities. The Company incurred cash outlays of $0.5 million related to vacated facilities during the first three months of 2011, principally for lease payments, property taxes, insurance and other maintenance fees.
The following table summarizes the activity in the restructuring accrual during the three months ended April 1, 2011:

Excess
Facilities
(In thousands)
Balance at December 31, 2010	$2,920
Provisions	517
Cash payments	(471)

Balance at April 1, 2011	$2,966

NOTE 7: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on June 2, 2011. As of April 1, 2011, other than standby letters of credit and guarantees (Note 14), there were no amounts outstanding under the line of credit facility and there were no borrowings in 2009 or 2010. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At April 1, 2011, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at April 1, 2011). Borrowings are payable monthly and are not collateralized.

NOTE 8: FINANCING LIABILITY FOR CONSTRUCTION IN PROGRESS
The lease for the buildings at the Company’s Sunnyvale, California location ended in September 2010. In December 2009, the Company entered into a lease for a building in San Jose, California, which was intended to become the Company’s new headquarters. In January 2010, the Company began a build-out of this facility and during the construction incurred approximately $18.9 million in structural leasehold improvements. Under the terms of the lease, the landlord reimbursed $18.8 million of the construction costs. Because certain improvements constructed by the Company were considered structural in nature and the Company was responsible for any cost overruns, the Company was considered to be the owner of the construction project for accounting purposes under applicable accounting guidance on the effect of lessee involvement in asset construction.
As a result, in December 2009 the Company capitalized the fair value of the building of $6.9 million with a corresponding credit to financing liability. The fair value was determined as of December 31, 2009, using a combination of the revenue comparison approach and the income capitalization approach. During the year ended December 31, 2010, the liability increased by $18.9 million due to additional structural leasehold improvements, by $0.2 million due to land lease expense and by $0.2 million due to capitalized interest expense.
Construction was completed in September 2010, at which time the Company relocated to the new building. Upon completion of construction in September 2010, the Company concluded that it qualified for sale-leaseback accounting under applicable accounting guidance because the Company has no form of continuing involvement other than under its lease. Accordingly, the Company removed from its books the carrying value of the building, the structural leasehold improvements and the financing liability.
NOTE 9: BENEFIT PLANS
Stock Plans. As of April 1, 2011, an aggregate balance of 20,230,000 shares of common stock are reserved for issuance under various employee stock plans. Stock options are granted for periods not exceeding ten years and generally vest 25% at one year from date of grant and an additional 1/48 per month thereafter. Stock option grants have a maximum term of seven years, and are granted with exercise prices equal to the fair market value of the common stock at the date of grant. Restricted stock units (“RSUs”) have no exercise price and generally vest over four years, with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award and either an additional 1/16 per quarter or 1/8 semiannually thereafter. In May 2010, Harmonic stockholders approved amendments to the 1995 Stock Plan (the “1995 Plan”) that increased the maximum number of shares of common stock authorized for issuance by an additional 10,600,000 shares, decreased the maximum term of stock options to seven years and changed the share counting provisions to provide that each award with an exercise price below 100% of the fair market value on the grant date (or no exercise price) would decrease the 1995 Plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the 1995 Plan reserve by 1.5 shares for every unit or share forfeited. Previously, RSUs granted reduced the number of shares reserved for grant under the plans by two shares for every unit granted. In the three months ended April 1, 2011 and April 2, 2010, employees received RSUs valued at $14.0 million and $8.7 million, respectively. Certain stock option and RSU awards provide for accelerated vesting if there is a change in control and a subsequent involuntary termination of the award holder.
Upon acquisition of Omneon in September 2010, the Company assumed substantially all unvested stock options and RSUs outstanding, as of the date of closing, under Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan, resulting in the assumption of stock options to purchase approximately 1,522,000 shares of Harmonic common stock and the assumption of RSUs for 1,455,000 shares of Harmonic common stock. The exchange of stock-based compensation awards was treated as a modification under current accounting guidance. The calculation of the fair value of the exchanged awards immediately before and after the modification did not result in any significant incremental fair value. The fair value of Harmonic’s stock options and RSUs issued to Omneon employees was $17.3 million, which was determined using the Black-Scholes option pricing model, of which $2.1 million represents purchase consideration and $15.2 million will be recorded as compensation expense over the weighted average service period of 2.5 years from the September 15, 2010 closing date.
Director Option Plans. In May 2002, Harmonic’s stockholders approved the 2002 Director Option Plan (the “Director Plan”), replacing the 1995 Director Option Plan. The Director Plan provides for the grant of non-statutory stock options or RSUs to certain non-employee directors of Harmonic. In May 2010, Harmonic stockholders approved amendments to the Director Plan, increasing the maximum number of shares of common stock authorized for issuance by an additional 400,000 shares and changing the share counting provisions to provide that each award of RSUs would decrease the Director Plan reserve 1.5 shares for every unit granted and any forfeitures of unvested RSUs would increase the Director Plan reserve by 1.5 shares for every unit forfeited. Previously, RSUs granted reduced the number of shares reserved for grant under the Director Plan by two shares for every unit granted. As of April 1, 2011, an aggregate balance of 627,000 shares of common stock are reserved for issuance under the Director Plan. RSUs have no exercise price and vest either after one year from the grant date or on the vesting date chosen for such award. Stock options are granted at the fair market value of the common stock on the date of grant for periods not exceeding seven years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the three months ended April 1, 2011, there were 75,845 RSUs granted to non-employee directors with a grant date fair value of $0.7 million. In the three months ended April 2, 2010, there were no RSUs granted to non-employee directors.
A summary of share-based award activity during the three months ended April 1, 2011 is as follows (in thousands):

Shares
Available for
Grant
(In thousands)
Balance at December 31, 2010	10,449

Options granted	(831)
Restricted stock units granted	(2,298)
Options cancelled	164
Restricted stock units cancelled	400
Options expired	40

Balance at April 1, 2011	7,924

The following table summarizes restricted stock unit activity under the Plans:

		Weighted
	RSU’s	Average Fair	Aggregate Fair
	Outstanding	Value Per Share	Value(1)
	(In thousands, except per share data)
Balance at December 31, 2010	4,507	$6.43

Restricted stock units granted	1,532	9.59
Restricted stock units released	(696)	6.31	$6,492
Restricted stock units cancelled	(604)	6.69

Balance at April 1, 2011	4,739	$7.43

(1)	Represents the fair value of Harmonic common stock on the date that the restricted stock units vested. On the grant date, the fair value for these awards was $4.4 million.
The following table summarizes stock option activity under the Plans:

		Average
	Stock Options	Exercise Price
	Outstanding	Per Option
	(In thousands, except per option data)
Balance at December 31, 2010	11,020	$6.90

Options granted	831	9.63
Options exercised	(1,398)	6.58
Options cancelled	(207)	7.74
Options expired	(384)	9.11

Balance at April 1, 2011	9,862	$7.07

Options vested and exercisable at April 1, 2011	6,615

Options vested and expected-to-vest at April 1, 2011	9,700

The weighted-average fair value of options granted for the three months ended April 1, 2011 and April 2, 2010 was $4.55 and $3.18, respectively.
The following table summarizes information regarding stock options outstanding at April 1, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual Life	Exercise Price	Exercisable at	Exercise Price
	April 1, 2011	(In Years)	Per Option	April 1, 2011	Per Option
	(In thousands, except per option data)
Range of Exercise Prices
$ 0.19 - 4.13	1,425	6.7	$2.42	649	$2.62
4.16 - 5.87	1,882	3.5	5.69	1,396	5.70
5.88 - 8.12	1,045	5.1	6.64	464	6.72
8.17 - 8.17	1,928	4.0	8.17	1,414	8.17
8.20 - 8.84	1,418	3.2	8.28	1,324	8.25
8.87 - 9.69	1,523	4.6	9.41	742	9.11
9.74 - 16.73	641	1.5	10.63	626	10.64

	9,862	4.2	$7.07	6,615	$7.36

The weighted-average remaining contractual life for all exercisable stock options at April 1, 2011 was 3.2 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at April 1, 2011 was 4.2 years. The weighted-average remaining contractual life of all vested and expected-to-vest restricted stock units at April 1, 2011 was 1.6 years.
Aggregate intrinsic value of options exercisable at April 1, 2011 was $13.2 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $22.1 million at April 1, 2011. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $9.22 as of April 1, 2011, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options was $4.1 million during the three months ended April 1, 2011.
Employee Stock Purchase Plan. In May 2002, Harmonic’s stockholders approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) replacing the 1995 Employee Stock Purchase Plan effective for the offering period beginning on July 1, 2002. As a result of the adoption of the 2002 Purchase Plan and subsequent stockholder-approved amendments, a total of 7.5 million shares have been approved for issuance pursuant to the 2002 Purchase Plan. The 2002 Purchase Plan enables employees to purchase shares at 85% of the fair market value of the common stock at the beginning or end of each six month offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The 2002 Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three months ended April 1, 2011 and April 2, 2010, the number of shares of stock issued under the purchase plans was 468,660 and 420,066, at weighted average prices of $4.73 and $5.07, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the 2002 Purchase Plan during the three months ended April 1, 2011 and April 2, 2010 was $2.58 and $1.91, respectively. At April 1, 2011, a total of 1,306,413 shares were reserved for future issuances under the 2002 Purchase Plan.
Retirement/Savings Plan. Harmonic has a retirement/savings plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The employer contribution was suspended during the first quarter of 2009.
Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended April 1, 2011 and April 2, 2010:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Employee stock-based compensation in:
Cost of revenue	$747	$478

Research and development expense	1,836	1,109
Selling, general and administrative expense	3,419	1,656

Total employee stock-based compensation in operating expense	5,255	2,765

Total employee stock-based compensation	6,002	3,243
Amount capitalized in inventory	14	31

Total stock-based compensation	$6,016	$3,274

As of April 1, 2011, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $46.3 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.8 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three months ended		Three months ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Expected life (in years)	4.75	4.75	0.5	0.5
Volatility	54%	57%	54%	50%
Risk-free interest rate	2.1%	2.5%	0.3%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected life for stock options under the 2002 Purchase Plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
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
For the three months ended April 1, 2011, the Company recorded a benefit from income taxes of $0.6 million, compared to a benefit from income taxes of $2.8 million for the same period a year ago, inclusive of discrete items.
For the three months ended April 1, 2011, the difference between the recorded benefit from income taxes and the tax provision based on the federal statutory rate of 35% was primarily attributable to various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, non-deductible amortization on foreign intangibles, and federal research and development credits. The discrete items recorded in the first quarter of 2011 principally related to foreign currency translation adjustments, accrued interest on uncertain tax positions and a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations.
For the three months ended April 2, 2010, the difference between the the recorded benefit from income taxes and the tax provision based on the federal statutory rate of 35% was primarily attributable to various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, and California research and development credits. The discrete items recorded in the first quarter of 2010 principally related to a benefit associated with the reversal of previously provided foreign income taxes due to expiration of the statute of limitations and, to a lesser extent, a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets. The release of the valuation allowance on the California deferred tax assets was due to an increase in the estimated amount of income that would be apportioned to California, based on anticipated changes in the geographic mix of sales.
In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $53.5 million as of December 31, 2010, and approximately $53.3 million as of April 1, 2011. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $3.2 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended April 1, 2011, we recorded an insignificant net reduction for interest and penalties related to uncertain tax positions, resulting in a balance at April 1, 2011 of $5.0 million.
The tax years 2003-2010 remain open to examination by various federal, state or foreign taxing jurisdictions.
The Company’s income tax returns for 2008 and 2009 are currently under examination by the U.S. Internal Revenue Service.

NOTE 11: NET INCOME PER SHARE
Basic net income per share is computed by dividing net income for the period by the weighted average number of the common shares outstanding during the period.
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income computations because their effect was antidilutive:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Potentially dilutive equity awards outstanding	7,990	11,729
Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except per
	share amounts)
Net income (numerator)	$516	$5,319

Shares calculation (denominator):
Weighted average shares outstanding — basic	113,836	96,684
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	2,273	660

Weighted averages shares outstanding — diluted	116,109	97,344

Net income per share — basic	$0.00	$0.06

Net income per share — diluted	$0.00	$0.05

NOTE 12: COMPREHENSIVE INCOME
The Company’s total comprehensive income was as follows:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Net income	$516	$5,319
Change in unrealized loss on investments, net	(11)	(216)
Foreign currency translation	454	(138)

Total comprehensive income	$959	$4,965

NOTE 13: SEGMENT INFORMATION
The Company operates its business in one reportable segment, which is the design, manufacture and sale of video infrastructure solutions, spanning content production to multi-screen video delivery. Harmonic’s products enable customers to create, prepare and deliver video services over broadcast, cable, Internet, mobile, satellite and networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer. The acquisition of Omneon in September 2010 resulted in an additional product line, production and playout, but did not impact our reportable segments.

The Company’s revenue by product type is summarized as follows:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Video processing products	$63,758	$38,890
Production and playout products	20,933	—
Edge and access products	31,176	35,544
Service and support	16,968	10,388

	$132,835	$84,822

Our revenue by geographic region, based on the location of our customer, and our property and equipment, net by geographic region, is summarized as follows:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Net revenue:
United States	$58,954	$42,592
International	73,881	42,230

	$132,835	$84,822

	April 1, 2011	December 31, 2010
	(In thousands)
Property and equipment, net:
United States	$31,899	$32,104
International	7,698	7,721

	$39,597	$39,825

Major Customers. For the three months ended April 1, 2011 and April 2, 2010, revenue to Comcast accounted for 11% and 14% of net revenue, respectively. As of April 1, 2011, Comcast accounted for 16% of net accounts receivable.
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

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Balance at beginning of period	$4,811	$4,186

Accrual for current period warranties	2,262	451
Warranty costs incurred	(1,810)	(1,211)

Balance at end of period	$5,263	$3,426

Standby Letters of Credit. As of April 1, 2011, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.0 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through April 1, 2011.
Guarantees. As of April 1, 2011, Harmonic had no other guarantees outstanding.
NOTE 15: LEGAL PROCEEDINGS
In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, Harmonic believes Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, Harmonic has not recorded a provision for this claim.
In April 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint sought injunctive relief and damages. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010, based on a tentative agreement of Arris and Harmonic with respect to settlement of the action. In April 2011, this matter was settled on essentially the same terms as the tentative agreement, the Company paid Arris $1.3 million, and the action was dismissed.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Harmonic,” the “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q, refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•	developing trends in the broadcasting and television business;

•	continuation of customer concentration;

•	capital spending of our customers in 2011;

•	our strategic direction, future business plans and growth strategy;

•	increases in our international revenue;

•	industry and customer consolidation;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business;

•	the expected demand for, and benefits of, our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	anticipated benefits of recent acquisitions;

•	potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 32 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.
Overview
Harmonic designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver broadcast and on-demand video services to televisions, personal computers and mobile devices. Historically, the majority of our sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, we are providing our video processing solutions to telecommunications companies, or telcos, broadcasters and other media companies that create video programming or offer video services. In September 2010, we acquired Omneon, Inc., a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon, which is further described below, is complementary to Harmonic’s core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.
Harmonic’s revenue increased by 57% in the first quarter of 2011 compared to the same period in 2010. The increase in revenue in 2011 was due, in part, to stronger worldwide customer demand for video processing solutions. In addition, Harmonic’s revenue also increased as a result of the acquisition of Omneon in September 2010. Omneon’s product revenue, which for the first quarter of 2011 was $20.9 million, is included in the production and playout product line under “Net Revenue – Consolidated” below. The growth in video processing revenue of 64% and the addition of Omneon also contributed to the growth in service and support activity related to the associated product solutions, resulting in services and support revenue growth of 63% in the first quarter of 2011, when compared to the same period in 2010.
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
Sales to customers outside of the U.S. in the first quarter of 2011 and 2010 represented 56%, and 50% of net revenue, respectively. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a substantial portion of our net revenue for the foreseeable future, and expect that, partially as a result of the acquisitions of Scopus in 2009 and of Omneon in 2010, our international sales may continue to increase.
Further, we have a number of international customers to whom sales are denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 9% and 7% of net revenue in the first quarter of 2011 and 2010, respectively. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.
In addition, industry consolidation has in the past constrained, and may in the future constrain, capital spending by our customers. Also, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last two years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Sales to our ten largest customers in the first quarter of 2011 and 2010 accounted for approximately 35% and 51% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In the first quarter of 2011 and 2010, sales to Comcast accounted for 11% and 14% of net revenue, respectively. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
In addition, historically, we have been dependent upon capital spending in the cable and satellite industries. We are attempting to further diversify our customer base beyond cable and satellite customers, including to the telco and broadcast and media markets. Several major telcos have rebuilt or are upgrading their networks to offer bundled video, voice and data services. In order to be successful in this market, we may need to continue to build alliances with telco equipment manufacturers, adapt our products for telco applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the telco industry. In addition, telco video deployments, including recent trials of mobile video services, are subject to delays in completion, as video processing technologies and video business models are relatively new to most telcos and many of their largest suppliers. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay our recognition of revenue.

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
Our significant accounting policies are described in Note 1 to the annual Consolidated Financial Statements as of and for the year ended December 31, 2010, included in our 2010 Form 10-K and the notes to the Condensed Consolidated Financial Statements as of and for the three months ended April 1, 2011, included in this Form 10-Q. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements have not changed since December 31, 2010, except as described in Note 1 to the Condensed Consolidated Financial Statements included herein, and are set forth below:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.

Results of Operations
Harmonic’s condensed consolidated statements of operations data for the first quarter of 2011 and 2010, as a percentage of net revenue, is as follows:

	Three months ended
	April 1, 2011	April 2, 2010
Net revenue	100%	100%
Cost of revenue	53	52

Gross profit	47	48
Operating expenses:
Research and development	20	20
Selling, general and administrative	25	24
Amortization of intangibles	2	1

Total operating expenses	47	45

Income (loss) from operations	(0)	3
Interest and other income, net	(0)	0

Income (loss) before income taxes	(0)	3
Benefit from income taxes	(0)	(3)

Net income	0%	6%

Net Revenue — Consolidated
Harmonic’s consolidated net revenue in the first quarter of 2011, compared with the corresponding period in 2010, is presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue in the first quarter of 2011, compared with the corresponding period in 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Revenue by type:
Video processing products	$63,758	$38,890
Production and playout products	20,933	—
Edge and access products	31,176	35,544
Service and support	16,968	10,388

Net revenue	$132,835	$84,822

Increase (decrease):
Video processing products	$24,868
Production and playout products	20,933
Edge and access products	(4,368)
Service and support	6,580

Total increase	$48,013

Percent change:
Video processing products	64%
Production and playout products	—
Edge and access products	(12)
Service and support	63
Total percent change	57%
The increase in net revenue in the first quarter of 2011, compared to the same period of 2010, was in part due to stronger worldwide demand for video processing solutions. In addition, our revenue increased as a result of the acquisition of Omneon. Omneon’s product revenue is included in the production and playout product line above. The growth in video processing products revenue of 64% and the addition of Omneon also contributed to the growth in service and support activity related to the associated products, resulting in service and support revenue growth of 63% in 2011, when compared to the same period in 2010. The decrease in sales of edge and access products in the first quarter of 2011, compared to the same period in 2010, was primarily due to a decrease in sales of edge products, which are used for VOD, M-CMTS and switched digital video applications to domestic and international cable operators.
Net Revenue -— Geographic
Harmonic’s domestic and international net revenue in the first quarter of 2011, compared with the corresponding period in 2010, is presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the first quarter of 2011, compared with the corresponding period in 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Net revenue:
United States	$58,954	$42,592
International	73,881	42,230

Total	$132,835	$84,822

Increase:
United States	$16,362
International	31,651

Total increase	$48,013

Percent change:
United States	38%
International	75
Total percent change	57%
The increase in U.S. net revenue in the first quarter of 2011, compared to the corresponding period in 2010, was principally due to increased demand from our domestic cable and satellite customers for HD video encoding solutions and increased service and support revenue.
International net revenue in the first quarter of 2011 increased, compared to the corresponding period in 2010, primarily due to increased demand from customers in emerging markets, such as Latin America, and sales of Omneon production and playout products, given that a substantial majority of production and playout net revenues were international. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, with the completion of the acquisition of Omneon in particular, our international revenue may increase.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of consolidated net revenue in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the first quarter of 2011, as compared with the corresponding period in 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Gross profit	$61,855	$40,806
As a percentage of net revenue	47%	48%
Increase	$21,049
Percent change	52%

The increase in gross profit in the first quarter of 2011, as compared to the corresponding period in 2010, was primarily due to increased net revenue in 2011. The gross profit percentage of 47% in the first quarter of 2011, compared to 48% in the first quarter of 2010, was lower mainly due to higher amortization of intangibles.
In the first quarter of 2011, $5.1 million of amortization of intangibles was included in cost of sales compared to $2.1 million in the first quarter of 2010. The higher amortization of intangible expense in the first quarter of 2011 was due to the amortization of intangibles arising from the Omneon acquisition, which was completed in September 2010. We expect to record approximately $16.4 million in amortization of intangibles expenses in cost of sales in the remaining nine months of 2011, primarily related to intangible assets acquired in connection with the acquisitions of Scopus and Omneon.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net revenue in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the first quarter of 2011, as compared with the corresponding period of 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Research and development	$26,149	$16,966
As a percentage of net revenue	20%	20%
Increase	$9,183
Percent change	54%
The increase in research and development expense in the first quarter of 2011, compared to the corresponding period in 2010, was primarily the result of increased compensation expense of $4.9 million, increased facilities related expenses of $1.7 million, increased outside engineering services of $1.6 million and increased stock-based compensation expense of $0.7 million. The increased compensation expense and outside engineering services were primarily due to increased engineering headcount and activities related to the Omneon acquisition, as well as additional hiring of employees engaged in engineering activities. The increased facilities related expenses were primarily due to additional depreciation of building improvements and lab equipment costs related to the Omneon acquisition.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net revenue in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the first quarter of 2011, as compared with the corresponding period of 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Selling, general and administrative	$33,564	$20,845
As a percentage of net revenue	25%	25%
Increase	$12,719
Percent change	61%
The increase in selling, general and administrative expense in the first quarter of 2011, compared to the corresponding period in 2010, was primarily a result of increased compensation expense of $6.0 million, increased stock-based compensation expense of $1.8 million, increased marketing and selling expense of $1.3 million, increased facilities related expenses of $1.2 million, increased consulting and professional service expense of $0.9 million and increased travel expense of $0.9 million. The increased compensation expense, stock-based compensation expense, marketing and selling expense and travel expense is primarily due to increased headcount related to the Omneon acquisition and higher commission expense resulting from increased net revenue in 2011. The increase in consulting and professional service expense is related to higher temporary headcount and additional consulting resources being used in general and administrative activities. The increased facilities related expense was partially due to the additional $0.5 million of excess facilities reserve recorded in the first quarter of 2011 related to Omneon’s headquarters in Sunnyvale, California.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net revenue in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage change in amortization of intangible assets in the first quarter of 2011, as compared with the corresponding period of 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Amortization of intangibles	$2,229	$534
As a percentage of net revenue	2%	1%
Increase	$1,695
Percent change	317%
The increase in the amortization of intangibles expense in the first quarter of 2011, compared to the corresponding period in 2010, was primarily due to the amortization of intangible assets obtained in connection with the acquisition of Omneon during the third quarter of 2010. Harmonic expects to record a total of approximately $6.7 million in amortization of intangibles expense in operating expenses in the remaining nine months of 2011, primarily resulting from the acquisitions of Scopus and Omneon.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net revenue in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage change in interest income, net, in the first quarter of 2011, as compared with the corresponding period of 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Interest income, net	$92	$384
As a percentage of net revenue	0%	0%
Decrease	$(292)
Percent change	(76)%
The decrease in interest income, net in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to a lower portfolio balance during the quarter, principally resulting from cash used in the Omneon acquisition, and lower interest rates earned on the cash and short-term investments portfolio.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net revenue in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the first quarter of 2011, as compared with the corresponding period of 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Other expense, net	$107	$371
As a percentage of net revenue	0%	0%
Decrease	$(264)
Percent change	(71)%

The decrease in other expense, net, in the first quarter of 2011, compared to the corresponding period of 2010, was primarily due to lower foreign exchange losses on accounts receivable denominated in currencies other than the U.S. dollar.
Income Taxes
Harmonic’s benefit from income taxes, and benefit from income taxes, as a percentage of consolidated net revenue, in the first quarter of 2011, as compared with the corresponding period of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the first quarter of 2011, as compared with the corresponding period of 2010.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands, except percentages)
Benefit from income taxes	$618	$2,845
As a percentage of net revenue	0%	3%
Decrease	$(2,227)
Percent change	(78)%
The decrease in the benefit from income taxes in the first quarter of 2011, compared to the same period in 2010, was primarily attributable to a reduced benefit as a result of the reversal of foreign taxes previously accrued as uncertain tax benefits, due to an expiration of the statute of limitations, and a reduction of a benefit recorded in the first quarter of 2010 associated with the release of a portion of the valuation allowance on certain California deferred tax assets, both of which were discrete items.
The Company’s income tax returns for 2008 and 2009 are currently under examination by the U.S. Internal Revenue Service.
Liquidity and Capital Resources

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Net cash used in operating activities	$(7,683)	$(2,979)
Net cash provided by (used in) investing activities	(38,871)	4,772
Net cash provided by financing activities	9,570	1,736
As of April 1, 2011, cash, cash equivalents and short-term investments totaled $117.3 million, compared to $120.4 million as of December 31, 2010. Cash used in operations in the first three months of 2011 was $7.7 million, resulting from net income of $0.5 million, increased by an aggregate of $17.0 million in non-cash charges and decreased by an aggregate of $25.2 million in net change in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation and depreciation. The net change in assets and liabilities included: (a) increases in accounts receivable and inventories, which was partially offset by a decrease in prepaid expenses; and (b) decreases in accounts payable, income taxes payable and accrued and other liabilities, which was partially offset by an increase in deferred revenue. The increase in accounts receivable is due to the non-linearity of invoicing in the quarter. The decrease in accrued and other liabilities was principally attributable to payment of incentive compensation accruals from 2010.
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
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including, without limitation, fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments. We typically pay our annual incentive compensation to employees in the first quarter.
Net cash used in investing activities was $38.9 million in the first quarter of 2011, resulting from the purchase of short-term investments of $41.8 million and capital expenditures of $5.0 million, partially offset by proceeds from the net sale and maturity of investments of $7.9 million. Harmonic currently expects capital expenditures will be in the range of $12 million to $16 million during 2011.
Net cash provided by investing activities was $4.8 million in the first quarter of 2010, resulting from proceeds from the maturity of investments of $41.3 million, partially offset by the purchase of investments of $35.4 million and capital expenditures of $1.1 million.

Net cash provided by financing activities of $9.6 million in the first quarter of 2011 and $1.7 million in the same period a year ago was the result of net proceeds from the issuance of common stock related to our employee stock plans.
In the event we need or desire to access funds from the other short-term investments that we hold, it is possible that we may not be able to do so due to adverse market conditions. Our inability to sell all or some of our short-term investments at par or our cost, or any rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition. Nevertheless, we believe that our existing liquidity sources will satisfy our presently contemplated cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated opportunities, or to strengthen our financial position.
In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities, or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market or acquisition opportunities, to develop new products, or to otherwise respond to competitive pressures.
Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including the global economic slowdown, market uncertainty surrounding the ongoing U.S. war on terrorism, or conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, or at all.
Off-Balance Sheet Arrangements
None as of April 1, 2011.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the first quarter of 2011, compared to the information presented in our 2010 Form 10-K.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 9% and 7% of net revenue in the first quarter of 2011 and 2010, respectively. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At April 1, 2011, we had a forward exchange contract to sell Euros totaling $5.1 million. This forward exchange contract matured in April 2011. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic has no borrowings under its bank line of credit. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of April 1, 2011, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of April 1, 2011, our cash, cash equivalents and short-term investments balance was $117.3 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of April 1, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls.
On September 15, 2010, we acquired Omneon and, as a result, we are in the process of integrating the processes, systems and controls relating to Omneon into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of Omneon, there have not been any changes in the Company’s internal control over financial reporting during the three months ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 4, 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009, and Harmonic. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, Harmonic believes Interkey’s and its shareholders claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims.
In April 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint sought injunctive relief and damages. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010, based on a tentative agreement of Arris and Harmonic with respect to settlement of the action. In April 2011, this matter was settled on essentially the same terms as the tentative agreement, the Company paid Arris $1.3 million, and the action was dismissed.
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
The financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in 2010 and the first quarter of 2011, economic growth may remain sluggish during the balance of 2011 in a few developed countries and in some emerging market countries. The severity or length of time that these adverse economic and financial market conditions may persist, or whether such adverse conditions may return in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.
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
Our principal competitors for edge and access products include Cisco Systems, Motorola and Arris. In the video processing solutions market, we compete broadly with products from vertically integrated system suppliers, including Motorola, Cisco Systems, Technicolor and Ericsson, and, in certain product lines, with a number of smaller companies. Our principal competitors for our production and playout products are Harris, Grass Valley, SeaChange and Avid.
Many of our competitors are substantially larger, and have greater financial, technical, marketing and other resources, than us. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
We are currently developing and marketing products based on established video compression standards. Encoding products based on the MPEG-2 compression standards have historically represented a significant portion of our revenue. Newer standards, such as MPEG-4 AVC/H.264, that have been adopted provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive, and are continuing to devote considerable resources to these efforts. In addition, we have launched an encoding platform that is capable of being configured for both MPEG-2 and MPEG-4, in both standard definition and HD formats. At the same time, we need to devote development resources to the existing MPEG-2 standard that many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that competitors will not take significant market share in HD encoding.

In addition, our customers are paying more attention to audio products and features than they have in the past. This enhanced attention to audio is likely to result in additional product requirements and the related need for more development and support staff with audio expertise and training. Hiring and retaining such staff may be difficult and costly. We cannot provide assurances that we will be able to timely hire development and support staff with audio expertise or that our efforts to develop enhanced audio products and features will be successful in the near future, or at all.
In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot provide assurances that we will be able to timely enter into any necessary technology development or licensing agreements on reasonable terms, or at all.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or customer’s services or products;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	the timing of our development of custom products and software;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our new or existing products;

•	impact of new revenue recognition accounting standards, which are effective in 2011;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	impairment of our goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our effective tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, changes in our effective state tax rates, including as a result of apportionment, and changes in our mix of domestic versus international revenue, as well as any changes to tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.
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
We often recognize a substantial portion of our quarterly revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from relatively large individual transactions, can cause significant fluctuations in operating results in a particular quarter.
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
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last three years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of

Scopus and Omneon. Sales to our ten largest customers in our first quarter of 2011 and our 2010 and 2009 fiscal years accounted for approximately 35%, 44% and 47% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During, our first quarter of 2011 and our 2010 and 2009 fiscal years, revenue from Comcast accounted for 11%, 17% and 16%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
As a result of these and other factors, we may be unable to increase our revenues from telco and broadcast and media customers and other markets, or to do so profitably, and any failure to increase revenues and profits from these customers could materially and adversely affect our operating results, financial condition and cash flows.
If we do not realize improvement in our operating results and other benefits expected from our recently completed acquisition of Omneon, our business may be adversely affected and our stock price could decline.
Our recently completed acquisition of Omneon, a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content, involves the integration of a business that had previously operated independently. The integration of a previously independent company into the acquiring company’s operations is a challenging, time-consuming and costly process. While the integration process for Omneon began in September 2010, when the Omneon acquisition was consummated, it will take additional time to complete the process. It is possible that the process of integrating Omneon could result in our inability to fully realize the expected synergies and other benefits of the acquisition, the loss of key employees, the disruption of our ongoing businesses and that of Omneon, and inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, and would involve many of the other risks of any acquisition described in the risk factor concerning acquisitions on page 43. In addition, the successful combination of the companies requires the dedication of significant management resources, which could divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize the anticipated benefits from the acquisition of Omneon, on a timely basis or at all. If we are unable to realize these benefits, our goal of expanding into the markets on which Omneon focuses and our business, in general, may be adversely affected.
We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.
Revenue derived from customers outside of the U.S. in our first quarter of 2011 and in our 2010 and 2009 fiscal years represented 56%, 50% and 49% of our revenue, respectively. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:
•	a slowdown or leveling off in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, particularly in emerging market countries;

•	compliance with the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest in the Middle East.
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
Changes in telecommunications legislation and regulations in the U.S. and other countries could affect the revenue from our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.
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
Any difficulties in managing relationships with current contract manufacturers, particularly Plexus, which manufactures our products off-shore, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenues. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. As a result of this investment in inventories, we have in the past been, and in the future may be, subject to risk of excessive or obsolete inventories, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows. In this regard, our gross margins and operating results have, in the past, been adversely affected by significant excess and obsolete inventory charges.
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
We have been notified by the Internal Revenue Service that our 2008 and 2009 U.S. corporate income tax return has been selected for audit, which commenced in the second quarter of 2011. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and results of operations could be materially and adversely impacted in the period of adjustment.
We have requested an Advanced Pricing Agreement with the Internal Revenue Service regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008, and our sharing of research and development costs with our international subsidiaries. If the Internal Revenue Service is unwilling to enter into such agreement on substantially the terms we have proposed and we are ultimately forced to settle on terms that are unfavorable to us, we may be required to take a charge to expense, in the period of the settlement, arising from such unfavorable terms that could have a material and adverse effect on our results of operations for such period. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, and expect to request the Internal Revenue Service to enter into an Advanced Pricing Agreement with respect to the Omneon license, which will have the same risk to us as the Advanced Pricing Agreement we are presently negotiating.
We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion involves the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.

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
In April 2010, Arris Corporation filed a complaint in United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint sought injunctive relief and damages. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010, based on a tentative agreement of Arris and Harmonic with respect to settlement of the action. In April 2011, this matter was settled on essentially the same terms as the tentative agreement, the Company paid Arris $1.3 million, and the action was dismissed.
Our suppliers and customers may have intellectual property claims relating to our products asserted against them. We have agreed to indemnify some of our suppliers and most of our customers for patent infringement relating to our products. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney’s fees) incurred by the supplier or customer in connection with such claims.
We may be the subject of litigation which, if adversely determined, could harm our business and operating results.
In addition to the litigation discussed elsewhere herein, we may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, financial position and cash flows.
As an example, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products we have sold to the customer. Many of these notices arise out of a spate of patent infringement claims, and related litigation, made by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. None of the notices we have received from a customer with respect to its indemnification rights related to the MPT litigation has demanded that we provide a defense for the customer against such claims or litigation, or currently reimburse the customer for its costs of such defense, or pay any other specified sum to the customer. At this time, we cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether any of the claims may result in a settlement or judgment against a customer defendant, or whether we would have liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our customers makes an indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we could be obligated to pay amounts to such customers that would materially and adversely affect our operating results, financial condition and cash flows.

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
We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to our distributor, VAR and systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Our distributor, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with distributor, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.
We have made, and expect to continue to make, acquisitions, and any acquisition could disrupt our operations and materially and adversely affect our operating results and financial condition.
As part of our business strategy, from time to time we have acquired, and we continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. Most recently, in September 2010, we completed the acquisition of Omneon, a privately-held company that provides broadcast video server and storage systems used for video production and play-to-air workflows. It is likely that we will make additional acquisitions, from time to time, in the future.
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
Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and is likely to continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target chooses to be acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we may, in each of those acquisitions:
•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt to finance the acquisition or by assumption of such debt in the acquisition;

•	incur significant acquisition-related expenses;

•	assume substantial liabilities, contingent or otherwise; or

•	expend significant cash.
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
Adverse economic conditions in geographic markets in which we operate may harm our business. Recently, as described in the first risk factor in this section, economic conditions in some countries in which we sell products, principally emerging market countries, have been weak. That weakness is principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, slowed further or remained relatively flat in 2008 and 2009 and remained relatively flat in 2010, improving in the U.S. toward the end of the year. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers, particularly those in emerging markets, have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008.
During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S. or other key markets, remain weak or deteriorate further, we could experience a material and adverse impact on our business, results of operations, financial condition and cash flows.
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
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management, whether in the context of an acquisition or otherwise. We cannot provide assurances that changes of management personnel in the future would not cause disruption to our operations or customer relationships or a decline in our operating results.
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
Taking into account the acquisition of Omneon and the use of approximately $153.3 million of cash to complete the transaction, we believe that our existing cash of $117.3 million, at April 1, 2011, will satisfy our cash requirements for at least the next twelve months.

However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in the financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
We may not be able to effectively manage our operations.
In recent years, the Company has grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in the first quarter of 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in September 2010, we added 286 employees, most of whom are based in the U.S. In addition, as of April 1, 2011, we have 447 employees in our international operations, representing approximately 40% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in that regard, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results and financial condition.
Our failure to adequately protect our proprietary rights may adversely affect us.
As of April 1, 2011, we hold 54 issued U.S. patents and 13 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
We believe that patents and patent applications are not currently significant to our business, and we do not rely on our patent portfolio to give us a competitive advantage over others in our industry. We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We generally enter into confidentiality or license agreements with our employees, consultants, and vendors and our customers, as needed, and generally limit access to, and distribution of, our proprietary information. Nevertheless, we cannot provide assurances that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and other resources, and could negatively affect our business, operating results, financial position and cash flows.
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
We maintain facilities in two locations in Israel with a total of 222 employees, or approximately 20% of our worldwide workforce, as of April 1, 2011. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management, for one product line, and sales activities.
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
Further, the Israeli government grants that we received for research and development expenditures limit our ability to manufacture products and transfer technologies outside of Israel, and, if we fail to satisfy specified conditions in the grants, we may be required to refund such grants, together with interest and penalties, and may be subject to criminal charges.
We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.
Our products are subject to U.S. export controls, and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

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
The ongoing threat of terrorism and social and political instability have created uncertainty and may harm our business.
Conditions in the U.S. and global economies have improved over the last 18 months, but remain uncertain. The terrorist attacks in the U.S. in 2001 and subsequent terrorist attacks in other parts of the world have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, of the ongoing war on terrorism, and of the recently increased social and political instability, particularly in the Middle East, on our business and the global economy remain unknown. Such uncertainty has increased the price of certain commodities, particularly oil, which could have an indirect adverse impact on the cost of manufacturing and shipping our products. Moreover, the potential for future terrorist attacks, and increases in such social and political instability, make it difficult to estimate the long-term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries, and the impact of resulting economic conditions on our business.
The Company’s operating results could be adversely affected by natural disasters affecting the Company or impacting our third-party manufacturers, suppliers, distributors or customers.
Our headquarters and the majority of our operations are located in California, which is prone to earthquakes. In the event that any of our business centers are adversely affected by an earthquake or by any other natural disaster, we may sustain damage to our operations and properties and suffer significant financial losses.
We rely on third-party manufacturers for the production of most of our products. Any significant disruption in the business or operations of such manufacturers or of our suppliers could adversely impact our business. Our principal third-party manufacturer and several of our suppliers, distributors and customers have operations in locations that are subject to natural disasters, such as severe weather and earthquakes, which could disrupt their operations and, in turn, our operations. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss, which may materially impair their ability to continue their purchase of products from us. Accordingly, a major earthquake or other natural disaster in the markets in which we, or our third-party manufacturers, suppliers or customers, operate could have a material adverse effect on our business, operating results, cash flows and financial condition.
For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure and economy. These events could adversely affect the operations of some or all of our customers, distributors and suppliers located in Japan.
As a result of such impacts, some or all of our customers in Japan, and potentially in other countries, may ultimately cancel, postpone or reduce their orders for our products, which could adversely affect our revenue, cash flows and results of operations. In addition, some or all of our suppliers in Japan, and potentially in other countries, may be unable to provide us with components consistent with our requirements as to quality, quantity and timeliness, which could cause delays in production and shipment of our products, loss of sales, increases in costs and lower gross margins, which could adversely affect our operating results, cash flows and financial condition. Furthermore, if we are required to obtain one or more new suppliers for components or use alternative components in our products, we may need to conduct additional testing of our products to ensure those components meet our quality and performance standards, all of which could delay shipments to our customers and adversely affect our operating results and cash flows.
In addition to the negative direct economic effects of recent events on the Japanese economy and on our suppliers, distributors and customers located in Japan, or otherwise impacted by such events, economic conditions in Japan could also adversely affect regional and global economic conditions. Whether, and the degree to which, these events, as well as future events, in Japan will adversely affect regional and global economies remains uncertain at this time. However, if these events cause a decrease in demand for our products, our operating results, cash flows and financial condition could be adversely affected.
We are currently evaluating the consequences that the earthquake and related events in Japan may have on our operations; however, it is too early to determine whether the impact could be adverse or, if adverse, be material. To date, we have not experienced significant disruptions in the supply of components for our products or in the manufacture of our products by our third-party manufacturers, or in orders from our Japanese distributors or customers, as a result of those events. However, we can provide no assurance that those events will not have a material adverse impact on our business in the future. We are currently unable to quantify the depth or duration or the impact these events may have on the Company, but are working to further understand and mitigate any potential impact.
Negative conditions in the global credit and financial markets may impair the liquidity or the value of a portion of our investment portfolio.
The recent negative conditions in the global credit and financial markets have had an adverse impact on the liquidity of certain investments. In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. For example, during 2008, we recorded an impairment charge of $0.8 million relating to an investment in an unsecured debt instrument of Lehman Brothers Holdings, Inc. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers or insurers of these securities, could materially and adversely affect our results of operations, financial condition and cash flows.
In addition, we invest our cash, cash equivalents and short-term investments in a variety of investment vehicles, in a number of countries, with, and in the custody of, financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and only invest in what we view as very high-quality securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments and our ability to sell them.
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
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials, including lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries.
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
Our stock price may decline if additional shares are sold in the market or if analysts drop coverage of or downgrade our stock.
Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we will be required to issue substantial amounts of additional shares upon exercise of stock options or grants of restricted stock units. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Index
10.44	Amendment No. 8 to Second Amended and Restated Loan and Security Agreement

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets at April 1, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended April 1, 2011 and April 2, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 1, 2011 and April 2, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Carolyn V. Aver
Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 11, 2011