Form 10-Q
period 2011-07-01
HARMONIC INC
filed 2011-08-10
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 29, 2011 was 115,703,050.

PART I	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4. CONTROLS AND PROCEDURES	33
PART II	35
ITEM 1. LEGAL PROCEEDINGS	35
ITEM 1A. RISK FACTORS	35
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	54
ITEM 5. OTHER INFORMATION	54
SIGNATURES	56
EX-10.46
EX-10.47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 1, 2011	December 31, 2010
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70,370	$96,533
Short-term investments	63,928	23,838
Accounts receivable, net of allowances of $5,950 and $5,897 at July 1, 2011 and December 31, 2010, respectively	117,861	101,652
Inventories	61,064	58,065
Deferred income taxes	39,849	39,849
Prepaid expenses and other current assets	26,399	28,614

Total current assets	379,471	348,551
Property and equipment, net	39,678	39,825
Goodwill	212,210	211,878
Intangibles, net	102,979	118,070
Other assets	2,023	2,062

Total assets	$736,361	$720,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,594	$26,300
Income taxes payable	126	6,791
Deferred revenue	47,617	46,279
Accrued liabilities	39,486	51,283

Total current liabilities	117,823	130,653
Accrued excess facility costs, long-term	1,769	1,153
Income taxes payable, long-term	48,622	48,883
Deferred income taxes, long-term	15,635	14,849
Other non-current liabilities	6,082	4,645

Total liabilities	189,931	200,183

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 115,670 and 112,360 shares issued and outstanding at July 1, 2011 and December 31, 2010, respectively	116	112
Capital in excess of par value	2,422,468	2,397,671
Accumulated deficit	(1,875,962)	(1,876,868)
Accumulated other comprehensive loss	(192)	(712)

Total stockholders’ equity	546,430	520,203

Total liabilities and stockholders’ equity	$736,361	$720,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands, except per share amounts)
Product revenue	$117,156	$84,261	$233,023	$158,695
Service revenue	16,840	11,283	33,808	21,671

Net revenue	133,996	95,544	266,831	180,366
Product cost of revenue	65,315	46,058	130,066	87,069
Service cost of revenue	6,853	3,804	13,082	6,810

Total cost of revenue	72,168	49,862	143,148	93,879

Gross profit	61,828	45,682	123,683	86,487

Operating expenses:
Research and development	25,662	16,977	51,811	33,943
Selling, general and administrative	32,543	24,074	66,107	44,919
Amortization of intangibles	2,230	534	4,459	1,067

Total operating expenses	60,435	41,585	122,377	79,929
Income from operations	1,393	4,097	1,306	6,558
Interest income, net	74	425	166	809
Other expense, net	(299)	(126)	(406)	(497)

Income before income taxes	1,168	4,396	1,066	6,870
Provision for (benefit from) income taxes	778	(49)	160	(2,894)

Net income	$390	$4,445	$906	$9,764

Net income per share:
Basic	$0.00	$0.05	$0.01	$0.10

Diluted	$0.00	$0.05	$0.01	$0.10

Weighted average shares:
Basic	114,939	96,998	114,387	96,845

Diluted	116,298	97,570	116,143	97,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	July 1, 2011	July 2, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$906	$9,764
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangibles	15,092	5,231
Depreciation	6,824	4,404
Stock-based compensation	11,094	6,663
Net loss on disposal of fixed assets	103	27
Deferred income taxes	76	(1,422)
Other non-cash adjustments, net	322	1,076
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16,209)	(6,529)
Inventories	(2,994)	(7,724)
Prepaid expenses and other assets	2,783	90
Accounts payable	4,780	(1,616)
Deferred revenue	788	4,595
Income taxes payable	(6,925)	(2,211)
Accrued excess facility costs	556	(3,398)
Accrued and other liabilities	(8,056)	(3,467)

Net cash provided by operating activities	9,140	5,483

Cash flows from investing activities:
Purchases of investments	(62,009)	(39,035)
Proceeds from maturities of investments	11,267	66,127
Proceeds from sales of investments	10,327	—
Acquisition of property and equipment	(8,502)	(13,175)
Other acquisitions	(250)	—

Net cash provided by (used in) investing activities	(49,167)	13,917

Cash flows from financing activities:
Proceeds from lease financing liability	—	12,385
Proceeds from issuance of common stock, net	13,703	3,833

Net cash provided by financing activities	13,703	16,218

Effect of exchange rate changes on cash and cash equivalents	161	(202)

Net increase (decrease) in cash and cash equivalents	(26,163)	35,416
Cash and cash equivalents at beginning of period	96,533	152,477

Cash and cash equivalents at end of period	$70,370	$187,893

Supplemental disclosures of cash flow information:
Income tax payments, net	$6,414	$770
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2011 (“2010 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2011, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
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
Significant Accounting Policies. The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements included in its 2010 Form 10-K. With the exception of revenue recognition discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements, during the six months ended July 1, 2011, that are of significance or potential significance to the Company.
Revenue Recognition. Harmonic’s principal sources of revenue are from hardware products, software products, solution sales, services, and hardware and software maintenance contracts. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.
Revenue from product sales, excluding the revenue generated from service-related solutions, which is discussed below, is recognized when risk of loss and title have transferred, which is generally upon shipment or delivery, or once all applicable criteria have been met. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.
In October 2009, the Financial Accounting Standards Board (FASB) amended US GAAP for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. US GAAP for multiple deliverable revenue arrangements were also amended to:
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
Harmonic elected to adopt this accounting guidance prospectively, beginning with the quarter ended April 1, 2011, for applicable transactions originating or materially modified after December 31, 2010. Certain of Harmonic’s hardware products contain software components that function together to provide the essential functionality of the product. Therefore, such product sales are removed from the industry-specific software revenue recognition guidance and, instead, are governed by the amended guidance described above.

For product sales subject to the amended guidance, the Company allocates the arrangement consideration to each unit of accounting on the basis of each such products’ relative selling price (the “relative selling price method”). When applying the relative selling price method, the Company first considers VSOE of the selling price, if it exists; otherwise TPE of the selling price. If neither VSOE nor TPE exists for a deliverable, the Company uses BESP for that deliverable.
Harmonic has established VSOE for certain elements of its arrangements based on either historical stand-alone sales to third parties or stated renewal rates for maintenance. The Company has VSOE of fair value for maintenance, training and certain professional services.
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
The Company regularly reviews BESP and maintains internal controls over establishing and updating these estimates. There has been no material impact during the current quarter, and the Company does not anticipate a material impact in the near term, from changes in BESP. However, the Company may modify pricing practices in the future, which could result in changes in selling prices, including BESP. Accordingly, the impact on future revenue recognition for multiple deliverable arrangements could differ materially from the results in the current period.
Total revenue, as reported, and pro forma total revenue that would have been reported for the three and six months ended July 1, 2011 if the transactions entered into after December 31, 2010 had been subject to previous accounting guidance, are shown in the following table:

	Three months ended July 1, 2011		Six months ended July 1, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands)
Net revenue	$133,996	$129,870	$266,831	$261,539
The impact of the revised accounting guidance on net revenue during the three and six months ended July 1, 2011 was attributable to the ability to assign a relative selling price to undelivered elements, which previously required VSOE (such as undelivered firmware updates on hardware products), and the reallocation of consideration from revenue deliverables.
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
Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for in accordance with applicable guidance on accounting for performance of construction/production contracts. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation to determine whether the arrangement should be accounted for under guidance for construction/production contracts or, alternatively, for arrangements that do not involve significant production, modification or customization, under other applicable accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described above and such arrangements represent a material part of the operations of the Company.
At the outset of each arrangement accounted for as a single arrangement, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and, accordingly, utilizes percentage-of-completion accounting for most arrangements that are determined to be single arrangements. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. For contracts that include customized services for which labor costs are not reasonably estimable, the Company uses the completed contract method of accounting. Under the completed contract method, 100% of the contract’s revenue is recognized upon the completion of all services under the contract. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance, as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company does not expect the adoption of these reporting requirements to have a material impact on its consolidated results of operations or financial condition.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.
NOTE 3: OMNEON ACQUISITION
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
The acquisition of Omneon was intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers that produce and distribute digital video content, such as broadcasters, satellite operators, content owners and other media companies. The acquisition was also intended to broaden Harmonic’s technology and product lines with digital storage and playout solutions that complement Harmonic’s existing video processing products. In addition, the acquisition provided an assembled workforce and the implicit value of future cost savings as a result of combining entities, and is expected to provide Harmonic with future, but presently unidentified, new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Omneon’s net tangible and intangible assets acquired, resulting in goodwill of approximately $147.5 million that was recorded in connection with this acquisition.
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

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of September 15, 2010. The Company used an overall discount rate of 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Omneon’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:
•	The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value;

•	As of the acquisition date, Omneon was developing new versions and incremental improvements to its 3G MediaPort product, which was expected to be used in the Spectrum product line, once completed. The in-process project was at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of patents/core technology assets acquired was established based on a variation of the Income Approach called the “Profit Allocation Method”. In the Profit Allocation Method, we estimated the value of the patents/core technology by capitalizing the profits expected to be saved because Harmonic owns the technology;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Income Approach;

•	The fair value of trade names/trademarks assets acquired was established based on the Profit Allocation Method;

•	The fair value of the maintenance agreements and related relationships assets acquired was based on the Income Approach; and

•	The fair value of backlog acquired was established based on the Income Approach.
Identified intangible assets are being amortized over the following useful lives:
•	Existing technology is being amortized over its estimated useful life of four years;

•	In-process technology is being amortized, upon completion, over its projected remaining useful life, as assessed on the completion date. The completion of the in-process project was in the first quarter of 2011. The completed technology was estimated to have a useful life of four years;

•	Patents/core technology are being amortized over their estimated useful life of four years;

•	Customer contracts and related relationships are being amortized over their estimated useful life of six years;

•	Trade names/trademarks are being amortized over their estimated useful life of four years;

•	Maintenance agreements and related relationships are being amortized over their estimated useful life of six years; and

•	Order backlog was amortized over its estimated useful life of three and one half months.
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
Pro Forma Financial Information
The unaudited pro forma financial information presented below for the three and six months ended July 2, 2010 summarizes the combined results of operations as if the Omneon acquisition had been completed on January 1, 2010. The unaudited pro forma financial information for the three and six months ended July 2, 2010 combines the results for Harmonic for the three and six months ended July 2, 2010 and the historical results of Omneon for the three and six months ended June 30, 2010.
The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three months ended	Six months ended
	July 2, 2010	July 2, 2010
	(In thousands, except per share amounts)
Net revenue	$127,473	$240,512
Net loss	(1,986)	(4,441)
Net loss per share — basic and diluted	(0.02)	(0.04)
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
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:
•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as: quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes for valuation of its short-term investments.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended July 1, 2011, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of July 1, 2011 and December 31, 2010, based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
		(In thousands)
July 1, 2011
Cash equivalents:
Money market funds	$27,616	$—	$—	$27,616
Commercial paper	—	1,200	—	1,200
Corporate bonds	—	1,130	—	1,130
Short-term investments:
State, municipal and local government agencies bonds	—	32,261	—	32,261
Corporate bonds	—	22,849	—	22,849
Commercial paper	—	4,796	—	4,796
U.S. federal government bonds	—	4,022	—	4,022

Total	$27,616	$66,258	$—	$93,874

December 31, 2010
Cash equivalents:
Money market funds	$68,395	$—	$—	$68,395
Short-term investments:
State, municipal and local government agencies bonds	—	11,931	—	11,931
Corporate bonds	—	11,907	—	11,907

Total	$68,395	$23,838	$—	$92,233

At July 1, 2011 and December 31, 2010, maturities of short-term investments are as follows:

	July 1, 2011	December 31, 2010
	(In thousands)
Short-term investments:
Less than one year	$35,890	$21,174
Due in 1 - 2 years	7,736	2,664
Due in 3 - 30 years (1)	20,302	—

Total short-term investments	$63,928	$23,838

(1)	Represents the final maturity of variable rate demand notes. These securities have a put right on the part of the Company which allows the Company to put the security to the issuer, generally within a month of the balance sheet date. Should the Company exercise its put option on the put date, it is entitled to receive the par value of the security plus any accrued interest.
The following is a summary of available-for-sale securities:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
		(In thousands)
July 1, 2011
State, municipal and local government agencies bonds	$32,237	$25	$(1)	$32,261
Corporate bonds	22,851	5	(7)	22,849
Commercial paper	4,796	—	—	4,796
U.S. federal government bonds	4,017	5	—	4,022

Total	$63,901	$35	$(8)	$63,928

December 31, 2010
State, municipal and local government agencies bonds	$11,915	$20	$(4)	$11,931
Corporate bonds	11,894	20	(7)	11,907

Total	$23,809	$40	$(11)	$23,838

Impairment of Investments
Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses included in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses included in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of July 1, 2011.
As of July 1, 2011, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVENTORIES
The following is a summary of inventory as of July 1, 2011 and December 31, 2010:

	July 1, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$12,759	$10,378
Work-in-process	4,610	2,324
Finished goods	43,695	45,363

	$61,064	$58,065

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES
The following is a summary of goodwill and intangible assets as of July 1, 2011 and December 31, 2010:

	July 1, 2011			December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$136,210	$(71,146)	$65,064	$127,146	$(60,453)	$66,693
In-process technology	—	—	—	9,000	—	9,000
Customer relationships/contracts	67,100	(39,132)	27,968	67,098	(36,117)	30,981
Trademarks and tradenames	11,371	(6,890)	4,481	11,361	(6,060)	5,301
Supply agreements	3,431	(3,431)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(1,634)	5,466	7,100	(1,008)	6,092
Software license, intellectual property and assembled workforce	309	(309)	—	309	(306)	3
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Subtotal of identifiable intangibles	228,321	(125,342)	102,979	228,228	(110,158)	118,070
Goodwill	212,210	—	212,210	211,878	—	211,878

Total goodwill and other intangibles	$440,531	$(125,342)	$315,189	$440,106	$(110,158)	$329,948

The changes in the carrying amount of goodwill for the six months ended July 1, 2011 are as follows:

(In thousands)
Balance at December 31, 2010	$211,878
Adjustment to deferred tax asset associated with the acquisition of Omneon	244
Foreign currency translation adjustment	88

Balance at July 1, 2011	$212,210

For the three and six months ended July 1, 2011, the Company recorded a total of $7.7 million and $15.1 million of amortization expense for identified intangibles, of which $5.5 million and $10.6 million was included in cost of revenue, respectively. For the three and six months ended July 2, 2010, the Company recorded a total of $2.6 million and $5.2 million of amortization expense for identified intangibles, of which $2.1 million and $4.2 million was included in cost of revenue, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of	Operating
	Revenue	Expenses	Total
	(In thousands)
Years ending December 31,
2011 (remaining 6 months)	$10,869	$4,449	$15,318
2012	20,504	8,715	29,219
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$65,064	$37,915	$102,979

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
As of July 1, 2011, accrued excess facilities costs totaled $3.5 million, of which $1.7 million was included in current accrued liabilities. During the six months ended July 1, 2011, the Company incurred cash outlays of $1.0 million related to vacated facilities, principally for lease payments, property taxes, insurance and other maintenance fees, and received sublease income of $1.1 million.
The following table summarizes the activity in the restructuring accrual during the six months ended July 1, 2011:

Excess
Facilities
(In thousands)
Balance at December 31, 2010	$2,920
Provisions	517
Sublease income	1,050
Cash payments	(1,011)

Balance at July 1, 2011	$3,476

NOTE 8: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million that matures on September 2, 2011. As of July 1, 2011, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in the six months ended July 1, 2011. This facility, which was amended and restated in March 2010, contains a financial covenant with the requirement for Harmonic to maintain unrestricted cash, cash equivalents and short-term investments, net of credit extensions, of not less than $35.0 million. If Harmonic were unable to maintain this cash, cash equivalents and short-term investments balance, Harmonic would not be in compliance with the facility. In the event of noncompliance by Harmonic with the covenants under the facility, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At July 1, 2011, Harmonic was in compliance with the covenants under this line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (4.0% at July 1, 2011). Borrowings are payable monthly and are not collateralized.
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
NOTE 10: BENEFIT PLANS
Stock Based Incentive Plans. The Company has three active stock based incentive plans; the 1995 Stock Plan (the “Stock Plan”), the 2002 Director Stock Plan (the “Director Plan”), and the Employee Stock Purchase Plan (the “ESPP”). As of July 1, 2011, (a) an aggregate of 19,134,221 shares of common stock are reserved for issuance under the Stock Plan, 7,998,875 of which remained available for grant, 7,171,074 of which were subject to outstanding stock option grants and 3,964,272 of which were restricted stock units (“RSUs”) subject to vesting, (b) an aggregate of 619,162 shares of common stock are reserved for issuance under the Director Plan, 163,317 of which remained available for grant, 380,000 of which were subject to outstanding stock option grants and 75,845 of which were RSUs subject to vesting, and (c) an aggregate of 2,829,786 shares of common stock are reserved for issuance under the ESPP. In addition, the Company has various inactive stock based incentive plans, such as the assumed Omneon plans described below. As of July 1, 2011, an aggregate of 2,169,412 shares of common stock are reserved for issuance under the inactive plans, all of which were subject to outstanding stock option grants.
Stock Plan. Under the Stock Plan, both stock options and RSUs may be granted to employees and consultants of Harmonic. Stock options have a maximum term of seven years and generally vest 25% at one year from date of grant and an additional 1/48 per month thereafter. Stock options are granted with exercise prices equal to the fair market value of the common stock at the date of grant. Restricted stock units (“RSUs”) have no exercise price and generally vest over four years, with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award and either an additional 1/16 per quarter or 1/8 semiannually thereafter. In May 2010, Harmonic stockholders approved amendments to the Stock Plan that (a) increased the maximum number of shares of common stock authorized for issuance by an additional 10,600,000 shares, (b) decreased the maximum term of stock options to seven years, and (c) changed the share counting provisions to provide that each award with an exercise price below 100% of the fair market value on the grant date (or no exercise price) would decrease the Stock Plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the Stock Plan reserve by 1.5 shares for every unit or share forfeited. Previously, RSUs granted reduced the number of shares reserved for grant under the Stock Plan by two shares for every unit granted. In the six months ended July 1, 2011, 1,570,300 RSUs, with an aggregate grant date fair value of $14.9 million, were granted to employees. In the six months ended July 2, 2010, 1,501,100 RSUs, with an aggregate grant date fair value of $9.5 million, were granted to employees. Certain stock option and RSU awards provide for accelerated vesting if there is a change in control and a subsequent involuntary termination of the award holder.
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
Director Plan. In May 2002, Harmonic’s stockholders approved the Director Plan. Under the Director Plan, both non-statutory stock options and RSUs may be granted to certain non-employee directors of Harmonic. In May 2010, Harmonic stockholders approved amendments to the Director Plan, (a) increasing the maximum number of shares of common stock authorized for issuance by an additional 400,000 shares, and (b) changing the share counting provisions to provide that each award of RSUs would decrease the Director Plan reserve 1.5 shares for every unit granted and any forfeitures of unvested RSUs would increase the Director Plan reserve by 1.5 shares for every unit forfeited. Previously, RSUs granted reduced the number of shares reserved for grant under the Director Plan by two shares for every unit granted. RSUs have no exercise price and vest either after one year from the grant date or on the vesting date chosen for such award. Stock options are granted at the fair market value of the common stock on the date of grant and have a maximum term of seven years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the six months ended July 1, 2011, 75,845 RSUs, with an aggregate grant date fair value of $0.7 million, were granted to non-employee directors. In the six months ended July 2, 2010, 87,367 RSUs, with an aggregate grant date fair value of $0.5 million, were granted to non-employee directors.
A summary of share-based award activity under the Stock Plan and Director Plan during the six months ended July 1, 2011 is as follows:

Shares
Available for
Grant
(In thousands)
Balance at December 31, 2010	10,449
Options granted	(833)
Restricted stock units granted	(2,469)
Options cancelled	384
Restricted stock units cancelled	591
Options expired	40

Balance at July 1, 2011	8,162

The following table summarizes RSU activity under the Stock Plan and Director Plan during the six months ended July 1, 2011:

		Weighted
	RSU’s	Average Fair	Aggregate Fair
	Outstanding	Value Per Share	Value(1)
	(In thousands, except per share data)
Balance at December 31, 2010	4,507	$6.43
Restricted stock units granted	1,646	9.50
Restricted stock units vested	(922)	6.31	$8,250
Restricted stock units cancelled	(718)	6.80

Balance at July 1, 2011	4,513	7.51

(1)	Represents the fair value of Harmonic common stock on the date that each of the restricted stock units vested. On the grant date, the fair value for these awards was $5.8 million.

The following table summarizes stock option activity under the Stock Plan and Director Plan during the six months ended July 1, 2011:

		Average
	Stock Options	Exercise Price
	Outstanding	Per Option
	(In thousands, except per option data)
Balance at December 31, 2010	11,020	$6.90
Options granted	833	9.63
Options exercised	(1,714)	6.33
Options cancelled	(507)	7.55
Options expired	(384)	9.11

Balance at July 1, 2011	9,248	7.12

Options vested and exercisable at July 1, 2011	6,492

Options vested and expected-to-vest at July 1, 2011	9,122

The weighted-average fair value of options granted for the six months ended July 1, 2011 and July 2, 2010 was $4.55 and $3.09, respectively.
The following table summarizes information regarding stock options outstanding at July 1, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual Life	Exercise Price	Exercisable at	Exercise Price
	July 1, 2011	(In Years)	Per Option	July 1, 2011	Per Option
		(In thousands, except per option data)
Range of Exercise Prices
$0.19 - 5.14	1,467	5.9	$2.77	866	$3.12
5.18 - 5.87	1,483	3.6	5.76	1,097	5.79
5.88 - 8.12	1,036	4.8	6.65	509	6.72
8.17 - 8.17	1,895	3.7	8.17	1,523	8.17
8.20 - 8.65	1,332	2.7	8.25	1,313	8.25
8.69 - 9.69	1,398	5.0	9.39	555	9.04
9.74 - 16.73	637	1.2	10.63	629	10.63

	9,248	4.0	$7.12	6,492	$7.31

The weighted-average remaining contractual life for all exercisable stock options at July 1, 2011 was 3.2 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at July 1, 2011 was 4.0 years. The weighted-average remaining contractual life of all vested and expected-to-vest RSUs at July 1, 2011 was 1.4 years.
Aggregate intrinsic value of options exercisable at July 1, 2011 was $6.0 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $10.1 million at July 1, 2011. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $7.46 as of July 1, 2011, and the exercise price multiplied by the number of options outstanding and exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options during the six months ended July 1, 2011 was $4.9 million.
ESPP. In May 2002, Harmonic’s stockholders approved the ESPP. In June 2011, Harmonic’s stockholders approved an amendment to the ESPP which increased by 2.0 million shares the maximum number of shares authorized under the ESPP. The ESPP enables employees to purchase shares at 85% of the fair market value of the common stock at the beginning or end of each six month offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the six months ended July 1, 2011 and July 2, 2010, the number of shares of stock issued under the ESPP was 945,287 and 864,800, at weighted average prices of $5.54 and $4.90, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the ESPP during the six months ended July 1, 2011 and July 2, 2010 was $2.02 and $1.91, respectively.
Retirement/Savings Plan. Harmonic has a retirement/savings plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The employer contribution has been suspended since the first quarter of 2009.

Stock-based Compensation
The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2011 and July 2, 2010:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands)
Employee stock-based compensation in:
Cost of revenue	$762	$527	$1,509	$1,006

Research and development expense	1,771	1,158	3,607	2,266
Selling, general and administrative expense	2,559	1,734	5,978	3,391

Total employee stock-based compensation in operating expense	4,330	2,892	9,585	5,657

Total employee stock-based compensation	5,092	3,419	11,094	6,663
Amount capitalized in inventory	(14)	(5)	—	25

Total stock-based compensation	$5,078	$3,414	$11,094	$6,688

As of July 1, 2011, total unamortized stock-based compensation cost related to unvested stock options and RSUs was $41.1 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.6 years.
The fair value of each option grant is estimated on the date of grant, using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected life (in years)	4.75	4.75	4.75	4.75
Volatility	52%	55%	54%	56%
Risk-free interest rate	2.5%	2.2%	2.1%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan Awards
	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected life (in years)	0.50	0.50	0.50	0.50
Volatility	43%	50%	43%	50%
Risk-free interest rate	0.3%	0.4%	0.3%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The expected life for stock options and ESPP awards represents the weighted-average period that the stock options or ESPP awards are expected to remain outstanding. Our computation of expected life for stock options was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
We use the historical volatility over the expected term of the options and the ESPP offering period to estimate the expected volatility.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options and ESPP awards. The dividend yield assumption is based on our history and expectation of dividend payouts.
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
For the three months ended July 1, 2011, the Company recorded a provision for income taxes of $0.8 million, compared to a benefit from income taxes of $49,000 for the same period a year ago, inclusive of discrete items. For the six months ended July 1, 2011, the Company recorded a provision for income taxes of $0.2 million, compared to a benefit from income taxes of $2.9 million for the same period a year ago, inclusive of discrete items.
For the three and six months ended July 1, 2011, the difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, non-deductible amortization on foreign intangibles, and federal research and development credits. The discrete items recorded in the six months ended July 1, 2011 principally related to accrued interest on uncertain tax positions, a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations, and foreign currency translation adjustments.
For the three and six months ended July 2, 2010, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, and California research and development credits. The discrete items recorded in the six months ended July 2, 2010 principally related to a benefit associated with the reversal of previously provided foreign income taxes due to expiration of the statute of limitations, a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets, foreign currency translation adjustments, and accrued interest on uncertain tax positions.
In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $53.4 million as of December 31, 2010, and approximately $54.0 million as of July 1, 2011. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $4.4 million in the next 12 months due to statute of limitation expirations.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended July 1, 2011, we recorded a net increase of $0.5 million for interest and penalties related to uncertain tax positions, resulting in a balance at July 1, 2011 of $5.5 million.
The tax years 2003-2010 remain open to examination by various federal, state or foreign taxing jurisdictions.
The Company’s income tax returns for 2007, 2008 and 2009 are currently under examination by the U.S. Internal Revenue Service.
NOTE 12: NET INCOME PER SHARE
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
The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income computations because their effect was antidilutive:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands)
Potentially dilutive equity awards outstanding	10,671	11,755	9,103	11,715

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands, except per share amounts)
Net income (numerator)	$390	$4,445	$906	$9,764

Shares calculation (denominator):
Weighted average shares outstanding — basic	114,939	96,998	114,387	96,845
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	1,359	572	1,756	684

Weighted averages shares outstanding — diluted	116,298	97,570	116,143	97,529

Net income per share — basic	$0.00	$0.05	$0.01	$0.10

Net income per share — diluted	$0.00	$0.05	$0.01	$0.10

NOTE 13: COMPREHENSIVE INCOME
The Company’s total comprehensive income was as follows:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands)
Net income	$390	$4,445	$906	$9,764
Change in unrealized gain (loss) on investments, net	8	(128)	(3)	(344)
Change in unrealized gain (loss) on foreign exchange contracts, net of tax	—	(62)	—	(62)
Foreign currency translation	69	(518)	523	(655)

Total comprehensive income	$467	$3,737	$1,426	$8,703

NOTE 14: SEGMENT INFORMATION
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
The Company’s revenue by product type is summarized as follows:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands)
Video processing products	$51,525	$49,998	$115,283	$88,888
Production and playout products	25,453	—	46,386	—
Edge and access products	40,178	34,263	71,354	69,807
Service and support	16,840	11,283	33,808	21,671

	$133,996	$95,544	$266,831	$180,366

Our revenue by geographic region, based on the location of our customer, and our property and equipment, net by geographic region, is summarized as follows:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Net revenue:
United States	$55,578	$49,259	$114,532	$91,850
International	78,418	46,285	152,299	88,516

	$133,996	$95,544	$266,831	$180,366

	July 1, 2011	December 31, 2010
	(In thousands)
Property and equipment, net:
United States	$31,875	$32,104
International	7,803	7,721

	$39,678	$39,825

Major Customers. For both the three and six months ended July 1, 2011, revenue from Comcast accounted for 11% of net revenue. For the three and six months ended July 2, 2010, revenue from Comcast accounted for 16% and 15% of net revenue, respectively. For the three months ended July 2, 2010, revenue from Echostar accounted for 10% of net revenue. As of July 1, 2011, Comcast accounted for 14% of net accounts receivable.
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

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands)
Balance at beginning of period	$5,263	$3,426	$4,811	$4,186
Accrual for current period warranties	2,171	1,020	4,433	1,470
Warranty costs incurred	(1,856)	(1,252)	(3,666)	(2,462)

Balance at end of period	$5,578	$3,194	$5,578	$3,194

Standby Letters of Credit. As of July 1, 2011, the Company’s financial guarantees consisted of standby letters of credit outstanding, which principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.9 million.
Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through July 1, 2011.
Guarantees. As of July 1, 2011, Harmonic had no other guarantees outstanding.
NOTE 16: LEGAL PROCEEDINGS
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
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•	developing trends in the broadcasting and television business;

•	continuation of customer concentration;

•	capital spending of our customers in the balance of 2011 and beyond;

•	our strategic direction, future business plans and growth strategy;

•	increases in our international revenue;

•	industry and customer consolidation;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business;

•	the expected demand for, and benefits of, our products and services;

•	concentration of revenue sources;

•	anticipated benefits of recent acquisitions;

•	potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of conditions in, and changes to, economies and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.

These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 35 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.
Overview
Harmonic designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver broadcast and on-demand video services to televisions, personal computers and mobile devices. Historically, the majority of our sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, we have been providing our video processing solutions to telecommunications companies, or telcos, broadcasters and other media companies that create video programming or offer video services. In September 2010, we acquired Omneon, Inc., a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon, which is further described below, is complementary to Harmonic’s core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.
Harmonic’s revenue increased by 40% and 48% in the three and six months ended July 1, 2011, respectively, compared to the same periods in 2010. The increase in revenue in the three months ended July 1, 2011 was due, in part, to stronger worldwide customer demand for edge and access solutions, which grew 17% compared to the same period in 2010. The increase in revenue in the six months ended July 1, 2011 was due, in part, to stronger worldwide demand for video processing solutions primarily during the three months ended April 1, 2011, which grew 30% compared to the same period in 2010. In addition, Harmonic’s revenue also increased in the three and six months ended July 1, 2011 as a result of the acquisition of Omneon in September 2010. Omneon’s product revenue, which for the three and six months ended July 1, 2011 was $25.5 million and $46.4 million, respectively, is included in the production and playout product line under “Net Revenue — Consolidated” below. The growth in edge and access revenue in the three months ended July 1, 2011, the growth of video processing revenue in the six months ended July 1, 2011, and the addition of Omneon product revenue in both periods also contributed to the growth in service and support activity related to the associated product solutions, resulting in services and support revenue growth of 49% and 56% in the three and six months ended July 1, 2011, respectively, when compared to the same periods in 2010.
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
Although there was an increase in global economic activity in 2010 and in the first six months of 2011, economic growth may be sluggish during the balance of 2011 and possibly beyond. The severity or length of time that these adverse economic and financial market conditions may persist, or whether such adverse conditions may return in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.
Sales to customers outside of the U.S. in the three and six months ended July 1, 2011 represented 59% and 57% of net revenue, respectively, compared to 48% and 49%, respectively, for the same periods in 2010. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a substantial portion of our net revenue for the foreseeable future, and expect that, partially as a result of the acquisitions of Scopus in 2009 and of Omneon in 2010, our international sales may continue to increase as a percentage of net revenue from year to year.
Further, we have a number of international customers to whom sales are denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 9% of net revenue in the six months ended July 1, 2011, compared to 6% for the same period in 2010. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.
In addition, industry consolidation has in the past constrained, and may in the future constrain, capital spending by our customers. Also, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last two years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Sales to our ten largest customers in the three and six months ended July 1, 2011 accounted for approximately 37% and 35% of revenue, respectively, compared to 51% and 48%, respectively, for the same periods in 2010. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In both the three and six months ended July 1, 2011, sales to Comcast accounted for 11% of net revenue, respectively, compared to 16% and 15%, respectively, for the same periods in 2010. In addition, sales to Echostar accounted for 10% of net revenue in the three months ended July 2, 2010. The loss of Comcast, or any other significant customer, any material reduction in orders by Comcast, or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
We have expanded our international operations and staffing to better support our expansion into international markets. This expansion included the implementation of an international structure that involved, among other things, an international support center in Europe, a research and development cost-sharing arrangement, and certain licenses and other contractual arrangements by and among the Company and its wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired certain license rights to use our existing intellectual property and intellectual property that will be developed or licensed in the future, including Omneon’s existing and future intellectual property. As a result of these changes and an expanding customer base internationally, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods.
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
Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of and for the year ended December 31, 2010, included in our 2010 Form 10-K and the notes to the Condensed Consolidated Financial Statements as of and for the three and six months ended July 1, 2011, included in this Form 10-Q. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements have not changed since December 31, 2010, except as described in Note 1 to the Condensed Consolidated Financial Statements included herein, and are set forth below:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of litigation;

•	Accounting for income taxes, and

•	Stock-based compensation.
Results of Operations
Harmonic’s condensed consolidated statements of operations data for the three and six months ended July 1, 2011 and July 2, 2010, as a percentage of net revenue, is as follows:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net revenue	100%	100%	100%	100%
Cost of revenue	54	52	54	52

Gross profit	46	48	46	48
Operating expenses:
Research and development	19	18	19	19
Selling, general and administrative	24	25	25	25
Amortization of intangibles	2	1	2	—

Total operating expenses	45	44	46	44

Income from operations	1	4	—	4
Interest and other income, net	—	1	—	—

Income before income taxes	1	5	—	4
Provision for (benefit from) income taxes	1	—	—	(1)

Net income	—%	5%	—%	5%

Net Revenue — Consolidated

Harmonic’s consolidated net revenue in the three and six months ended July 1, 2011, compared with the corresponding periods in 2010, are presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue in the three and six months ended July 1, 2011, from the corresponding periods in 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Revenue by type:
Video processing products	$51,525	$49,998	$115,283	$88,888
Production and playout products	25,453	—	46,386	—
Edge and access products	40,178	34,263	71,354	69,807
Service and support	16,840	11,283	33,808	21,671

Net revenue	$133,996	$95,544	$266,831	$180,366

Increase:
Video processing products	$1,527		$26,395
Production and playout products	25,453		46,386
Edge and access products	5,915		1,547
Service and support	5,557		12,137

Total increase	$38,452		$86,465

Percent change:
Video processing products	3%		30%
Production and playout products	—		—
Edge and access products	17		2
Service and support	49		56
Total percent change	40%		48%
The increase in net revenue in the three months ended July 1, 2011, compared to the same period of 2010, was due, in large part, to the revenue contribution resulting from the acquisition of Omneon. Omneon’s product revenue is included in the production and playout product line above. In addition, our revenue increased due to stronger worldwide demand for our edge and access solutions. The addition of Omneon product revenue and the growth in edge and access products revenue of 17% also contributed to the growth in service and support activity related to the associated products, resulting in service and support revenue growth of 49% in the second quarter of 2011, when compared to the same period in 2010.
The increase in net revenue in the six months ended July 1, 2011, compared to the same period of 2010, was due, in large part, to the revenue contribution resulting from the acquisition of Omneon. Omneon’s product revenue is included in the production and playout product line above. In addition, our revenue increased due to stronger worldwide demand for our video processing solutions. The addition of Omneon product revenue and the growth in video processing products revenue of 30% also contributed to the growth in service and support activity related to the associated products, resulting in service and support revenue growth of 56% in the first six months of 2011, when compared to the same period in 2010.
Net Revenue -— Geographic
Harmonic’s domestic and international net revenue in the three and six months ended July 1, 2011, compared with the corresponding periods in 2010, are presented in the table below. Also presented are the related dollar and percentage changes in domestic and international net revenue in the three and six months ended July 1, 2011, from the corresponding periods in 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Net revenue:
United States	$55,578	$49,259	$114,532	$91,850
International	78,418	46,285	152,299	88,516

Total	$133,996	$95,544	$266,831	$180,366

Increase:
United States	$6,319		$22,682
International	32,133		63,783

Total increase	$38,452		$86,465

Percent change:
United States	13%		25%
International	69		72
Total percent change	40%		48%
The increase in U.S. net revenue in the three months ended July 1, 2011, compared to the corresponding period in 2010, was principally due to the addition of Omneon product revenue. The increase in U.S. net revenue in the six months ended July 1, 2011, compared to the corresponding period in 2010, was principally due to the addition of Omneon product revenue and increased video processing revenue and service and support revenue.
International net revenue in the three and six months ended July 1, 2011 increased, compared to the corresponding periods in 2010, primarily due to increased demand from customers in emerging markets and sales of Omneon production and playout products, given that a substantial majority of production and playout net revenues were international. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, with the completion of the acquisition of Omneon in particular, our international revenue may increase as a percentage of our total net revenue from year to year.
Gross Profit
Harmonic’s gross profit and gross profit as a percentage of net revenue in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and six months ended July 1, 2011, from the corresponding periods in 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Gross profit	$61,828	$45,682	$123,683	$86,487
As a percentage of net revenue	46%	48%	46%	48%
Increase	$16,146		$37,196
Percent change	35%		43%
The increase in gross profit in the three and six months ended July 1, 2011, as compared to the corresponding periods in 2010, was primarily due to increased net revenue in 2011. The gross profit percentage of 46% in the three and six months ended July 1, 2011, compared to 48% in the same periods in 2010, was lower principally due to higher amortization of intangibles.
In the three and six months ended July 1, 2011, $5.5 million and $10.6 million, respectively, of amortization of intangibles was included in cost of sales compared to $2.1 million and $4.2 million, respectively, in the corresponding periods of 2010. The higher amortization of intangible expense in 2011 was due to the amortization of intangibles arising from the Omneon acquisition, which was completed in September 2010. We expect to record approximately $10.9 million in amortization of intangibles expenses in cost of sales in the remaining six months of 2011, primarily resulting from the acquisitions of Omneon and Scopus.
Research and Development
Harmonic’s research and development expense and the expense as a percentage of consolidated net revenue in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and six months ended July 1, 2011, from the corresponding periods of 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Research and development	$25,662	$16,977	$51,811	$33,943
As a percentage of net revenue	19%	18%	19%	19%
Increase	$8,685		$17,868
Percent change	51%		53%
The increase in research and development expense in the three months ended July 1, 2011, compared to the corresponding period in 2010, was primarily the result of increased compensation expense of $5.2 million, increased outside engineering services of $1.3 million, increased facilities related expenses of $1.2 million and increased stock-based compensation expense of $0.6 million.
The increase in research and development expense in the six months ended July 1, 2011, compared to the corresponding period in 2010, was primarily the result of increased compensation expense of $10.1 million, increased facilities related expenses of $2.9 million, increased outside engineering services of $2.8 million and increased stock-based compensation expense of $1.3 million.
The increased compensation expense, outside engineering services and stock-based compensation expense were primarily due to increased engineering headcount and activities resulting from the Omneon acquisition, as well as additional hiring of employees engaged in engineering activities. The increased facilities related expenses were primarily due to additional depreciation of building improvements and lab equipment costs resulting from the Omneon acquisition.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense and the expense as a percentage of consolidated net revenue in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in selling, general and administrative expense in the three and six months ended July 1, 2011, from the corresponding periods of 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Selling, general and administrative	$32,543	$24,074	$66,107	$44,919
As a percentage of net revenue	24%	25%	25%	25%
Increase	$8,469		$21,188
Percent change	35%		47%
The increase in selling, general and administrative expense in the three months ended July 1, 2011, compared to the corresponding period in 2010, was primarily a result of increased compensation expense of $5.1 million, increased travel expense of $1.3 million, increased program marketing and third party commission expense of $1.2 million, increased facilities related expense of $1.0 million, increased stock-based compensation expense of $0.8 million and increased consulting and professional service expense of $0.6 million, partially offset by the absence of $2.4 million of acquisition related costs incurred in 2010 in connection with the acquisition of Omneon.
The increase in selling, general and administrative expense in the six months ended July 1, 2011, compared to the corresponding period in 2010, was primarily a result of increased compensation expense of $11.1 million, increased stock-based compensation expense of $2.6 million, increased program marketing and third party commission expense of $2.5 million, increased travel expense of $2.2 million, increased facilities related expense of $2.2 million and increased consulting and professional service expense of $1.5 million, partially offset by the absence of $2.4 million of acquisition related costs incurred in 2010 in connection with the acquisition of Omneon.
The increased compensation expense, stock-based compensation expense, marketing and selling expense and travel expense is primarily due to increased headcount resulting from the Omneon acquisition and higher commission expense resulting from increased net revenue in 2011. The increase in consulting and professional service expense is related to higher temporary headcount and additional consulting resources being used in general and administrative activities. The increased facilities related expense was partially due to the additional $0.5 million of excess facilities reserve recorded in the first quarter of 2011 related to Omneon’s headquarters in Sunnyvale, California.
Amortization of Intangibles
Harmonic’s amortization of intangible assets and the expense as a percentage of consolidated net revenue in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and six months ended July 1, 2011, from the corresponding periods of 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Amortization of intangibles	$2,230	$534	$4,459	$1,067
As a percentage of net revenue	2%	1%	2%	—%
Increase	$1,696		$3,392
Percent change	318%		318%
The increases in the amortization of intangibles expense in the three and six months ended July 1, 2011, compared to the corresponding periods in 2010, were primarily due to the amortization of intangible assets obtained in connection with the acquisition of Omneon during the third quarter of 2010. Harmonic expects to record a total of approximately $4.4 million in amortization of intangibles expense in operating expenses in the remaining nine months of 2011, primarily resulting from the acquisitions of Scopus and Omneon.
Interest Income, Net
Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net revenue in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in interest income, net, in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Interest income, net	$74	$425	$166	$809
As a percentage of net revenue	—%	—%	—%	—%
Decrease	$(351)		$(643)
Percent change	(83)%		(79)%
The decreases in interest income, net in the three and six months ended July 1, 2011, compared to the corresponding periods of 2010, were primarily due to lower cash and short-term investments portfolio balances during the periods, principally resulting from cash used in the Omneon acquisition, and lower interest rates earned on the portfolio balances.
Other Expense, Net
Harmonic’s other expense, net, and other expense, net, as a percentage of consolidated net revenue in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in other expense, net, in the three and six months ended July 1, 2011, from the corresponding periods of 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Other expense, net	$299	$126	$406	$497
As a percentage of net revenue	—%	—%	—%	—%
Increase (Decrease)	$173		$(91)
Percent change	137%		(18)%
The increase in other expense, net, in the three months ended July 1, 2011, compared to the corresponding period of 2010, was primarily due to foreign exchange losses on accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar.
The decrease in other expense, net, in the six months ended July 1, 2011, compared to the corresponding period of 2010, was primarily due to lower indirect taxes, offset partially by foreign currency exchange losses on balances denominated in currencies other than the U.S. dollar.
Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes, as a percentage of consolidated net revenue, in the three and six months ended July 1, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the three and six months ended July 1, 2011, from the corresponding periods of 2010.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
		(In thousands, except percentages)
Provision for (benefit from) income taxes	$778	$(49)	$160	$(2,894)
As a percentage of net revenue	1%	—%	—%	(1)%
Increase	$827		$3,054
Percent change	(1,688)%		(106)%
The increase in the provision for income taxes in the three months ended July 1, 2011, compared to the same period in 2010, was primarily attributable to lower reversals of foreign taxes previously accrued as uncertain tax benefits due to an expiration of the statute of limitations.
The increase in the provision for income taxes in the six months ended July 1, 2011, compared to the same period in 2010, was primarily attributable to lower reversals of foreign taxes previously accrued as uncertain tax benefits due to an expiration of the statute of limitations, translation adjustments and accrued interest on uncertain tax positions. The increase also resulted from a reduction in the valuation allowance on the California deferred tax assets in the six months ended July 2, 2010, due to an increase in the estimated amount of income that will be apportioned to California based on anticipated changes in the geographic mix of sales and a reallocation of expenses between legal entities, that did not reoccur in the six months ended July 1, 2011.
The Company’s income tax returns for 2007, 2008 and 2009 are currently under examination by the U.S. Internal Revenue Service. See “Risk Factors — Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows” for additional information.
Liquidity and Capital Resources

	Six months ended
	July 1, 2011	July 2, 2010
	(In thousands)
Net cash provided by operating activities	$9,140	$5,483
Net cash provided by (used in) investing activities	(49,167)	13,917
Net cash provided by financing activities	13,703	16,218

As of July 1, 2011, cash, cash equivalents and short-term investments totaled $134.3 million, compared to $120.4 million as of December 31, 2010. Cash provided by operations in the six months ended July 1, 2011 was $9.1 million, resulting from net income of $0.9 million, increased by an aggregate of $33.5 million in non-cash charges and decreased by an aggregate of $25.3 million in net change in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation and depreciation. The net change in assets and liabilities included: (a) increases in accounts receivable and inventories, which was partially offset by a decrease in prepaid expenses; and (b) decreases in income taxes payable and accrued and other liabilities, which was partially offset by increases in accounts payable and deferred revenue. The increase in accounts receivable is due to the non-linearity of invoicing in the six months ended July 1, 2011. The decrease in accrued and other liabilities was principally attributable to payment in 2011 of incentive compensation accruals from 2010.
Cash provided by operations in the six months ended July 2, 2010 was $5.5 million, resulting from net income of $9.8 million, increased by an aggregate of $16.0 million in non-cash charges and decreased by an aggregate of $20.3 million in net change in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation and depreciation. The net change in assets and liabilities included: (a) increases in accounts receivable and inventories; and (b) decreases in accounts payable, income taxes payable, accrued excess facility costs and accrued and other liabilities, which was partially offset by an increase in deferred revenue. The increase in accounts receivable is due to higher shipments in the six months ended July 2, 2010. The decrease in accrued and other liabilities was principally attributable to payment in 2010 of incentive compensation accruals from 2009.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including, without limitation, fluctuations in our operating results, shipment and invoicing linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments. We typically pay our annual incentive compensation for a year to employees in the first quarter of the next year.
Net cash used in investing activities was $49.2 million in the six months ended July 1, 2011, principally resulting from the purchase of short-term investments of $62.0 million and capital expenditures of $8.5 million, offset by proceeds from the sale and maturity of investments of $21.6 million. Harmonic currently expects capital expenditures will be in the range of $14 million to $16 million during 2011, approximately 50% of which has been incurred in the six months ended July 1, 2011.
Net cash provided by investing activities was $13.9 million in the six months ended July 2, 2010, resulting from proceeds from the maturity of investments of $66.1 million, offset by the purchase of investments of $39.0 million and capital expenditures of $13.2 million.
Net cash provided by financing activities of $13.7 million in the six months ended July 1, 2011 was the result of net proceeds from the issuance of common stock related to our stock plans. Net cash provided by financing activities of $16.2 million in the six months ended July 2, 2010 was the result of proceeds received from lessor financing of building construction for our new headquarters of $12.4 million and net proceeds from the issuance of common stock related to our stock plans of $3.8 million.
In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to adverse market conditions. Our inability to sell all or some of our short-term investments at par or our cost, or any rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition. Nevertheless, we believe that our existing liquidity sources will satisfy our presently contemplated cash requirements for the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated opportunities, or to strengthen our financial position.
In addition, we often review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities, or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market or acquisition opportunities, to develop new products, or to otherwise respond to competitive pressures.
Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including the U.S. and global economic situation, a potential downgrade of the credit rating of the United States related to issues arising out of the recent increase in the U.S. debt ceiling, European sovereign debt concerns, and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements
None as of July 1, 2011.
Contractual Obligations and Commitments
There were no significant changes to our contractual obligations and commitments in the six months ended July 1, 2011, from the information presented in our 2010 Form 10-K.
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
Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 9% and 6% of net revenue in the first half of 2011 and 2010, respectively. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At July 1, 2011, we had a forward exchange contract to sell Euros totaling $3.8 million. This forward exchange contract matured in July 2011. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot provide assurances that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.
Interest Rate Risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic has no borrowings under its bank line of credit. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in “accumulated other comprehensive income”. As of July 1, 2011, gross unrealized gains were nominal. If the credit markets deteriorate, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of July 1, 2011, our cash, cash equivalents and short-term investments balance was $134.3 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of July 1, 2011.
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
Changes in internal controls.
On September 15, 2010, we acquired Omneon and, as a result, we are in the process of integrating the processes, systems and controls relating to Omneon into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of Omneon, there have not been any changes in the Company’s internal control over financial reporting during the six months ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We depend on cable, satellite and telco, and broadcast and media industry capital spending for a substantial majority of our revenue and any material decrease or delay in capital spending in any of these industries would negatively impact our operating results, financial condition and cash flows.
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
The financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in 2010 and the first six months of 2011, economic growth may be sluggish during the balance of 2011 and possibly beyond. The severity or length of time that economic and financial market conditions may be sluggish, or whether such adverse conditions may return in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.
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
The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average selling prices. Pressure on average selling prices was particularly severe during previous economic downturns as equipment suppliers competed aggressively for customers’ reduced capital spending, and we experienced similar pressure during the recent economic slowdown.
Our principal competitors for edge and access products include Cisco Systems, Motorola and Arris. In the video processing solutions market, we compete broadly with products from vertically integrated system suppliers, including Motorola, Cisco Systems, and Ericsson, and, in certain product lines, with a number of smaller companies. Our principal competitors for our production and playout products are Harris, Grass Valley, SeaChange and Avid.

Many of our competitors are substantially larger, and have greater financial, technical, marketing and other resources, than us. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet our customers changing needs. However, we may not be successful in those efforts if, among other things, our products:
•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards and architectures;

•	fail to meet market acceptance or customer requirements; or

•	are ahead of their market.
We are currently developing and marketing products based on established video compression standards. Encoding products based on the MPEG-2 compression standards have historically represented a significant portion of our revenue. Other standards, such as MPEG-4 AVC/H.264, that have been adopted provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders and transcoders, based on these new standards in order to remain competitive, and are continuing to devote considerable resources to these efforts. In addition, we have launched an encoding platform that is capable of being configured for both MPEG-2 and MPEG-4, in both standard definition and HD formats. At the same time, we need to devote development resources to the existing MPEG-2 standard that many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in HD encoding or transcoding.

In addition, our customers are paying more attention to audio products and features than they have in the past. This enhanced attention to audio is likely to result in additional product requirements and the related need for more development and support staff with audio expertise and training. We cannot provide assurances that our efforts to develop enhanced audio products and features will be successful in the near future, or at all.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or customer’s services or products;

•	the timing and amount of orders, especially from significant customers;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	the timing of our development of custom products and software;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	impact of new revenue recognition accounting standards, which are effective in 2011;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	impairment of our goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our effective tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, changes in our effective state tax rates, including as a result of apportionment, and changes in our mix of domestic versus international revenue, as well as any changes to tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.
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
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last three years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Sales to our ten largest customers in the six months ended July 1, 2011 and in 2010 and 2009 accounted for approximately 35%, 44% and 47% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the six months ended July 1, 2011 and in 2010 and 2009, revenue from Comcast accounted for approximately 11%, 17% and 16%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
If we do not realize improvement in our operating results and other benefits expected from our acquisition of Omneon, our business may be adversely affected and our stock price could decline.
Our September 2010 acquisition of Omneon, a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content, involves the integration of a business that had previously operated independently. The integration of a previously independent company into the acquiring company’s operations is a challenging, time-consuming and costly process. While the integration process for Omneon began in September 2010, when the Omneon acquisition was consummated, it may take additional time to complete the process fully. It is possible that the process of fully integrating Omneon could result in our inability to fully realize the expected synergies and other benefits of the acquisition, the loss of key employees, the disruption of our ongoing businesses and that of Omneon, and inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, and would involve many of the other risks of any acquisition described in the risk factor concerning acquisitions on page 46. In addition, the successful combination of the companies requires the dedication of significant management resources, which could divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize the anticipated benefits from the acquisition of Omneon, on a timely basis or at all. If we are unable to realize these benefits, our goal of expanding into the markets on which Omneon focuses and our business, in general, may be adversely affected.
We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.
Revenue derived from customers outside of the U.S. in the six months ended July 1, 2011 and in 2010 and 2009 represented approximately 57%, 50% and 49% of our revenue, respectively. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:
•	a slowdown or leveling off in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;
•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, particularly in emerging market countries;

•	compliance with the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries; and

•	impact of the recently escalating social and political unrest in the Middle East.
In the past, certain of our international customers accumulated significant levels of debt and engaged in reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we had seen in the past.
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
Future demand for many of our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, HDTV, IPTV, mobile video services (particularly streaming to tablet computers and other mobile devices), and very high-speed data services. The market demand for such emerging services is rapidly growing, with many de facto or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.
The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as:
•	video compression standards, such as MPEG-4 AVC/H.264, for both standard definition and high definition services;
•	fiber to the premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telcos;
•	the greater use of protocols such as IP;
•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and
•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders (or PVRs), iPads and other tablet computers, and a variety of “smartphone” mobile devices.
If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our revenue will be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends and requirements will affect the growth of our business. These trends and requirements include the following:
•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the entry of telcos into the video business;

•	the emergence of ATSC mobile handheld as a viable content delivery system;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	increased consumer interest in 3D television and content;

•	the need to develop partnerships with other companies involved in the new broadband services;

•	the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.
If we fail to recognize and respond to these trends, by timely developing products, features and services required by these trends, we are likely to lose revenue opportunities and our results of operations, financial condition and cash flow could be materially and adversely affected.

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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on contractors for manufacturing and installation, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over costs, quality and timely delivery of components, subassemblies or modules and timely installation of products. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. While we expend resources to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.
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
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Either such charge to expense could have a material and adverse effect on our results of operations for the applicable period. In addition, recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.
We have been notified by the Internal Revenue Service that our 2007, 2008 and 2009 U.S. corporate income tax return has been selected for audit. These audits commenced in the second quarter of 2011. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and results of operations could be materially and adversely impacted in the period of adjustment.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telco industry have extensive patent portfolios. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us. Any future intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities and temporary or permanent injunctions and require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages, could require that we pay ongoing royalty payments or could prohibit us from selling certain of our products. Any such outcome could have a material adverse effect on our business, operating results, financial position and cash flows.
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
In addition to the litigation discussed elsewhere herein, we may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, financial position and cash flows.
As an example, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products sold to the customer by Harmonic or its acquired companies. Many of these notices arise out of a spate of patent infringement claims, and related litigation, made by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. Few of the notices we have received from a customer with respect to its indemnification rights related to the MPT litigation have demanded that we provide a defense for the customer against such claims or litigation, currently reimburse the customer for its costs of such defense, or pay any other specified sum to the customer. At this time, we cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether any of the claims may result in a settlement or judgment against a customer defendant, or whether we would have liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our customers makes an indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we could be obligated to pay amounts to such customers that would materially and adversely affect our operating results, financial condition and cash flows.
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

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and is likely to continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target chooses to be acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we may, in each of those acquisitions:
•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt to finance the acquisition or assume substantial debt in the acquisition;

•	incur significant acquisition-related expenses;

•	assume substantial liabilities, contingent or otherwise; or

•	expend significant cash.
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
Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009 and the first half of 2010. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008. It is possible that such adverse economic conditions may return in the second half of 2011 or beyond.
In the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put further strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world. Further, if the U.S. government’s credit rating is lowered as a result of issues arising out of the recent increase in the US debt ceiling, the effect of such event is likely to have a material adverse affect on the US economy and possibly the economies of most, if not all, of the other countries in the world. The impact of either of the issues discussed above could have a material adverse affect on our business, operating results, financial condition and cash flows.
During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S. or other key markets, or deteriorate, we could experience a material and adverse impact on our business, results of operations, financial condition and cash flows.

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
Taking into account the acquisition of Omneon and the use of approximately $153.3 million of cash to complete the transaction, we believe that our existing cash of $134.3 million, at July 1, 2011, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in the financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
In recent years, the Company has grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in the first quarter of 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in September 2010, we added 286 employees, most of whom are based in the U.S. In addition, as of July 1, 2011, we have 452 employees in our international operations, representing approximately 40% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in that regard, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results and financial condition.
Our failure to adequately protect our proprietary rights may adversely affect us.
As of July 1, 2011, we hold 56 issued U.S. patents and 13 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
We maintain facilities in two locations in Israel with a total of 220 employees, or approximately 19% of our worldwide workforce, as of July 1, 2011. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management, for one product line, and sales activities.
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
For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure, power availability and economy. These events have adversely affected the operations of our customers, distributors and suppliers located in Japan.
As a result of such impacts, our customers in Japan, and potentially in other countries, may ultimately postpone or reduce their orders for our products, which could adversely affect our revenue, cash flows and results of operations. In addition, our suppliers in Japan, and potentially in other countries, may be unable to provide us with components consistent with our requirements as to quality, quantity and particularly timeliness, which could cause delays in production and shipment of our products, loss of sales, increases in costs and lower gross margins, which could adversely affect our operating results, cash flows and financial condition. Furthermore, if we are required to obtain one or more new suppliers for components or use alternative components in our products, we may need to conduct additional testing of our products to ensure those components meet our quality and performance standards, all of which could delay shipments to our customers and adversely affect our operating results and cash flows.
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
To date, we have not experienced significant disruptions in the supply of components for our products or in the manufacture of our products by our third-party manufacturers, or in orders from our Japanese distributors or customers, as a result of those events. However, we can provide no assurance that those events will not have a material adverse impact on our business in the future. We are currently unable to quantify the depth or duration or the impact these events may have on the Company, but we continue to take actions to mitigate any potential impact through the use of inventory buffer policies and alternative sourcing, as appropriate.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Index
10.45(i)*	Change of Control Severance Agreement between Harmonic Inc. and Mark Carrington, effective as of May 10, 2011

10.46	Amendment No. 9 to Second Amended and Restated Loan and Security Agreement

10.47	Amendment No. 10 to Second Amended and Restated Loan and Security Agreement

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets at July 1, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 1, 2011 and July 2, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2011 and July 2, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(i)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, dated May 16, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.
By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 10, 2011