Form 10-Q
period 2011-09-30
HARMONIC INC
filed 2011-11-09
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-25826

HARMONIC INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0201147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4300 North First Street

San Jose, CA 95134

(408) 542-2500

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 28, 2011 was 116,018,310.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,235	$96,533
Short-term investments	65,648	23,838
Accounts receivable, net of allowances of $8,544 and $5,897 at September 30, 2011 and December 31, 2010, respectively	116,429	101,652
Inventories	65,155	58,065
Deferred income taxes	39,849	39,849
Prepaid expenses and other current assets	22,133	28,614

Total current assets	384,449	348,551
Property and equipment, net	39,379	39,825
Goodwill	212,443	211,878
Intangibles, net	95,303	118,070
Other assets	1,866	2,062

Total assets	$733,440	$720,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,918	$26,300
Income taxes payable	655	6,791
Deferred revenue	37,125	46,279
Accrued liabilities	39,761	51,283

Total current liabilities	108,459	130,653
Accrued excess facility costs, long-term	1,334	1,153
Income taxes payable, long-term	49,855	48,883
Deferred income taxes, long-term	12,570	14,849
Other non-current liabilities	7,168	4,645

Total liabilities	179,386	200,183

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 115,895 and 112,360 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	116	112
Capital in excess of par value	2,427,000	2,397,671
Accumulated deficit	(1,872,416)	(1,876,868)
Accumulated other comprehensive loss	(646)	(712)

Total stockholders’ equity	554,054	520,203

Total liabilities and stockholders’ equity	$733,440	$720,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except per share amounts)
Product revenue	$121,954	$90,597	$354,977	$249,292
Service revenue	16,917	14,187	50,725	35,857

Net revenue	138,871	104,784	405,702	285,149
Product cost of revenue	62,257	50,305	181,690	133,208
Service cost of revenue	7,207	4,233	20,289	11,044
Amortization of intangibles	5,446	2,714	16,079	6,878

Total cost of revenue	74,910	57,252	218,058	151,130

Gross profit	63,961	47,532	187,644	134,019

Operating expenses:
Research and development	25,638	19,002	77,449	52,946
Selling, general and administrative	32,254	25,999	98,361	70,917
Amortization of intangibles	2,229	959	6,688	2,026

Total operating expenses	60,121	45,960	182,498	125,889
Income from operations	3,840	1,572	5,146	8,130
Interest income, net	90	165	256	974
Other income (expense), net	381	(405)	(25)	(903)

Income before income taxes	4,311	1,332	5,377	8,201
Provision for (benefit from) income taxes	765	1,693	925	(1,202)

Net income (loss)	$3,546	$(361)	$4,452	$9,403

Net income (loss) per share:
Basic	$0.03	$(0.00)	$0.04	$0.10

Diluted	$0.03	$(0.00)	$0.04	$0.10

Weighted average shares:
Basic	115,791	100,246	114,855	97,975

Diluted	116,208	100,246	116,005	98,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2011	October 1, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$4,452	$9,403
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	22,767	8,904
Depreciation	10,306	6,696
Stock-based compensation	16,099	10,180
Net loss on disposal of fixed assets	450	73
Deferred income taxes	(2,218)	(57)
Other non-cash adjustments, net	564	1,344
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,783)	(10,531)
Inventories	(7,157)	(11,088)
Prepaid expenses and other assets	7,176	(1,786)
Accounts payable	5,117	(1,898)
Deferred revenue	(9,610)	994
Income taxes payable	(5,927)	(104)
Accrued excess facility costs	120	(5,230)
Accrued and other liabilities	(6,967)	(5,688)

Net cash provided by operating activities	20,389	1,212

Cash flows from investing activities:
Purchases of investments	(76,164)	(39,035)
Proceeds from maturities of investments	15,522	83,689
Proceeds from sales of investments	18,248	32,609
Acquisition of property and equipment	(12,373)	(29,837)
Acquisition of Omneon, net of cash acquired	—	(153,254)
Other acquisitions	(250)	—

Net cash used in investing activities	(55,017)	(105,828)

Cash flows from financing activities:
Proceeds from lease financing liability	—	18,833
Proceeds from issuance of common stock, net	13,301	3,918

Net cash provided by financing activities	13,301	22,751

Effect of exchange rate changes on cash and cash equivalents	29	(89)

Net decrease in cash and cash equivalents	(21,298)	(81,954)
Cash and cash equivalents at beginning of period	96,533	152,477

Cash and cash equivalents at end of period	$75,235	$70,523

Supplemental disclosures of cash flow information:
Income tax payments, net	$7,630	$984
Non-cash investing and financing activities:
Issuance of restricted common stock in Omneon acquisition	—	95,938
Fair value of vested portion of stock options and restricted stock units assumed in Omneon acquisition	—	2,125

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

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements included in its 2010 Form 10-K. With the exception of revenue recognition discussed below, there have been no significant changes to these policies and no recently adopted accounting pronouncements or changes in accounting pronouncements, during the nine months ended September 30, 2011, that are of significance or potential significance to the Company.

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

Revenue from product sales, excluding the revenue generated from service-related solutions, which is discussed below, is recognized when risk of loss and title have transferred, which is generally upon shipment or delivery, or once all applicable revenue recognition criteria have been met. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience.

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

TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for competitors’ products or services. Generally, the Company’s go-to-market strategy differs from that of its competitors’ and the Company’s offerings contain a significant level of differentiation, such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what competitor similar products’ selling prices are on a stand-alone basis.

When the Company is unable to establish fair value of non-software deliverables using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of using BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors, including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with Company’s management, taking into consideration the Company’s go-to-market strategy.

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

Total revenue, as reported, and pro forma total revenue that would have been reported for the three and nine months ended September 30, 2011 if the transactions entered into after December 31, 2010 had been subject to previous accounting guidance, are shown in the following table:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands)
Net revenue	$138,871	$132,026	$405,702	$393,565

The impact of the revised accounting guidance on net revenue during the three and nine months ended September 30, 2011 was attributable to the ability to assign a relative selling price to undelivered elements, which previously required VSOE (such as undelivered firmware updates on hardware products), and the reallocation of consideration from revenue deliverables.

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

Revenue from distributors and system integrators is recognized on delivery of the related products, provided all other revenue recognition criteria have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the Company’s Consolidated Statements of Operations.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance, as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption is prohibited. The Company does not expect the adoption of these reporting requirements to have a material impact on its consolidated results of operations or financial condition.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption is permitted. Full retrospective application is required under both presentation alternatives. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB approved an accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2012 and early adoption is permitted.

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

The acquisition of Omneon was intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers that produce and distribute digital video content, such as broadcasters, satellite operators, content owners and other media companies. The acquisition was also intended to broaden Harmonic’s technology and product lines with digital storage and playout solutions that complement Harmonic’s existing video processing products. In addition, the acquisition provided an assembled workforce and the implicit value of future cost savings as a result of combining entities, and was expected to provide Harmonic with future, but then unidentified, new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Omneon’s net tangible and intangible assets acquired, resulting in goodwill of approximately $147.8 million that was recorded in connection with this acquisition.

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

The assets and liabilities of Omneon shown in the purchase price allocation below were recorded at fair value at the date of acquisition. The Company has continued to evaluate certain assets and liabilities as new information was obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded resulted in a corresponding adjustment to goodwill. The measurement period for such changes terminated one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under prior accounting guidance. There are no contingent consideration arrangements in connection with the acquisition.

The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from September 15, 2010, the date of acquisition. The following table summarizes the final allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

	(In thousands)
Cash acquired		$40,485
Accounts receivable (Gross amount due from accounts receivable of $17,760)		17,055
Inventory		11,010
Fixed assets		12,093
Deferred income tax assets		18,021
Other tangible assets acquired		3,294
Intangible assets:
Existing technology	$50,800
In-process technology	9,000
Patents/core technology	9,800
Customer contracts and related relationships	29,200
Trademarks and tradenames	4,000
Maintenance agreements and related relationships	5,500
Order backlog	800

		109,100
Goodwill		147,750

Total assets acquired		358,808
Accounts payable		(6,829)
Deferred revenue		(6,399)
Deferred income tax liabilities		(42,575)
Other accrued liabilities		(11,203)

Net assets acquired		291,802
Less: cash acquired		(40,485)

Net purchase price		$251,317

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

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the three and nine months ended October 1, 2010 summarizes the combined results of operations as if the Omneon acquisition had been completed on January 1, 2010. The unaudited pro forma financial information for the three and nine months ended October 1, 2010 combines the results for Harmonic for the three and nine months ended October 1, 2010 and the historical results of Omneon for the three and nine months ended September 30, 2010.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three months ended	Nine months ended
	October 1, 2010	October 1, 2010
	(In thousands, except per share amounts)
Net revenue	$128,198	$368,709
Net loss	(2,852)	(4,940)
Net loss per share - basic and diluted	(0.03)	(0.04)

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the nine months ended September 30, 2011, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)

September 30, 2011
Cash equivalents:
Money market funds	$45,256	$—	$—	$45,256
Short-term investments:
State, municipal and local government agencies bonds	—	34,167	—	34,167
Corporate bonds	—	18,297	—	18,297
U.S. federal government bonds	—	8,586	—	8,586
Commercial paper	—	4,598	—	4,598

Total	$45,256	$65,648	$—	$110,904

December 31, 2010
Cash equivalents:
Money market funds	$68,395	$—	$—	$68,395
Short-term investments:
State, municipal and local government agencies bonds	—	11,931	—	11,931
Corporate bonds	—	11,907	—	11,907

Total	$68,395	$23,838	$—	$92,233

At September 30, 2011 and December 31, 2010, maturities of short-term investments are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Short-term investments:
Less than one year	$37,888	$21,174
Due in 1 - 2 years	11,555	2,664
Due in 3 - 30 years (1)	16,205	—

Total short-term investments	$65,648	$23,838

(1)	Represents the final maturity of variable rate demand notes. These securities have a put right on the part of the Company which allows the Company to put the security to the issuer, generally within a month of the balance sheet date. Should the Company exercise its put option on the put date, it is entitled to receive the par value of the security plus any accrued interest.

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2011
State, municipal and local government agencies bonds	$34,135	$37	$(5)	$34,167
Corporate bonds	18,321	—	(24)	18,297
U.S. federal government bonds	8,584	3	(1)	8,586
Commercial paper	4,598	—	—	4,598

Total	$65,638	$40	$(30)	$65,648

December 31, 2010
State, municipal and local government agencies bonds	$11,915	$20	$(4)	$11,931
Corporate bonds	11,894	20	(7)	11,907

Total	$23,809	$40	$(11)	$23,838

Impairment of Investments

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s relative competitive position within the industry. At the present time, the Company does not intend to sell its investments that have unrealized losses included in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses included in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on our evaluation of available evidence as of September 30, 2011.

As of September 30, 2011, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVENTORIES

The following is a summary of inventory as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$12,857	$10,378
Work-in-process	4,159	2,324
Finished goods	48,139	45,363

	$65,155	$58,065

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES

The following is a summary of goodwill and intangible assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$136,163	$(76,545)	$59,618	$127,146	$(60,453)	$66,693
In-process technology	—	—	—	9,000	—	9,000
Customer relationships/contracts	67,099	(40,637)	26,462	67,098	(36,117)	30,981
Trademarks and tradenames	11,364	(7,293)	4,071	11,361	(6,060)	5,301
Supply agreements	3,419	(3,419)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(1,948)	5,152	7,100	(1,008)	6,092
Software license, intellectual property and assembled workforce	309	(309)	—	309	(306)	3
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Subtotal of identifiable intangibles	228,254	(132,951)	95,303	228,228	(110,158)	118,070
Goodwill	212,443	—	212,443	211,878	—	211,878

Total goodwill and other intangibles	$440,697	$(132,951)	$307,746	$440,106	$(110,158)	$329,948

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

(In thousands)
Balance at December 31, 2010	$211,878
Adjustment to deferred tax asset associated with the acquisition of Omneon	(527)
Adjustment to income tax payable associated with the acquisition of Omneon	771
Adjustment to fixed assets associated with the acquisition of Omneon	298
Foreign currency translation adjustment	23

Balance at September 30, 2011	$212,443

For the three and nine months ended September 30, 2011, the Company recorded a total of $7.7 million and $22.8 million of amortization expense for identified intangibles, of which $5.4 million and $16.1 million was included in cost of revenue, respectively. For the three and nine months ended October 1, 2010, the Company recorded a total of $3.7 million and $8.9 million of amortization expense for identified intangibles, of which $2.7 million and $6.9 million was included in cost of revenue, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2011 (remaining 3 months)	$5,423	$2,219	$7,642
2012	20,504	8,715	29,219
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$59,618	$35,685	$95,303

NOTE 7: RESTRUCTURING AND EXCESS FACILITIES

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

As of September 30, 2011, accrued excess facilities costs totaled $3.0 million, of which $1.7 million was included in current accrued liabilities. During the nine months ended September 30, 2011, the Company incurred cash outlays of $1.4 million related to vacated facilities, principally for lease payments, property taxes, insurance and other maintenance fees, and received sublease income of $1.1 million.

The following table summarizes the activity in the restructuring accrual during the nine months ended September 30, 2011:

Excess Facilities
(In thousands)
Balance at December 31, 2010	$2,920
Provisions	517
Sublease income	1,050
Cash payments	(1,447)

Balance at September 30, 2011	$3,040

NOTE 8: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 25, 2012. As of September 30, 2011, other than standby letters of credit and guarantees (Note 15), there were no amounts outstanding under the line of credit facility and there were no borrowings in the nine months ended September 30, 2011. This facility, which became effective in August 2011, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of September 30, 2011, the Company’s ratio under that covenant was 3.61 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At September 30, 2011, Harmonic was in compliance with the covenants under the line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 30, 2011) or LIBOR for the desired borrowing period (an annualized rate of 0.24% for a one month borrowing period at September 30, 2011) plus 1.75%. Borrowings are not collateralized.

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

NOTE 10: BENEFIT PLANS

Stock Based Incentive Plans. The Company has three active stock based incentive plans; the 1995 Stock Plan (the “Stock Plan”), the 2002 Director Stock Plan (the “Director Plan”), and the Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2011, (a) an aggregate of 18,932,442 shares of common stock are reserved for issuance under the Stock Plan, 8,135,756 of which remained available for grant, 7,076,428 of which were subject to outstanding stock option grants and 3,720,258 of which were restricted stock units (“RSUs”) subject to vesting, (b) an aggregate of 619,162 shares of common stock are reserved for issuance under the Director Plan, 163,317 of which remained available for grant, 380,000 of which were subject to outstanding stock option grants and 75,845 of which were RSUs subject to vesting, and (c) an aggregate of 2,829,786 shares of common stock are reserved for issuance under the ESPP. In addition, the Company has various inactive stock based incentive plans, such as the assumed Omneon plans described below. As of September 30, 2011, an aggregate of 1,864,091 shares of common stock are reserved for issuance under the inactive plans, 1,603,915 of which were subject to outstanding stock option grants and 260,176 of which were RSUs subject to vesting.

Stock Plan. Under the Stock Plan, both stock options and RSUs may be granted to employees and consultants of Harmonic. Stock options have a maximum term of seven years and generally vest 25% at one year from date of grant and an additional 1/48 per month thereafter. Stock options are granted with exercise prices equal to the fair market value of the common stock at the date of grant. Restricted stock units (“RSUs”) have no exercise price and generally vest over four years, with 25% vesting at one year from date of grant or the vesting commencement date chosen for the award and either an additional 1/16 per quarter or 1/8 semiannually thereafter. Each award of options or RSUs with an exercise price below 100% of the fair market value on the grant date (or no exercise price, in the case of RSUs) would decrease the Stock Plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the Stock Plan reserve by 1.5 shares for every unit or share forfeited. In the nine months ended September 30, 2011, 1,856,000 RSUs, with an aggregate grant date fair value of $16.8 million, were granted to employees. In the nine months ended October 1, 2010, 1,637,000 RSUs, with an aggregate grant date fair value of $10.3 million, were granted to employees. Certain stock option and RSU awards provide for accelerated vesting if there is a change in control and a subsequent involuntary termination of the award holder.

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

Director Plan. In May 2002, Harmonic’s stockholders approved the Director Plan. Under the Director Plan, both non-statutory stock options and RSUs may be granted to certain non-employee directors of Harmonic. Each award of RSUs would decrease the Director Plan reserve 1.5 shares for every unit granted and any forfeitures of unvested RSUs would increase the Director Plan reserve by 1.5 shares for every unit forfeited. RSUs have no exercise price and vest either after one year from the grant date or on the vesting date chosen for such award. Stock options are granted at the fair market value of the common stock on the date of grant and have a maximum term of seven years. Initial option grants generally vest monthly over three years, and subsequent grants generally vest monthly over one year. In the nine months ended September 30, 2011, 75,845 RSUs, with an aggregate grant date fair value of $0.7 million, were granted to non-employee directors. In the nine months ended October 1, 2010, 87,367 RSUs, with an aggregate grant date fair value of $0.5 million, were granted to non-employee directors.

A summary of share-based award activity under all stock based plans during the nine months ended September 30, 2011 is as follows:

Shares Available for Grant
(In thousands)
Balance at December 31, 2010	10,449
Options granted	(913)
Restricted stock units granted	(2,784)
Options cancelled	556
Restricted stock units cancelled	951
Options expired	40

Balance at September 30, 2011	8,299

The following table summarizes RSU activity under all stock based plans during the nine months ended September 30, 2011:

	RSU’s Outstanding	Weighted Average Fair Value Per Share	Aggregate Fair Value (1)
	(In thousands, except per share data)
Balance at December 31, 2010	4,507	$6.43
Restricted stock units granted	1,856	9.03
Restricted stock units vested	(1,212)	6.40	$9,846
Restricted stock units cancelled	(1,095)	7.00

Balance at September 30, 2011	4,056	7.47

(1)	Represents the fair value of Harmonic common stock on the date that each of the restricted stock units vested. On the grant date, the fair value for these awards was $7.8 million.

The following table summarizes stock option activity under all stock based plans during the nine months ended September 30, 2011:

	Stock Options Outstanding	Weighted Average Exercise Price Per Option
	(In thousands, except per option data)
Balance at December 31, 2010	11,020	$6.90
Options granted	913	9.20
Options exercised	(1,748)	6.26
Options cancelled	(721)	7.83
Options expired	(404)	9.25

Balance at September 30, 2011	9,060	7.08

Options vested and exercisable at September 30, 2011	6,592

Options vested and expected-to-vest at September 30, 2011	8,955

The weighted-average fair value of options granted for the nine months ended September 30, 2011 and October 1, 2010 was $4.34 and $4.18, respectively.

The following table summarizes information regarding stock options outstanding at September 30, 2011:

	Stock Options Outstanding			Stock Options Exercisable
	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Option	Number Exercisable at September 30, 2011	Weighted Average Exercise Price Per Option
	(In thousands, except per option data)
Range of Exercise Prices
$ 0.19 - 4.80	1,332	6.3	$2.61	765	$2.60
4.84 - 5.87	1,636	3.2	5.70	1,293	5.70
5.88 - 8.12	1,032	4.6	6.65	558	6.72
8.17 - 8.17	1,845	3.4	8.17	1,569	8.17
8.20 - 8.65	1,297	2.4	8.25	1,286	8.25
8.69 - 9.69	1,336	4.8	9.39	542	9.04
9.74 - 13.67	582	1.0	10.55	579	10.55

	9,060	3.8	$7.08	6,592	$7.21

The weighted-average remaining contractual life for all exercisable stock options at September 30, 2011 was 3.0 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at September 30, 2011 was 3.8 years. The weighted-average remaining vesting period of all expected-to-vest RSUs at September 30, 2011 was 1.3 years.

Aggregate intrinsic value of options exercisable at September 30, 2011 was $1.3 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $2.2 million at September 30, 2011. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $4.26 as of September 30, 2011, and the exercise price multiplied by the number of options outstanding and exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options during the nine months ended September 30, 2011 was $5.1 million.

ESPP. In May 2002, Harmonic’s stockholders approved the ESPP. In June 2011, Harmonic’s stockholders approved an amendment to the ESPP which increased by 2.0 million shares the maximum number of shares authorized under the ESPP. The ESPP enables employees to purchase shares at 85% of the fair market value of the common stock at the beginning or end of each six month offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the nine months ended September 30, 2011 and October 1, 2010, the number of shares of stock issued under the ESPP was 945,287 and 864,800, at weighted average prices of $5.54 and $4.90, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the ESPP during the nine months ended September 30, 2011 and October 1, 2010 was $2.02 and $1.70, respectively.

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

Stock-based Compensation

The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Employee stock-based compensation in:
Cost of revenue	$843	$516	$2,352	$1,521

Research and development expense	1,658	1,169	5,265	3,435
Selling, general and administrative expense	2,504	1,833	8,482	5,224

Total employee stock-based compensation in operating expense	4,162	3,002	13,747	8,659

Total employee stock-based compensation	5,005	3,518	16,099	10,180
Amount capitalized in inventory	—	(14)	—	11

Total stock-based compensation	$5,005	$3,504	$16,099	$10,191

As of September 30, 2011, total unamortized stock-based compensation cost related to unvested stock options and RSUs was $34.8 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.5 years.

The fair value of each option grant is estimated on the date of grant, using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Employee Stock Options
	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Expected life (in years)	4.75	3.52	4.75	4.00
Volatility	53%	55%	54%	56%
Risk-free interest rate	1.2%	1.1%	2.0%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan Awards
	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Expected life (in years)	0.50	0.50	0.50	0.50
Volatility	46%	43%	45%	46%
Risk-free interest rate	0.1%	0.4%	0.2%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

For the three months ended September 30, 2011, the Company recorded a provision for income taxes of $0.8 million, compared to $1.7 million for the same period a year ago, inclusive of discrete items. For the nine months ended September 30, 2011, the Company recorded a provision for income taxes of $0.9 million, compared to a benefit from income taxes of $1.2 million for the same period a year ago, inclusive of discrete items.

For the three and nine months ended September 30, 2011, the difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense, non-deductible amortization on foreign intangibles, and federal research and development credits. The discrete items recorded in the nine months ended September 30, 2011 principally related to accrued interest on uncertain tax positions, a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations, and foreign currency translation adjustments.

For the three and nine months ended October 1, 2010, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense, and California research and development credits. The discrete items recorded in the nine months ended October 1, 2010 principally related to a benefit associated with the reversal of previously provided foreign income taxes due to expiration of the statute of limitations, a benefit associated with the release of a portion of the valuation allowance on certain California deferred tax assets, foreign currency translation adjustments, and accrued interest on uncertain tax positions.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $53.4 million as of December 31, 2010, and approximately $58.4 million as of September 30, 2011. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $5.0 million in the 12 months beginning October 1, 2011, due to statute of limitation expirations, except to the extent the IRS may challenge the Company’s position with respect to such benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2011, we recorded a net increase of $1.0 million for interest and penalties related to uncertain tax positions, resulting in a balance at September 30, 2011 of $6.0 million.

The tax years 2003-2010 remain open to examination by various federal, state or foreign taxing jurisdictions.

The Company’s income tax returns for 2007, 2008, 2009 and 2010 are currently under examination by the U.S. Internal Revenue Service.

NOTE 12: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of the common shares outstanding during the period.

The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented that were excluded from the net income computations because their effect was antidilutive:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Potentially dilutive equity awards outstanding	11,555	10,818	13,412	12,544

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except per share amounts)
Net income (loss) (numerator)	$3,546	$(361)	$4,452	$9,403

Shares calculation (denominator):
Weighted average shares outstanding—basic	115,791	100,246	114,855	97,975
Effect of dilutive securities:
Potential shares relating to stock options, restricted stock units and ESPP	417	—	1,150	697

Weighted averages shares outstanding—diluted	116,208	100,246	116,005	98,672

Net income (loss) per share—basic	$0.03	$(0.00)	$0.04	$0.10

Net income (loss) per share—diluted	$0.03	$(0.00)	$0.04	$0.10

NOTE 13: COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Net income (loss)	$3,546	$(361)	$4,452	$9,403
Change in unrealized gain (loss) on investments, net	(10)	5	(13)	(339)
Change in unrealized gain (loss) on foreign exchange contracts, net of tax	—	43	—	(19)
Foreign currency translation	(444)	567	79	(88)

Total comprehensive income	$3,092	$254	$4,518	$8,957

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

The Company’s revenue by product type is summarized as follows:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Video processing products	$57,027	$51,005	$172,310	$139,893
Production and playout products (1)	26,619	4,880	73,005	4,880
Edge and access products	38,308	34,712	109,662	104,519
Service and support	16,917	14,187	50,725	35,857

	$138,871	$104,784	$405,702	$285,149

(1)	The three and nine months ended October 1, 2010 include Omneon’s revenue commencing on the date of acquisition, September 15, 2010.

Our revenue by geographic region, based on the location of our customer, and our property and equipment, net by geographic region, is summarized as follows:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Net revenue:
United States	$68,718	$54,538	$183,250	$146,387
International	70,153	50,246	222,452	138,762

	$138,871	$104,784	$405,702	$285,149

	September 30, 2011	December 31, 2010
	(In thousands)
Property and equipment, net:
United States	$31,749	$32,104
International	7,630	7,721

	$39,379	$39,825

Major Customers. For the three and nine months ended September 30, 2011, revenue from Comcast accounted for 12% and 11% of net revenue, respectively. For the three and nine months ended October 1, 2010, revenue from Comcast accounted for 26% and 19% of net revenue, respectively. As of September 30, 2011, Comcast accounted for 14% of net accounts receivable.

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

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Balance at beginning of period	$5,578	$3,194	$4,811	$4,186
Accrual for current period warranties	1,990	1,096	6,423	2,567
Warranty costs incurred	(1,963)	(1,267)	(5,629)	(3,730)
Omneon acquisition	—	959	—	959

Balance at end of period	$5,605	$3,982	$5,605	$3,982

Standby Letters of Credit. As of September 30, 2011, the Company’s financial guarantees consisted of standby letters of credit outstanding, which principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.8 million.

Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies but, in many instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through September 30, 2011.

Guarantees. As of September 30, 2011, Harmonic had no other guarantees outstanding.

NOTE 16: LEGAL PROCEEDINGS

In October 2011 Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. Harmonic is currently evaluating its position with respect to these patents. At this time, Harmonic cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect the Company’s business, operating results, financial position and cash flows.

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

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and technological changes in the markets we serve;

•	continuation of customer concentration;

•	capital spending of our customers in the balance of 2011 and beyond;

•	impact of natural disasters on our supply chain;

•	our strategic direction, future business plans and growth strategy;

•	dependence on international revenue;

•	dependence on contract manufacturers;

•	industry and customer consolidation;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business;

•	need to develop timely new and enhanced products;

•	the expected demand for, and benefits of, our products and services;

•	concentration of revenue sources;

•	anticipated benefits of recent acquisitions and potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of conditions in, and changes to, economies and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses; and

•	use of cash, cash needs and ability to raise capital.

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

Harmonic’s revenue increased by 33% and 42% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Harmonic’s revenue increased, in part, in the three and nine months ended September 30, 2011, as a result of the acquisition of Omneon in September 2010. Omneon’s product revenue, which for the three and nine months ended September 30, 2011, was $26.6 million and $73.0 million, respectively, is included in the production and playout product line under “Net Revenue — Consolidated” below. The increase in revenue in the three and nine months ended September 30, 2011 was also due to stronger customer demand for video processing and edge and access solutions. Video processing revenue grew 12% and 23% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Edge and access revenue grew 10% and 5% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The addition of Omneon product revenue and the growth of video processing and edge and access revenue contributed to the growth in service and support activity related to the associated product type, resulting in services and support revenue growth of 19% and 41% in the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.

As a direct result of the impact of the recent floods in Thailand on the supply of products and components manufactured in Thailand, we presently expect (1) our product costs to increase slightly in the fourth quarter of 2011 (“Q4”) and to be adversely affected in the first quarter of 2012 (“Q1”), and (2) to be unable to record in Q4 as much as $2.0 million of revenue on projected sales of one of our products. If we are unable to source timely a component for such product in sufficient quantities to meet most of our projected sales of such product in Q1, our access product line revenue for Q1 would be materially and adversely affected. See “Item 1A – Risk Factors – The Company’s operating results could be materially and adversely affected by natural disasters….” on page 41 of this Report on Form 10-Q for a further discussion of the impact on the Company of the Thailand flooding.

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

Although there was an increase in global economic activity in 2010 and in the first six months of 2011, global economic growth was sluggish in the third quarter of 2011 and may be sluggish during the fourth quarter of 2011 and possibly beyond. The severity or length of time that economic and financial market conditions may be sluggish, whether certain or all of such adverse factors will persist, or whether a severe downturn may reoccur in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

Sales to customers outside of the U.S. in the three and nine months ended September 30, 2011 represented 51% and 55% of net revenue, respectively, compared to 48% and 49%, respectively, for the same periods in 2010. A significant portion of international sales are made to distributors and system integrators, which are generally responsible for importing the products and providing installation and technical support and service to customers within their territory. We expect international sales to continue to account for a substantial portion of our net revenue for the foreseeable future, and expect that, partially as a result of the acquisitions of Scopus in 2009 and of Omneon in 2010, our international sales may continue to increase as a percentage of net revenue from year to year.

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. Sales denominated in foreign currencies were approximately 10% of net revenue in the nine months ended September 30, 2011, compared to 6% for the same period in 2010. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.

In addition, industry consolidation has in the past constrained, and may in the future constrain, total capital spending by our customers. Also, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last two years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Sales to our ten largest customers in the three and nine months ended September 30, 2011 accounted for approximately 45% and 37% of revenue, respectively, compared to 48% and 47%, respectively, for the same periods in 2010. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the three and nine months ended September 30, 2011, sales to Comcast accounted for 12% and 11% of net revenue, respectively, compared to 26% and 19%, respectively, for the same periods in 2010. The loss of Comcast, or any other significant customer, any material reduction in orders by Comcast, or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of and for the year ended December 31, 2010, included in our 2010 Form 10-K and the notes to the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2011, included in this Form 10-Q. Critical accounting policies, judgments and estimates which we believe have the most significant impact on Harmonic’s financial statements are set forth below. These policies, judgments and estimates have not changed since December 31, 2010, except as described in Note 1 to the Condensed Consolidated Financial Statements included herein.

•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Restructuring costs and accruals for excess facilities;

•	Assessment of the probability of the outcome of litigation;

•	Accounting for income taxes; and

•	Stock-based compensation.

Results of Operations

Harmonic’s condensed consolidated statements of operations data for the three and nine months ended September 30, 2011 and October 1, 2010, as a percentage of net revenue, is as follows:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net revenue	100%	100%	100%	100%
Cost of revenue	54	55	54	53

Gross profit	46	45	46	47
Operating expenses:
Research and development	18	18	19	18
Selling, general and administrative	23	25	24	25
Amortization of intangibles	2	1	2	1

Total operating expenses	43	44	45	44

Income from operations	3	1	1	3
Interest and other income, net	—	—	—	—

Income before income taxes	3	1	1	3
Provision for (benefit from) income taxes	—	1	—	—

Net income	3%	—%	1%	3%

Net Revenue — Consolidated

Harmonic’s consolidated net revenue in the three and nine months ended September 30, 2011, compared with the corresponding periods in 2010, are presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue in the three and nine months ended September 30, 2011, from the corresponding periods in 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)
Revenue by type:
Video processing products	$57,027	$51,005	$172,310	$139,893
Production and playout products	26,619	4,880	73,005	4,880
Edge and access products	38,308	34,712	109,662	104,519
Service and support	16,917	14,187	50,725	35,857

Net revenue	$138,871	$104,784	$405,702	$285,149

Increase:
Video processing products	$6,022		$32,417
Production and playout products	21,739		68,125
Edge and access products	3,596		5,143
Service and support	2,730		14,868

Total increase	$34,087		$120,553

Percent change:
Video processing products	12%		23%
Production and playout products	445		1,396
Edge and access products	10		5
Service and support	19		41
Total percent change	33%		42%

The increase in net revenue in the three and nine months ended September 30, 2011, compared to the same periods of 2010, was due, in large part, to the revenue contribution resulting from the acquisition of Omneon. Omneon’s product revenue is included in the production and playout product line above. In addition, our revenue increased due to strong demand for our video processing products and increased demand for our edge and access products. The addition of Omneon product revenue and the growth in video processing and edge and access product revenue also contributed to the growth in service and support activity related to the associated products, resulting in service and support revenue growth of 19% and 41%, respectively, in the three and nine months ended September 30, 2011, when compared to the same periods in 2010.

Net Revenue — Geographic

Harmonic’s domestic and international net revenue in the three and nine months ended September 30, 2011, compared with the corresponding periods in 2010, are presented in the table below. Also presented are the related dollar and percentage changes in domestic and international net revenue in the three and nine months ended September 30, 2011, from the corresponding periods in 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)
Net revenue:
United States	$68,718	$54,538	$183,250	$146,387
International	70,153	50,246	222,452	138,762

Total	$138,871	$104,784	$405,702	$285,149

Increase:
United States	$14,180		$36,863
International	19,907		83,690

Total increase	$34,087		$120,553

Percent change:
United States	26%		25%
International	40		60
Total percent change	33%		42%

The increase in U.S. net revenue in the three months ended September 30, 2011, compared to the corresponding period in 2010, was principally due to the addition of Omneon product revenue. The increase in U.S. net revenue in the nine months ended September 30, 2011, compared to the corresponding period in 2010, was principally due to the addition of Omneon product revenue and, to a lesser extent, increased video processing revenue and service and support revenue.

International net revenue in the three and nine months ended September 30, 2011 increased, compared to the corresponding periods in 2010, primarily due to sales of Omneon production and playout products, given that a substantial majority of production and playout net revenues were international and, to a lesser extent, increased demand from customers in emerging markets. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales of Omneon products in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and nine months ended September 30, 2011, from the corresponding periods in 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)
Gross profit	$63,961	$47,532	$187,644	$134,019
As a percentage of net revenue	46%	45%	46%	47%
Increase	$16,429		$53,625
Percent change	35%		40%

The increase in gross profit in the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010, was primarily due to increased net revenue in 2011. The gross profit percentage of 46% in the three months ended September 30, 2011, compared to 45% in the same period in 2010, was higher principally due to higher production and playout revenue which typically carries a higher gross margin than our average gross margins, offset by higher amortization of intangibles. The gross profit percentage of 46% in the nine months ended September 30, 2011, compared to 47% in the same period in 2010, was lower principally due to higher amortization of intangibles, offset by higher gross margins on production and playout revenue.

In the three and nine months ended September 30, 2011, $5.4 million and $16.1 million, respectively, of amortization of intangibles was included in cost of sales, compared to $2.7 million and $6.9 million, respectively, in the corresponding periods of 2010. The higher amortization of intangible expense in 2011 was due to the amortization of intangibles arising from the Omneon acquisition, which was completed in September 2010. We expect to record approximately $5.4 million in amortization of intangibles expense in cost of sales in the fourth quarter of 2011, primarily resulting from the acquisitions of Omneon and Scopus.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and nine months ended September 30, 2011, from the corresponding periods of 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)
Research and development	$25,638	$19,002	$77,449	$52,946
As a percentage of net revenue	18%	18%	19%	18%
Increase	$6,636		$24,503
Percent change	35%		46%

The increase in research and development expense in the three months ended September 30, 2011, compared to the corresponding period in 2010, was primarily the result of increased compensation expense of $4.3 million, increased facilities related expenses of $0.9 million, increased outside engineering services of $0.7 million and increased stock-based compensation expense of $0.5 million.

The increase in research and development expense in the nine months ended September 30, 2011, compared to the corresponding period in 2010, was primarily the result of increased compensation expense of $14.4 million, increased outside engineering services of $3.9 million, increased facilities related expenses of $2.7 million and increased stock-based compensation expense of $1.8 million.

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

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of net revenue in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in selling, general and administrative expense in the three and nine months ended September 30, 2011, from the corresponding periods of 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)

Selling, general and administrative	$32,254	$25,999	$98,361	$70,917
As a percentage of net revenue	23%	25%	24%	25%
Increase	$6,255		$27,444
Percent change	24%		39%

The increase in selling, general and administrative expense in the three months ended September 30, 2011, compared to the corresponding period in 2010, was primarily a result of increased compensation expense of $4.0 million, increased program marketing and third party commission expense of $2.1 million, increased travel expense of $1.0 million, increased consulting and professional service expense of $1.0 million and increased stock-based compensation expense of $0.7 million, partially offset by the absence of $3.3 million of acquisition related costs incurred in 2010 in connection with the acquisition of Omneon.

The increase in selling, general and administrative expense in the nine months ended September 30, 2011, compared to the corresponding period in 2010, was primarily a result of increased compensation expense of $15.1 million, increased stock-based compensation expense of $3.3 million, increased program marketing and third party commission expense of $4.6 million, increased travel expense of $3.2 million, increased facilities related expense of $1.2 million and increased consulting and professional service expense of $3.0 million, partially offset by the absence of $5.7 million of acquisition related costs incurred in 2010 in connection with the acquisition of Omneon.

The increased compensation expense, stock-based compensation expense, marketing and selling expense and travel expense in the three and nine month periods were primarily due to increased headcount resulting from the Omneon acquisition and higher commission expense resulting from increased net revenue in 2011. The increase in consulting and professional service expense in the periods were related to higher temporary headcount and additional consulting resources being used in general and administrative activities. The increased facilities related expense in the periods were partially due to the additional $0.5 million of excess facilities reserve recorded in the first quarter of 2011 related to Omneon’s headquarters in Sunnyvale, California.

Amortization of Intangibles

Harmonic’s amortization of intangible assets and the expense as a percentage of net revenue in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and nine months ended September 30, 2011, from the corresponding periods of 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)

Amortization of intangibles	$2,229	$959	$6,688	$2,026
As a percentage of net revenue	2%	1%	2%	1%
Increase	$1,270		$4,662
Percent change	132%		230%

The increases in the amortization of intangibles expense in the three and nine months ended September 30, 2011, compared to the corresponding periods in 2010, were primarily due to the amortization of intangible assets obtained in connection with the acquisition of Omneon during the third quarter of 2010. Harmonic expects to record a total of approximately $2.2 million in amortization of intangibles expense in operating expenses in the fourth quarter of 2011, primarily resulting from the acquisitions of Scopus and Omneon.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net, as a percentage of consolidated net revenue in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in interest income, net, in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)

Interest income, net	$90	$165	$256	$974
As a percentage of net revenue	—%	—%	—%	—%
Decrease	$75		$718
Percent change	45%		74%

The decreases in interest income, net in the three and nine months ended September 30, 2011, compared to the corresponding periods of 2010, were primarily due to lower cash and short-term investments portfolio balances during the 2011 periods, principally resulting from cash used in the Omneon acquisition, and lower interest rates earned on the portfolio balances.

Other Income (Expense), Net

Harmonic’s other income (expense), net, and other income (expense), net, as a percentage of consolidated net revenue in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in other income (expense), net, in the three and nine months ended September 30, 2011, from the corresponding periods of 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)
Other income (expense), net	$381	$(405)	$(25)	$(903)
As a percentage of net revenue	—%	—%	—%	—%
Increase	$786		$878
Percent change	194%		97%

The increase in other income (expense), net, in the three months ended September 30, 2011, compared to the corresponding period of 2010, was primarily due to higher foreign exchange gains in 2011 on accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar.

The decrease in other expense, net, in the nine months ended September 30, 2011, compared to the corresponding period of 2010, was primarily due to lower foreign exchange losses in 2011 on accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes, as a percentage of consolidated net revenue, in the three and nine months ended September 30, 2011, as compared with the corresponding periods of 2010, are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the three and nine months ended September 30, 2011, from the corresponding periods of 2010.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$765	$1,693	$925	$(1,202)
As a percentage of net revenue	—%	1%	—%	—%
Increase (decrease)	$(928)		$2,127
Percent change	(55)%		177%

The decrease in the provision for income taxes in the three months ended September 30, 2011, compared to the same period in 2010, was primarily attributable to reduced accruals of foreign taxes for uncertain tax benefits in 2011.

The provision for income taxes in the nine months ended September 30, 2011, compared to a benefit from income taxes in the same period in 2010, was primarily attributable to lower reversals in the 2011 period of foreign taxes previously accrued as uncertain tax benefits due to an expiration of the statute of limitations, translation adjustments and accrued interest on uncertain tax positions. The increase also resulted from a reduction in the valuation allowance on the California deferred tax assets in the nine months ended October 1, 2010, due to an increase in the estimated amount of income that will be apportioned to California based on anticipated changes in the geographic mix of sales and a reallocation of expenses between legal entities, that did not reoccur in the nine months ended September 30, 2011.

The Company’s income tax returns for 2007, 2008, 2009 and 2010 are currently under examination by the U.S. Internal Revenue Service. See “Risk Factors — Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows” for additional information.

Liquidity and Capital Resources

	Nine months ended
	September 30, 2011	October 1, 2010
	(In thousands)
Net cash provided by operating activities	$20,389	$1,212
Net cash used in investing activities	(55,017)	(105,828)
Net cash provided by financing activities	13,301	22,751

As of September 30, 2011, cash, cash equivalents and short-term investments totaled $140.9 million, compared to $120.4 million as of December 31, 2010. Cash provided by operations in the nine months ended September 30, 2011 was $20.4 million, resulting from net income of $4.5 million, increased by an aggregate of $48.0 million in non-cash charges and decreased by an aggregate of $32.0 million in net change in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation and depreciation. The net change in assets and liabilities included: (a) increases in accounts receivable and inventories, which were partially offset by a decrease in prepaid expenses; and (b) decreases in income taxes payable, deferred revenue and accrued and other liabilities, which were partially offset by an increase in accounts payable. The increase in accounts receivable was primarily due to the non-linearity of invoicing in the nine months ended September 30, 2011. The increase in inventories was due to higher service, production and demonstration inventories. The decrease in income taxes payable was due to estimated tax payments made in 2011. The decrease in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts and the recognition of product revenue for a larger contract that had previously been deferred. The decrease in accrued and other liabilities was principally attributable to payment in 2011 of incentive compensation accruals from 2010.

Cash provided by operations in the nine months ended October 1, 2010 was $1.2 million, resulting from net income of $9.4 million, adjusted for $27.1 million in non-cash charges, and a $35.3 million net use of cash relating to the changes in assets and liabilities. The significant non-cash charges included stock-based compensation, amortization of intangible assets and depreciation. The net change in assets and liabilities included an increase in inventories primarily due to an increase in service and demonstration inventories, an increase in accounts receivable due to higher shipments in the first nine months of 2010, a decrease in accrued liabilities primarily from the payment in 2010 of incentive compensation accruals from 2009 and lower accrued excess facilities costs.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including, without limitation, fluctuations in our operating results and taxable income, shipment and invoicing linearity, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of compensation and other payments. We typically pay our annual incentive compensation for a year to employees in the first quarter of the next year.

Net cash used in investing activities was $55.0 million in the nine months ended September 30, 2011, principally resulting from the purchase of short-term investments of $76.2 million and capital expenditures of $12.4 million, offset by proceeds from the sale and maturity of investments of $33.8 million.

Net cash used in investing activities was $105.8 million in the nine months ended October 1, 2010, resulting from cash paid for the acquisition of Omneon of $153.3 million, the purchase of investments of $39.0 million and capital expenditures of $29.8 million, offset by proceeds from the sale and maturity of investments of $116.3 million.

Net cash provided by financing activities of $13.3 million in the nine months ended September 30, 2011 was the result of net proceeds from the issuance of common stock related to our stock plans. Net cash provided by financing activities of $22.8 million in the nine months ended October 1, 2010 was the result of proceeds received from lessor financing of building construction for our new headquarters of $18.8 million and net proceeds from the issuance of common stock related to our stock plans of $3.9 million.

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

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including the U.S. and global economic situation, any further downgrade of the credit rating of the United States, European sovereign debt concerns, and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

None as of September 30, 2011.

Contractual Obligations and Commitments

There were no significant changes to our contractual obligations and commitments in the nine months ended September 30, 2011, from the information presented in our 2010 Form 10-K.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 10% and 6% of net revenue in the first nine months of 2011 and 2010, respectively. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At September 30, 2011, we had a forward exchange contract to sell Euros totaling $7.6 million. This forward exchange contract matured in October 2011. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot provide assurances that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic has no borrowings under its bank line of credit. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in “accumulated other comprehensive income”. As of September 30, 2011, gross unrealized gains were nominal. If the credit markets deteriorate, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of September 30, 2011, our cash, cash equivalents and short-term investments balance was $140.9 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 100 basis point, or 1%, change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of September 30, 2011.

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

Changes in internal controls.

On September 15, 2010, we acquired Omneon and, as a result, we are in the process of integrating the processes, systems and controls relating to Omneon into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of Omneon, there have not been any changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2011 Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. Harmonic is currently evaluating its position with respect to these patents. At this time, Harmonic cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect the Company’s business, operating results, financial position and cash flows.

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

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or international markets, particularly in the housing markets in the developed countries;

•	uncertainty related to development of digital video industry standards;

•	delays in the evaluation of new services, new standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers through new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof; and

•	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in 2010 and the first six months of 2011, economic growth appears to have become sluggish in some geographies during the quarter ended September 30, 2011 and may be sluggish in many geographies during the balance of 2011 and possibly beyond. The severity or length of time that economic and financial market conditions may be sluggish, whether certain or all of such adverse factors will persist, or whether a severe down turn may reoccur in the U.S. and in other countries, is unknown. During challenging or uncertain economic times, and particularly in tight credit markets, many customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns as equipment suppliers competed aggressively for customers’ reduced capital spending, and we experienced similar pressure during the economic slowdown in 2008 and 2009.

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

Revenue derived from customers outside of the U.S. in the nine months ended September 30, 2011 and in 2010 and 2009 represented approximately 55%, 50% and 49% of our revenue, respectively. We expect that international revenue will continue to represent a similar and growing percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	a slowdown or leveling off in international economies, which may adversely affect our customers’ capital spending;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, particularly in emerging market countries;

•	compliance with the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest in the Middle East and resulting regime changes.

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

The effect of one or more of these international risks could have a material and adverse effect on our business, financial condition, operating results and cash flows.

Our customer base is concentrated and we are regularly involved in relatively large transactions. The loss of one or more of our key customers, or a failure to diversify our customer base, as well as a decrease in the number of such larger transactions, could harm our business.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last three years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Sales to our ten largest customers in the nine months ended September 30, 2011 and in 2010 and 2009 accounted for approximately 37%, 44% and 47% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the nine months ended September 30, 2011 and in 2010 and 2009, revenue from Comcast accounted for approximately 11%, 17% and 16%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

If we do not realize improvement in our operating results and other benefits expected from our acquisition of Omneon, our operating results may be adversely affected and our stock price could decline.

Our September 2010 acquisition of Omneon, a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content, involves the integration of a business that had previously operated independently. The integration of a previously independent company into the acquiring company’s operations is a challenging, time-consuming and costly process. While the integration process for Omneon began in September 2010, when the Omneon acquisition was consummated, it may take additional time to complete the process fully. It is possible that the process of fully integrating Omneon could result in our inability to fully realize the expected synergies and other benefits of the acquisition, the loss of key employees, the disruption of our ongoing businesses and that of Omneon, and inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, and would involve many of the other risks of any acquisition described in the risk factor concerning acquisitions on page 47. In addition, the successful combination of the companies requires the dedication of significant management resources, which could divert attention from the day-to-day business of the combined company. There can be no assurance that these challenges will be met, and that we will realize the anticipated benefits from the acquisition of Omneon, on a timely basis or at all. If we are unable to realize these benefits, our goal of expanding into the markets on which Omneon focuses and our operating results, in general, may be adversely affected.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and devices, such as:

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

Furthermore, other technological, industry and regulatory trends and requirements will affect the growth of our business. These trends and requirements include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the entry of telcos into the video business;

•	the emergence of ATSC standards for mobile handheld as a viable content delivery system;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	increased consumer interest in 3D television and content;

•	the need to develop partnerships with other companies involved in the new broadband services;

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

If we fail to recognize and respond to these trends, by timely developing products, features and services required by these trends, we are likely to lose revenue opportunities and our operating results, financial condition and cash flows could be materially and adversely affected.

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

We rely on third-party manufacturers for the production of most of our products. Any significant disruption in the business or operations of such manufacturers or of our suppliers could adversely impact our business. Our principal third-party manufacturer and several of our suppliers, distributors and customers have operations in locations that are subject to natural disasters, such as severe weather and earthquakes, which could disrupt their operations and, in turn, our operations. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss, which may materially impair their ability to continue their purchase of products from us. Accordingly, a major earthquake or other natural disaster in the markets in which we, or our third-party manufacturers, suppliers or customers, operate could have a material and adverse effect on our business, operating results, cash flows and financial condition.

For example, we expect to be adversely affected by the recent flooding in Thailand. It is estimated that approximately 40% of the disk drives produced in the world, and an even greater percentage of the components for disk drives, are produced in Thailand. The flooding has already significantly disrupted most of the disk drive and component manufacturing, as well as transportation, logistics, power generation and the availability of labor, in Thailand. The impact of the flooding on the Thailand disk drives and component industries is presently projected to adversely affect the supply of disk drives through mid-2012.

Harmonic uses disk drives in several of its products. The Company’s principal supplier of disk drives, which is estimated to produce approximately 60% of its disk drives in Thailand, has disclosed that it will be unable to produce drives in Thailand for the balance of 2011 and into the first quarter of 2012 and possibly beyond.

As a result, Harmonic is in the process of attempting to secure drives in the open market to meet its presently unfulfilled, anticipated needs in the fourth quarter of 2011 (“Q4”) and first quarter of 2012 (“Q1”). Although no assurances can be given, the Company presently expects to be able to cover all of such needs for Q4 on a timely basis. However, the Company cannot yet determine whether it will be able to fully source its Q1 projected needs for drives on a timely basis. If the Company is unable to meet fully its Q1 projected needs for drives on a timely basis, it will not be able to manufacture the affected products in sufficient quantities to meet all of its projected demand during Q1. Further, the Company is being required to pay premium pricing for purchases of drives in the open market, and it is expected that the additional expense for those drives will increase its product costs in each of Q4 and Q1 and possibly beyond.

In addition, Harmonic sources optical lasers for one of its products from a Thailand manufacturer whose operations have been shut down by the flooding. Although Harmonic maintains a substantial supply of such lasers in inventory, the Company has not yet qualified an alternative source for additional lasers and expects that, even if it is able to do so in the near future, it will be difficult to source timely its presently unfulfilled, anticipated needs for such lasers in Q4 and its projected needs for such lasers in Q1. It is also possible that it will experience increased product costs as a result of premium pricing for such lasers. Further, if it is unable to secure its presently unfulfilled, anticipated or projected needs for such lasers until late 2011 or 2012, it would not be able to manufacture the affected product in Q4 and possibly Q1 in sufficient quantities to meet its present and projected demand during those quarters.

If Harmonic is unable to manufacture and ship material quantities of an affected product when required in Q4, Q1 and beyond, its revenue from the affected product line for the respective period would be materially and adversely affected. Further, the Company presently expects that its inability in Q4 to manufacturer and ship projected orders for its product that includes an optical laser as a component could reduce the Company’s potential Q4 revenue by as much as $2,000,000.

We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we are increasingly dependent on contract manufacturers and other subcontractors.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on contractors for manufacturing and installation, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules, reduced control over costs, quality and timely delivery of components, subassemblies or modules and timely installation of products. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Plexus Services Corp., which manufactures our products at its facilities in Malaysia, acts as our primary contract manufacturer, and currently provides us with a majority of the products that we purchase from our contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2012.

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

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenues. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. As a result of this investment in inventories, we have in the past been, and in the future may be, subject to risk of excessive or obsolete inventories, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows. In this regard, our gross margins and operating results have, in the past, been adversely affected by significant excess and obsolete inventory charges.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customer’s services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	impact of new revenue recognition accounting standards, some of which became effective in 2011;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	impairment of our goodwill and intangibles;

•	the outcome of litigation;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•

changes in our effective federal tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, and changes in our effective state tax rates, including as a result of apportionment;

•	changes in our mix of domestic versus international revenue;

•	changes to tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

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

•	the timing of our development of custom products and software.

The timing of deployment of our products by our customers can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of third party equipment and services, our customers’ ability to negotiate and enter into rights agreements with video content owners that provide the customers with the right to deliver certain video content, and our customers’ need for local franchise and licensing approvals.

We often recognize a substantial portion of our quarterly revenue in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from relatively large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

As a result of these factors and other factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows.

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. In 2008, we determined that a valuation allowance was no longer necessary for substantially all of our U.S. deferred tax assets because, based on the available evidence, we concluded that realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets, and recorded a valuation allowance on certain of our California deferred tax assets in the first quarter of 2009 as a result of our expectations of future usage of the California deferred tax assets. In the event, in the future, we determine an additional valuation allowance is necessary with respect to our U.S. and certain foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination as a discrete item, and this could have a material and adverse effect on our operating results for such period.

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

We have been notified by the Internal Revenue Service that our 2007, 2008, 2009 and 2010 U.S. corporate income tax return has been selected for audit. These audits commenced in the second quarter of 2011. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and operating results could be materially and adversely impacted in the period of adjustment.

We have requested an Advanced Pricing Agreement with the Internal Revenue Service regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008, and our sharing of research and development costs with our international subsidiaries. If the Internal Revenue Service is unwilling to enter into such agreement on substantially the terms we have proposed and we are ultimately forced to settle on terms that are unfavorable to us, we may be required to take a charge to expense, in the period of the settlement, arising from such unfavorable terms that could have a material and adverse effect on our operating results for such period. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, and expect to request the Internal Revenue Service to enter into an Advanced Pricing Agreement with respect to the Omneon license, which will have the same risk to us as the Advanced Pricing Agreement we are presently negotiating.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us. Any future intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities and temporary or permanent injunctions and require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages, could require that we pay ongoing royalty payments or could prohibit us from selling certain of our products. Any such outcome could have a material and adverse effect on our business, operating results, financial condition and cash flows.

On October 29, 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware alleging that our Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. We are currently evaluating our position with respect to these patents. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.

Our suppliers and customers may have intellectual property claims relating to our products asserted against them. We have agreed to indemnify some of our suppliers and most of our customers for patent infringement relating to our products. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney’s fees) incurred by the supplier or customer in connection with such claims. If a supplier or a customer seeks to enforce a claim for indemnification against us, we could incur significant costs defending such claim, the underlying claim or both. An adverse determination in either such proceeding could subject us to significant liabilities and have a material and adverse effect on our operating results, cash flows and financial condition.

We may be the subject of litigation which, if adversely determined, could harm our business and operating results.

In addition to the litigation discussed elsewhere herein, we may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse affect on our business, operating results, financial condition and cash flows.

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

We generate a significant portion of our revenue through sales to distributors, value-added resellers, or VARs, and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Further, our reliance on VARs and systems integrators that specialize in video delivery solutions, products and services has increased since the completion of our acquisition of Omneon in September 2010. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our distributor, VAR and systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our distributor, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely affect our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with distributor, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.

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

We have made, and expect to continue to make, acquisitions, and any acquisition could disrupt our operations, cause dilution to our stockholders and materially and adversely affect our operating results and financial condition.

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

•

the diversion of management’s attention from the regular operations of the business during the acquisition process and the challenges of managing a larger and more geographically widespread operation and product portfolio after the closing of the acquisition;

•	difficulties in integrating acquired companies’ systems, controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

•	adverse effects on new and existing business relationships with suppliers, contract manufacturers and customers;

•	channel conflicts and disputes between distributors and other partners of ours and the acquired companies;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks associated with entering markets in which we may have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are required to be expensed under accounting guidance on business combinations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it;

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition; and

•	the possibility that any acquisition may be viewed negatively by our customers or investors or the financial markets.

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

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009 and the first half of 2010. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build out or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008. It is possible that such adverse economic conditions may return in the last quarter of 2011 or in 2012.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put further strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. Further, the lowering of the U.S. government’s credit rating has had an adverse affect on U.S. and international financial markets and may have a material and adverse affect on the U.S. economy and possibly the economies of most, if not all, of the other countries in the world, particularly if the credit rating is lowered again. The impact of either of the issues discussed above could have a material adverse effect on our business, operating results, financial condition and cash flows.

During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S. or other key markets, deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows.

Broadband communications markets are characterized by rapid technological change.

Broadband communications markets are subject to rapid changes, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that pay TV service providers, broadcasters, content providers and other video production and delivery companies will decide to adopt alternative architectures, new business models, and/or technologies that are incompatible with our current or future products. In addition, successful new entrants into the media markets, both domestic and international, may impact existing industry business models, resulting in decreased spending by our existing customer base. Finally, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes, which can result in delays in revenue from current and new products. If we are unable to design, develop, manufacture and sell products that incorporate, or are compatible with, these new architectures or technologies, our business, operating results, financial condition and cash flows will be materially and adversely affected.

In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management, whether in the context of an acquisition or otherwise. We cannot provide assurances that changes of management personnel in the future would not cause disruption to operations or customer relationships or a decline in our operating results.

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, in addition to attracting new highly qualified personnel. Competition for qualified management, technical and other personnel is often intense, and we may not be successful in attracting and retaining such personnel. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business and operating results.

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

Taking into account the acquisition of Omneon and the use of approximately $153.3 million of cash to complete the transaction, we believe that our existing cash and short-term investments of $140.9 million, at September 30, 2011, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in the financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

In recent years, the Company has grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in the first quarter of 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in September 2010, we added 286 employees, most of whom are based in the U.S. In addition, as of September 30, 2011, we have 447 employees in our international operations, representing approximately 39% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in that regard, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results and financial condition.

Our failure to adequately protect our proprietary rights may adversely affect us.

As of September 30, 2011, we hold 57 issued U.S. patents and 19 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We believe that patents and patent applications are not currently significant to our business, and we do not rely on our patent portfolio to give us a competitive advantage over others in our industry. We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We generally enter into confidentiality or license agreements with our employees, consultants, and vendors and our customers, as needed, and generally limit access to, and distribution of, our proprietary information. Nevertheless, we cannot provide assurances that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and other resources, and could materially and adversely affect our business, operating results, financial condition and cash flows.

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

We incorporate certain third-party technologies, including software programs, into our products, and intend to utilize additional third-party technologies in the future. Licenses to relevant third-party technologies or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. In addition, the technologies that we license may not operate properly or as specified, and we may not be able to secure alternatives in a timely manner, either of which could harm our business. We could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our products, if we are able to do so at all. These delays, or a failure to secure or develop adequate technology, could materially and adversely affect our business, operating results, financial condition and cash flows.

We face risks associated with having important facilities and resources located in Israel.

We maintain facilities in two locations in Israel with a total of 215 employees, or approximately 19% of our worldwide workforce, as of September 30, 2011. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

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

Conditions in the U.S. and global economies improved from mid-2010 to mid-2011, but remain uncertain. The terrorist attacks in the U.S. in 2001, subsequent terrorist attacks in other parts of the world, and the threat of future attacks have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, the threat of future attacks, the ongoing war on terrorism, and the recent increased social and political instability and regime changes, particularly in the Middle East, on our business and the global economy remain unknown. Such uncertainty has increased the price of certain commodities, particularly oil, which could have an indirect adverse impact on the cost of manufacturing and shipping our products. Moreover, the potential for future terrorist attacks, and increases in such social and political instability, make it difficult to estimate the long-term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries and certain European countries, and the impact of resulting economic conditions on our business.

Negative conditions in the global credit and financial markets may impair the liquidity or the value of a portion of our investment portfolio.

The recent negative conditions in the global credit and financial markets have had an adverse impact on the liquidity of certain investments. In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. For example, during 2008, we recorded an impairment charge of $0.8 million relating to an investment in an unsecured debt instrument of Lehman Brothers Holdings, Inc. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers or insurers of these securities, could materially and adversely affect our operating results, financial condition and cash flows.

In addition, we invest our cash, cash equivalents and short-term investments in a variety of investment vehicles, in a number of countries, with, and in the custody of, financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and ensure we only invest in what we view as very high-quality securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, which can all affect the income that we receive, the value of our investments and our ability to sell those investments.

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

If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials, as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Increases in demand on our suppliers and subcontractors from other customers may cause sporadic shortages of certain components and products. In order to be able to respond to these issues, we have increased our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of our products when necessary, which has increased our costs and could increase our risk of holding obsolete or excessive inventory. We also employ a demand order fulfillment model which is designed to reduce the effects of increases or decreases in demand for any products. Nevertheless, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

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

We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we redesign or change how we manufacture our products, any of which could have a material and adverse effect on our operating results, financial condition and cash flows.

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

We have provisions in our certificate of incorporation and bylaws that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call, and bring business before, special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for conduct and scheduling of Board of Directors and stockholder meetings; and

•	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay hostile takeovers, changes in control of the Company or changes in our management.

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

Our common stock price may be extremely volatile, and the value of an investment in our stock may decline.

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

•	general market and economic conditions;

•	actual or anticipated variations in operating results;

•	announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our customers regarding end user market conditions and the status of existing and future infrastructure network deployments;

•	additions or departures of key personnel; and

•	future equity or debt offerings or our announcements of these offerings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Index

10.48	Loan Agreement, dated August 26, 2011, with Silicon Valley Bank.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2011 and October 1, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and October 1, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Date: November 9, 2011