Form 10-K
period 2011-12-31
HARMONIC INC
filed 2012-02-29
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 1, 2011, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $783,166,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 117,094,475 on February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2011) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.

FORM 10-K

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends in the markets we address;

•	opportunities in the markets we address;

•	new and future products and services;

•	capital spending of our customers in 2012;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	anticipated changes in economic conditions and the financial markets, and the potential impact on our business, results of operations, financial condition and cash flows;

•	the expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	anticipated benefits of recent acquisitions;

•	potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.

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

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, tablets and mobile phones. Our revenue is derived from selling video processing and production and playout solutions and services to traditional video service providers, content owners, broadcasters and over-the-top, or OTT, video providers and selling network edge and access solutions and services to cable providers. Our products are deployed by thousands of media companies or video service providers, a growing portion of which are located outside the United States, from which we derived 55% of our revenue in 2011.

INDUSTRY OVERVIEW

Demand for Video Services

The delivery of television programming and Internet-based information and communication services to consumers is converging, driven by changes in consumer lifestyles, advances in technology and by changes in the regulatory and competitive environments. Viewers of video increasingly seek a more personalized and dynamic video experience that can be delivered to a variety of devices, ranging from widescreen high-definition and 3D televisions to mobile platforms, including “smart” phones and tablet computers. In part driven by the growth in video consumption devices, the demand for video content, including through Pay-TV, has also increased, putting pressure on content providers to cost-effectively produce more high-quality content and make it available on as many consumer platforms as possible. Today, there are a number of developing trends that impact the broadcasting and television business and the businesses of our customers who originate and deliver video programming. These trends distinctly impact both service providers and content providers in unique ways.

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

On-Demand Services

The expanding use of digital video recorders and network-based video on demand, or VOD, services is leading to changes in the way subscribers watch television programming in the home. Subscribers are increasingly utilizing “time-shifting” technology. Further advances in technology are accelerating these trends, with cable, satellite and telecommunications (“Telcos”) operators announcing initiatives, often in conjunction with network broadcasters, to increasingly personalize subscribers’ video viewing experience. Those initiatives include the delivery of programming directly to broadband enabled TV sets, tablet computers and other mobile devices, in addition to conventional TV sets.

High-Definition Television

The increasing popularity of HDTV, 3D and home theater equipment is putting competitive pressure on broadcasters and Pay-TV providers to offer higher quality video signals for such high definition services, including initiatives to deliver video in ultra high resolution formats. At the end of 2011, leading operators in the U.S. were offering hundreds of national and local HD channels to their subscribers across the country and a similar trend is growing in international markets.

The Internet and Other Video Distribution Methods

As a competitive response to alternative video distribution models by Hulu and Netflix, as well as traditional broadcasters making their content available on-line, traditional service providers are expanding their offering to allow their customers to stream video to a range of personal video devices. These new platforms with either fixed or mobile broadband connections are rapidly gaining popularity and poised to become a major factor in the future of video. We believe that the delivery of video over internet protocol will continue to change traditional video viewing habits and distribution methods and also potentially alter the traditional subscription business model of the major Pay-TV service providers.

Pay TV in Emerging Markets

With a rapidly growing middle class across emerging markets, the Pay-TV business is poised for rapid growth over the coming decade. Consumers who are entering the middle class are now able to afford a monthly video service to gain access to their favorite sports, news and movies. Considering the early stages of economic development in many of these regions, together with the sheer scale of the population, it is conceivable that the leading video service providers in these regions will grow and could become world leaders, and, as a result, the investments they will make in their infrastructure are likely to rapidly trend upward.

Branded Content

In an attempt to differentiate their products in the competitive market, traditional service providers are looking to enhance their offerings by creating and delivering their own branded content. This transition to branded content is being accomplished either by organic in-house development of new content or acquisition of existing and well established content brands. The historic demarcation point between traditional service providers (distributors) and content owners (creators) will continue to become blurry over time.

Content Provider Trends

As the number of video consumption platforms increase and service provider competition creates more opportunities to reach consumers, content providers are facing increasing demands for more content and in many more formats. The process of producing and preparing content for multi-screen delivery means that content providers must become more efficient to keep up with demand. At the same time, content providers realize that their ownership of content rights gives them market power, with many content providers now looking at launching their own content distribution initiatives to reach consumers directly. Impacting content providers are several important trends, including the following:

Demand for High-Quality HD Content

With service providers adding more HD channels and consumers viewing HD television content on ever-larger screens and home theater environments, the demand for more and higher-quality HD programming continues to escalate. From sports to news to episodic to movies, content providers face increasing pressure to deliver the highest quality HD programming across all types of platforms, driving an accelerating transition from standard definition to HD.

Content Format Proliferation

As service providers seek to deliver more video services to more devices and platforms, they are increasingly requiring content providers to supply content that is properly formatted for each device. With the number of devices continuing to grow, the lack of consistent video standards means that content providers must reformat and package their content in dozens of different formats so that their content is viewable across all of these different devices.

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

Content Creation in Emerging Markets

With a rapidly growing middle class in emerging markets, media companies addressing these markets are aggressively investing in the creation of new content with the goal of creating strong brands and a growing loyal customer base. In addition, the sheer size of select emerging economies leads to regional content creation targeted towards localized subject matters and demands, also boosting the overall potential for rapid content creation growth.

Direct Access of Consumers

Content owners and media companies across the globe are experimenting with the notion of offering their content directly to the end consumer. Some of these efforts are in collaboration with their historic distribution partners (video service providers), such as HBO-GO, while others are in competition with those partners.

The Market Opportunity

Personalized video services, such as VOD, and the increasing amounts of high resolution content, as well as an expanding amount of over-the-top video services, pose challenges to both content producers and service providers. For content producers, the increase in high-quality video consumption across these new services requires high-performance, reliable video production, transcoding and playout infrastructure in order to support the increased workload. Existing tape-based operations are inadequate for keeping up with the fast-paced demands for new content, new channels and new formats for video content. File-based production storage, high-throughput media transformation and server-based playout enable content producers to meet these growing demands.

For service providers, providing access to all these new forms of content requires more sophisticated video processing capabilities and greater bandwidth to the home in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to broadband connected tablet and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks, especially where video is received and processed, and in the “last mile” of the communications infrastructure, where homes connect to the local network. The upgrade and extension of existing processing capabilities and distribution networks, or the construction of completely new environments to facilitate the processing and delivery of high-speed broadband video, voice and data services, requires substantial expenditures and often the replacement of significant portions of the existing infrastructure. As a result, service providers are seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, while minimizing the need to construct new networks for the distribution of video, voice and data content.

Competition and Deregulation

Competition for traditional service providers in the cable and satellite markets has intensified as offerings from new entrants, such as telcos and OTT providers, are beginning to attract customers. This increasingly competitive environment may lead to higher capital spending by some of the market participants, particularly internationally, in an effort to deploy attractive service offerings, to capture and retain high revenue-generating subscribers, and to increase overall average revenue per user, or ARPU from the existing customer base. While global economic trends were volatile throughout 2011, particularly in Europe during the second half of the year, this competitive dynamic appears to be continuing.

Similar competitive factors and the continued liberalization of the regulatory environment in foreign countries have led to the establishment abroad of new or expanded businesses providing video services, either in distribution of content, creation of content or both. We believe this trend is likely to increase due to growing disposable incomes and favorable macro economic trends in some foreign countries.

Our Cable Market

To address increasing competition, reduce loss of customers, increase ARPU and differentiate themselves, cable operators have embarked on several initiatives to improve their product offerings:

•	Continued introduction of bundled digital video, voice and high speed data services.

•	Expansion of VOD libraries and on-demand service offerings.

•	Refresh of the user experience with upgraded home set-top box solutions.

•	Preliminary launches of video delivery over IP to broadband enabled consumer devices, such as phones, tablets and TV.

•	Capacity enhancement of high-speed data services, using DOCSIS 3.0.

•	Expansion of network capacity to support the growing number of services, including HDTV in foreign markets.

•	Collaboration with content owners on offering access to on-line content for subscribers of premium content.

To support this rapid expansion of service offerings, cable operators are investing in digital video equipment that can receive, process and distribute content from a variety of sources to a growing number of consumer devices, video storage equipment and servers to ingest, store and intelligently distribute increasing amounts of content, complemented by edge devices capable of routing, multiplexing and modulating in order to deliver signals to individual subscribers over a hybrid fiber-coaxial, or HFC, network.

Our Satellite Market

Over 100 satellite operators around the world have established digital television services that serve tens of millions of subscribers. These services are capable of providing tens of thousands of channels, including an increasing number of high definition channels. These linear services will likely continue to expand as operators offer premium packages targeted towards specific consumer groups, with the goal of gaining loyalty and expanding ARPU. In parallel, satellite operators have began offering the same linear services and VOD options to their customer base via broadband connected consumer devices such as smart phones, tablets and their own set-top boxes. These services are deployed in conjunction with content delivery networks (“CDNs”) and are accessible through partnerships, acquisitions or internal investments. To support much of these new services, satellite operators are considering an upgrade to their video infrastructure in order to provide a dual gain of bandwidth efficiency and operational optimization in an increasingly complex environment.

Internationally, and specifically in emerging markets, satellite operators have continued to enjoy substantial growth in their customer base, driven mainly by the rapid economic development, which has resulted in a significantly growing middle class with disposable income. As this growth continues, it is expected that these satellite operators will expand their product offerings in an effort to leverage the growing customer base and increase overall revenue.

Our Telco Market

Over the past several years, telcos around the world have added video services as a competitive response to cable and satellite operators and as a potential source of revenue growth. As their businesses have grown and matured, they have also expanded their offerings in an effort to successfully compete in the video arena, including premium quality HD and 3D content, larger on-demand libraries, time-shift television services, bundled packages, multi-screen offerings to smart phones and tablets and branded mobile specific services. The last of these offerings is a key advantage they enjoy today, creating a clear differentiator in any-time, anywhere service offerings, as well as a rich library option for consumers looking to view content on the move.

Our Terrestrial Market

In the terrestrial broadcasting market, operators in many countries in Europe, Asia Pacific, Africa and South America are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. The conversion to digital transmission often provides the opportunity to deliver new channels, HD services, premium content and interactive services. These broadcasters are faced with requirements of converting analog signals to digital signals prior to transmission over the air, as well as to distribute these new signals across a new terrestrial network.

Our Broadcast and Media Markets

Network broadcasters, programmers and content owners need to transmit live programming of news and sports to their studios, to subsequently broadcast their content, and to deliver their content to video service providers for distribution to their subscribers. These broadcasters generally produce their own news and sports highlight content, along with hundreds of channels of network programming that is played to air under strict reliability requirements. With our acquisition of Omneon in 2010, the broadcast and media market has grown to become our second largest market, representing over 30% of our revenue in 2011.

To successfully service consumers’ demands, media companies are expanding their offerings to support both a wide range of live/linear content, and to make the content available in an on-demand manner. As a result, their transition towards automated file based workflows have accelerated and, accordingly, so have their needs for media servers, video optimized storage and transformation video products. In addition, and in an effort to optimize their operations, distribution networks responsible for moving content to the service providers are being upgraded to handle larger volumes of content in more efficient formats and with greater flexibility.

Other Markets

We are addressing video processing and content creation opportunities with a variety of new video entrants, some of which distribute video via traditional television channels or over-the-top and many of which use both methods of distribution.

Current Industry Conditions

Many of our customers, particularly those in foreign countries, appear to have increased their capital expenditures in 2011, compared to 2009 and 2010, and it is possible that the trends described in the previous sections above may continue to drive capital investments in 2012, particularly in emerging markets. We expect that capital spending by the majority of our international customers to continue at 2011 levels, or increase, in 2012, and that capital spending by our U.S. customers may remain flat in 2012. Nevertheless, the global economic instability that exists today, particularly in Europe, and the potential worldwide adverse impact of that instability pose a significant risk that such expectation will not be met, as such instability may result in a tougher economic environment for our customers to access credit and to broaden their capital investments.

PRODUCTS

Our products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and edge and access products. We also provide technical support services and professional services to our customers worldwide. Our video production platforms consist of video-optimized storage and content management applications that provide content companies with file-based infrastructure to support video content production activities, such as editing, post-production and finishing. Our playout solutions are based on scalable video servers used by content owners and multi-channel operators for assembly and playout of one or more television channels. Our video processing solutions, which include network management software and application software products, provide broadband operators with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers. Many of our customers also use these products to organize, manage and distribute content in ways that maximize use of the available bandwidth. Our edge products enable cable operators to deliver customized broadcast or narrowcast on- demand and data services to their subscribers. Our access products, which consist mainly of optical transmission products, node platforms and return path products, allow cable operators to deliver video, data and voice services over their distribution networks.

Video Production Platforms and Playout Solutions

Video servers. The Spectrum and MediaDeck video server products are used by broadcasters, content owners and multi-channel network operators to create and play-to-air television channels. Our servers support both standard and high definition programming, as well as many different media formats, such as MPEG-2, DV and AVC-Intra, using both QuickTime and MXF media wrapper formats. Typically our customers use our servers to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played to air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel.

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

Media Applications. Complementing our server and storage platforms, our Media Application Server or MAS, combined with a suite of integrated applications, including ProXplore, ProBrowse and ProXchange, provides a basic level of integrated media management and workflow control over content stored across our systems. For more complex media management, our underlying API, called Media Services Framework, allow both customers and other application developers to build advanced media management applications that can automate many media processing and movement tasks, collect and organize content metadata, and provide search and review functionality.

Video Processing Solutions

Broadcast encoders. Our Electra and Ion high performance encoders compress video, audio and data channels to low bit rates, while maintaining high video quality. Our encoders are available in standard and high definition formats in both MPEG-2, and the newer MPEG-4 AVC/H.264, or MPEG-4, video compression standards, for both televisions and new multi-screen formats targeted at smart phones, tablets and broadband connected TVs. Our Electra 9000 encoder supports all of these formats on the same hardware platform. Most of these encoders are used in real-time linear video applications, but they are also employed in conjunction with our software in encoding of video content and storage for later delivery as VOD and time-shifted services.

Contribution and distribution encoders. Our Ellipse encoders provide broadcasters with video compression solutions for on-the-spot news gathering, live sports coverage and other remote events. These products enable our customers to deliver these feeds to their studios for further processing. Broadcasters and other operators, such as teleports, also use these encoders for delivery of their programming to their customers, typically cable, telco and satellite operators.

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

Content preparation and delivery for multi-screen applications. We offer a variety of content preparation, storage and delivery software based solutions that enable high-quality broadcast and on-demand video services on any device (TV, PC or mobile). Our ProMedia family of products provide live-based transcoding, packaging and time-shifting, file-based transcoding and workflow management solutions to facilitate content preparation in any format. Our Omneon MediaGrid active storage system provides scalable, high performance network-attached storage to store growing libraries of content. Our multi-screen solutions are used for a variety of applications, including live streaming, VOD, catch-up TV, start-over TV, network PVR through HTTP streaming and multi-bitrate adaptive HTTP streaming.

Decoders and descramblers. We provide our ProView integrated receivers-decoders to allow service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products are also used to decode signals backhauled from live news and sporting events in contribution applications and, more recently, are used by content owners looking to distribute their content in a controlled manner to a large base of video service providers.

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

Edge and Access Products

Edge products. Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway that integrates routing, multiplexing, scrambling and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. An NSG is usually supplied with single Gigabit Ethernet inputs or

10 Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the HFC network. Originally developed for VOD applications, our most recent NSG product, the high-density, multi-function NSG 9000, may also be used in switched digital video and modular Cable Modem Termination Systems, or M-CMTS, applications, as well as large-scale VOD deployments.

Optical transmitters and amplifiers. Our family of optical transmitters and amplifiers operates at various optical wavelengths and serves both long-haul and local transport applications in the cable distribution network. The PWRLink series provides optical transmission primarily at a headend or hub for local distribution to optical nodes and for narrowcasting, which is the transmission of programming to a select set of subscribers. Our METROLink Dense Wave Division Multiplexing, or DWDM, system allows operators to expand the capacity of a single strand of fiber and to provide narrowcast services directly from the headend to nodes. We also offer SupraLink, a transmitter that allows deeper deployment of optical nodes in the network and minimizes the significant capital and labor expense associated with deploying additional optical fiber.

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

Technical Support and Professional Services

We provide maintenance and support services to most of our customers under service level agreements that are generally renewed on an annual basis. We also provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking and compression technology to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services, including program management, technical design and planning, parts inventory management, building and site preparation, integration and equipment installation, end-to-end system testing and comprehensive training.

CUSTOMERS

We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/distributor customers, based, in part, on revenue during 2011.

United States	International
Cablevision Systems	Alcatel Lucent
Charter Communications	Bell Expressvu
Comcast Cable	Capella Telecommunications
Cox Communications	Huawei Technologies
CNN	Impex Technologies
HBO	Klonex -VCS
DirecTV	Laufen International
EchoStar Holding	Netorium
Time Warner Cable	Virgin Media

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last few years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisition of Scopus and Omneon. Sales to our ten largest customers in 2011, 2010 and 2009 accounted for approximately 35%, 44% and 47% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During 2011, 2010 and 2009, revenue from Comcast accounted for 11%, 17% and 16%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

SALES AND MARKETING

In the U.S. we sell our products through our own direct sales force, as well as through independent distributors and integrators. Our direct sales team is organized geographically and by major customers and markets to support customer requirements. We sell to international customers through our own direct sales force, as well as through independent distributors and integrators. Our principal sales offices outside of the U.S. are located in Europe and Asia, and we have a support center in Switzerland to support our international customers. International distributors are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a highly trained technical staff, which includes application engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators. Technical support provides a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and distributors, both in our facilities and on-site.

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

MANUFACTURING AND SUPPLIERS

We use third party contract manufacturers extensively to assemble our products and a substantial majority of subassemblies and modules for our products. Our reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice is given, and has been automatically renewed until October 2012. We do not generally maintain long-term agreements with any of our contract manufacturers.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we are dependent on one company for certain video encoding chips which are incorporated into several of our products. Our reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules for a number of reasons, including as a result of the impact of natural disasters on those suppliers. In particular, certain components have in the past been in short supply and are available only from a small number of suppliers or from sole source suppliers. While we expend considerable efforts to qualify additional component sources, consolidation of suppliers in the industry and the small number of viable alternatives have limited the results of these efforts. We do not generally maintain long-term agreements with any of our suppliers.

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

INTELLECTUAL PROPERTY

As of December 31, 2011, we held 57 issued U.S. patents and 19 issued foreign patents and had a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. For example, in October 2011, Avid Technologies, Inc. sued us for patent infringement, alleging that our Omneon MediaGrid product infringes two patents held by Avid. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

The markets we address are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry, as well as an increasing number of companies whose principal business is the ownership and exploitation of patents, have extensive patent portfolios. From time to time, third parties, including certain of these companies, have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. There can be no assurance that we will be able to defend against any claim that we are infringing upon their intellectual property rights, that the terms of any license offered by any person asserting such rights would be acceptable to us or our customers, or that failure to obtain a license or the costs associated with any license would not materially and adversely affect our business, operating results, financial position and cash flows.

BACKLOG

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months, as well as deferred revenue that is expected to be recognized within the succeeding twelve months. At December 31, 2011, backlog, including deferred revenue, was $125 million, compared to $121.9 million at December 31, 2010. The increase in backlog at December 31, 2011, from December 31, 2010, was due to an increase in orders received under which product shipments had not been made. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, our backlog at December 31, 2011, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for video infrastructure systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in each of these categories. Our competitors in digital video solutions include vertically integrated system suppliers, such as Motorola, Cisco Systems, Ericsson and Thomson Video Networks, and, in certain product lines, a number of smaller companies, including Envivio, RGB and Elemental. In production and playout products, competitors include Harris, Grass Valley, Miranda and Avid. In edge devices and fiber optic access products, competitors include Motorola, Cisco Systems, Aurora and Arris.

Consolidation in the industry has led to the acquisition of several of our historic competitor companies. For example, Scientific Atlanta, Tandberg Television, and BigBand Networks and C-Cor were acquired by Cisco Systems, Ericsson and Arris, respectively. Consequently, most of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets and are often more capable of engaging in price-based competition for sales of products. They often have broader product lines and market focus, and, therefore, will not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and have more long-standing and established relationships with domestic and foreign customers. Further, a few of our competitors offer long-term lease financing to customers for products competitive with ours. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position and cash flows.

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

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2011, 2010, and 2009 were $102.7 million, $77.2 million and $61.4 million, respectively. Our research and development activities are conducted primarily in the United States (California, Oregon, New York and New Jersey), Israel and Hong Kong.

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

EMPLOYEES

As of December 31, 2011, we employed a total of 1,145 people, including 446 in research and development, 211 in sales, 163 in service and support, 169 in operations, 59 in marketing (corporate and product), and 97 in a general and administrative capacity. There were 694 employees in the U.S. and 451 employees in foreign countries located in South America, the Middle East, Europe, and Asia. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in the geographic areas where our primary operations are located remains strong, particularly for highly qualified technical personnel, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract the key employees or highly qualified technical personnel we may require in the future.

ABOUT HARMONIC

Harmonic was initially incorporated in California in June 1988 and reincorporated into Delaware in May 1995.

In March 2009, we completed the acquisition of Scopus Video Networks, Ltd. The acquisition of Scopus was intended to strengthen our position in international video broadcast and contribution and distribution markets. Scopus provides complementary video processing technology, expanded research and development capability and additional sales and distribution channels, particularly in emerging markets.

In September 2010, we completed the acquisition of Omneon, Inc., a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon is complementary to our core business, expanding our customer reach into content providers and extending our product lines into video servers and video-optimized storage for content production and playout.

Our principal executive offices are located at 4300 North First Street, San Jose, California 95134. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our web site is not part of this report.

Item 1A.	RISK FACTORS

We depend on cable, satellite and telco, and broadcast and media industry capital spending for our revenue and any material decrease or delay in capital spending in any of these industries would negatively impact our operating results, financial condition and cash flows.

Our revenue has been derived from sales to cable television operators, satellite and telco operators and broadcast and media companies, as well as, more recently, emerging streaming media providers. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by customers in these markets for the purpose of creating, expanding or upgrading their systems.

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	federal, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or international markets, particularly in the housing markets in the developed countries;

•	uncertainty related to development of digital video industry standards;

•	delays in the evaluation of new services, new standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades of systems;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof; and

•	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies, particularly in the U.S., during the balance of 2011, and may be sluggish in many geographies, particularly the U.S. and potentially Europe, during 2012. The severity or length of time that economic and financial market conditions may be sluggish, whether certain or all of such adverse factors will persist, or whether a severe down turn may reoccur in the U.S., Europe or in other countries, is unknown. During challenging or uncertain economic times, and particularly in tight credit markets, many customers may delay or reduce capital expenditures, which often results in lower demand for our products.

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. The value of the U.S. dollar fluctuates significantly against many foreign currencies, including the Euro and other local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many foreign currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.

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

In the digital video solutions market, we compete broadly with products from vertically integrated system suppliers, including Motorola, Cisco Systems, Ericsson, and Thomson Video Networks and, in certain product lines, with a number of smaller companies. Our principal competitors for our production and playout products are Harris, Grass Valley, Miranda and Avid. Our principal competitors for edge and access products are Cisco Systems, Motorola, Aurora and Arris.

Many of our competitors are substantially larger, and have greater financial, technical, marketing and other resources, than we have. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or more attractive financing terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

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

We are currently developing and marketing products based on established video compression standards, such as MPEG-4 AVC/H.264, which provides significantly greater compression efficiency, thereby making more bandwidth available to operators. We are also involved in research and development efforts with respect to products utilizing new technologies such as high efficiency video coding, or “HEVC”. At the same time, we need to devote development resources to the existing MPEG-2 standard that many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in encoding or transcoding.

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on products that will facilitate and enhance multi-screen applications, on media (“playout”) servers utilizing integrated channel playout, and on converged cable access platform (“CCAP”) products that are intended to address customers’ cost reduction efforts through the use of IP technology. Many of these products are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market. The success of these significant and costly development efforts will be predicated, in substantial part, on the timing of market adoption of the new standards on which the resulting products are based. If any of the new standards are not adopted or such adoption is earlier or later than we are predicting, we risk spending research and development time and dollars on products that may never achieve market acceptance or introduction of which misses the customer demand window and thus does not produce the revenue that a timely introduction would have likely produced.

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

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, and the first half of 2010. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The global economic slowdown led many of our customers to decrease their expenditures in 2009, and we believe that this slowdown caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008. It is possible that such adverse economic conditions may return in 2012, particularly in Europe.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets and may have a material and adverse affect on the U.S. economy and possibly the economies of most, if not all, of the other countries in the world, particularly if the credit rating is lowered again. In addition, the recent lowering of the credit ratings of several of the European countries could have the same effect. The impact of any of these issues could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. In the last three years and particularly in 2011, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Nevertheless, sales to our ten largest customers in the fiscal years ended December 31, 2011, 2010 and 2009 accounted for approximately 35%, 44% and 47% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the fiscal years ended December 31, 2011, 2010 and 2009, revenue from Comcast accounted for approximately 11%, 17% and 16%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2011, 2010 and 2009 represented approximately 55%, 50% and 49% of our revenue, respectively. We expect that international revenue will continue to represent a similar and growing percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	a slowdown or leveling off in international economies, particularly in Europe, which may adversely affect our customers’ capital spending;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, particularly in emerging market countries;

•	compliance with the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest in the Middle East and resulting regime changes.

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

Our operations outside the United States also require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the FCPA and similar laws, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals, in their official capacity, to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Our activities in countries outside the United States create the inherent risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with distributors and resellers a requirement that those parties comply with the FCPA. However, we cannot assure you that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and devices, such as:

•	video compression standards, such as high efficiency video coding (“HEVC”);

•	fiber to the premises, or FTTP, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the converged cable access platform;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders (or PVRs), iPads and other tablet computers, and a variety of smartphone mobile devices.

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends and requirements will affect the growth of our business. These trends and requirements include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	adoption of high bandwidth wireless technology, such as 3G and 4G-LTE;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	increased consumer interest in 3D television and content;

•	the need to develop partnerships with other companies involved in the new broadband services;

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on contractors for manufacturing and installation, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules, reduced control over costs, quality and timely delivery of components, subassemblies or modules and timely installation of products. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

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

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenues and other operating results. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. Recent increases in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. As a result of this investment in inventories, we have in the past been, and in the future may be, subject to risk of excessive or obsolete inventories, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows. In this regard, our gross margins and operating results have, in the past, been adversely affected by significant excess and obsolete inventory charges.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the U.S. and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customer’s services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax credit in place prior to 2012 is renewed;

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. In 2008, we determined that a valuation allowance was no longer necessary for substantially all of our U.S. deferred tax assets because, based on the available evidence, we concluded that realization of these net deferred tax assets was more likely than not. We continue to maintain a valuation allowance for certain foreign deferred tax assets, and recorded a valuation allowance on certain of our California deferred tax assets in the first quarter of 2009 as a result of our expectations of future usage of the California deferred tax assets. In the event, in the future, we determine an additional valuation allowance is necessary with respect to our U.S. or foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance in the period in which we made such determination as a discrete item, and this could have a material and adverse effect on our operating results for such period.

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

A failure by Congress to renew the research and development tax credit in place prior to 2012 would increase our effective tax rate in 2012 and beyond.

Our 2007, 2008, and 2009 U.S. corporate income tax returns are presently being audited by the Internal Revenue Service. These audits commenced in the second quarter of 2011. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and operating results could be materially and adversely impacted in the period of adjustment.

We have requested an Advanced Pricing Agreement with the Internal Revenue Service regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008, and our sharing of research and development costs with our international subsidiaries. If the Internal Revenue Service is unwilling to enter into such agreement on substantially the terms we have proposed and we are ultimately forced to settle on terms that are unfavorable to us, we may be required to take a charge to expense, in the period of the settlement, arising from such unfavorable terms that could have a material and adverse effect on our operating results for such period. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, and may request the Internal Revenue Service to enter into an Advanced Pricing Agreement with respect to the Omneon license, which will have the same risk to us as the Advanced Pricing Agreement we are presently negotiating.

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

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware alleging that our Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. We are currently evaluating our position with respect to these patents. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.

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

As an example, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products sold to the customer by Harmonic or its acquired companies. Many of these notices arise out of a spate of patent infringement claims, and related litigation, brought by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. Few of the notices we have received from a customer with respect to its indemnification rights related to the MPT litigation have demanded that we provide a defense for the customer against such claims or litigation, currently reimburse the customer for its costs of such defense, or pay any other specified sum to the customer. We cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether the claims are likely to result in a settlement or judgment against a customer defendant (although some such settlements have occurred), or whether we would have liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our customers makes a written indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we could be obligated to pay amounts to such customers that would materially and adversely affect our operating results, financial condition and cash flows.

We rely on distributors, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these customers and the processes and procedures that support them could adversely affect our business.

We generate a significant percentage of our revenue through sales to distributors, value-added resellers, or VARs, and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Further, our reliance on

VARs and systems integrators that specialize in video delivery solutions, products and services has increased since the completion of our acquisition of Omneon in September 2010. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

The ongoing threat of terrorism, social and political instability and tensions among countries have created uncertainty and may harm our business.

Conditions in the U.S. and global economies improved from mid-2010 to mid-2011, but remain uncertain. The terrorist attacks in the U.S. in 2001, subsequent and continuing attempted and accomplished terrorist attacks in other parts of the world, and the threat of future attacks have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, the threat of future attacks, the ongoing war on terrorism, recent increased social and political instability and regime changes, particularly in the Middle East, and tensions among countries, including between Iran and Israel and the U.S., on our business and the global economy remain uncertain. Such uncertainty has increased the price of certain commodities, particularly oil, which could have an indirect material and adverse impact on the cost of manufacturing and shipping our products. Moreover, the potential for future terrorist attacks, increases in such social and political instability and increases in such tensions, particularly if Israel or any other country were to attack any of Iran’s nuclear development facilities, make it difficult to estimate the long-term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries and certain European countries, and the impact of resulting economic conditions on our business.

We face risks associated with having important facilities and resources located in Israel.

We maintain facilities in two locations in Israel with a total of 215 employees, or approximately 19% of our worldwide workforce, as of December 31, 2011. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, reluctance to travel within or to Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2011. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or any other cause, could significantly harm our business. Current or future tensions in the Middle East could materially and adversely affect our business, results of operations and financial condition.

We have made, and expect to continue to make, acquisitions, and any acquisition could disrupt our operations, cause dilution to our stockholders and materially and adversely affect our business, operating results, cash flows and financial condition.

As part of our business strategy, from time to time we have acquired, and we continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. Most recently, in September 2010, we completed the acquisition of Omneon, a privately-held company that provides broadcast video server and storage systems used for video production and play-to-air workflows. It is possible that we will make additional acquisitions, from time to time, in the future.

We may face challenges as a result of these acquisition activities, because such activities entail numerous risks, including:

•

the possibility that an acquisition may not close because of, among other things, a failure of a party to satisfy the conditions to closing or an acquisition target entering into an alternative transaction;

•	unanticipated costs or delays associated with the acquisition;

•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	the diversion of management’s attention from the regular operations of the business during the acquisition process;

•	the challenges of managing a larger and more geographically widespread operation and product portfolio after the closing of the acquisition;

•

difficulties in integrating acquired companies’ systems, controls, policies and procedures, particularly to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002;

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

These financing activities or expenditures could materially and adversely affect our operating results, cash flows and financial condition or the price of our common stock, or both. Alternatively, due to difficulties in the capital or credit markets, we may be unable to secure capital on reasonable terms, or at all, necessary to complete an acquisition.

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

Broadband communications markets are subject to rapid changes, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that pay TV service providers, broadcasters, content providers and other video production and delivery companies will decide to adopt alternative architectures, new business models, and/or technologies that are incompatible with our current or future products. In addition, successful new entrants into the media markets, both domestic and international, may impact existing industry business models, resulting in decreased spending by our existing customer base. Finally, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes, which can result in delays in revenue from current and new products. If we are unable to design, develop, manufacture and sell products that incorporate, or are compatible with, these new architectures or technologies, our business, operating results, financial condition and cash flows would be materially and adversely affected.

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

We rely on third-party manufacturers for the production of most of our products. Any significant disruption in the business or operations of such manufacturers or of our suppliers could adversely impact our business. Our principal third-party manufacturer and several of our suppliers, distributors and customers have operations in locations that are subject to natural disasters, such as severe weather and earthquakes, which could disrupt their operations and, in turn, our operations. In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption and/or loss, which may materially impair their ability to continue their purchase of products from us. Accordingly, a major earthquake or other natural disaster in one of the geographies in which we, or our third-party manufacturers, suppliers or customers, operate could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of December 31, 2011, we have 451 employees in our international operations, representing approximately 39% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results and financial condition.

Our failure to adequately protect our proprietary rights may adversely affect us.

At December 31, 2011, we held 57 issued U.S. patents and 19 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into technology development or licensing agreements, we cannot assure you that such agreements may be negotiated on commercially reasonable terms, or at all. The failure to enter into technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could materially and adversely affect our business.

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

We believe that our existing cash and short-term investments of $161.8 million, at December 31, 2011, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in the financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

In addition, we regularly review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital to finance the acquisition and related expenses, as well as to integrate operations following the acquisition, and could require us to issue our stock and dilute existing stockholders.

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

If adequate capital is not available, or is not available on reasonable terms, when needed, we may not be able to take advantage of acquisition or other market opportunities, to timely develop new products, or to otherwise respond to competitive pressures.

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

We are subject to various laws and regulations related to the environment and potential climate change that could impose substantial costs upon us and may adversely affect our business, operating results, cash flows and financial condition.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials, including lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs), and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the U.S., Japan and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries.

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

We have spent, and expect to continue to spend, a substantial amount of management time and costly external resources to comply with changes in laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations, the NASDAQ Stock Market rules and applicable provisions of the Dodd Frank Act of 2010, particularly section 1502 with respect to “conflict minerals” and proposed SEC disclosure and reporting on that subject. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm in connection with the filing of our Report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses.

While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2011, our internal control over financial reporting was effective, and our independent registered public accounting firm has attested that our internal control over financial reporting was effective in all material respects as of December 31, 2011, we cannot predict the outcome of our testing and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified attestation as of future year-ends, we will incur substantial additional costs in an effort to correct such problems and investors may lose confidence in our financial statements, and the price of our stock will likely decrease in the short term, until we correct such problems, and perhaps in the long term, as well.

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

Of our leased facilities, an aggregate of approximately 76,000 square feet is in the Omneon Sunnyvale office and the Scopus New Jersey office and is in excess of our space requirements. We no longer occupy these facilities and the estimated loss, net of potential estimated sublease income, for this square footage has been included in the excess facilities charges recorded in the years ended December 31, 2010 and 2009. The Scopus New Jersey lease terminated in May 2011 and the Omneon Sunnyvale lease terminates in June 2013.

Item 3.	LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. filed a complaint in the United States District court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. At this time, the Company cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.

In April 2010, Arris Corporation filed a complaint in the United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint sought injunctive relief and damages. In connection with this matter, the Company recorded a $1.3M liability in the fourth quarter of 2010, based on a tentative agreement of Arris and Harmonic with respect to settlement of the action. In April 2011, this matter was settled on essentially the same terms as the tentative agreement and the action was dismissed.

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, we believe Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, as of December 31, 2011 and as of the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.

Harmonic is subject to other litigation incidental to its business that is not believed to be material to the Company.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market information: Harmonic’s common stock is traded on the NASDAQ Global Market under the symbol HLIT, and has been listed on NASDAQ since Harmonic’s initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported on the Nasdaq Global Market:

	High	Low
2010
First quarter	$6.95	$5.78
Second quarter	7.27	5.25
Third quarter	7.14	5.34
Fourth quarter	8.87	6.37

2011
First quarter	$10.05	$7.78
Second quarter	10.00	6.64
Third quarter	7.45	4.19
Fourth quarter	5.85	3.85

Holders of record: At February 10, 2012, there were 481 stockholders of record of Harmonic’s common stock.

Dividends: Harmonic has never declared or paid any dividends on its capital stock. Harmonic currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Harmonic’s line of credit includes covenants prohibiting the payment of cash dividends.

Securities authorized for issuance under equity compensation plans: The disclosure required by Item 201(d) of Regulation S-K will be set forth in the 2012 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Sales of unregistered securities: Not applicable.

b) Use of proceeds: Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchasers: During the year ended December 31, 2011, neither Harmonic, nor any of its affiliated entities, repurchased any of Harmonic’s equity securities.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2006 and ending on December 31, 2011. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecommunications Index on December 31, 2006, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/06	12/07	12/08	12/09	12/10	12/11
Harmonic Inc.	100.00	144.15	77.17	87.07	117.88	69.33
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Telecommunications	100.00	113.32	61.52	85.61	94.28	83.51

Item 6.	SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Condensed Consolidated Statements of Operations Data
Net revenue	$549,332	$423,344	$319,566	$364,963	$311,204
Gross profit	254,514	195,401	134,360	177,533	134,075
Income (loss) from operations	11,773	5,142	(12,035)	39,305	19,258
Net income (loss)	8,779	(4,335)	(24,139)	63,992	23,421
Net income (loss) per share — basic	0.08	(0.04)	(0.25)	0.68	0.29
Net income (loss) per share — diluted	0.08	(0.04)	(0.25)	0.67	0.28

Condensed Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$161,837	$120,371	$271,070	$327,163	$269,260
Working capital	279,060	217,898	325,185	375,131	283,276
Total assets	734,166	720,386	572,034	564,363	475,779
Long-term financing liability	—	—	6,908	—	—
Stockholders’ equity	564,316	520,203	407,473	414,317	334,413

•

On September 15, 2010, we acquired Omneon, Inc. for a purchase price of $251.3 million, net of cash acquired. The 2010 income from operations and net loss included a charge of $5.9 million for acquisition costs related to the Omneon acquisition. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

•

In addition, the 2010 income from operations and net loss included $3.0 million of excess facilities charges, primarily related to the closure of the Omneon Sunnyvale office, and $1.6 million for severance expenses.

•

On December 31, 2009, we had on our balance sheet the capitalized fair value of our San Jose headquarters building, which was under construction, of $6.9 million, with a corresponding credit to financing liability. Upon completion of the building in September 2010, and in connection with the sale-leaseback of the building, we removed from our books the carrying value of the building and the financing liability.

•

On March 12, 2009, we acquired Scopus Video Networks for a purchase price of $63.1 million, net of cash acquired. The 2009 loss from operations and net loss included a charge of $3.4 million for acquisition costs related to the Scopus acquisition. See Note 3 “Acquisitions” of the Company’s Consolidated Financial Statements for additional information.

•

In addition, the 2009 loss from operations and net loss included $8.3 million of restructuring charges related to the Scopus acquisition. These charges included $6.3 million in cost of revenue primarily related to provisions for excess and obsolete inventories of $5.8 million and $0.5 million for severance and other expenses. Charges of $2.0 million were recorded in operating expenses related to the Scopus acquisition, consisting primarily of severance costs.

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

•

The 2007 income from operations and net income included a charge of $6.4 million for the settlement of the securities class action lawsuit, a restructuring charge of $0.4 million on a reduction in estimated sublease income for a Sunnyvale, California building and a charge of $0.5 million from the closure of the manufacturing and research and development activities of Broadcast Technology Limited (“BTL”). This was partially offset by a credit of $1.8 million from a revised estimate of expected sublease income due to the extension of a sublease of a building to the lease expiration. The acquisition of Rhozet Corporation in July 2007 resulted in a charge of $0.7 million related to the write-off of acquired in-process technology.

•

On January 1, 2007, we adopted revised accounting guidance for accounting for uncertainty in income taxes. The effect of adopting this revised accounting guidance was an increase in the Company’s accumulated deficit of $2.1 million for interest and penalties related to uncertain tax positions that existed at January 1, 2007.

•

In the fourth quarter of 2007, we sold and issued 12,500,000 shares of common stock in a public offering at a price of $12.00 per share. Our net proceeds from the offering were $141.8 million, which was net of underwriters’ discounts and commissions of $7.4 million and related legal, accounting, printing and other costs totaling $0.7 million. The net proceeds from the offering have been used for general corporate purposes.

•

Income (loss) from operations for 2011, 2010, 2009, 2008 and 2007 included amortization of intangible assets of $30.4 million, $17.4 million, $11.9 million, $6.1 million and $5.3 million, respectively.

•	Income (loss) from operations for 2011, 2010, 2009, 2008 and 2007 included stock-based compensation expense of $20.9, $15.5 million, $10.6 million, $7.8 million and $6.2 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions. We enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, tablets and mobile phones. Our products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and edge and access solutions. We also provide technical support services and professional services to our customers worldwide.

The principal markets we serve are cable television, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcasters and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in 2011, 2010 and 2009 accounted for approximately 35%, 44% and 47%, respectively, of our revenue. Revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part, as a result of acquisitions we have made. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2011, 2010 and 2009, revenue from Comcast accounted for 11%, 17% and 16%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

We recognized revenue of $549 million in 2011, as compared to $423 million in 2010. Our international revenue represents a growing part of our business. Growth in international sales from 2010 to 2011 was 42%, while growth in domestic sales was 17% during the same time period. In 2011, international sales represented 55% of our total revenue. In recognition of our growing international business opportunities, we have expanded our international operations and staffing to better support our expansion into international markets. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco and broadcast industries. More recently, we also have derived revenue from media companies, including streaming media providers. Industry consolidation has in the past constrained, and may in the future constrain, capital spending by our customers. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and content providers, adapt our products for new applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the media market, which could result in higher operating costs. Implementation issues with our products or those of other vendors have caused, and may continue to cause, delays in project completion for our customers and delay our recognition of revenue.

Financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. In the second half of 2010 and in 2011, we saw capital spending return to the levels we experienced before 2009. However, economic growth may be sluggish in certain geographies in 2012, particularly in the U.S. and Europe. If an economic downturn were to occur in the future, customers may delay or reduce capital expenditures, which in turn often results in lower demand for our products.

As part of our business strategy, from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. In March 2009, we completed the acquisition of Scopus Video Networks, Ltd (“Scopus”). The acquisition of Scopus provided complementary video processing technology, expanded research and development capability and additional sales and distribution channels, particularly in emerging markets. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business is complementary to Harmonic’s core business, and expands our customer reach into content providers and extends our product lines into video servers and video-optimized storage for content production and playout. In connection with these acquisitions, our operating results for 2010 and 2009 included acquisition costs, restructuring expenses and, in the case of Scopus, charges to cost of revenue for excess and obsolete inventories from product discontinuances. Further, the financial results of Scopus and Omneon, including the amortization of acquired intangible assets, have been included in our results of operations as of their acquisition date, and have had a significant impact on our revenues, cost of revenues, and operating expenses since the date of acquisition.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 1 of Notes to Consolidated Financial Statements for details of Harmonic’s accounting policies. Critical accounting policies, judgments and estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:

•	Revenue recognition;

•	Valuation of inventories;

•	Impairment of goodwill or long-lived assets;

•	Assessment of the probability of the outcome of current litigation;

•	Accounting for income taxes; and

•	Stock-based compensation.

REVENUE RECOGNITION

Harmonic’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and the sale of end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.

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

We have multiple-element revenue arrangements that include hardware and software essential to the hardware product’s functionality. For transactions originating or materially modified beginning January 1, 2011, we apply new accounting guidance on a prospective basis, which requires that we allocate revenue to all deliverables based on their relative selling prices. We determine the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. When we are unable to establish selling price using VSOE or TPE, we use our best estimate of selling price (“BESP”) in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company’s process for determining BESP involves management’s judgment. The Company’s process considers multiple factors that may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s BESP may also change.

Sales of stand-alone software that are not considered essential to the functionality of the hardware continue to be subject to the industry-specific software revenue recognition guidance. Further, the Company also applied the industry-specific software revenue recognition guidance to its multiple element arrangements for transactions originating prior to January 1, 2011. In accordance with the software revenue recognition guidance, the Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. We establish fair value by reference to the price the customer is required to pay when an item is sold separately, using contractually stated, substantive renewal rates, when applicable, or the price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

Solution sales for the design, manufacture, test, integration and installation of products are accounted for in accordance with applicable guidance on accounting for performance of construction/production contracts, using the percentage-of-completion method of accounting when various other requirements for the use of this accounting guidance exist. Under the percentage-of-completion method, our revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. Costs are recognized proportionally to the labor hours incurred. Management believes that, for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. This requires us to estimate, at the outset of each arrangement, a detailed project plan and associated labor hour estimates for each project. For contracts that include customized services for which labor costs are not reasonably estimable, the Company uses the completed contract method of accounting. Under the completed contract method, 100% of the contract’s revenue and cost is recognized upon the completion of all services under the contract. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Our application of percentage-of-completion accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.

Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience. Distributors and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from distributors and system integrators. However, such returns typically occur in instances where the system integrator has designed a product into a project for the end user, but the integrator requests permission to return the component as it does not meet the specific project’s functional requirements. Such returns are made solely at the discretion of the Company, as our agreements with distributors and system integrators do not provide for return rights. We have extensive experience monitoring product returns from our distributors, and accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with applicable accounting guidance. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

VALUATION OF INVENTORIES

Harmonic states inventories at the lower of cost, using the weighted average method, or market. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. During the years ended December 31, 2011, 2010 and 2009, we recorded excess and obsolete inventory charges of $3.9 million, $4.2 million and $2.3 million, respectively.

IMPAIRMENT OF GOODWILL OR LONG-LIVED ASSETS

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year. We evaluate the recoverability of goodwill on the basis of market capitalization adjusted for a control premium and, if necessary, discounted cash flows on the Company level, which is the sole reporting unit. We evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. For example, changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets. We did not record any impairment charges related to our goodwill or long-lived assets during the years ended December 31, 2011, 2010 or 2009. However, there can be no assurance that future impairment tests will not result in a charge to earnings. At December 31, 2011, our carrying values for goodwill and intangible assets totaled $212.4 million and $87.7 million, respectively.

ASSESSMENT OF THE PROBABILITY OF THE OUTCOME OF CURRENT LITIGATION

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telco industry have extensive patent portfolios. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. We record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. An unfavorable outcome of this matter could adversely affect the Company’s business, operating results, financial position and cash flows. As of December 31, 2011, and the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.

In April 2010, Arris Corporation filed a complaint in the United States District Court in Atlanta, alleging that our Streamliner 3000 product infringes four patents held by Arris. The complaint sought injunctive relief and damages. In connection with this matter, we recorded a $1.3 million liability in the fourth quarter of 2010, based on a tentative agreement of Arris and Harmonic with respect to settlement of the action. In April 2011, this matter was settled on essentially the same terms as the tentative agreement and the action was dismissed.

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, we believe Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, as of December 31, 2011 and as of the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.

We regularly review all pending litigation in order to assess both the likelihood of an unfavorable outcome and whether an estimate of loss can be reasonably estimated. As a litigation matter progresses, and more information becomes known, our assessment of the potential outcome of such matter may change and we may be required to accrue for a settlement of, or an unfavorable outcome on, such matter, including any of the above referenced or other litigation matters, which could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We apply the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We have been notified by the Internal Revenue Service that our 2008 and 2009 U.S. corporate income tax returns have been selected for audit, which commenced in the second quarter of 2011. In addition, the statue of limitations on our 2007 U.S. corporate income tax return has been extended. If upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and cash flows could be adversely impacted in the period of adjustment.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Any changes in estimate, or settlement of any particular position, could have a material impact on our operating results, financial condition and cash flows.

STOCK-BASED COMPENSATION

Harmonic measures and recognizes compensation expense for all stock-based compensation awards made to employees and directors, including stock options, restricted stock units and share purchase rights related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards. The grant date fair value of restricted stock units is based on the fair value of our common stock on the date of grant. The grant date fair value of our stock options and share purchase rights is estimated using the Black-Scholes option pricing model.

The determination of fair value of stock options and share purchase rights on the date of grant, using an option-pricing model, is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. We estimated the expected life of the awards based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the options and purchase rights. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions to determine the fair value of our stock-based compensation awards granted in future periods, the compensation expense that we record under it may differ significantly from what we have recorded in the current period.

See Note 13 and Note 14 to the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue — Consolidated

Harmonic’s consolidated net revenue, by product line, for each of the three years ended December 31, 2011, 2010 and 2009 are presented in the table below. Also presented is the related dollar and percentage change in consolidated net revenue, by product line, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Revenue by type:
Video processing products	$236,624	$202,898	$162,654
Production and playout products	98,842	32,579	—
Edge and access products	141,880	135,306	117,355
Service and support	71,986	52,561	39,557

Net revenue	$549,332	$423,344	$319,566

Increase:
Video processing products	$33,726	$40,244
Production and playout	66,263	32,579
Edge and access products	6,574	17,951
Service and support	19,425	13,004

Total increase	$125,988	$103,778

Percent change:
Video processing products	16.6%	24.7%
Production and playout	203.4%	—%
Edge and access products	4.9%	15.3%
Service and support	37.0%	32.9%
Total percent change	29.8%	32.5%

The increase in net revenue in 2011, compared to 2010, was due, in large part, to the revenue contribution resulting from the acquisition of Omneon, which was completed in September 2010. Omneon’s product revenue is included in the production and playout product line above. In addition, our revenue increased due to strong demand for our video processing products, particularly in international markets where Pay TV is growing rapidly. The addition of Omneon product revenue and the growth in video processing product revenue also contributed to the growth in service and support activity related to the associated products, resulting in service and support revenue growth of 37% in 2011, when compared to 2010.

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

Net Revenue — Geographic

Harmonic’s domestic and international net revenue, for each of the three years ended December 31, 2011, 2010 and 2009, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Net revenue:
United States	$244,897	$209,583	$162,023
International	304,435	213,761	157,543

Total	$549,332	$423,344	$319,566

Increase:
United States	$35,314	$47,560
International	90,674	56,218

Total increase	$125,988	$103,778

Percent change:
United States	16.8%	29.4%
International	42.4%	35.7%
Total percent change	29.8%	32.5%

The increase in U.S. net revenue in 2011, compared to 2010, was principally due to the addition of Omneon product revenue and, to a lesser extent, increased video processing revenue and service and support revenue.

International net revenue in 2011 increased, compared to 2010, primarily due to sales of Omneon production and playout products, given that a substantial majority of production and playout net revenues were international, and, to a lesser extent, increased demand from customers in emerging markets. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that our international revenue may increase as a percentage of our total net revenue from year to year.

Net revenue in the U.S. increased in 2010, compared to 2009, primarily due to stronger demand for our products from our domestic cable operators for Video on Demand and HDTV deployments. International net revenue in 2010 increased 35.7%, compared to 2009. Our international net revenue growth was particularly strong in Europe, but also reflected the results of the increased share of international video broadcast business in emerging markets that the Company had targeted as part of its acquisition of Scopus. Additionally, a portion of the increased international net revenue toward the end of 2010 can be attributed to the production and playout (Omneon) business, given that a substantial majority of production and playout revenues were international.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue, for each of the three years ended December 31, 2011, 2010, and 2009, are presented in the table below. Also presented is the related dollar and percentage change in gross profit, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Gross profit	$254,514	$195,401	$134,360
As a percentage of net revenue	46.3%	46.2%	42.0%
Increase	$59,113	$61,041
Percent change	30.3%	45.4%

Gross profit as a percentage of revenue remained relatively flat in 2011, compared to 2010. The increase in gross margin was principally due to the increase in sales of production and playout products, which typically carry a higher gross margin than our average gross margin, offset in part by higher amortization of intangibles. We expect gross margin to increase modestly in the future as sales of our higher gross margin products are generally growing more quickly.

In 2011, $21.5 of amortization of intangibles was included in cost of sales, compared to $12.5 million in 2010. The higher amortization of intangible expense in 2011 was due to the amortization of intangibles arising from the Omneon acquisition, which was completed in September 2010. We expect to record approximately $20.5 million in amortization of intangibles expense in cost of sales in 2012, primarily resulting from the acquisitions of Omneon and Scopus.

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

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue, for each of the three years ended December 31, 2011, 2010, and 2009, are presented in the table below. Also presented is the related dollar and percentage change in research and development expense, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Research and development	$102,732	$77,197	$61,435
As a percentage of net revenue	18.7%	18.2%	19.2%
Increase	$25,535	$15,762
Percent change	33.1%	25.7%

The increase in research and development expense in 2011, compared to 2010, was primarily the result of increased compensation expense of $15.0 million, increased outside engineering services of $3.5 million, increased facilities related expenses of $3.0 million and increased stock-based compensation expense of $1.9 million. We expect research and development expense to increase modestly in absolute dollars, and remain relatively flat as a percentage of revenue, as we continue to invest in new product areas.

The increased compensation expense, outside engineering services and stock-based compensation expense were primarily due to increased engineering headcount and activities resulting from the Omneon acquisition, as well as additional hiring of employees engaged in engineering activities. The increased facilities related expenses were primarily due to additional depreciation of building improvements and lab equipment costs incurred in order to consolidate the Omneon employees within our San Jose headquarters building.

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

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue, for each of the three years ended December 31, 2011, 2010, and 2009, are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Selling, general and administrative	$131,091	$108,150	$81,138
As a percentage of net revenue	23.9%	25.5%	25.4%
Increase	$22,941	$27,012
Percent change	21.2%	33.3%

The increase in selling, general and administrative expense in 2011, compared to 2010, was primarily a result of increased compensation expense of $14.7 million, increased stock-based compensation expense of $2.6 million, increased program marketing and third party commission expense of $5.1 million, increased travel expense of $3.4 million, increased amortization of intangible of $4.0 million, and increased consulting and professional service expense of $2.0 million. These increases were partially offset by the absence of $5.7 million of acquisition related costs incurred in 2010 in connection with the acquisition of Omneon and a decrease of $2.5 million of excess facilities charges primarily related to the closure of the Omneon Sunnyvale office in 2010.

The increased compensation expense, stock-based compensation expense and travel expense in 2011 were primarily due to increased headcount resulting from the Omneon acquisition and higher commission expense resulting from increased net revenue in 2011. The increase in consulting and professional service expense was related to higher temporary headcount and additional consulting resources being used in general and administrative activities. We expect selling, general and administrative expense to increase in absolute dollars, principally due to investments in international markets, but decrease as a percentage of revenue.

The increase in selling, general and administrative expense in 2010, compared to 2009, was primarily due to higher compensation expense of $12.0 million, higher legal and accounting expense of $2.0 million, excess facilities charges of $3.0 million, higher acquisition-related expense of $2.9 million associated with the acquisition of Omneon, higher travel and entertainment expense of $1.6 million, and higher stock-based compensation expense of $3.8 million. The higher compensation, travel and entertainment, and stock-based compensation expenses were primarily attributable to increased headcount as a result of the Omneon acquisition, in addition to higher incentive compensation as a result of the substantial increase in revenue in 2010. The increase in excess facilities charges was related to the closure of Omneon’s Sunnyvale, California facility, net of estimated sublease income. Additionally, in connection with a pending litigation matter, the Company recorded a charge of $1.3 million to selling, general and administrative expense in 2010 based on management’s determination of the Company’s probable and estimable exposure in the matter.

Amortization of Intangibles

Harmonic’s amortization of intangibles expense charged to operating expenses, and the amortization of intangibles expense as a percentage of net revenue, for each of the three years ended December 31, 2011, 2010, and 2009, are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Amortization of intangibles	$8,918	$4,912	$3,822
As a percentage of net revenue	1.6%	1.2%	1.2%
Increase	$4,006	$1,090
Percent change	81.6%	28.5%

The increase in the amortization of intangibles expense in 2011, compared to 2010, was primarily due to the amortization of intangible assets obtained in connection with the acquisition of Omneon during the third quarter of 2010. Harmonic expects to record a total of approximately $8.7 million in amortization of intangibles expense in operating expenses in 2012, primarily resulting from the acquisitions of Scopus and Omneon.

The increase in amortization of intangibles expense in 2010, compared to 2009 was due to the amortization of intangibles related to the acquisition of Omneon in September 2010.

Interest Income, Net

Harmonic’s interest income, net, and interest income, net as a percentage of net revenue, for each of the three years ended December 31, 2011, 2010, and 2009, are presented in the table below. Also presented is the related dollar and percentage change in interest income, net, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2010
	(In thousands, except percentages)
Interest income, net	$374	$1,082	$3,181
As a percentage of net revenue	0.1%	0.3%	1.0%
Decrease	$(708)	$(2,099)
Percent change	(65.4)%	(66.0)%

The decrease in interest income, net in 2011, compared to 2010, was primarily due to lower average cash and short-term investments portfolio balances during 2011, principally resulting from cash used in the Omneon acquisition in September 2010, offset by increases in cash from operations, and lower interest rates earned on the portfolio balances.

The decrease in interest income, net in 2010, compared to 2009, was primarily due to lower interest rates on the cash and short-term investments portfolio and a lower average portfolio balance during the year, principally resulting from cash used in the Omneon acquisition, offset by increases in cash from operations.

Other Expense, Net

Other income and expense is primarily comprised of foreign exchange gains and losses on accounts receivable and intercompany balances denominated in currencies other than the U.S dollar.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of net revenue, for each of the three years ended December 31, 2011, 2010, and 2009, are presented in the table below. Also presented is the related dollar and percentage change in provision for income taxes, as compared with the prior year, for each of the two years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Provision for income taxes	$2,854	$9,774	$14,404
As a percentage of net revenue	0.5%	2.3%	4.5%
Increase (decrease)	$(6,920)	$(4,630)
Percent change	(70.8)%	(32.1)%

For the year ended December 31, 2011, our effective tax rate on our pre-tax income was 24.5%, compared to an effective tax rate on our pre-tax income of 179.7% for 2010. The difference between the underlying effective tax rate for the year ended December 31, 2011 and the federal statutory rate of 35% is primarily attributable to lower rates on foreign earnings, a current year research credit and a decrease to our liability for uncertain tax positions due to the expiration of the statute of limitations for certain items, offset in part by unbenefitted losses of certain foreign entities and the impact of non-deductible stock-based compensation. Further, new California tax legislation, enacted in February 2009, provides for the election of a single sales apportionment formula beginning in 2011. The Company elected the single sales apportionment method for 2011. The use of this apportionment method reduces the amount of California taxable income, which reduced our overall state rate.

For the year ended December 31, 2010 our effective tax rate was 179.7%, compared to an effective tax rate of 148% for 2009. The difference between the underlying effective tax rate for 2010 and the federal statutory rate of 35% is primarily attributable to charges taken due to unbenefitted foreign losses of certain foreign entities, offset by a tax benefit related to an intercompany sale of acquired intangibles, non-deductible stock-based compensation expense, non-deductible acquisition costs, accrued interest for certain unrecognized tax benefits, and the recording of a valuation allowance against a portion of our California tax credits.

Liquidity and Capital Resources

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$161,837	$120,371	$271,070
Net cash provided by operating activities	45,177	17,566	11,088
Net cash used in investing activities	(65,331)	(96,355)	(42,912)
Net cash provided by financing activities	14,656	22,963	4,243

As of December 31, 2011, cash, cash equivalents and short-term investments totaled $161.8 million, compared to $120.4 million as of December 31, 2010. Cash provided by operations was $45.2 million in 2011, resulting from net income of $8.8 million, adjusted for $66.5 million in non-cash charges, and $30.1 million for use of cash associated with the net change in assets and liabilities. The non-cash charges included deferred income taxes, amortization of intangible assets, stock-based compensation, depreciation, accretion of investments and loss on disposal of fixed assets. The net change in assets and liabilities included increases in accounts receivable and inventories, as well as decreases in deferred revenue, prepaid expenses, accounts payable and income taxes payable. The increase in inventory was due to higher service and production inventories to support higher revenue levels. The decrease in income taxes payable was due to estimated tax payments made in 2011. The decrease in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts and the recognition of product revenue for a larger contract that had previously been deferred.

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

Net cash used in investing activities was $65.3 million in 2011, principally resulting from the purchase of short-term investments of $107.5 million and capital expenditures of $17.3 million, offset by proceeds from the sale and maturity of investments of $59.7 million.

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

Net cash provided by financing activities of $14.7 million in 2011 was primarily due to the net proceeds from the issuance of common stock.

Net cash provided by financing activities of $22.7 million in 2010 was primarily due to $18.8 million in proceeds relating to lessor financing of building improvements for our new corporate headquarters and $3.9 million of net proceeds from the issuance of common stock.

Net cash provided by financing activities was $4.2 million in 2009, resulting primarily from proceeds from the exercise of stock options and the sale of our common stock under our 2002 Purchase Plan.

As of December 31, 2011, a substantial majority of the Company’s cash, cash equivalents and short-term investments were held in accounts in the United States. The Company believes that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months.

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

Our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including any global or European economic slowdown, market uncertainty surrounding the ongoing U.S. war on terrorism, and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

None as of December 31, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2011, were as follows:

	Payments Due by Period
	Total Amounts Committed	1 Year or Less	2 - 3 Years	4 - 5 Years	Over 5 Years
	(In thousands)
Operating leases (1)	$60,901	$6,273	$14,461	$13,420	$26,747
Inventory purchase commitments	32,495	32,495	—	—	—

Total contractual obligations	$93,396	$38,768	$14,461	$13,420	$26,747

Other commercial commitments:
Standby letters of credit	$808	$546	$262	$—	$—
Indemnification obligations (2)	—	—	—	—	—

Total commercial commitments	$808	$546	$262	$—	$—

1.	As of December 31, 2011, $2.6 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 9 “Restructuring and Excess Facilities.”
2.	Harmonic indemnifies its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters and some of its other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for defense costs, damages and other expenses (including reasonable attorneys’ fees).

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $47.3 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2011, have been excluded from the contractual obligations table above. See Note 14 “Income Taxes” to our Consolidated Financial Statements for a discussion on income taxes.

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

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 10% and 6% of net revenue in 2011 and 2010, respectively. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. At December 31, 2011, the Company had a forward exchange contract to sell Israeli Shekels (ILS) with a notional value of $4.3 million, Euros with a notional value of $6.9 million and British Pounds with a notional value of $5.7 million. These foreign exchange contracts mature in the first quarter of 2012. At December 31, 2010, we had a forward exchange contract to sell Euros totaling $3.3 million and a forward exchange contract to sell Japanese Yen totaling $0.4 million. These forward exchange contracts matured in the first quarter of 2011. While Harmonic does not anticipate that near-term changes in exchange rates will have a material impact on Harmonic’s operating results, financial position and liquidity, Harmonic cannot assure you that a sudden and significant change in the value of local currencies would not harm Harmonic’s operating results, financial position and liquidity.

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of December 31, 2011, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of December 31, 2011, our cash, cash equivalents and short-term investments balance was $161.8 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of December 31, 2011.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management has concluded that, as of December 31, 2011, Harmonic’s internal control over financial reporting was effective.

Financial Statement Schedules:

1. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.

2. Selected Quarterly Financial Data: The following table sets forth, for the periods indicated, selected quarterly financial data for the Company.

Quarterly Data (Unaudited)

	2011				2010
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$143,630	$138,871	$133,996	$132,835	$138,194	$104,784	$95,544	$84,822
Gross profit	$66,870	63,961	61,828	61,855	61,381	47,532	45,682	40,806
Income (loss) from operations	$6,627	3,840	1,393	(87)	(2,988)	1,572	4,097	2,461
Net income (loss)	$4,327	3,546	390	516	(13,738)	(361)	4,445	5,319
Net income (loss) per share — basic	$0.04	0.03	0.00	0.00	(0.12)	(0.00)	0.05	0.06
Net income (loss) per share — diluted	$0.04	0.03	0.00	0.00	(0.12)	(0.00)	0.05	0.05

•

In the fourth quarter of 2010, a charge of $2.1 million was recorded in cost of revenue related to the amortization of fair value adjustments made to Omneon inventory at the time of merger. In addition, selling, general and administrative expenses included approximately $3.0 million related to excess facilities costs associated with the former Omneon office in Sunnyvale, California. $1.3 million related to an anticipated litigation settlement, $0.5 million in severance related expenses and $0.2 million of acquisition expenses related to Omneon.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows listed in the accompanying index present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting rules for revenue recognition in 2011.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 29, 2012

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90,983	$96,533
Short-term investments	70,854	23,838
Accounts receivable, net	109,886	101,652
Inventories	70,649	58,065
Deferred income taxes	28,032	39,849
Prepaid expenses and other current assets	21,474	28,614

Total current assets	391,878	348,551
Property and equipment, net	40,469	39,825
Goodwill	212,417	211,878
Intangibles, net	87,651	118,070
Other assets	1,751	2,062

Total assets	$734,166	$720,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,537	$26,300
Income taxes payable	2,290	6,791
Deferred revenue	33,095	46,279
Accrued liabilities	46,896	51,283

Total current liabilities	112,818	130,653
Income taxes payable, long-term	47,307	48,883
Deferred income taxes, long-term	655	14,849
Other non-current liabilities	9,070	5,798

Total liabilities	169,850	200,183

Commitments and contingencies (Notes 17,18 and 19)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 116,257 and 112,360 shares issued and outstanding at December 31, 2011 and 2010, respectively	116	112
Capital in excess of par value	2,433,164	2,397,671
Accumulated deficit	(1,868,089)	(1,876,868)
Accumulated other comprehensive loss	(875)	(712)

Total stockholders’ equity	564,316	520,203

Total liabilities and stockholders’ equity	$734,166	$720,386

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Product revenue	$477,346	$370,783	$280,009
Service revenue	71,986	52,561	39,557

Net revenue	549,332	423,344	319,566
Product cost of revenue	266,233	210,864	170,734
Service cost of revenue	28,585	17,079	14,472

Total cost of revenue	294,818	227,943	185,206

Gross profit	254,514	195,401	134,360

Operating expenses:
Research and development	102,732	77,197	61,435
Selling, general and administrative	131,091	108,150	81,138
Amortization of intangibles	8,918	4,912	3,822

Total operating expenses	242,741	190,259	146,395
Income (loss) from operations	11,773	5,142	(12,035)
Interest income, net	374	1,082	3,181
Other expense, net	(514)	(785)	(881)

Income (loss) before income taxes	11,633	5,439	(9,735)
Provision for income taxes	2,854	9,774	14,404

Net income (loss)	$8,779	$(4,335)	$(24,139)

Net income (loss) per share:
Basic	$0.08	$(0.04)	$(0.25)

Diluted	$0.08	$(0.04)	$(0.25)

Weighted average shares:
Basic	115,175	101,487	95,833
Diluted	116,427	101,487	95,833

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balance at December 31, 2008	95,017	$95	$2,263,236	$(1,848,394)	$(620)	$414,317
Net loss				(24,139)		(24,139)	$(24,139)
Unrealized gain on investments, net of tax					529	529	529
Currency translation					56	56	56

Comprehensive income							$(23,554)

Stock-based compensation			10,597			10,597
Issuance of Common Stock under option, stock award and purchase plans	892	1	4,242			4,243
Issuance of Common Stock for acquisition of Rhozet	201	—	1,870			1,870

Balance at December 31, 2009	96,110	96	2,279,945	(1,872,533)	(35)	407,473
Net loss				(4,335)		(4,335)	$(4,335)
Unrealized loss on investments, net of tax					(376)	(376)	(376)
Currency translation					(301)	(301)	(301)

Comprehensive income							$(5,012)

Stock-based compensation			15,549			15,549
Issuance of Common Stock under option, stock award and purchase plans	2,100	2	3,857			3,859
Issuance of Common Stock for acquisition of Omneon	14,150	14	98,049			98,063
Excess tax benefits from stock-based compensation			271			271

Balance at December 31, 2010	112,360	112	2,397,671	(1,876,868)	(712)	520,203
Net income				8,779		8,779	$8,779
Unrealized gain on investments, net of tax					10	10	10
Currency translation					(173)	(173)	(173)

Comprehensive income							$8,616

Stock-based compensation			20,841			20,841
Issuance of Common Stock under option, stock award and purchase plans	3,897	4	12,697			12,701
Excess tax benefits from stock-based compensation			1,955			1,955

Balance at December 31, 2011	116,257	$116	$2,433,164	$(1,868,089)	$(875)	$564,316

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,779	$(4,335)	$(24,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	30,420	17,425	11,904
Depreciation	13,867	9,990	8,655
Stock-based compensation	20,913	15,539	10,579
Net loss on disposal of fixed assets	671	162	198
Deferred income taxes	(2,316)	(1,732)	11,818
Allowance for doubtful accounts	2,123	734	(3,534)
Other non-cash adjustments, net	801	1,529	2,594
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,365)	(20,478)	8,960
Inventories	(12,652)	(11,979)	7,726
Prepaid expenses and other assets	7,924	(5,445)	(2,313)
Accounts payable	4,750	(3,080)	5,735
Deferred revenue	(13,470)	5,086	2,072
Income taxes payable	(6,843)	11,017	1,389
Accrued excess facility costs	(327)	(2,412)	(6,044)
Accrued and other liabilities	902	5,545	(24,512)

Net cash provided by operating activities	45,177	17,566	11,088

Cash flows from investing activities:
Purchases of investments	(107,544)	(51,457)	(129,202)
Proceeds from maturities of investments	28,733	80,961	130,641
Proceeds from sales of investments	30,999	63,269	27,240
Acquisition of property and equipment	(17,269)	(35,624)	(8,086)
Acquisition of Scopus, net of cash received	—	—	(63,053)
Acquisition of Omneon, net of cash received	—	(153,254)	—
Other acquisitions	(250)	(250)	(452)

Net cash used in investing activities	(65,331)	(96,355)	(42,912)

Cash flows from financing activities:
Proceeds from lease financing liability	—	18,833	—
Proceeds from issuance of common stock, net	12,701	3,859	4,243
Excess tax benefits from stock-based compensation	1,955	271	—

Net cash provided by financing activities	14,656	22,963	4,243

Effect of exchange rate changes on cash and cash equivalents	(52)	(118)	167

Net decrease in cash and cash equivalents	(5,550)	(55,944)	(27,414)
Cash and cash equivalents at beginning of period	96,533	152,477	179,891

Cash and cash equivalents at end of period	$90,983	$96,533	$152,477

Supplemental disclosures of cash flow information:
Income tax payments, net	$7,597	$1,427	$2,391
Non-cash investing and financing activities:
Issuance of restricted common stock for Rhozet acquisition	—	—	1,870
Issuance of restricted common stock for Omneon acquisition	—	95,938	—
Fair value of vested portion of stock options and restricted stock units assumed in connection with the Omneon acquisition	—	2,125	—
Financing liability for construction in progress	—	—	6,908

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Harmonic Inc. (“Harmonic” or the “Company”) designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable its customers to efficiently create, prepare and deliver broadcast and on-demand video services to televisions, personal computers, tablets and mobile devices. Historically, the majority of the Company’s sales have been derived from sales of video processing solutions and network edge and access systems to cable television operators and from sales of video processing solutions to direct-to-home satellite operators. More recently, the Company is providing its video processing solutions to telecommunications companies, or telcos, broadcasters and other media companies that create video programming or offer video services. In September 2010, Harmonic acquired Omneon, Inc. (“Omneon”), a private, venture-backed company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. The acquisition of Omneon is complementary to Harmonic’s core business, expanding Harmonic’s customer reach into content providers and extending its product lines into video servers and video-optimized storage for content production and playout.

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

Cash and Cash Equivalents. Cash equivalents are comprised of highly liquid, investment-grade obligations with an original or remaining maturity of three months or less at the date of purchase. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

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

Fair Value of Financial Instruments. The carrying value of Harmonic’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Concentrations of Credit Risk/Major Customers/Supplier Concentration. Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telcos, broadcasters and other media companies. Harmonic generally does not require collateral from its customers and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customer had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2011. One customer had a balance of 16% of the Company’s net accounts receivable balance as of December 31, 2010. In the years ended December 31, 2011, 2010 and 2009, sales to Comcast accounted for 11%, 17% and 16% of net revenue, respectively.

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

Revenue Recognition. Harmonic’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. Harmonic recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.

Revenue from the sale of hardware and software products is recognized when risk of loss and title have transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped or delivery has occurred. Revenue from distributors and system integrators is recognized on delivery of the related products, provided all other revenue recognition criteria have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.

Deferred revenue includes billings in excess of revenue recognized, net of deferred cost of revenue, and invoiced amounts remain deferred until applicable revenue recognition criteria are met.

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the Company’s Consolidated Statements of Operations. Costs associated with services are generally recognized as incurred.

The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with applicable revenue recognition accounting guidance. For the sale of stand-alone software products, bundled with hardware not essential to the functionality of the hardware, the Company recognizes revenue in accordance with industry specific software accounting guidance. Revenue associated with service and maintenance agreements is recognized on a straight-line basis over the period in which the services are performed, generally one year. The Company recognizes revenue associated with solution sales using the percentage of completion method. Further details of these accounting policies are described below.

Multiple Element Arrangements. The Company has revenue arrangements that include hardware and software essential to the hardware product’s functionality. For transactions originating or materially modified, beginning January 1, 2011, the Company has applied new accounting guidance on a prospective basis that requires the Company allocate revenue to all deliverables based on their relative selling prices. For transactions originating prior to January 1, 2011, the Company applied software revenue recognition accounting guidance, as described in the “Software” section below. The Company determines the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. If neither VSOE nor TPE exists for a deliverable, the Company uses a best estimate of the selling price (“BESP”) for that deliverable.

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

Total revenue, as reported, and pro forma total revenue that would have been reported for 2011, if the transactions entered into beginning January 1, 2011 had been subject to the previously applied revenue recognition guidance, are shown in the following table:

	Year ended December 31, 2011
	As Reported	Pro Forma
	(In thousands)
Net revenue	$549,332	$532,820

The impact of the revised accounting guidance on net revenue in 2011 was primarily attributable to the ability to assign a relative selling price to undelivered elements, which previously required VSOE (such as undelivered firmware updates on hardware products).

Software. Sales of stand-alone software that are not considered essential to the functionality of the hardware continue to be subject to the industry-specific software revenue recognition guidance. Further, the Company also applied the industry-specific software revenue recognition guidance to its multiple element arrangements for transactions originating prior to January 1, 2011.

In accordance with the software revenue recognition guidance, the Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.

Solution Sales. Solution sales for the design, manufacture, test, integration and installation of products, including equipment acquired from third parties to be integrated with Harmonic’s products, that are customized to meet the customer’s specifications are accounted for in accordance with applicable guidance on accounting for performance of construction/production contracts. Accordingly, for each arrangement that the Company enters into that includes both products and services, the Company performs a detailed evaluation to determine whether the arrangement should be accounted for under guidance for construction/production contracts or, alternatively, for arrangements that do not involve significant production, modification or customization, under other applicable accounting guidance. The Company has a long-standing history of entering into contractual arrangements to deliver the solution sales described.

At the outset of each arrangement accounted for as a single arrangement, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting and, accordingly, utilizes percentage-of-completion accounting for most arrangements that are determined to be single arrangements. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. Costs are recognized proportionally to the labor hours incurred. For contracts that include customized services for which labor costs are not reasonably estimable, the Company uses the completed contract method of accounting. Under the completed contract method, 100% of the contract’s revenue and cost is recognized upon the completion of all services under the contract. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.

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

The Company incurs costs associated with developing software for internal use and for which no plan exists to market the software externally. If internal software development costs become material, the Company will capitalize the costs as part of property and equipment and recognize the associated depreciation over a useful life of generally three years. In the years ended December 31, 2011, 2010 and 2009, the Company capitalized $1.1 million, $1.0 million and $1.1 million in internal use software development costs, respectively.

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are five years for furniture and fixtures and up to four years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets, up to ten years, or the lease term of the respective assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $13.9 million, $10.0 million and $8.7 million, respectively.

Goodwill. Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter of each of its fiscal years at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. When assessing the goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include: a significant decline in the financial results of the Company’s operations; the Company’s market capitalization relative to net book value; unanticipated changes in competition and the Company’s market share; significant changes in the Company’s strategic plans; or adverse actions by regulators. Based on the impairment test performed in the fourth quarter of 2011, the Company’s goodwill was not impaired.

Long-lived Assets. Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer contracts, trademarks and tradenames, and maintenance agreements and related relationships, the amortization of which is charged to general and administrative expenses, and core technology and developed technology, the amortization of which is charged to cost of revenue. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows from each asset group. If impairment is indicated, provisions for impairment are determined based on fair value, principally using discounted cash flows. This evaluation involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include: a significant decline in the cash flows of such asset or asset group; unanticipated changes in competition and the Company’s market share; significant changes in the Company’s strategic plans; or exiting an activity resulting from a restructuring of operations. See Note 4, “Goodwill and Identified Intangible Assets” for additional information.

Restructuring Costs and Accruals for Excess Facilities. The Company applies applicable accounting guidance on accounting for costs associated with restructuring activities, including exit or disposal activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Harmonic’s restructuring activities have primarily been related to excess facilities. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. See Note 9, “Restructuring and Excess Facilities” for additional information.

Accrued warranties. The Company accrues for estimated warranty costs at the time of revenue recognition and records such accrued liabilities as part of cost of revenue. Management periodically reviews its warranty liability and adjusts the accrued liability based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims.

Currency Translation. The functional currency of the Company’s Israeli, Cayman and Swiss operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from remeasuring foreign currency denominated balances into U.S. dollars are included in other expense, net. Foreign currency transaction gains and losses derived from monetary assets and liabilities being stated in a currency other than the functional currency are recorded to other expense, net in the Company’s Consolidated Statements of Operations.

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

Advertising Expenses. The Company expenses all advertising costs as incurred. Advertising expense was $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-based Compensation Expense. Harmonic measures and recognizes compensation expense for all stock-based compensation awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $20.9 million, $15.5 million and $10.6 million, respectively.

Applicable accounting guidance requires companies to estimate the fair value of stock-based compensation awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

The fair value of stock options is estimated at grant date using the Black-Scholes option pricing model. The Company’s determination of fair value of stock options on the date of grant, using an option pricing model, is affected by the Company’s stock price, as well as the assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. The fair value of each restricted stock unit grant is based on the underlying value of the Company’s common stock on the date of grant.

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

Total comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 are presented in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes:

	Unrealized Gain (Loss) in Available- for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2008	$(134)	$(486)	$(620)
Change during year	529	56	585

Balance at December 31, 2009	395	(430)	(35)
Change during year	(376)	(301)	(677)

Balance at December 31, 2010	19	(731)	(712)
Change during year	10	(173)	(163)

Balance at December 31, 2011	$29	$(904)	$(875)

Accounting for Derivatives and Hedging Activities. Harmonic accounts for derivative financial instruments and hedging contracts in accordance with the applicable accounting guidance, which requires that all derivatives be recognized at fair value in the balance sheet and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

Forward Exchange Contracts Not Designated as Hedging Instruments. Periodically, Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to monetary assets and liabilities denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company does not designate these forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment. At December 31, 2011, the Company had a forward exchange contract to sell Israeli Shekels (ILS) with a notional value of $4.3 million, Euros with a notional value of $6.9 million and British Pounds with a notional value of $5.7 million. These foreign exchange contracts mature in the first quarter of 2012. At December 31, 2010, the Company had a forward exchange contract to sell Euros with a notional value of $3.3 million and Japanese Yen with a notional value of $0.4 million. This foreign exchange contract matured in the first quarter of 2011.

The Company’s forward exchange contracts generally have maturities of between one and three months. The fair value of these contracts has historically not been significant at the end of each reporting period. Typically, realized gains and losses on these forward exchange contracts, which arise as a result of closing out the contracts, are substantially offset by remeasurement or realized losses and gains on the underlying balances denominated in non-functional currencies. Gains and losses on forward exchange contracts and from remeasurement and realized gains and losses of the underlying asset balances, denominated in non-functional currencies, are recognized in the Consolidated Statements of Operations in other expense, net.

Reclassifications. From time to time the Company reclassifies certain period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for the accounting for certain revenue arrangements that include software elements. This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The FASB also issued revised guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised revenue guidance became effective for the Company January 1, 2011. The impact of the revised guidance is described in Note 1 under Revenue Recognition.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Accordingly, the Company adopted this amendment for the year ended December 31, 2010, except for the additional Level 3 requirements which were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance, as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption is prohibited. The Company does not expect the adoption of these reporting requirements to have a material impact on its results of operations or financial condition.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The amendments should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will apply the guidance beginning in the first quarter of fiscal 2012, and the application of this guidance will result in financial statement presentation changes only.

In September 2011, the FASB approved an accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company will apply this guidance beginning in fiscal 2012.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for both interim and annual reporting period beginning January 1, 2013. To the extent applicable, the application of this guidance in 2013 will result in financial statement disclosure changes only.

NOTE 3: ACQUISITIONS

Omneon

On September 15, 2010, Harmonic completed the acquisition of 100% of the equity interests of Omneon, Inc., a private, venture-backed company organized under the laws of Delaware and headquartered in Sunnyvale, California. Omneon was engaged in the development and support of a range of video servers, active storage systems and related software applications that media companies use to simultaneously ingest, process, store, manage and deliver digital media in a wide range of formats. The acquisition of Omneon was intended to strengthen Harmonic’s competitive position in the digital media market and to broaden the Company’s relationships with customers who produce and distribute digital video content, such as broadcasters, content networks and other major owners of content. The acquisition was also intended to broaden Harmonic’s technology and product lines with digital storage and playout solutions which complement Harmonic’s existing video processing products. In addition, the acquisition provided an assembled workforce and the implicit value of future cost savings as a result of combining entities, and was expected to provide Harmonic with future, but then unidentified, new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Omneon’s net tangible and intangible assets acquired, resulting in goodwill of approximately $147.8 million that was recorded in connection with this acquisition.

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

Omneon equity awards assumed included substantially all unvested stock options and restricted stock units outstanding as of the date of closing from Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan, resulting in the assumption of stock options to purchase approximately 1,522,000 shares of Harmonic common stock and the assumption of restricted stock units for 1,455,000 shares of Harmonic common stock. The exchange of stock-based compensation awards was treated as a modification under current accounting guidance. The calculation of the fair value of the exchanged awards immediately before and after the modification did not result in any significant incremental fair value. The fair value of Harmonic’s stock options and restricted stock units issued to Omneon employees was $17.3 million, which was determined using the Black-Scholes option pricing model, of which $2.1 million represents purchase consideration and $15.2 million will be recorded as compensation expense over the weighted average service period of 2.5 years.

Harmonic accounted for its acquisition of Omneon using the acquisition method of accounting for business combinations. Omneon’s tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess purchase price over the value of the net assets acquired was recorded as goodwill. The following table summarizes the purchase accounting and the net tangible assets acquired as of the date of acquisition (in thousands):

Total purchase consideration	$291,802
Less the fair value of net assets acquired:
Net tangible asset acquired	34,952
Intangible assets acquired:
Existing technology	50,800
Customer contracts	29,200
Patents and core technology	9,800
In-process technology	9,000
Maintenance agreements	5,500
Trade names / trademarks	4,000
Order backlog	800

109,100

Goodwill	$147,750

Details of the net assets acquired are as follows:

Cash and cash equivalents	$40,485
Accounts receivable, net (a)	17,055
Inventories	11,010
Property and equipment, net	12,093
Deferred income tax assets	18,021
Other tangible assets	3,294
Accounts payable	(6,829)
Deferred revenue	(6,399)
Deferred income tax liabilities	(42,575)
Other accrued liabilities	(11,203)

$34,952

(a)	The gross contractual receivable is $17,760.

Existing technology. Existing technology represents products that have reached technological feasibility. Omneon’s products include Spectrum and MediaDeck video servers, MediaGrid active storage systems and media management software applications which were initially designed for, and have been deployed mostly by, broadcasters that use Omneon’s products for the production and transmission of television content. The Company will amortize the existing technology intangible asset over an average estimated life of four years.

Customer Contracts. Customer contracts represent the value placed on Omneon’s distribution channels and customer relationships. The Company will amortize the customer contract intangible asset over an average estimated life of six years.

Patents and core technology. Patents and core technology represent a series of processes and trade secrets that are used in Omneon’s products. The Company will amortize the patents and core technology intangible asset over an average estimated life of four years.

In-process technology. In-process technology represents incomplete Omneon research and development projects that had not reached technological feasibility as of the closing date, including new versions and incremental improvements to its 3G MediaPort product, which was expected to be used in the Spectrum product line once completed. Acquired in-process technology is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts. The in-process projects were completed in the first quarter of 2011. The completed technology is estimated to have a useful life of four years.

Maintenance agreements. Maintenance agreements relate to revenue generated by Omneon from fees that users pay when they subscribe to maintenance and support contracts. The Company will amortize the maintenance agreements intangible asset over an average estimated life of six years.

Trade names / trademarks. Trade names and trademarks represent the value placed on Omneon’s brand and recognition in the market place. The Company will amortize the trade names/trademarks intangible asset over an average estimated life of four years.

Backlog. Backlog relates to firm customer orders that are scheduled for delivery subsequent to the acquisition date. The Company amortized the backlog intangible asset over its estimated life of three and one half months.

Goodwill. Goodwill is calculated as the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired. Goodwill represents the highly skilled and valuable assembled workforce, the ability to generate new products and services as a combined company and expected synergistic benefits of the transaction. In accordance with applicable accounting standards, goodwill is not amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. The goodwill resulting from this acquisition is not deductible for federal tax purposes.

The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from September 15, 2010, the date of acquisition. For the period from September 15, 2010 to December 31, 2010, Omneon products contributed revenues of $36.5 million and a net operating profit of $1.1 million.

Scopus

On March 12, 2009, Harmonic completed the acquisition of 100% of the equity interests of Scopus Video Networks Ltd., or Scopus, a publicly traded company based in Israel. Scopus was engaged in the development and support of digital video networking products that allow network operators to transmit, process, and manage digital video content. The acquisition of Scopus is intended to strengthen Harmonic’s technology and market leadership, particularly in the broadcast contribution and distribution markets. The acquisition extended Harmonic’s diversification strategy, providing it with an expanded international sales force and global customer base, particularly in video broadcast, contribution and distribution markets, as well as complementary video processing technology and expanded research and development capability. In addition, the acquisition provided an assembled workforce and the implicit value of future cost savings as a result of combining entities, and was expected to provide Harmonic with future, but then unidentified, new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Scopus’ net tangible and intangible assets acquired, resulting in goodwill of approximately $22.8 million that was recorded in connection with this acquisition.

The purchase price, net of $23.3 million of cash acquired, was $63.1 million, which was paid from existing cash balances. The Company also incurred a total of $3.4 million of transaction expenses, which were expensed as selling, general and administrative expenses in the year ended December 31, 2009.

Harmonic accounted for its acquisition of Scopus using the acquisition method of accounting for business combinations. Scopus’ tangible and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess purchase price over the value of the net assets acquired was recorded as goodwill. The following table summarizes the purchase accounting and the net tangible assets acquired as of the date of acquisition (in thousands):

Total purchase consideration	$86,369
Less the fair value of net assets acquired:
Net tangible assets acquired	38,422
Intangible assets acquired:
Existing technology	10,100
Customer contracts	4,000
Patents and core technology	3,500
In-process technology	2,400
Trade names / trademarks	2,100
Order backlog	2,000
Maintenance agreements	1,000

25,100

Goodwill	$22,847

Details of the net assets acquired are as follows:

Cash and cash equivalents	$23,316
Short-term investments	1,899
Accounts receivable, net (a)	6,308
Inventories	15,899
Property and equipment, net	4,280
Other tangible assets	2,312
Accounts payable	(2,963)
Deferred revenue	(336)
Other accrued liabilities	(12,293)

$38,422

(a)	The gross contractual receivable is $6,977.

Existing technology. Existing technology represents products that have reached technological feasibility. Scopus’ primary products included integrated receivers/decoders, intelligent video gateways, and encoders. In addition, Scopus marketed multiplexers, network management systems, and other ancillary technology to its customers. The Company will amortize the existing technology intangible asset over an average estimated life of five years.

Customer Contracts. Customer contracts represent the value placed on Scopus’ distribution channels and customer relationships. The Company will amortize the customer contracts intangible asset over an estimated life of four to five years.

Patents and core technology. Patents and core technology represent a series of processes and trade secrets that are used in Scopus’ products. The Company will amortize the patents and core technology intangible asset over an average estimated life of four years.

In-process technology. In-process technology represents incomplete Scopus research and development projects that had not reached technological feasibility as of the closing date. Acquired in-process technology is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts. Three of the in-process projects were completed in the fourth quarter of 2009 and the remaining three projects were completed in the first quarter of 2010. The completed technology is being amortized over its estimated useful lives of three to six years.

Trade names / trademarks. Trade names and trademarks represent the value placed on Scopus’ brand and recognition in the market place. The Company will amortize the trade names/trademarks intangible asset over an average estimated life of five years.

Backlog. Backlog relates to firm customer orders that are scheduled for delivery subsequent to the acquisition date. The Company amortized the backlog intangible asset over its estimated life of six months.

Maintenance agreements. Maintenance agreements relate to revenue generated by Scopus from fees that users pay when they subscribe to maintenance and support contracts. The Company will amortize the maintenance agreements intangible asset over an average estimated life of four years.

Goodwill. Goodwill is calculated as the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired. Goodwill represents the value associated with Scopus’ assembled workforce, the implicit value of future cost savings as a result of combining entities, and future unidentified new products and technologies. In accordance with applicable accounting standards, goodwill is not amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. The goodwill resulting from this acquisition is not deductible for federal tax purposes.

The results of operations of Omneon are included in Harmonic’s Consolidated Statements of Operations from March 12, 2009, the date of acquisition. Subsequent to the acquisition, the Company recorded expenses of $8.2 million in the year ended December 31, 2009, primarily for excess and obsolete inventories related to product discontinuances and severance costs. For the period from March 12, 2009 to December 31, 2009, Scopus’ products contributed revenues of $19.3 million and a net operating loss of $22.5 million.

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

	Year Ended December 31,
	2010	2009
Net revenues	$506,904	$428,885
Net loss	$(17,619)	$(37,253)
Net loss per share – basic and diluted	$(0.16)	$(0.34)

NOTE 4: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The following is a summary of goodwill and identified intangible assets as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Developed core technology	$136,145	$(81,951)	$54,194	$127,146	$(60,453)	$66,693
In-process technology	—	—	—	9,000	—	9,000
Customer relationships/contracts	67,098	(42,142)	24,956	67,098	(36,117)	30,981
Trademarks and tradenames	11,361	(7,700)	3,661	11,361	(6,060)	5,301
Supply agreements	3,414	(3,414)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(2,260)	4,840	7,100	(1,008)	6,092
Software license, intellectual property and assembled workforce	309	(309)	—	309	(306)	3
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Total of identifiable intangibles	$228,227	$(140,576)	$87,651	$228,228	$(110,158)	$118,070

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$211,878	$63,953
Adjustment to deferred tax liability associated with the acquisition of Omneon	(527)	—
Adjustment to fixed assets associated with the acquisition of Omneon	298	—
Adjustment to income tax payable associated with the acquisition of Omneon	771	—
Adjustment to deferred tax liability associated with the acquisition of Scopus		786
Acquisition of Omneon		147,208
Foreign currency translation adjustment	(3)	(69)

Balance at end of period	$212,417	$211,878

Historically, there have been no impairment charges recorded to goodwill.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a total of $30.4 million, $17.4 million and $11.9 million of amortization expense for identified intangibles, respectively, of which $21.5 million, $12.5 million and $8.0 million was included in cost of revenue, respectively. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Year ended December 31,
2012	20,503	8,716	29,219
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,087	4,087

Total	$54,194	$33,457	$87,651

NOTE 5: FAIR VALUE

The applicable accounting guidance establishes a framework for measuring fair value and required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

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

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes for valuation of its short-term investments. The forward exchange contracts are classified as Level 2 because they are valued using quoted market prices and other observable data for similar instruments in an active market.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the years ended December 31, 2011 and 2010, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010, based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2011
Assets
Money market funds	$62,131		$—	$62,131
State, municipal and local government agencies bonds		38,825	—	38,825
Corporate bonds		18,604	—	18,604
U.S. federal government bonds	9,230	—	—	9,230
Commercial paper		4,195	—	4,195
Foreign exchange forward contracts		373		373

Total assets measured and recorded at fair value	$71,361	$61,997	$—	$133,358

Liabilities
Foreign exchange forward contracts	$—	$159	$—	$159

Total liabilities measured and recorded at fair value	$—	$159	$—	$159

December 31, 2010
Assets
Money market funds	$68,081	$—	$—	$68,081
State, municipal and local government agencies bonds	—	11,931	—	11,931
Corporate bonds	—	11,907	—	11,907

Total assets measured and recorded at fair value	$68,081	$23,838	$—	$91,919

At December 31, 2011 and 2010, maturities of short-term investments are as follows:

	December 31,
	2011	2010
	(In thousands)
Short-term investments:
Less than one year	$43,470	$21,174
Due in 1 - 2 years	27,384	2,664

Total short-term investments	$70,854	$23,838

The following is a summary of available-for-sale securities at December 31, 2011 and 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011
State, municipal and local government agencies bonds	$38,785	$46	$(6)	$38,825
Corporate bonds	18,613	6	(15)	18,604
U.S. federal government bonds	9,226	4	—	9,230
Commercial paper	4,195	—	—	4,195

Total	$70,819	$56	$(21)	$70,854

December 31, 2010
State, municipal and local government agencies bonds	$11,915	$20	$(4)	$11,931
Corporate bonds	11,894	20	(7)	11,907

Total	$23,809	$40	$(11)	$23,838

In the event the Company needs or desires to access funds from the short-term investments that it holds, it is possible that the Company may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or the Company’s cost, it may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require the Company to adjust the carrying value of these investments through an impairment charge. The Company’s inability to sell all or some of the Company’s short-term investments at par or the Company’s cost, or rating downgrades of issuers or insurers of these securities, could adversely affect the Company’s results of operations or financial condition.

For the years ended December 31, 2011, 2010 and 2009, realized gains and realized losses from the sale of investments were not material.

Impairment of Investments

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of December 31, 2011.

As of December 31, 2011, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 6: ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS AND DISCOUNTS

	December 31,
	2011	2010
	(In thousands)
Accounts receivable	$118,138	$107,549
Less: allowance for doubtful accounts, returns and discounts	(8,252)	(5,897)

	$109,886	$101,652

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Harmonic generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends and historical payment experience.

The following is a summary of activity in allowances for doubtful accounts, returns and discounts for the years ended December 31, 2011, 2010 and 2009:

	Balance at Beginning of Period	Charges to Revenue	Charges to Expense	Deductions from Reserves	Balance at End of Period
	(In thousands)
Year ended December 31,
2011	$5,897	$7,611	$615	$(5,871)	$8,252
2010	5,163	3,109	1,056	(3,431)	5,897
2009	8,697	4,794	266	(8,594)	5,163

NOTE 7: BALANCE SHEET

	December 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials	$14,099	$10,378
Work-in-process	4,250	2,324
Finished goods	52,300	45,363

	$70,649	$58,065

Property and equipment:
Furniture and fixtures	6,706	9,110
Machinery and equipment	97,916	90,649
Leasehold improvements	7,079	5,625

	111,701	105,384
Less: accumulated depreciation and amortization	(71,232)	(65,559)

	$40,469	$39,825

Accrued liabilities:
Accrued compensation	$10,915	$9,848
Accrued warranty	5,558	4,811
Accrued incentive compensation	7,917	11,512
Other	22,506	25,112

	$46,896	$51,283

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

Construction was completed in September 2010, at which time the Company relocated to the new building. Upon completion of construction in September 2010, the Company assessed and concluded that it qualified for sale-leaseback accounting under applicable accounting guidance since the Company has no form of continuing involvement other than the leaseback. In connection with the sale-leaseback of the building, the Company removed from its books the carrying value of the building, the structural leasehold improvements and the financing liability.

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

In the first quarter of 2009, the Company recorded a total of $7.4 million of expenses related to activities resulting from the Scopus acquisition, including the termination of approximately 65 Scopus employees. A charge of $6.3 million was recorded in cost of revenue, consisting of excess and obsolete inventories expenses from product discontinuances and severance expenses for terminated Scopus employees. Research and development expenses were $0.6 million for terminated Scopus employees. Selling, general and administrative expenses totaled $0.5 million, consisting primarily of severance expenses for terminated Scopus employees. Substantially all of the severance was paid during the first quarter of 2009.

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

Harmonic reassesses this liability quarterly and adjusts as necessary, based on changes in the timing and amounts of expected sublease rental income.

The following table summarizes the activities in the restructuring accrual during the years ended December 31, 2011, 2010 and 2009:

	Excess Facilities	Campus Consolidation	UK Closure	Scopus Facilities	Total
	(In thousands)
Balance at December 31, 2008	$7,196	$3,860	$320	$—	$11,376
Provisions	—	101	42	352	495
Cash payments, net of sublease income	(4,079)	(2,246)	(86)	(128)	(6,539)

Balance at December 31, 2009	3,117	1,715	276	224	5,332
Provisions (recoveries)	3,061	(2)	(71)	3	2,991
Cash payments, net of sublease income	(3,316)	(1,713)	(205)	(169)	(5,403)

Balance at December 31, 2010	2,862	—	—	58	2,920
Provisions	517	—	—	—	517
Cash payments, net of sublease income	(786)			(58)	(844)

Balance at December 31, 2011	$2,593	$—	$—	$—	$2,593

At December 31, 2011, accrued excess facilities totaled $2.6 million, net of estimated expected sublease income, of which $1.7 million was included in current accrued liabilities and $0.9 million was included in other non-current liabilities. These amounts are expected to be substantially paid by June 2013. At December 31, 2010, accrued excess facilities totaled $2.9 million, net of estimated sublease income, of which $1.8 million was included in current accrued liabilities and $1.1 million was included in other non-current liabilities.

NOTE 10: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. In the years ended December 31, 2011, 2010 and 2009, there were 14,770,995, 18,774,438 and 13,280,168, respectively, of potentially dilutive shares, consisting of options, restricted stock units and employee stock purchase plan awards, excluded from the net income (loss) per share computations because their effect was antidilutive.

Following is a reconciliation of the denominators of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net income (loss) (numerator)	$8,779	$(4,335)	$(24,139)

Shares calculation (denominator):
Weighted average shares outstanding - basic	115,175	101,487	95,833
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	1,252	—	—

Weighted averages shares outstanding - diluted	116,427	101,487	95,833

Net income (loss) per share - basic	$0.08	$(0.04)	$(0.25)

Net income (loss) per share - diluted	$0.08	$(0.04)	$(0.25)

The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2010 and 2009 because potential common shares are only considered when their effect would be dilutive.

NOTE 11: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 25, 2012. As of December 31, 2011, other than standby letters of credit and guarantees (Note 17), there were no amounts outstanding under the line of credit facility and there were no borrowings during the year ended December 31, 2011. This facility, which became effective in August 2011, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of December 31, 2011, the Company’s ratio under that covenant was 3.41 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At December 31, 2011, Harmonic was in compliance with the covenants under the line of credit facility. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at December 31, 2011) or LIBOR for the desired borrowing period (an annualized rate of 0.28% for a one month borrowing period at December 31, 2011) plus 1.75%. Borrowings are not collateralized.

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

NOTE 13: BENEFIT PLANS

Stock Option Plans

1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board of Directors, generally four years, and expire seven years from date of grant. Options granted prior to February 2006 expire ten years from the date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the 1995 Stock Plan reserve by 1.5 shares for every unit or share forfeited. As of December 31, 2011, an aggregate of 18,472,459 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 7,671,391 shares remained available for grant.

2002 Director Plan. The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board of Directors, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeitures of these awards due to their not vesting would increase the 2002 Director Plan reserve by 1.5 shares for every unit forfeited. As of December 31, 2011, an aggregate of 623,162 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 163,317 shares remained available for grant.

Employee Stock Purchase Plan. The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The 2002 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The 2002 ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. As of December 31, 2011, 2,829,786 shares of common stock were reserved for issuance under the 2002 ESPP, which includes an increase of 2,000,000 shares authorized by the Company’s stockholders in June 2011. Under the 2002 ESPP, 945,287, 864,800 and 705,206 shares were issued during fiscal 2011, 2010 and 2009, respectively, representing $5.2 million, $4.2 million, and $3.7 million in contributions, respectively. As of December 31, 2011, a total of 6,670,214 shares had been issued under this plan.

Assumed Omneon Stock Options. In connection with the Company’s acquisition of Omneon, the Company assumed substantially all stock options and RSUs outstanding under Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan. Options assumed were converted into options to purchase 1,522,000 shares of Harmonic common stock. RSUs assumed were converted into RSUs for the issuance of 1,455,000 shares of Harmonic common stock. The assumed options and RSUs retained all applicable terms and vesting periods. In general, the assumed options vest over a four-year period from the original date of grant and expire 10 years from the original grant date. The assumed RSUs generally vest over a four year period from the original date of grant. As of December 31, 2011, a total of 1,135,485 shares of common stock were reserved for issuance under the Omneon Plans.

Other Stock Option Plans. In addition, the Company has various inactive stock-based incentive plans. As of December 31, 2011, an aggregate of 619,219 shares of common stock are reserved for issuance under the inactive plans, representing the aggregate number of shares subject to outstanding stock options and RSUs. No further awards may be granted under any of these plans.

Stock Options and RSUs

The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2011 (in thousands, except per share amounts):

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	10,449	11,020	$6.90	4,507	$6.49
Granted	(4,091)	1,038	$8.70	2,036	$8.69
Options exercised	—	(1,794)	$6.17	—
Shares released	—	—		(1,663)	$6.90
Forfeited or cancelled	1,477	(961)	$8.14	(1,167)	$6.48

Balance at December 31, 2011	7,835	9,303	$7.12	3,713	$7.52

The following table summarizes information about stock options outstanding as of December 31, 2011 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	9,194	$7.11	3.5	$3,108
Exercisable	7,034	$7.25	2.8	$1,999

The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2011 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2011. The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $5.2 million, $1.0 million and $0.2 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of December 31, 2011 (in thousands, except per share amounts and term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	3,488	1.2	$17,584

The fair value of restricted stock units vested and expected to vest as of December 31, 2011 is calculated based on the fair value of the Company’s common stock as of December 31, 2011.

401-K Plan

Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to 20% of total compensation, subject to applicable Internal Revenue Service limitations. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants up to a maximum contribution per participant of $1,000 per year. Employer contributions have been suspended since the first quarter of 2009.

NOTE 14: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation costs in our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Cost of revenue	$3,075	$2,197	$1,517
Research and development	6,926	5,013	3,846
Selling, general and administrative	10,912	8,329	5,215

Total stock-based compensation recognized in income (loss)	20,913	15,539	10,578
Amount capitalized in inventory	—	10	19

Total stock-based compensation expense	$20,913	$15,549	$10,597

Stock Options

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Year ended December 31,
	2011	2010	2009
Expected term	4.75	4.75	4.75
Volatility	55%	56%	60%
Risk-free interest rate	1.8%	2.4%	1.7%
Expected dividends	0.0%	0.0%	0.0%

Expected term. The expected term represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Volatility. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility.

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 6%, 5% and 5% for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted-average fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $4.20, $3.09 and $2.88 per share, respectively.

The fair value of all stock options vested during the year ended December 31, 2011 was $ 7.1 million.

The total realized tax benefit attributable to stock options exercised during the years ended December 31, 2011 and 2010, in jurisdictions where this expense is deductible for tax purposes, was $2.0 million and $0.3 million, respectively. There was no such realized tax benefit in the year ended December 31, 2009.

Restricted Stock Units

The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.

The fair value of all restricted stock units issued during the year ended December 31, 2011 was $ 10.5 million.

Employee Stock Purchase Plan

The value of the stock purchase right consists of: (1) the 15% discount on the purchase of the stock, (2) 85% of the fair value of the call option and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Expected term	0.50	0.50	0.50
Volatility	45%	46%	76%
Risk-free interest rate	0.2%	0.4%	0.5%
Expected dividends	0.0%	0.0%	0.0%

Expected term. The expected term represents the period of time from the beginning of the offering period to the purchase date.

Volatility. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility.

Risk-free interest rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The weighted-average fair value of stock purchase rights granted for the years ended December 31, 2011, 2010 and 2009 was $ 2.15, $1.70 and $2.19 per share, respectively.

Unrecognized Stock-Based Compensation

As of December 31, 2011, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $30.9 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.5 years.

NOTE 15: INCOME TAXES

Income (loss) before provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
United States	$(4,925)	$66,036	$9,749
International	16,558	(60,597)	(19,484)

	$11,633	$5,439	$(9,735)

The provision for income taxes consists of the following:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$3,184	$7,940	$3,768
State	755	1,820	(1,661)
International	1,222	755	471
Deferred:
Federal	(3,618)	2,267	4,225
State	(392)	(1,768)	7,036
International	1,703	(1,240)	565

	$2,854	$9,774	$14,404

Harmonic’s provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the income (loss) before income taxes as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Provision for (benefit from) income taxes at U.S. Federal statutory rate	$4,071	$1,904	$(3,407)
State taxes	1,053	(469)	(1,661)
Differential in rates on foreign earnings	(9,924)	(1,842)	(1,768)
Losses for which no benefit is taken	9,185	6,880	8,980
Change in valuation allowance	—	(450)	8,150
Change in liabilities for uncertain tax positions	(1,540)	1,261	2,390
Non-deductible stock-based compensation	1,882	1,940	1,811
Research credits	(2,138)	(1,404)	(1,163)
Non-deductible acquisition related expenses	—	1,289	—
Other	265	665	1,072

	$2,854	$9,774	$14,404

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2011	2010	2009
	(In thousands)
Deferred tax assets:
Reserves and accruals	$31,208	$33,741	$19,876
Net operating loss carryovers	24,852	27,431	21,925
Depreciation and amortization	—	—	7,440
Research and development credit carryovers	13,500	12,136	14,930
Deferred stock-based compensation	6,643	6,063	4,703
Other tax credits	2,764	2,813	3,883
Other	—	—	292

Total deferred tax assets	78,967	82,184	73,049
Valuation allowance	(28,354)	(26,557)	(18,025)

Net deferred tax assets	50,613	55,627	55,024
Deferred tax liabilities:
Depreciation and amortization	(5,434)	(3,320)	—
Intangibles	(17,668)	(26,172)	(7,331)
Other	(135)	(1,066)	—

Net deferred tax liabilities	$(23,237)	$(30,558)	$(7,331)

The following table summarizes the activity related to the Company’s valuation allowance:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$26,557	$18,025	$1,904
Additions	1,797	8,532	16,121
Deductions	—	—	—

Balance at end of period	$28,354	$26,557	$18,025

Pursuant to applicable accounting guidance on accounting for income taxes, the Company is required to periodically review the Company’s deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The Company evaluates the need for a valuation allowance based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. As of December 31, 2011, the Company had a valuation allowance of $28.4 million, which primarily relates to foreign net operating losses and a portion of the California tax credits. More specifically, California tax legislation enacted in February 2009 provides for the election of a single sales apportionment formula beginning in 2011. The Company elected the single sales apportionment method for 2011. The use of this apportionment method reduces the amount of expected future California state taxable income.

As of December 31, 2011, the Company had $88.6 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2014 for state tax purposes. As of December 31, 2011 the Company had foreign net operating loss carryforwards of $106.5 million that do not expire. As of December 31, 2011, the portion of state net operating loss carryforwards which relate to stock option deductions is approximately $8.8 million. The Company is tracking the portion of the Company’s deferred tax assets attributable to stock option benefits in a separate memo account pursuant to applicable accounting guidance. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to applicable accounting guidance, the stock option benefits will only be recorded to equity when they reduce cash taxes payable.

As of December 31, 2011, the Company had federal and state tax credit carryovers of approximately $3.5 million and $22.9 million, respectively, available to offset future taxable income. The federal credits expire beginning in 2029, while the state credits will not expire.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year ended December 31,
	2011	2010	2009
	(In millions)
Balance at beginning of period	$48.4	$47.0	$46.5
Increases related to tax positions	6.6	7.8	1.7
Expiration of the statute of limitations for the assessment of taxes and release of other tax contingencies	(2.5)	(6.4)	(1.2)

Balance at end of period	$52.5	$48.4	$47.0

The total amount of unrecognized tax benefits that would impact the effective tax rate is approximately $52.5 million at December 31, 2011. The Company also accrued potential interest of $2.0 million, with no potential penalties, related to these unrecognized tax benefits during 2011, and in total, as of December 31, 2011, the Company had recorded liabilities for potential penalties and interest of $0.4 million and $4.8 million, respectively. In 2011, the Company reversed $2.5 million of liability primarily due to the expiration of the statute of limitations. During the years ended December 31, 2010 and 2009, the Company accrued potential interest of $1.9 million and $1.6 million, with no potential penalties in either year, and reversed $2.3 million and $1.2 million of liabilities due to the expiration of the statute of limitations, respectively. The Company anticipates a decrease of $25.4 million in unrecognized tax benefits due to expiration of the statute of limitations within the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2005 through 2011 tax years generally remain subject to examination by their respective tax authorities. The Company is under audit by the US Internal Revenue Service for the 2008 and 2009 tax years. In addition, the statute of limitations on our 2007 U.S. corporate income tax return has been extended.

The Company anticipates the unrecognized tax benefits may increase during 2012 for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable, if recognized, would reduce the annual income provision.

U.S. income taxes were not provided on approximately $36.2 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2011, because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

The Company benefits from a tax ruling concluded in Switzerland. This ruling provides for a lower rate of taxation on certain classes of income and requires various thresholds of investment and employment in Switzerland. This ruling resulted in a tax savings of $0.7 million, $0.9 million and $0.4 million in 2011, 2010 and 2009, respectively, increasing diluted earnings per share by approximately $0.006, $0.009 and $0.005 in 2011, 2010 and 2009, respectively. Our agreement with Switzerland is in effect through the end of 2013 and, subject to the Company meeting investment and employment requirements within Switzerland, is renewable for an additional five years.

NOTE 16: SEGMENT INFORMATION

The Company operates its business in one reportable segment, which is the design, manufacture and sale of video infrastructure solutions, spanning content production to multi-screen video delivery. Harmonic’s products enable customers to create, prepare and deliver video services over broadcast, cable, Internet, mobile, satellite and networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.

The Company’s revenue by product type is summarized as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Video processing products	$236,624	$202,898	$162,654
Production and playout products	98,842	32,579	—
Edge and access products	141,880	135,306	117,355
Service and support	71,986	52,561	39,557

	$549,332	$423,344	$319,566

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region is summarized as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net revenue:
United States	$244,897	$209,583	$162,023
International	304,435	213,761	157,543

	$549,332	$423,344	$319,566

	December 31,
	2011	2010
	(In thousands)
Property and equipment, net:
United States	$32,925	$32,104
International	7,544	7,721

	$40,469	$39,825

NOTE 17: GUARANTEES

Warranties. The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$4,811	$4,186	$5,361
Acquired warranty obligation from Scopus acquisition	—	—	2,379
Acquired warranty obligation from Omneon acquisition	—	949	—
Accrual for current period warranties	8,245	4,898	991
Warranty costs incurred	(7,498)	(5,222)	(4,545)

Balance at end of period	$5,558	$4,811	$4,186

Standby Letters of Credit. As of December 31, 2011, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.8 million.

Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2011.

Guarantees. At December 31, 2011 and 2010, Harmonic had no other guarantees outstanding.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Commitments — Leases. Harmonic leases its facilities under noncancelable operating leases which expire at various dates through December 2020. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases which expire in 2013. Total rent expense related to these operating leases was $7.5 million, $7.3 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2011, are as follows:

Total
(In thousands)
Year ending December 31,
2012	$6,273
2013	7,875
2014	6,586
2015	6,613
2016	6,807
Thereafter	26,747

$60,901

As of December 31, 2011, $2.6 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 9 “Restructuring and Excess Facilities.”

Commitments — Royalties. Harmonic has licensed certain technologies from various companies and incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2011, 2010 and 2009 royalty expenses were $2.4 million, $3.3 million and $2.6 million, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers. The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had $32.5 million of non-cancelable purchase commitments as of December 31, 2011.

NOTE 19: LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. filed a complaint in the United States District court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. At this time, the Company cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect the Company’s business, operating results, financial position and cash flows.

In April 2010, Arris Corporation filed a complaint in the United States District Court in Atlanta, alleging that the Company’s Streamliner 3000 product infringes four patents held by Arris. The complaint sought injunctive relief and damages. In connection with this matter, the Company recorded a $1.3 million liability in the fourth quarter of 2010, based on a tentative agreement of Arris and Harmonic with respect to the settlement of the action. In April 2011, this matter was settled on essentially the same terms as the tentative agreement and the action was dismissed.

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, we believe Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, as of December 31, 2011 and as of the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.

An unfavorable outcome on the above referenced matters or any other litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the above referenced or other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm, are included on pages 58 and 60, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2012 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2012 Proxy Statement and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 58 of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 29, 2012.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President & Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ CAROLYN V. AVER (Carolyn V. Aver)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ LEWIS SOLOMON (Lewis Solomon)	Chairman	February 29, 2012

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	February 29, 2012

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Director	February 29, 2012

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	February 29, 2012

/s/ ANTHONY J. LEY (Anthony J. Ley)	Director	February 29, 2012

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	February 29, 2012

/s/ DAVID VAN VALKENBURG (David Van Valkenburg)	Director	February 29, 2012

EXHIBIT INDEX

The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number

3.1(iii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2(x)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2 (iv)	Preferred Stock Rights Agreement, dated July 24, 2002, between Harmonic Inc. and Mellon Investor Services LLC

4.3 (iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.4(i)	Registration and Participation Rights and Modification Agreement, dated as of July 22, 1994, among Harmonic Inc. and certain holders of Registrant’s Common Stock

10.1(i)*	Form of Indemnification Agreement

10.2(xvi)*	1995 Stock Plan, as amended on May 20, 2010

10.3(i)*	1995 Director Option Plan and form of Director Option Agreement

10.5(v)*	1999 Nonstatutory Stock Option Plan

10.6(ii)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California

10.7(ii)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California

10.8(ii)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California

10.9(ii)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California

10.10(ii)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California

10.11(xvi)*	2002 Board Stock Plan, as amended on May 20, 2010

10.12(xxiii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement, as amended on June 22, 2011

10.15(vi)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.21(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Charles Bonasera, effective April 24, 2007

10.22(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007

10.27(xi)	Agreement and Plan of Merger among Harmonic Inc., Sunrise Acquisition Ltd., and Scopus Video Networks Ltd., dated December 22, 2008

10.28(xii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.29(xii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.30(xii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

Exhibit Number

10.31(xii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.32(viii)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008

10.33(ix)*	Change of Control Severance Agreement between Harmonic Inc. and Robin N. Dickson, effective June 3, 2008

10.34(xiv)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.36(xv)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.38(xvii)*	Change of Control Agreement between Harmonic Inc. and Carolyn V. Aver, effective June 1, 2010

10.39(xviii)*	Transition Agreement between Harmonic Inc. and Robin N. Dickson, effective June 15, 2010

10.40(xix)	Agreement and Plan of Reorganization among Harmonic Inc., Orinda Acquisition Corporation, Orinda Acquisition, LLC, Omneon, Inc. and Shareholder Representative Services, LLC, as Representative, dated May 6, 2010

10.41(xx)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)

10.42(xx)*	Omneon, Inc. 2008 Equity Incentive Plan

10.43(xxi)	Lease Agreement between Omneon, Inc. and Headlands Realty Corporation, dated February 22, 2008

10.48(xxii)	Loan Agreement, dated August 26, 2011, between Harmonic Inc, and Silicon Valley Bank

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009, (iv) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

(viii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

(ix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 6, 2008.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 10, 2008.

(xi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.

(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(xiii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

(xiv)	Previously filed as an Exhibit to the Company’s Quarterly
Report	on Form 10-Q for the quarter ended April 3, 2009.

(xv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(xvi)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated May 28, 2010.

(xvii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 3, 2010.

(xviii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 18, 2010.

(xix)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 2010.

(xx)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.

(xxi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(xxii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011.

(xxiii)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated May 2, 2011.