Form 10-Q
period 2012-03-30
HARMONIC INC
filed 2012-05-09
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 23, 2012 was 117,573,225.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 30, 2012	December 31, 2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81,019	$90,983
Short-term investments	87,440	70,854
Accounts receivable, net	111,753	109,886
Inventories	65,545	70,649
Deferred income taxes	29,897	28,032
Prepaid expenses and other current assets	18,893	21,474

Total current assets	394,547	391,878
Property and equipment, net	40,439	40,469
Goodwill	212,485	212,417
Intangibles, net	80,111	87,651
Other assets	2,473	1,751

Total assets	$730,055	$734,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,481	$30,537
Income taxes payable	871	2,290
Deferred revenue	35,803	33,095
Accrued liabilities	39,050	46,896

Total current liabilities	107,205	112,818
Income taxes payable, long-term	47,809	47,307
Deferred income taxes, long-term	1,259	655
Other non-current liabilities	9,660	9,070

Total liabilities	165,933	169,850

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 117,540 and 116,257 shares issued and outstanding at March 30, 2012 and December 31, 2011, respectively	118	116
Capital in excess of par value	2,440,158	2,433,164
Accumulated deficit	(1,875,617)	(1,868,089)
Accumulated other comprehensive loss	(537)	(875)

Total stockholders’ equity	564,122	564,316

Total liabilities and stockholders’ equity	$730,055	$734,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except per share amounts)
Product revenue	$110,367	$115,867
Service revenue	17,354	16,968

Net revenue	127,721	132,835
Product cost of revenue	66,936	64,751
Service cost of revenue	7,123	6,229

Total cost of revenue	74,059	70,980

Gross profit	53,662	61,855

Operating expenses:
Research and development	27,829	26,149
Selling, general and administrative	32,311	33,564
Amortization of intangibles	2,179	2,229

Total operating expenses	62,319	61,942
Loss from operations	(8,657)	(87)
Interest income, net	119	92
Other income (expense), net	403	(107)

Loss before income taxes	(8,135)	(102)
Benefit from income taxes	(607)	(618)

Net income (loss)	$(7,528)	$516

Net income (loss) per share:
Basic	$(0.06)	$0.00

Diluted	$(0.06)	$0.00

Weighted average shares:
Basic	117,275	113,836

Diluted	117,275	116,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 30, 2012	April 1, 2011
Net income (loss)	$(7,528)	$516
Change in unrealized loss on investments, net	24	(11)
Foreign currency translation	314	454

Total comprehensive income (loss)	$(7,190)	$959

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(7,528)	$516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	7,539	7,371
Depreciation	3,798	3,403
Stock-based compensation	4,800	6,002
Net loss on disposal of fixed assets	—	61
Deferred income taxes	(1,262)	76
Provision for inventories	915	2,640
Allowance for doubtful accounts, returns and discounts	(684)	(510)
Other non-cash adjustments, net	(8)	121
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,179)	(9,767)
Inventories	4,189	(3,372)
Prepaid expenses and other assets	1,892	998
Accounts payable	936	(3,616)
Deferred revenue	2,740	4,430
Income taxes payable	(929)	(6,748)
Accrued and other liabilities	(7,255)	(9,288)

Net cash provided by (used in) operating activities	7,964	(7,683)

Cash flows from investing activities:
Purchases of investments	(36,654)	(41,813)
Proceeds from maturities of investments	18,791	6,873
Proceeds from sales of investments	1,042	1,026
Acquisition of property and equipment	(3,715)	(4,957)

Net cash used in investing activities	(20,536)	(38,871)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,479	9,570

Net cash provided by financing activities	2,479	9,570

Effect of exchange rate changes on cash and cash equivalents	129	123

Net decrease in cash and cash equivalents	(9,964)	(36,861)
Cash and cash equivalents at beginning of period	90,983	96,533

Cash and cash equivalents at end of period	$81,019	$59,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 29, 2012 (“2011 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2012, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.

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

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements included in its 2011 Form 10-K. There have been no significant changes to these policies during the three months ended March 30, 2012.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance, as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption is prohibited. The Company adopted these reporting requirements in the first quarter of 2012. Adoption of these new reporting requirements did not have any impact on the Company because the Company does not hold any assets or liabilities for which fair value is based on Level 3 measurements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of comprehensive income as part of the statement of changes in shareholders’ equity. In December 2011, the FASB issued guidance which indefinitely defers the effective date of the requirement to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The guidance must be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance in the first quarter of 2012.

In September 2011, the FASB approved an accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company will apply this guidance when it performs its annual goodwill impairment test in the fourth quarter of 2012.

NOTE 3: ACQUISITIONS

On September 15, 2010, Harmonic completed its acquisition of Omneon, Inc, at which time the holders of Omneon capital stock, including outstanding Omneon stock options and restricted stock units were entitled to receive aggregate consideration of approximately $194.0 million in cash and up to 17,128,176 shares of Harmonic common stock. To secure post-closing indemnification obligations of the holders of Omneon capital stock and vested and outstanding Omneon stock options and vested restricted stock units, Harmonic deposited into escrow an aggregate of approximately $21.0 million in cash and 1,926,920 shares of Harmonic common stock that would otherwise be issued to the holders of Omneon capital stock and vested and outstanding Omneon stock options and vested restricted stock units. In the first quarter of 2012, the Company submitted an indemnification claim for reimbursement from escrow and received reimbursement of $0.8 million, including $0.5 million of cash and 40,372 shares of common stock valued at $0.3 million. The cash is included in the balance sheet as of March 30, 2012, and the return of shares is reflected as a reduction in common stock and additional paid-in-capital. The reimbursement was for previously expensed legal and tax costs incurred by the Company following the date of acquisition. The indemnification period ended on March 15, 2012, and the cash and shares remaining in escrow were distributed to the holders of Omneon capital stock.

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

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended March 30, 2012, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2012 and December 31, 2011, based on the three-tier fair value hierarchy:

	Total	Level 1	Level 2	Level 3
	(In thousands)
March 30, 2012
Assets
Money market funds	$37,680	$37,680	$—	$—
Certificate of deposit	1,325	—	1,325	—
State, municipal and local government agencies bonds	47,825	—	47,825	—
Corporate bonds	22,213	—	22,213	—
U.S. federal government bonds	5,896	5,896	—	—
Commercial paper	10,181	—	10,181	—
Foreign exchange forward contracts	169	—	169	—

Total assets measured and recorded at fair value	$125,289	$43,576	$81,713	$—

Liabilities
Foreign exchange forward contracts	$660	$—	$660	$—

Total liabilities measured and recorded at fair value	$660	$—	$660	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2011
Assets
Money market funds	$62,131	$62,131	$—	$—
State, municipal and local government agencies bonds	38,825	—	38,825	—
Corporate bonds	18,604	—	18,604	—
U.S. federal government bonds	9,230	9,230	—	—
Commercial paper	4,195	—	4,195	—
Foreign exchange forward contracts	373	—	373	—

Total assets measured and recorded at fair value	$133,358	$71,361	$61,997	$—

Liabilities
Foreign exchange forward contracts	$159	$—	$159	$—

Total liabilities measured and recorded at fair value	$159	$—	$159	$—

At March 30, 2012 and December 31, 2011, maturities of short-term investments are as follows:

	March 30, 2012	December 31, 2011
	(In thousands)
Short-term investments:
Less than one year	$69,085	$43,470
Due in 1—2 years	18,355	27,384

Total short-term investments	$87,440	$70,854

The following is a summary of available-for-sale securities at March 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
March 30, 2012
Certificate of deposit	$1,324	$1	$—	$1,325
State, municipal and local government agencies bonds	47,758	67	—	47,825
Corporate bonds	22,208	12	(7)	22,213
U.S. federal government bonds	5,895	1	—	5,896
Commercial paper	10,181	—	—	10,181

Total	$87,366	$81	$(7)	$87,440

December 31, 2011
State, municipal and local government agencies bonds	$38,785	$46	$(6)	$38,825
Corporate bonds	18,613	6	(15)	18,604
U.S. federal government bonds	9,226	4	—	9,230
Commercial paper	4,195	—	—	4,195

Total	$70,819	$56	$(21)	$70,854

Impairment of Investments

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of March 30, 2012.

As of March 30, 2012, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: BALANCE SHEET

	March 30, 2012	December 31, 2011
	(In thousands)
Accounts receivable
Accounts receivable	$119,320	$118,138
Less: allowances for doubtful accounts , returns and discounts	(7,567)	(8,252)

	$111,753	$109,886

Inventories:
Raw materials	$13,708	$14,099
Work-in-process	3,354	4,250
Finished goods	48,483	52,300

	$65,545	$70,649

Property and equipment:
Furniture and fixtures	$6,681	$6,706
Machinery and equipment	101,379	97,916
Leasehold improvements	7,459	7,079

	115,519	111,701
Less: accumulated depreciation and amortization	(75,080)	(71,232)

	$40,439	$40,469

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES

The following is a summary of identified intangible assets as of March 30, 2012 and December 31, 2011:

	March 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(In thousands)
Identifiable intangibles:
Existing and core technology	$136,145	$(87,310)	$48,835	$136,145	$(81,951)	$54,194
Customer relationships/contracts	67,098	(43,649)	23,449	67,098	(42,142)	24,956
Trademarks and tradenames	11,361	(8,060)	3,301	11,361	(7,700)	3,661
Supply agreements	3,414	(3,414)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(2,574)	4,526	7,100	(2,260)	4,840
Software license, intellectual property and assembled workforce	309	(309)	—	309	(309)	—
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Total of identifiable intangibles	$228,227	$(148,116)	$80,111	$228,227	$(140,576)	$87,651

The changes in the carrying amount of goodwill for the three months ended March 30, 2012 are as follows:

(In thousands)
Balance at beginning of period	$212,417
Foreign currency translation adjustment	68

Balance at end of period	$212,485

Amortization expense for the identifiable purchased intangible assets for the three months ended March 30, 2012 and April 1, 2011 was allocated as follows:

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands)
Included in cost of revenue	$5,360	$5,142
Included in operating expenses	2,179	2,229

Total amortization expense	$7,539	$7,371

The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2012 (remaining 9 months)	$15,144	$6,525	$21,669
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$48,835	$31,276	$80,111

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

As of March 30, 2012, accrued excess facilities costs totaled $2.2 million, of which $1.7 million was included in current accrued liabilities.

The following table summarizes the activity in the restructuring accrual during the three months ended March 30, 2012:

Excess Facilities
(In thousands)
Balance at December 31, 2011	$2,593
Provisions	—
Cash payments	(432)

Balance at March 30, 2012	$2,161

NOTE 8: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 25, 2012. As of March 30, 2012, other than standby letters of credit and guarantees (Note 13), there were no amounts outstanding under the line of credit facility and there were no borrowings during the three months ended March 30, 2012. This facility, which became effective in August 2011, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of March 30, 2012, the Company’s ratio under that covenant was 3.92 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At March 30, 2012, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at March 30, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.24% for a one month borrowing period at March 30, 2012) plus 1.75%, or 1.99%. Borrowings are not collateralized.

NOTE 9: BENEFIT PLANS

Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 13. Benefit Plans, of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Stock Options and RSUs

The following table summarizes the Company’s stock option and restricted stock unit activity during the three months ended March 30, 2012 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	7,835	9,303	$7.12	3,713	$7.52
Granted	(3,835)	899	$6.14	1,957	$6.10
Options exercised	—	(129)	$2.93	—	$—
Shares released	—	—	$—	(649)	$8.29
Forfeited or cancelled	815	(722)	$9.28	(273)	$6.73

Balance at March 30, 2012	4,815	9,351	$6.92	4,748	$6.77

The following table summarizes information about stock options outstanding as of March 30, 2012 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	9,185	$6.92	3.8	$3,373
Exercisable	6,817	$7.13	2.9	$2,272

The intrinsic value of options vested and expected to vest and exercisable as of March 30, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 30, 2012. The intrinsic value of options exercised during the three months ended March 30, 2012 was $0.4 million and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of March 30, 2012 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	4,376	1.6	$23,939

NOTE 10: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation costs in our Statements of Operations for the three months ended March 30, 2012 and April 1, 2011 (in thousands):

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands)
Cost of revenue	$794	$747
Research and development expense	1,724	1,836
Selling, general and administrative expense	2,282	3,419

Total employee stock-based compensation recognized in statement of operations	4,800	6,002
Amount capitalized in inventory	—	14

Total stock-based compensation	$4,800	$6,016

Stock Options

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended
	March 30, 2012	April 1, 2011
Expected term	4.70	4.75
Volatility	58%	54%
Risk-free interest rate	1.0%	2.1%
Expected dividends	0.0%	0.0%

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

Risk-free interest rate. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 6% and 5% for the three months ended March 30, 2012 and April 1, 2011, respectively.

The weighted-average fair value of options granted for the three months ended March 30, 2012 and April 1, 2011 was $2.94 and $4.55 per share, respectively.

The fair value of all stock options vested during the three months ended March 30, 2012 was $ 2.1 million.

Restricted Stock Units

The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.

The fair value of all restricted stock units issued during the three months ended March 30, 2012 was $ 5.4 million.

Employee Stock Purchase Plan

The value of the stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”) consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 30, 2012	April 1, 2011
Expected term	0.5	0.5
Volatility	53%	54%
Risk-free interest rate	0.2%	0.3%
Expected dividends	0.0%	0.0%

Expected term. The expected term represents the period of time from the beginning of the offering period to the purchase date.

Volatility. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility.

Risk-free interest rate. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term.

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

The weighted-average fair value of stock purchase rights granted under the ESPP for the three months ended March 30, 2012 and April 1, 2011 was $ 1.50 and $2.58 per share, respectively.

Unrecognized Stock-Based Compensation

As of March 30, 2012, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $39.1 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.8 years.

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

For the three months ended March 30, 2012, the Company recorded a benefit from income taxes of $0.6 million, compared to a benefit of $0.6 million for the same period a year ago, inclusive of discrete items.

For the three months ended March 30, 2012, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and non-deductible amortization on foreign intangibles. The discrete items recorded in the first quarter of 2012 principally related to accrued interest on uncertain tax positions and foreign currency translation adjustments.

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

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $52.5 million as of December 31, 2011, and approximately $52.6 million as of March 30, 2012. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $2.8 million in the 12 months beginning March 31, 2012, due to statute of limitation expirations, except to the extent the IRS may challenge the Company’s position with respect to such benefits.

The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense. During the three months ended March 30, 2012, the Company recorded a net increase of $0.4 million for interest and possible penalties related to uncertain tax positions, resulting in a balance at March 30, 2012 of $5.6 million.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statute of limitations periods, during which such tax returns may be audited and adjusted by the relevant tax authorities. The Company’s 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the Company’s 2005 through 2011 tax years generally remain subject to examination by their respective tax authorities. A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. The Company is currently under audit by the US Internal Revenue Service for the 2007, 2008 and 2009 tax years. In addition, the statute of limitations on our 2007 and 2008 U.S. corporate income tax return has been extended to 2013.

NOTE 12: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented, that were excluded from the net income computations because their effect was antidilutive:

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands)
Potentially dilutive equity awards outstanding	10,209	7,990

Following is a reconciliation of the denominators of the basic and diluted net income (loss) per share computations:

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except per share amounts)
Net income (loss) (numerator)	$(7,528)	$516

Shares calculation (denominator):
Weighted average shares outstanding—basic	117,275	113,836
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	—	2,273

Weighted averages shares outstanding—diluted	117,275	116,109

Net income (loss) per share—basic	$(0.06)	$0.00

Net income (loss) per share—diluted	$(0.06)	$0.00

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leases.

Future minimum lease payments under noncancelable operating leases at March 30, 2012 are as follows:

Total
(In thousands)
2012 (remaining nine months)	$4,755
2013	7,922
2014	6,595
2015	6,612
2016	6,807
Thereafter	26,681

$59,372

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

	Three months ended
	March 31, 2012	April 1, 2011
	(In thousands)
Balance at beginning of period	$5,558	$4,811
Accrual for current period warranties	1,619	2,262
Warranty costs incurred	(2,044)	(1,810)

Balance at end of period	$5,133	$5,263

Purchase Commitments with Contract Manufacturers and Suppliers. The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had approximately $24 million of non-cancelable purchase commitments as of March 30, 2012.

Standby Letters of Credit. As of March 30, 2012, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.1 million.

Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 30, 2012.

Guarantees. At March 30, 2012, Harmonic had no other guarantees outstanding.

Legal proceedings.

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

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, we believe Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, as of March 30, 2012 and as of the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.

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

NOTE 14: SUBSEQUENT EVENT

In April 2012, the Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $25 million of outstanding common stock during the next 18 months. Under the program, the Company could purchase shares of common stock through open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines set, from time to time, by the Board. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Harmonic,” the “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q (“Form 10-Q”), refer to Harmonic Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and technological changes in the markets we serve;

•	continuation of customer concentration;

•	spending of our customers, particularly in Europe in the second quarter of 2012 and beyond;

•	impact of natural disasters on our supply chain;

•	our strategic direction, future business plans and growth strategy;

•	dependence on international revenue, particularly from Europe;

•	dependence on contract manufacturers;

•	industry and customer consolidation;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business;

•	need to develop timely new and enhanced products;

•	the expected demand for, and benefits of, our products and services;

•	concentration of revenue sources;

•	anticipated benefits of recent acquisitions and potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses; and

•	use of cash, cash needs and ability to raise capital.

These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 31 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

The principal markets we serve are cable television, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcasters and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in the three months ended March 30, 2012 and April 1, 2011, accounted for approximately 40%, and 35%, respectively, of our revenue. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three months ended March 30, 2012 and April 1, 2011, revenue from Comcast accounted for 10% and 11%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

We recognized revenue of $128 million in the three months ended March 30, 2012, as compared to $133 million in the three months ended April 1, 2011. Our international sales, which had been growing at a faster pace than our domestic sales in prior periods, decreased by 9% in the first quarter of 2012, as compared to the first quarter of 2011, while domestic sales increased by 3% between the two periods. In the first quarter of 2012, international sales represented 52% of our total revenue, as compared to 56% of our total revenue in the first quarter of 2011. Further, notwithstanding the substantially reduced market activity in Europe that we experienced in the first quarter, as compared to the fourth quarter of 2011, we expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

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

Our quarterly revenue has been and may continue to be affected by seasonal buying patterns. Typically, the first quarter of the year is seasonally lower than other quarters, as our customers often are still finalizing their annual budget and capital spending projections for the year. Further, we often recognize a substantial portion of our quarterly revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

Financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. In 2011, we saw capital spending return to the levels we experienced before 2009. However, we experienced a substantial downturn in our European markets in the first quarter of 2012, as compared to the fourth quarter of 2011, and reduced market activity in Europe may continue during the second quarter and possibly beyond. If an economic downturn occurs, customers in the affected geographies may delay or reduce capital expenditures, which, in turn, often results in lower demand for our products.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates during the three month period ended March 30, 2012, from those disclosed in our 2011 Form 10-K.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue by Product Line

Harmonic’s consolidated net revenue, by product line, for the three months ended March 30, 2012, compared to the same period of 2011, is presented in the table below. Also presented is the related dollar and percentage change in consolidated net revenue, by product line, in the three months ended March 30, 2012, as compared to the same period of 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Revenue by type:
Video processing products	$52,681	$63,758
Production and playout products	20,878	20,933
Edge and access products	36,808	31,176
Service and support	17,354	16,968

Net revenue	$127,721	$132,835

Increase (decrease):
Video processing products	$(11,077)
Production and playout products	(55)
Edge and access products	5,632
Service and support	386

Total decrease	$(5,114)

Percent change:
Video processing products	(17)%
Production and playout products	—
Edge and access products	18
Service and support	2
Total percent change	(4)%

The decrease in net revenue in the first quarter of 2012, compared to the same period of 2011, was primarily due to a substantial reduction in demand for video processing solutions, primarily in the geographic region consisting of Europe, the Middle East and Africa (“EMEA”), offset by an increase in demand for edge and access products in the U.S. The increase in sales of edge and access products in the first quarter of 2012, compared to the same period in 2012, was primarily due to an increase in sales of edge products, which are used for Video on Demand (“VOD”), Modular Cable Termination Systems (“M-CMTS”) and switched digital video applications to domestic and international cable operators.

Net Revenue by Geographic Region

Harmonic’s domestic and international net revenue in the three months ended March 30, 2012, compared with the corresponding periods in 2011, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three months ended March 30, 2012, from the corresponding periods in 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Net revenue:
United States	$60,854	$58,954
International	66,867	73,881

Total	$127,721	$132,835

Increase (decrease):
United States	$1,900
International	(7,014)

Total decrease	$(5,114)

Percent change:
United States	3%
International	(9)
Total percent change	(4)%

The increase in U.S. net revenue in the first quarter of 2012, compared to the corresponding period in 2011, was principally due to increased demand from our edge and access products and increased service and support revenue.

International net revenue in the first quarter of 2012 decreased, compared to the corresponding period in 2011, primarily due to decreased demand from customers, particularly in EMEA. The decrease was primarily related to sales of video processing products. We expect that international sales will continue to account for a significant percentage of our net revenue for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue in the three months ended March 30, 2012, as compared to the corresponding period in 2011, are presented in the table below. Also presented is the related dollar and percentage change in gross profit in the three months ended March 30, 2012, from the corresponding period in 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Gross profit	$53,662	$61,855
As a percentage of net revenue	42%	47%
Decrease	$(8,193)
Percent change	(13)%

The decrease in gross profit in the first quarter of 2012, as compared to the corresponding period in 2011, was primarily due to a change in product mix between the two quarters and the decrease in net revenue. Although total net revenue decreased in the first quarter of 2012, our revenue from edge products and particularly our new edge OAM products, which have lower gross margins than some of our other products, increased over the comparable prior year period.

In the first quarter of 2012, $5.4 million of amortization of intangibles was included in cost of sales compared to $5.1 million in the first quarter of 2011. We expect to record approximately $15.1 million in amortization of intangibles expenses in cost of sales in the remaining nine months of 2012, primarily related to intangible assets acquired in connection with the acquisition of Omneon and, to a lesser extent, Scopus.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue in the three months ended March 30, 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented is the related dollar and percentage change in research and development expense in the three months ended March 30, 2012, from the corresponding period of 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Research and development	$27,829	$26,149
As a percentage of net revenue	22%	20%
Increase	$1,680
Percent change	6%

The increase in research and development expense in the first quarter of 2012, compared to the corresponding period in 2011, was primarily the result of increased compensation expense of $1.1 million and increased expenses for development materials of $0.5 million, offset by a decrease in outside engineering services of $0.3 million. The increased compensation expense was primarily due to additional hiring of employees engaged in engineering activities.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three months ended March 30, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense in the three months ended March 30, 2012, from the corresponding period of 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Selling, general and administrative	$32,311	$33,564
As a percentage of net revenue	25%	25%
Decrease	$(1,253)
Percent change	(4)%

The decrease in selling, general and administrative expense in the first quarter of 2012, compared to the corresponding period in 2011, was primarily a result of decreased stock-based compensation expense of $1.1 million, as the rest of selling, general and administrative expenses remained relatively flat.

Amortization of Intangibles

Harmonic’s amortization of intangibles assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three months ended March 30, 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangible assets in the three months ended March 30, 2012, from the corresponding period of 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Amortization of intangibles	$2,179	$2,229
As a percentage of net revenue	2%	2%
Decrease	$(50)
Percent change	(2)%

The decrease in amortization of intangibles expense in the first quarter of 2012, compared to the corresponding period in 2011, was primarily due to certain purchased intangible assets becoming fully amortized. Harmonic expects to record a total of approximately $6.5 million in amortization of intangibles expense in operating expenses in the remaining nine months of 2012, primarily resulting from the acquisition of Omneon and, to a lesser extent, Scopus.

The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2012 (remaining 9 months)	$15,144	$6,525	$21,669
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$48,835	$31,276	$80,111

Interest Income, Net

The increase in interest income, net in the first quarter of 2012 was primarily due to a higher balance of cash, cash equivalents and short-term investments during the quarter, as compared to the 2011 period.

Other Income (Expense), Net

Other income and expense is primarily comprised of foreign exchange gains and losses on accounts receivable and intercompany balances denominated in currencies other than the U.S dollar. In the first quarter of 2012, it also included a reimbursement of certain legal and tax claims associated with the acquisition of Omneon for which the Omneon shareholders had provided indemnification.

Income Taxes

Harmonic’s benefit from income taxes, and benefit from income taxes as a percentage of net revenue, in the three months ended March 30, 2012, are presented in the table below. Also presented is the related dollar and percentage change in benefit from income taxes in the three months ended March 30, 2012, from the corresponding period of 2011.

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands, except percentages)
Benefit from income taxes	$607	$618
As a percentage of net revenue	—%	—%
Decrease	$(11)
Percent change	(2)%

The decrease in the benefit from income taxes in the first quarter of 2012, compared to the same period in 2011, was primarily attributable to a reduced benefit as a result of the expiration of U.S. Federal research and development tax credits and a reduction of a benefit associated with a foreign tax rate differential.

A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. The Company’s income tax returns for 2007, 2008 and 2009 are currently under examination by the U.S. Internal Revenue Service. In addition, the statue of limitations on our 2007 and 2008 U.S. corporate income tax returns has been extended to 2013.

Liquidity and Capital Resources

As of March 30, 2012, our cash and cash equivalents totaled $81.0 million, and our short-term investments totaled $87.4 million. As of March 30, 2012, a substantial majority of the Company’s cash, cash equivalents and short-term investments were held in accounts in the United States. The Company believes that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months as well as any stock repurchases under the repurchase program announced in April 2012.

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

We have a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 25, 2012. As of March 30, 2012, there were no amounts outstanding under the line of credit facility and there were no borrowings during the three months ended March 30, 2012. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at March 30, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.24% for a one month borrowing period at March 30, 2012) plus 1.75%, or 1.99%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of March 30, 2012, the Company’s ratio under that covenant was 3.92 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

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

In addition, our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including any global or continuing European economic slowdown, market uncertainty surrounding the ongoing U.S. war on terrorism and the impact of increases in oil prices and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

The table below sets forth selected cash flow data for the periods presented:

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$7,964	$(7,683)
Investing activities	(20,536)	(38,871)
Financing activities	2,479	9,570
Effect of foreign exchange rate changes on cash	129	123

Net decrease in cash and cash equivalents	$(9,964)	$(36,861)

Operating Activities

Net cash provided by operating activities was $8.0 million during the first quarter of 2012. During the three months ended March 30, 2012, we had a net loss of $7.5 million, which incorporated non-cash charges, including depreciation and amortization of $11.3 million and stock-based compensation expenses of $4.8 million. We used cash to pay our accounts payable and accrued and other liabilities of $6.3 million. Additionally, inventory decreased by $4.2 million from the fourth quarter of 2011, as we were able to better manage our inventory through reduced inventory purchases and consumption of on-hand inventory.

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

Investing Activities

Net cash used in investing activities was $20.5 million in the first quarter of 2012, resulting from the purchase of short-term investments of $36.7 million and capital expenditures of $3.7 million, partially offset by proceeds from the net sale and maturity of investments of $18.8 million. Harmonic currently expects capital expenditures will be in the range of $11.0 million to $16.0 million during the remainder of 2012.

Net cash used in investing activities was $38.9 million in the first quarter of 2011, resulting from the purchase of short-term investments of $41.8 million and capital expenditures of $5.0 million, offset by proceeds from the net sale and maturity of investments of $7.9 million.

Financing Activities

Net cash provided by financing activities of $2.5 million in the first quarter of 2012 and $9.6 million in the same period a year ago were the result of net proceeds from the issuance of common stock related to our employee and director stock plans.

OFF-BALANCE SHEET ARRANGEMENTS

None as of March 30, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 30, 2012, we had approximately $24 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the three months ended March 30, 2012, from the information presented in our 2011 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the operating results, financial position or liquidity of Harmonic due to adverse changes in market prices and rates. Harmonic is exposed to market risk because of changes in interest rates, foreign currency exchange rates, as measured against the U.S. dollar and currencies held by Harmonic’s subsidiaries, and changes in the value of financial instruments held by Harmonic.

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 10% and 9% of net revenue in the first quarter of 2012 and 2011, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of March 30, 2012 (in thousands):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$9,080	$908	$(908)
GBP	Sell GBP	$6,939	$694	$(694)
ILS	Buy ILS	$4,047	$405	$(405)
EUR	Buy EUR	$1,204	$120	$(120)
GBP	Buy GBP	$1,178	$118	$(118)

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of March 30, 2012, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of March 30, 2012, our cash, cash equivalents and short-term investments balance was $168.5 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of March 30, 2012.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs are seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). Although, as is the case with all litigation, no assurances can be given as to the outcome of the Interkey lawsuit, we believe Interkey’s and its shareholders’ claims are without merit and Harmonic and HVN intend to vigorously defend themselves against these claims. Based on the foregoing, as of March 30, 2012 and as of the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.

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

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	federal, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or international markets,

•	uncertainty related to development of digital video industry standards;

•	delays in the evaluation of new services, new standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades of systems;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each; and

•	bankruptcies and financial restructuring of major customers.

The financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2008 and 2009, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appeared to have become sluggish in some geographies, particularly in the U.S., during the balance of 2011, and may be weak in some geographies, particularly Europe, during 2012. The severity or length of time that economic and financial market conditions may be weak or sluggish, whether certain or all of such adverse factors will persist, or whether a severe down turn may occur in the U.S., Europe or in other countries, is unknown. During challenging or uncertain economic times, and particularly in tight credit markets, many customers may delay or reduce capital expenditures, which often results in lower demand for our products.

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

Many of our competitors are substantially larger, and have greater financial, technical, marketing and other resources than we have. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on products that will facilitate and enhance multi-screen applications, on media (“playout”) servers utilizing integrated channel playout, and on converged cable access platform (“CCAP”) products that are intended to address customers’ cost reduction efforts through the use of IP technology. Many of these products are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market. The success of these significant and costly development efforts will be predicated, in substantial part, on the timing of market adoption of the new standards on which the resulting products are based. If any of the new standards are not adopted or such adoption is earlier or later than we are predicting, we risk spending research and development time and dollars on products that may never achieve market acceptance or introduction of products which miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

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

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets and may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world, if the credit rating is lowered again. In addition, the recent lowering of the credit ratings of several of the European countries could have the same effect. The impact of any of these issues, which appears to have negatively affected Europe in the first quarter of 2012, could have a material adverse effect on our business, operating results, financial condition and cash flows.

During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S., Europe or other key markets, deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows.

Our customer base is concentrated and we are regularly involved in relatively large transactions. The loss of one or more of our key customers, a failure to diversify our customer base, or a decrease in the number of such larger transactions could harm our business.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. In the last three fiscal years and particularly in 2011, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Nevertheless, sales to our ten largest customers in our first quarter ended March 30, 2012, and in the fiscal years ended December 31, 2011 and 2010, accounted for approximately 40%, 35% and 44% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In our first quarter ended March 30, 2012, and in the fiscal years ended December 31, 2011 and 2010, revenue from Comcast accounted for approximately 10%, 11% and 17%, respectively, of our revenue. The loss of Comcast or any significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Revenue derived from customers outside of the U.S. in our first quarter ended March 30, 2012, and in the fiscal years ended December 31, 2011 and 2010, represented approximately 52%, 55% and 50% of our revenue, respectively. The decrease in the percentage of our revenue attributable to international operations in the first quarter of 2012 primarily resulted from a substantial decrease in sales in Europe. However, we expect that international revenue is likely to continue to represent, from year to year, a growing percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

Our operations outside the United States also require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the FCPA and similar laws, which prohibit United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals, in their official capacity, to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the inherent risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with distributors and resellers a requirement that those parties comply with the FCPA. However, we cannot assure you that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

The effect of one or more of these international risks could have a material and adverse effect on our business, financial condition, operating results and cash flows.

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies, and on several other broadband industry trends.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small private company for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on contractors for manufacturing and installation, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules, reduced control over costs, quality and timely delivery of components, subassemblies or modules, and timely installation of products. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers. These risks could be heightened during a substantial economic slowdown, because our suppliers and subcontractors are more likely to experience adverse changes in their financial condition and operations during such a period. Further, these risks could materially and adversely affect our business if one of our sole sources, or a sole source of one of our suppliers or contract manufacturers, is adversely affected by a natural disaster. While we expend resources to qualify additional component sources, consolidation of suppliers and the small number of viable alternatives have limited the results of these efforts. Managing our supplier and contractor relationships is particularly difficult during time periods in which we introduce new products and during time periods in which demand for our products is increasing, especially if demand increases more quickly than we expect.

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

Our ability to meet customer demand depends significantly on the availability of components and other materials, as well as the ability of our contract manufacturers to scale their production, and because we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, this increases the risk of not meeting customer demand. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Increases in demand on our suppliers and subcontractors from other customers may cause sporadic shortages of certain components and products. In order to be able to respond to these issues, we have increased our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of components, subassemblies and modules when necessary, which has increased our costs and could increase our risk of holding obsolete or excessive inventory. We also employ a demand order fulfillment model which is designed to reduce the effects of increases or decreases in demand for any products. Nevertheless, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, in the U.S., Europe and in other foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions, whether global or in certain geographic areas;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax credit in place prior to 2012 is renewed;

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

We often recognize a substantial portion of our quarterly revenue in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in the timing of revenue, particularly from relatively large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

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

Our 2007, 2008, and 2009 U.S. corporate income tax returns are presently being audited by the Internal Revenue Service. These audits commenced in the second quarter of 2011. A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. These audits commenced in the first quarter of 2012. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and operating results could be materially and adversely impacted in the period of adjustment.

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

We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion involves the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, and certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.

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

Any future intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities and temporary or permanent injunctions and require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages, could require that we pay ongoing royalty payments, or could prohibit us from selling certain of our products. Any such outcome could have a material and adverse effect on our business, operating results, financial condition and cash flows.

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that our Omneon Media Grid product infringes two patents held by Avid. The complaint seeks injunctive relief and damages. We are currently evaluating our position with respect to these patents. At this time, we cannot predict the outcome of this matter. An unfavorable outcome of this matter could adversely affect our business, operating results, financial position and cash flows.

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

We maintain facilities in two locations in Israel with a total of 218 employees, or approximately 19% of our worldwide workforce, as of March 30, 2012. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, reluctance to travel within, or to or from, Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2011. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country, or any other cause, could significantly harm our business. Current or future tensions in the Middle East could materially and adversely affect our business, results of operations and financial condition.

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

As of March 30, 2012, we had approximately $212.5 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event the market price of our common stock was to decline materially from its present price for an extended period of time, the Company may determine that its goodwill is impaired. If such determination is made, the Company would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

Our operating results could be adversely affected by natural disasters affecting the Company or impacting our third-party manufacturers, suppliers, distributors or customers.

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

As of March 30, 2012, we have 449 employees in our international operations, representing approximately 39% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

Our failure to adequately protect our proprietary rights may adversely affect us.

At March 30, 2012, we held 59 issued U.S. patents and 20 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We believe that our existing cash and short-term investments of $168 million, at March 30, 2012, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Negative conditions in the global credit and financial markets have had an adverse impact on the liquidity of certain of our investments in the past. In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers or insurers of these securities, could materially and adversely affect our operating results, financial condition and cash flows.

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

We believe that our investment securities are carried at fair value. However, over time the economic and market environment in which we conduct business may provide us with additional insight regarding the fair value of certain securities in our portfolio that could change our judgment regarding impairment of those securities. This could result in unrealized or realized losses in our securities, relating to other than temporary declines, being charged against income. Given current market conditions, particularly in Europe, there is continuing risk that further declines in fair value of our portfolio securities may occur and additional impairments may be charged to income in future periods.

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling, and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials, including lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs) and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the U.S., Japan and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets at March 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three months ended March 30, 2012 and April 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three months ended March 30, 2012 and April 1, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Date: May 9, 2012