Form 10-Q
period 2012-06-29
HARMONIC INC
filed 2012-08-08
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 23, 2012 was 117,098,273.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 29, 2012	December 31, 2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$92,446	$90,983
Short-term investments	85,355	70,854
Accounts receivable, net	102,748	109,886
Inventories	68,007	70,649
Deferred income taxes	29,897	28,032
Prepaid expenses and other current assets	24,050	21,474

Total current assets	402,503	391,878
Property and equipment, net	39,568	40,469
Goodwill	212,440	212,417
Intangibles, net	72,874	87,651
Other assets	2,352	1,751

Total assets	$729,737	$734,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,857	$30,537
Income taxes payable	527	2,290
Deferred revenue	37,140	33,095
Accrued liabilities	40,254	46,896

Total current liabilities	107,778	112,818
Income taxes payable, long-term	46,492	47,307
Deferred income taxes, long-term	3,850	655
Other non-current liabilities	10,576	9,070

Total liabilities	168,696	169,850

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 116,203 and 116,257 shares issued and outstanding at June 29, 2012 and December 31, 2011, respectively	116	116
Capital in excess of par value	2,437,447	2,433,164
Accumulated deficit	(1,875,600)	(1,868,089)
Accumulated other comprehensive loss	(922)	(875)

Total stockholders’ equity	561,041	564,316

Total liabilities and stockholders’ equity	$729,737	$734,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except per share amounts)
Product revenue	$113,555	$117,156	$223,922	$233,023
Service revenue	19,079	16,840	36,433	33,808

Net revenue	132,634	133,996	260,355	266,831
Product cost of revenue	64,266	62,712	128,576	125,234
Service cost of revenue	10,790	9,456	20,539	17,914

Total cost of revenue	75,056	72,168	149,115	143,148

Gross profit	57,578	61,828	111,240	123,683

Operating expenses:
Research and development	25,641	25,662	53,470	51,811
Selling, general and administrative	32,142	32,543	64,453	66,107
Amortization of intangibles	2,190	2,230	4,369	4,459

Total operating expenses	59,973	60,435	122,292	122,377
Income (loss) from operations	(2,395)	1,393	(11,052)	1,306
Interest income, net	116	74	235	166
Other income (expense), net	(120)	(299)	283	(406)

Income (loss) before income taxes	(2,399)	1,168	(10,534)	1,066
Provision for (benefit from) income taxes	(2,416)	778	(3,023)	160

Net income (loss)	$17	$390	$(7,511)	$906

Net income (loss) per share:
Basic	$0.00	$0.00	$(0.06)	$0.01

Diluted	$0.00	$0.00	$(0.06)	$0.01

Weighted average shares:
Basic	117,056	114,939	117,162	114,387

Diluted	117,493	116,298	117,162	116,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Net income (loss)	$17	$390	$(7,511)	$906
Change in unrealized gain (loss) on investments, net	15	8	39	(3)
Foreign currency translation	(400)	69	(86)	523

Total comprehensive income (loss)	$(368)	$467	$(7,558)	$1,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 29, 2012	July 1, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(7,511)	$906
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	14,777	15,092
Depreciation	7,519	6,824
Stock-based compensation	9,502	11,094
Net loss on disposal of fixed assets	88	103
Deferred income taxes	1,330	76
Provision for inventories	(2,261)	4,126
Allowance for doubtful accounts, returns and discounts	1,152	53
Other non-cash adjustments, net	310	322
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,990	(16,262)
Inventories	4,903	(7,120)
Prepaid expenses and other assets	(3,184)	2,783
Accounts payable	(684)	4,780
Deferred revenue	4,448	788
Income taxes payable	(2,560)	(6,925)
Accrued and other liabilities	(5,605)	(7,500)

Net cash provided by operating activities	28,214	9,140

Cash flows from investing activities:
Purchases of investments	(57,661)	(62,009)
Proceeds from maturities of investments	26,110	11,267
Proceeds from sales of investments	16,483	10,327
Acquisition of property and equipment	(6,708)	(8,502)
Other acquisitions	—	(250)

Net cash used in investing activities	(21,776)	(49,167)

Cash flows from financing activities:
Payments for repurchase of common stock	(6,953)	—
Proceeds from issuance of common stock, net	2,016	13,703

Net cash provided by (used in) financing activities	(4,937)	13,703

Effect of exchange rate changes on cash and cash equivalents	(38)	161

Net increase (decrease) in cash and cash equivalents	1,463	(26,163)
Cash and cash equivalents at beginning of period	90,983	96,533

Cash and cash equivalents at end of period	$92,446	$70,370

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

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements included in its 2011 Form 10-K. There have been no significant changes to these policies during the six months ended June 29, 2012.

Reclassifications . From time to time the Company reclassifies certain prior period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

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

In September 2011, the FASB approved an accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is applicable to the Company’s annual goodwill impairment test performed in the fourth quarter each year.

NOTE 3: ACQUISITIONS

On September 15, 2010, Harmonic completed its acquisition of Omneon, Inc, at which time the holders of Omneon capital stock, including outstanding Omneon stock options and restricted stock units, were entitled to receive aggregate consideration of approximately $194.0 million in cash and up to 17,128,176 shares of Harmonic common stock. To secure post-closing indemnification obligations of the holders of Omneon capital stock and vested and outstanding Omneon stock options and vested restricted stock units, Harmonic deposited into escrow an aggregate of approximately $21.0 million in cash and 1,926,920 shares of Harmonic common stock that would otherwise be issued to the holders of Omneon capital stock and vested and outstanding Omneon stock options and vested restricted stock units. In the first quarter of 2012, the Company submitted an indemnification claim for reimbursement from escrow and received reimbursement of $0.8 million, including $0.5 million of cash and 40,372 shares of common stock valued at $0.3 million. The cash is included in the balance sheet as of June 29, 2012, and the return of shares is reflected as a reduction in common stock and additional paid-in-capital. The reimbursement was for previously expensed legal and tax costs incurred by the Company following the date of acquisition. The indemnification period ended on March 15, 2012, and the cash and shares remaining in escrow were distributed to the holders of Omneon capital stock.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended June 29, 2012, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2012 and December 31, 2011, based on the three-tier fair value hierarchy:

	Total	Level 1	Level 2	Level 3
	(In thousands)
June 29, 2012
Cash equivalents
Money market funds	$50,372	$50,372	$—	$—
Corporate bonds	1,400	—	1,400	—
Short-term investments
State, municipal and local government agencies bonds	44,671	—	44,671	—
Corporate bonds	22,513	—	22,513	—
Commercial paper	12,386	—	12,386	—
U.S. federal government bonds	5,785	5,785	—	—
Prepaids and other current assets
Foreign exchange forward contracts	293	—	293	—

Total assets measured and recorded at fair value	$137,420	$56,157	$81,263	$—

Accrued liabilities
Foreign exchange forward contracts	$191	$—	$191	$—

Total liabilities measured and recorded at fair value	$191	$—	$191	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2011
Cash equivalents
Money market funds	$62,131	$62,131	$—	$—
Short-term investments
State, municipal and local government agencies bonds	38,825	—	38,825	—
Corporate bonds	18,604	—	18,604	—
Commercial paper	4,195	—	4,195	—
U.S. federal government bonds	9,230	9,230	—	—
Prepaids and other current assets
Foreign exchange forward contracts	373	—	373	—

Total assets measured and recorded at fair value	$133,358	$71,361	$61,997	$—

Accrued liabilities
Foreign exchange forward contracts	$159	$—	$159	$—

Total liabilities measured and recorded at fair value	$159	$—	$159	$—

At June 29, 2012 and December 31, 2011, maturities of short-term investments are as follows:

	June 29, 2012	December 31, 2011
	(In thousands)
Short-term investments:
Less than one year	$66,660	$43,470
Due in 1—2 years	18,695	27,384

Total short-term investments	$85,355	$70,854

The following is a summary of available-for-sale securities at June 29, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 29, 2012
State, municipal and local government agencies bonds	$44,609	$67	$(5)	$44,671
Corporate bonds	22,514	6	(7)	22,513
Commercial paper	12,386	—	—	12,386
U.S. federal government bonds	5,786	—	(1)	5,785

Total	$85,295	$73	$(13)	$85,355

December 31, 2011
State, municipal and local government agencies bonds	$38,785	$46	$(6)	$38,825
Corporate bonds	18,613	6	(15)	18,604
Commercial paper	4,195	—	—	4,195
U.S. federal government bonds	9,226	4	—	9,230

Total	$70,819	$56	$(21)	$70,854

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of June 29, 2012.

As of June 29, 2012, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: BALANCE SHEET

	June 29, 2012	December 31, 2011
	(In thousands)
Accounts receivable
Accounts receivable	$112,152	$118,138
Less: allowances for doubtful accounts , returns and discounts	(9,404)	(8,252)

	$102,748	$109,886

As of June 29, 2012, Comcast accounted for 11% of net accounts receivable.

	June 29, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$12,893	$14,099
Work-in-process	4,300	4,250
Finished goods	50,814	52,300

	$68,007	$70,649

Property and equipment:
Furniture and fixtures	$7,308	$6,706
Machinery and equipment	103,347	97,916
Leasehold improvements	7,493	7,079

	118,148	111,701
Less: accumulated depreciation and amortization	(78,580)	(71,232)

	$39,568	$40,469

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES

The following is a summary of identified intangible assets as of June 29, 2012 and December 31, 2011:

	June 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$136,145	$(92,358)	$43,787	$136,145	$(81,951)	$54,194
Customer relationships/contracts	67,098	(45,155)	21,943	67,098	(42,142)	24,956
Trademarks and trade names	11,361	(8,430)	2,931	11,361	(7,700)	3,661
Supply agreements	3,414	(3,414)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(2,887)	4,213	7,100	(2,260)	4,840
Software license, intellectual property and assembled workforce	309	(309)	—	309	(309)	—
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Total of identifiable intangibles	$228,227	$(155,353)	$72,874	$228,227	$(140,576)	$87,651

Amortization expense for the identifiable purchased intangible assets for the three months and six months ended June 29, 2012 and July 1, 2011 was allocated as follows:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Included in cost of revenue	$5,048	$5,491	$10,408	$10,633
Included in operating expenses	2,190	2,230	4,369	4,459

Total amortization expense	$7,238	$7,721	$14,777	$15,092

The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2012 (remaining 6 months)	$10,096	$4,336	$14,432
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$43,787	$29,087	$72,874

The changes in the carrying amount of goodwill for the six months ended June 29, 2012 are as follows:

(In thousands)
Balance at beginning of period	$212,417
Foreign currency translation adjustment	23

Balance at end of period	$212,440

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

As of June 29, 2012, accrued excess facilities costs totaled $1.7 million, all of which was included in current accrued liabilities.

The following table summarizes the activity in the restructuring accrual during the six months ended June 29, 2012:

Excess Facilities
(In thousands)
Balance at December 31, 2011	$2,593
Provisions	—
Cash payments	(855)

Balance at June 29, 2012	$1,738

NOTE 8: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 25, 2012. As of June 29, 2012, other than standby letters of credit and guarantees (Note 13), there were no amounts outstanding under the line of credit facility, and there were no borrowings during the six months ended June 29, 2012. This facility, which became effective in August 2011, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of June 29, 2012, the Company’s ratio under that covenant was 3.97 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At June 29, 2012, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at June 29, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.25% for a one month borrowing period at June 29, 2012) plus 1.75%, or 2.00%. Borrowings are not collateralized.

NOTE 9: BENEFIT PLANS

Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 13, Benefit Plans, of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Stock Options and RSUs

The following table summarizes the Company’s stock option and restricted stock unit activity during the six months ended June 29, 2012:

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at December 31, 2011	7,835	9,303	$7.12	3,713	$7.52
Authorized	5,450	—	—	—	—
Granted	(4,248)	1,039	5.91	2,139	5.97
Options exercised	—	(146)	2.85	—	—
Shares released	—	—	—	(1,000)	7.73
Forfeited or cancelled	1,188	(924)	9.00	(393)	6.81

Balance at June 29, 2012	10,225	9,272	$6.86	4,459	$6.77

The following table summarizes information about stock options outstanding as of June 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and term)
Vested and expected to vest	9,087	$6.87	3.6	$1,872
Exercisable	6,863	7.07	2.8	1,372

The intrinsic value of options vested and expected to vest and exercisable as of June 29, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 29, 2012. The intrinsic value of options exercised during the three and six months ended June 29, 2012 was $38,000 and $0.4 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of June 29, 2012:

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value (1)
	(In thousands, except period)
Vested and expected to vest	4,082	1.4	$17,388

(1)	Represents the fair value of the Company’s common stock as of June 29, 2012 times the number of restricted stock units vested and expected to vest as of the same date.

NOTE 10: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation costs in our Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Stock-based compensation in:
Cost of revenue	$805	$762	$1,599	$1,509

Research and development expense	1,711	1,771	3,435	3,607
Selling, general and administrative expense	2,186	2,559	4,468	5,978

Total stock-based compensation in operating expense	3,897	4,330	7,903	9,585

Total stock-based compensation	4,702	5,092	9,502	11,094
Amount capitalized in inventory	—	(14)	—	—

Total stock-based compensation	$4,702	$5,078	$9,502	$11,094

Stock Options

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Expected term (years)	4.70	4.75	4.70	4.75
Volatility	54%	52%	57%	54%
Risk-free interest rate	0.9%	2.5%	1.0%	2.1%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 6% for both the three and six months ended June 29, 2012. The Company’s estimated forfeiture rate was 5% for both the three and six months ended July 1, 2011.

The weighted-average fair value of options granted for the three months ended June 29, 2012 and July 1, 2011 was $2.01 and $5.31 per share, respectively. The weighted-average fair value of options granted for the six months ended June 29, 2012 and July 1, 2011 was $2.81 and $4.55 per share, respectively.

The fair value of all stock options vested during the three and six months ended June 29, 2012 was $1.0 million and $3.0 million, respectively.

Restricted Stock Units

The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.

The fair value of all restricted stock units issued during the three and six months ended June 29, 2012 was $2.3 million and $7.7 million, respectively.

Employee Stock Purchase Plan

The value of the stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”) consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	54%	43%	54%	43%
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

The weighted-average fair value of stock purchase rights granted under the ESPP for the six months ended June 29, 2012 and July 1, 2011 was $1.51 and $2.02 per share, respectively.

Unrecognized Stock-Based Compensation

As of June 29, 2012, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $35.0 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.7 years.

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

For the three months ended June 29, 2012, the Company recorded a benefit from income taxes of $2.4 million, compared to a provision of $0.8 million for the same period a year ago, inclusive of discrete items. The benefit from income taxes in the three months ended June 29, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to the benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations, partially offset by an increase in the valuation allowance on California research and development tax credits.

For the six months ended June 29, 2012, the Company recorded a benefit from income taxes of $3.0 million, compared to a provision of $0.2 million for the same period a year ago, inclusive of discrete items. The benefit from income taxes in the six months ended June 29, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to the benefits associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations and foreign currency translation adjustments, partially offset by accrued interest on uncertain tax provisions and an increase in the valuation allowance on California research and development tax credits.

For the six months ended June 29, 2012, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense and non-deductible amortization on foreign intangibles. The discrete items recorded in the first six months of 2012 primarily related to the increase in the valuation allowance on California research and development tax credits, a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations and accrued interest on uncertain tax positions.

For the six months ended July 1, 2011, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, non-deductible amortization on foreign intangibles, and federal research and development credits. The discrete items recorded in the first six months of 2011 related to accrued interest on uncertain tax positions, a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations and other immaterial items.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $52.5 million as of December 31, 2011, and approximately $51.6 million as of June 29, 2012. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We anticipate the unrecognized tax benefits to decrease by $0.7 million in the 12 months beginning June 30, 2012, due to statute of limitation expirations, except to the extent the IRS may challenge the Company’s position with respect to such benefits.

The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense. During the six months ended June 29, 2012, the Company recorded a net increase of $0.1 million for interest and possible penalties related to uncertain tax positions, resulting in a balance at June 29, 2012 of $5.3 million.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statute of limitations periods, during which such tax returns may be audited and adjusted by the relevant tax authorities. The Company’s 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the Company’s 2005 through 2011 tax years generally remain subject to examination by their respective tax authorities. A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. The Company is currently under audit by the US Internal Revenue Service for the 2007, 2008, 2009 and 2010 tax years. In addition, the statute of limitations on the Company’s 2007 and 2008 U.S. corporate income tax returns has been extended to 2013.

NOTE 12: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The following table shows the potentially dilutive shares, consisting of options, restricted stock units and ESPP shares, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was antidilutive:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Potentially dilutive equity awards outstanding	12,349	10,671	10,912	9,103

Following is a reconciliation of the denominators of the basic and diluted net income (loss) per share computations:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except per share amounts)
Net income (loss) (numerator)	$17	$390	$(7,511)	$906

Shares calculation (denominator):
Weighted average shares outstanding - basic	117,056	114,939	117,162	114,387
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	437	1,359	—	1,756

Weighted averages shares outstanding - diluted	117,493	116,298	117,162	116,143

Net income (loss) per share - basic	$0.00	$0.00	$(0.06)	$0.01

Net income (loss) per share - diluted	$0.00	$0.00	$(0.06)	$0.01

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leases. Future minimum lease payments under noncancelable operating leases at June 29, 2012 are as follows:

(In thousands)
Years ending December 31,
2012 (remaining six months)	$3,808
2013	8,117
2014	6,837
2015	6,738
2016	6,797
Thereafter	26,673

Total	$58,970

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

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Balance at beginning of period	$5,133	$5,263	$5,558	$4,811
Accrual for current period warranties	1,474	2,171	3,093	4,433
Warranty costs incurred	(1,882)	(1,856)	(3,926)	(3,666)

Balance at end of period	$4,725	$5,578	$4,725	$5,578

Purchase Commitments with Contract Manufacturers and Other Suppliers. The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had approximately $10.3 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of June 29, 2012.

Standby Letters of Credit. As of June 29, 2012, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.0 million.

Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 29, 2012.

Guarantees. At June 29, 2012, Harmonic had no other guarantees outstanding.

Legal proceedings.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Omneon Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, the Company cannot predict the outcome of these matters. An unfavorable outcome of these matters could adversely affect the Company’s business, operating results, financial position and cash flows.

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs were seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). On June 26, 2012, the action was dismissed by the Israeli Central District Court.

An unfavorable outcome on the Avid matters referenced above or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the Avid matters referenced above or other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

NOTE 14: STOCK REPURCHASE PROGRAM

On April 24, 2012, the Board of Directors approved a stock repurchase program that provides for the repurchase of up to $25.0 million of the Company’s outstanding common stock during the term of the program, which expires 18 months from Board approval. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines set, from time to time, by the Board. The timing and amount of repurchase transactions under this program depend on a variety of factors, including price, corporate and regulatory requirements, strategic priorities and other market conditions. The purchases are funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is as follows:

	Shares Repurchased	Weighted Average Price per Share	Amount Repurchased
	(In thousands, except per share amounts)
Common stock repurchased	1,600	$4.35	$6,953

As of June 29, 2012, $18.0 million remains available for the repurchase of shares under the stock repurchase program. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital. The common stock repurchased was immediately retired.

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

Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and technological changes in the markets we serve;

•	continuation of customer concentration;

•	spending of our customers, particularly in Europe in the second half of 2012 and beyond;

•	impact of natural disasters on our supply chain;

•	our strategic direction, future business plans and growth strategy;

•	expectation of, and dependence on, international revenue, particularly from Europe;

•	dependence on contract manufacturers;

•	industry and customer consolidation;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business;

•	need to develop timely new and enhanced products;

•	the expected demand for, and benefits of, our products and services;

•	concentration of revenue sources;

•	anticipated benefits of recent acquisitions and potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses; and

•	use of cash, cash needs and ability to raise capital.

These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 30 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

Overview

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions. We enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, tablets and mobile phones. Our products generally fall into three principal categories; video production platforms and playout solutions, video processing solutions and edge and access solutions. We also provide technical support services and professional services to our customers worldwide.

The principal markets we serve are cable television, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcasters and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in both the three and six months ended June 29, 2012 accounted for approximately 37% of our revenue, compared to 37% and 35%, respectively, for the same periods in 2011.

Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and six months ended June 29, 2012, revenue from Comcast accounted for 18% and 14%, respectively, of our revenue, compared to 11% in the same periods in 2011. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

In the three and six months ended June 29, 2012, we recognized revenue of $133 million and $260 million, respectively, as compared to $134 million and $267 million, respectively, in the same periods in 2011. Our international sales, which had been growing at a faster pace than our domestic sales in prior periods, decreased by 9% in both the three and six months ended June 29, 2012, as compared to the same periods in 2011. However, domestic sales increased by 10% and 7%, respectively in the three and six months ended June 29, 2012, as compared to the same periods in 2011. In the three and six months ended June 29, 2012, international sales represented 54% and 53%, respectively, of our total revenue, as compared to 59% and 57% of our total revenue in the same periods in 2011, respectively. Notwithstanding the substantially reduced market activity in Europe that we experienced in the first half of 2012, as compared to the fourth quarter of 2011, we expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

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

Our quarterly revenue has been, and may continue to be, affected by seasonal buying patterns. Typically, revenue in the first quarter of the year is seasonally lower than other quarters, as our customers often are still finalizing their annual budget and capital spending projections for the year. Further, we often recognize a substantial portion of our quarterly revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

Financial difficulties of certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2009 and 2010, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. In 2011, we saw capital spending return to the levels we experienced before 2009. However, we experienced a substantial downturn in our European markets in the first half of 2012, as compared to the fourth quarter of 2011, and reduced market activity in Europe may continue during the second half of 2012 and possibly beyond. If an economic downturn occurs, customers in the affected geographies may delay or reduce capital expenditures, which, in turn, often results in lower demand for our products.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates during the six months ended June 29, 2012, from those disclosed in our 2011 Form 10-K other than those associated with goodwill impairment, noted below.

Goodwill Impairment

The Company tests for impairment of goodwill on an annual basis in the fourth quarter of each of its fiscal years at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its estimated fair value. As of June 29, 2012, with a closing stock price of $4.26 on the NASDAQ Stock Market, the Company’s market capitalization was approximately $495 million. As this market capitalization was less than the Company’s carrying value of its net assets, further analysis was performed to determine if an impairment existed. When assessing goodwill for impairment, the Company used multiple valuation methodologies to determine its estimated fair value. The valuation methods used included the Company’s market capitalization adjusted for a control premium and the Company’s discounted cash flow analysis, which involves making significant assumptions and estimates, including expectations of the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Based on the impairment test performed, management determined that the Company’s estimated fair value exceeded the carrying value of its net assets by approximately 18%, and goodwill was not impaired, as of June 29, 2012.

As noted above, assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future financial performance and an appropriate control premium and discount rate. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future financial performance as accurately as possible with the information available at the time the estimate is developed. However, any change in the assumptions and estimates may affect the estimated fair value of goodwill and could result in an impairment charge in a future period.

In the event the market price of the Company’s common stock declines substantially from its price at June 29, 2012 for an extended period of time, the Company may determine that its goodwill is impaired. If such determination is made, the Company would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to results of operations in the period in which such write-down occurs.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue by Product Line

Harmonic’s consolidated net revenue, by product line, for the three and six months ended June 29, 2012, compared to the same periods of 2011, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three and six months ended June 29, 2012, as compared to the same periods of 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Revenue by type:
Video processing products	$59,300	$51,525	$111,981	$115,283
Production and playout products	20,663	25,453	41,541	46,386
Edge and access products	33,592	40,178	70,400	71,354
Service and support	19,079	16,840	36,433	33,808

Net revenue	$132,634	$133,996	$260,355	$266,831

Increase:
Video processing products	$7,775		$(3,302)
Production and playout products	(4,790)		(4,845)
Edge and access products	(6,586)		(954)
Service and support	2,239		2,625

Total decrease	$(1,362)		$(6,476)

Percent change:
Video processing products	15%		(3)%
Production and playout products	(19)		(10)
Edge and access products	(16)		(1)
Service and support	13		8
Total percent change	(1)%		(2)%

The decrease in net revenue in the three months ended June 29, 2012, compared to the same period of 2011, was primarily due to a substantial reduction in demand for edge and access and production and playout solutions, primarily in the geographic region consisting of Europe, the Middle East and Africa (“EMEA”), offset, in part, by a substantial increase in demand for edge products in the U.S. and an increase in service and support revenue.

The decrease in net revenue in the six months ended June 29, 2012, compared to the same period of 2011, was primarily due to a reduction in demand for video processing products in the U.S. and production and playout solutions, primarily in the EMEA region, offset, in part, by an increase in service and support revenue.

Net Revenue by Geographic Region

Harmonic’s domestic and international net revenue in the three and six months ended June 29, 2012, compared with the corresponding periods in 2011, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three and six months ended June 29, 2012, from the corresponding periods in 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Net revenue:
United States	$61,347	$55,578	$122,201	$114,532
International	71,287	78,418	138,154	152,299

Total	$132,634	$133,996	$260,355	$266,831

Increase:
United States	$5,769		$7,669
International	(7,131)		(14,145)

Total decrease	$(1,362)		$(6,476)

Percent change:
United States	10%		7%
International	(9)		(9)
Total percent change	(1)%		(2)%

The increase in U.S. net revenue in the three months ended June 29, 2012, compared to the corresponding period in 2011, was principally due to increased demand for our edge products in the U.S. The increase in U.S. net revenue in the six months ended June 29, 2012, compared to the corresponding period in 2011, was principally due to increased demand for our edge products, partially offset by a decrease in demand for video processing products.

International net revenue in the three and six months ended June 29, 2012 decreased, compared to the corresponding periods in 2011, primarily due to decreased demand from customers in EMEA, particularly Europe. The decrease was primarily related to decreased sales of edge and access and production and playout products. We expect that international sales will continue to account for a significant percentage of our net revenue for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue in the three and six months ended June 29, 2012, as compared to the corresponding periods in 2011, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and six months ended June 29, 2012, from the corresponding periods in 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Gross profit	$57,578	$61,828	$111,240	$123,683
As a percentage of net revenue	43%	46%	43%	46%
Decrease	$(4,250)		$(12,443)
Percent change	(7)%		(10)%

The decrease in gross profit in the three and six months ended June 29, 2012, as compared to the corresponding periods in 2011, was primarily due to a change in product mix between the two quarters, the continuing competitive pricing environment, and, to a lesser extent, the decrease in net revenue.

In the three and six months ended June 29, 2012, $5.0 million and $10.4 million of amortization of intangibles was included in cost of revenue, respectively, compared to $5.5 million and $10.6 million in the three and six months ended July 1, 2011, respectively. We expect to record approximately $10.1 million in amortization of intangibles expenses in cost of revenue in the remaining six months of 2012, primarily related to intangible assets acquired in connection with the acquisition of Omneon in 2010 and, to a lesser extent, the acquisition of Scopus in 2009.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue in the three and six months ended June 29, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and six months ended June 29, 2012, from the corresponding periods of 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Research and development	$25,641	$25,662	$53,470	$51,811
As a percentage of net revenue	19%	19%	21%	19%
Increase (decrease)	$(21)		$1,659
Percent change	(0)%		3%

Research and development expense in the three months ended June 29, 2012, compared to the corresponding period in 2011, was flat.

The increase in research and development expense in the six months ended June 29, 2012, compared to the corresponding period in 2011, was primarily the result of increased compensation expense of $1.3 million and increased expenses for development materials of $0.9 million, offset by a decrease in outside engineering services of $0.9 million.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three and six months ended June 29, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three and six months ended June 29, 2012, from the corresponding periods of 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Selling, general and administrative	$32,142	$32,543	$64,453	$66,107
As a percentage of net revenue	24%	24%	25%	25%
Decrease	$(401)		$(1,654)
Percent change	(1)%		(3)%

The decrease in selling, general and administrative expense in the three and six months ended June 29, 2012, compared to the corresponding periods in 2011, was primarily a result of decreased stock-based compensation expense of $0.4 million and $1.5 million, respectively, as the rest of selling, general and administrative expenses remained relatively flat.

Amortization of Intangibles

Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three and six months ended June 29, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and six months ended June 29, 2012, from the corresponding periods of 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Amortization of intangibles	$2,190	$2,230	$4,369	$4,459
As a percentage of net revenue	2%	2%	2%	2%
Decrease	$(40)		$(90)
Percent change	(2)%		(2)%

The decrease in amortization of intangibles expense in the three and six months ended June 29, 2012, compared to the corresponding periods in 2011, was primarily due to certain purchased intangible assets becoming fully amortized. Harmonic expects to record a total of approximately $4.3 million in amortization of intangibles expense in operating expenses in the remaining six months of 2012, primarily resulting from the acquisition of Omneon in 2010 and, to a lesser extent, the acquisition of Scopus in 2009.

The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2012 (remaining 6 months)	$10,096	$4,336	$14,432
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$43,787	$29,087	$72,874

Interest Income, Net

The increase in interest income, net in the three and six months ended June 29, 2012 was primarily due to a higher balance of cash, cash equivalents and short-term investments during the current periods, partially offset by a decrease in the rate of return on such assets, as compared to the 2011 periods.

Other Income (Expense), Net

Other income and expense is primarily comprised of the net of foreign exchange gains and losses on accounts receivable and intercompany balances denominated in currencies other than the U.S dollar. In the six months ended June 29, 2012, it also included a reimbursement of certain legal and tax claims previously expensed associated with the acquisition of Omneon for which the Omneon shareholders had provided indemnification.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of net revenue, in the three and six months ended June 29, 2012, are presented in the table below. Also presented are the related dollar and percentage changes in provision for (benefit from) income taxes in the three and six months ended June 29, 2012, from the corresponding periods of 2011.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(2,416)	$778	$(3,023)	$160
As a percentage of net revenue	(2)%	1%	(1)%	0%
Decrease	$(3,194)		$(3,183)
Percent change	(411)%		(1,989)%

The benefit from income taxes in the three months ended June 29, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to the benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations, partially offset by an increase in the valuation allowance on California research and development tax credits.

The benefit from income taxes in the six months ended June 29, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to the benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations and foreign currency translation adjustments, partially offset by accrued interest on uncertain tax provisions and an increase in the valuation allowance on California research and development tax credits.

A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. The Company’s income tax returns for 2007, 2008, 2009 and 2010 are currently under examination by the U.S. Internal Revenue Service. In addition, the statute of limitations on our 2007 and 2008 U.S. corporate income tax returns has been extended to 2013.

Liquidity and Capital Resources

As of June 29, 2012, our cash and cash equivalents totaled $92.4 million, and our short-term investments totaled $85.4 million. As of June 29, 2012, a substantial majority of the Company’s cash, cash equivalents and short-term investments were held in accounts in the United States. The Company believes that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months as well as any stock repurchases under the stock repurchase program announced in April 2012.

In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to adverse market conditions. Our inability to sell all or a material portion of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition. Nevertheless, we believe that our existing liquidity sources will satisfy our presently contemplated cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated opportunities or to strengthen our financial position.

We have a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 25, 2012. As of June 29, 2012, there were no amounts outstanding under the line of credit facility and there were no borrowings during the six months ended June 29, 2012. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at June 29, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.25% for a one month borrowing period at June 29, 2012) plus 1.75%, or 2.00%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of June 29, 2012, the Company’s ratio under that covenant was 3.91 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

We regularly consider potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

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

The table below sets forth selected cash flow data for the periods presented:

	Six months ended
	June 29, 2012	July 1, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$28,214	$9,140
Investing activities	(21,776)	(49,167)
Financing activities	(4,937)	13,703
Effect of foreign exchange rate changes on cash	(38)	161

	$1,463	$(26,163)

Operating Activities

Net cash provided by operations in the six months ended June 29, 2012 was $28.2 million, resulting from a net loss of $7.5 million, decreased by an aggregate of $32.4 million in non-cash charges and an aggregate of $3.3 million in net decreases in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation, depreciation, provision for inventories and allowance for doubtful accounts, returns and discounts. The net change in assets and liabilities included: (a) an increase in prepaid expenses and other assets, which were partially offset by decreases in accounts receivable and inventories; and (b) increases in accounts payable, income taxes payable and accrued and other liabilities, which was partially offset by a decrease in deferred revenue.

Net cash provided by operations in the six months ended July 1, 2011 was $9.1 million, resulting from net income of $0.9 million, increased by an aggregate of $37.7 million in non-cash charges and decreased by an aggregate of $29.5 million in net change in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation, depreciation and provision for inventories. The net change in assets and liabilities included: (a) increases in accounts receivable and inventories, which were partially offset by a decrease in prepaid expenses; and (b) decreases in income taxes payable and accrued and other liabilities, which were partially offset by increases in accounts payable and deferred revenue.

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

Investing Activities

Net cash used in investing activities was $21.8 million in the six months ended June 29, 2012, resulting from the purchase of short-term investments of $57.7 million and capital expenditures of $6.7 million, partially offset by proceeds from the net sale and maturity of investments of $42.6 million. Harmonic currently expects capital expenditures will be in the range of $12.0 million to $18.0 million during the year ending December 31, 2012.

Net cash used in investing activities was $49.2 million in the six months ended July 1, 2011, resulting from the purchase of short-term investments of $62.0 million and capital expenditures of $8.5 million, offset by proceeds from the net sale and maturity of investments of $21.6 million.

Financing Activities

In the six months ended June 29, 2012, net cash used in financing activities included $7.0 million of payments for the repurchase of common stock in connection with our stock repurchase program announced in April 2012, partially offset by $2.0 million of net proceeds from the issuance of common stock related to our stock plans.

In the six months ended July 1, 2011, net cash provided by financing activities of $13.7 million was the result of net proceeds from the issuance of common stock related to our stock plans.

OFF-BALANCE SHEET ARRANGEMENTS

None as of June 29, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 29, 2012, we had approximately $10.3 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the six months ended June 29, 2012, from the information presented in our 2011 Form 10-K.

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

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 11% and 9% of net revenue in the first half of 2012 and 2011, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of June 29, 2012:

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
			(In thousands)
EUR	Sell EUR	$6,788	$679	$(679)
GBP	Sell GBP	3,131	313	(313)
ILS	Sell ILS	1,293	129	(129)
JPY	Sell JPY	1,257	126	(126)
ILS	Buy ILS	6,164	616	(616)

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of June 29, 2012, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition and results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of June 29, 2012, our cash, cash equivalents and short-term investments balance was $177.8 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of June 29, 2012.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Omneon Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, the Company cannot predict the outcome of these matters. An unfavorable outcome of these matters could adversely affect our business, operating results, financial position and cash flows.

In March 2010, Interkey ELC Ltd, or Interkey, filed a lawsuit in Israel, alleging breach of contract against Harmonic and Scopus Video Networks Ltd. (now Harmonic Video Networks Ltd. or “HVN”), which was acquired by Harmonic in March 2009. The plaintiffs were seeking damages in the amount of 6,300,000 ILS (approximately $1.7 million). On June 26, 2012 the action was dismissed by the Israeli Central District Court.

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

Our revenue has been derived from sales to cable television operators, satellite and telco operators and broadcast and media companies, as well as, more recently, emerging streaming media providers. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems.

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	federal, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	evolving industry standards and network architectures;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or international markets,

•	uncertainty related to development of digital video industry standards;

•	delays in the evaluation of new services, new standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades of systems;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. In 2008, 2009 and the first half of 2010, economic conditions in many of the geographies in which we offer our products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies since the middle of 2011, and weak in other geographies, particularly in Europe, since the beginning of 2012. Further, economic growth is expected to be sluggish in some geographies, and weak in Europe, during the balance of 2012 and perhaps beyond.

The severity or length of time that economic and financial market conditions may be weak or sluggish, whether certain or all of such adverse factors will persist, or whether a severe down turn may occur in the U.S., Europe or in other geographies, is unknown. During challenging or uncertain economic times, and particularly in tight credit markets, many customers may delay or reduce capital expenditures, which often results in lower demand for our products.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns, including in 2008 and 2009, as equipment suppliers competed aggressively for customers’ reduced capital spending, and we have experienced similar pressure during the economic slowdown in 2012.

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

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, and the first half of 2010. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Global or regional economic slowdowns have led many of our affected customers to decrease their expenditures and caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008. It is possible that adverse economic conditions may return in the second half of 2012, on a regional or global basis, and it appears that weak economic conditions have, in fact, reoccurred in most countries in Europe, as a result of the European sovereign debt crisis.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets and any further lowering of that credit rating may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world. In addition, the recent lowering of the credit ratings of several of the European countries could have the same effect. The impact of any of these issues, which appears to have negatively affected Europe in the first half of 2012 and is likely to continue to negatively affect Europe during the balance of 2012 and perhaps beyond, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. In the last three fiscal years and particularly in 2011, revenue from our ten largest customers decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Nevertheless, sales to our ten largest customers in the six months ended June 29, 2012, and in the fiscal years ended December 31, 2011 and 2010, accounted for approximately 37%, 35% and 44% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the six months ended June 29, 2012, and in the fiscal years ended December 31, 2011 and 2010, revenue from Comcast accounted for approximately 14%, 11% and 17%, respectively, of our revenue. The loss of Comcast or any significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

As a result of these and other factors, we may be unable to increase our revenues from some or all of the markets we address, or to do so profitably, and any failure to increase revenues and profits from these customers could materially and adversely affect our operating results, financial condition and cash flows.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the U.S. in the six months ended June 29, 2012, and in the fiscal years ended December 31, 2011 and 2010, represented approximately 53%, 55% and 50% of our revenue, respectively. The decrease in the percentage of our revenue attributable to international operations in the first six months of 2012 primarily resulted from a decrease in sales in Europe. However, we expect that international revenue is likely to continue to represent, from year to year, a substantial, if not growing, percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	a slowdown or leveling off in international economies, particularly in Europe in 2012 and perhaps beyond, which may adversely affect our customers’ capital spending;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, particularly in emerging market countries;

•	compliance with the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest in the Middle East and resulting regime changes.

In the past, certain of our international customers accumulated significant levels of debt and engaged in reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we had seen in the past.

While our international revenue and operating expenses have typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. A portion of our European business is denominated in Euros, which subjects us to increased foreign currency risk. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results.

Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.

Our operations outside the United States also require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the FCPA and similar laws, which prohibit United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals, in their official capacity, to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the inherent risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with distributors and resellers a requirement that those parties comply with the FCPA. However, we cannot provide assurances that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and devices, such as:

•	video compression standards, such as high efficiency video coding (“HEVC”);

•	fiber to the premises, or FTTP, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the converged cable access platform (“CCAP”);

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders (or PVRs), iPads and other tablet computers, and a variety of smartphone mobile devices.

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

Until recently, most of the products manufactured by our Israeli operations were outsourced to third party manufacturers located in Israel. Our ability to improve production efficiency with respect to that business had been limited by the terms of research grants that we received from the Israeli Office of the Chief Scientist, or OCS, an arm of the Israeli government. These grants restricted the transfer outside of Israel of intellectual property developed with funding from the OCS, and also limited the manufacturing outside of Israel of products containing such intellectual property. However, recently, the Company entered into an arrangement with the OCS which will permit it to transfer a significant portion of such intellectual property, and manufacture products containing such portion of intellectual property, outside of Israel.

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

Our ability to meet customer demand depends significantly on the availability of components and other materials, as well as the ability of our contract manufacturers to scale their production, and because we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, the risk of not meeting customer demand is increased. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Increases in demand on our suppliers and subcontractors from other customers may cause sporadic shortages of certain components and products. In order to be able to respond to these issues, we have increased our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of components, subassemblies and modules when necessary, which has increased our costs and could increase our risk of holding obsolete or excessive inventory. We also employ a demand order fulfillment model which is designed to reduce the effects of increases or decreases in demand for any products. Nevertheless, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

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

Our 2007, 2008, 2009 and 2010 U.S. corporate income tax returns are presently being audited by the Internal Revenue Service. These audits commenced in the second quarter of 2011. A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. These audits commenced in the first quarter of 2012. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate and operating results could be materially and adversely impacted in the period of adjustment.

The Company had requested an Advanced Pricing Agreement with the Internal Revenue Service regarding its non-exclusive license of its intellectual property rights to one of its international subsidiaries in 2008 and its sharing of research and development costs with its international subsidiaries. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, upon the closing of the Omneon acquisition. Recently, the Company withdrew its request for the Advanced Pricing Agreement with the Internal Revenue Service with respect to its initial non-exclusive license of intellectual property. As noted above, the Company’s U.S. corporate tax returns for both 2008 and 2010 are presently being audited by the Internal Revenue Service. If the Internal Revenue Service, in connection with such audit or otherwise, were to disagree with the Company’s tax treatment of either of such non-exclusive licenses, the Company may be required to take a charge to expense related to such disagreement, which could have a material and adverse effect on our operating results in the period in which the charge is taken.

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

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that our Omneon Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint, alleging that Harmonic’s Omneon Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, we cannot predict the outcome of either of these matters. An unfavorable outcome of either of these matters could adversely affect our business, operating results, financial position and cash flows.

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

We maintain facilities in two locations in Israel with a total of 217 employees, or approximately 19% of our worldwide workforce, as of June 29, 2012. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, reluctance to travel within, or to or from, Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2011. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country, or any other cause, could significantly harm our business. Current or future tensions in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

As of June 29, 2012, we have approximately $212.4 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event the market price of our common stock declines substantially from its price at June 29, 2012, $4.26, for an extended period of time, the Company may determine that its goodwill is impaired. If such determination is made, the Company would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

In recent years, the Company has grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in September 2010, we added 286 employees, most of whom are based in the U.S.

As of June 29, 2012, we have 465 employees in our international operations, representing approximately 41% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

Our failure to adequately protect our proprietary rights may adversely affect us.

At June 29, 2012, we held 60 issued U.S. patents and 20 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into technology development or licensing agreements, we cannot provide assurances that such agreements may be negotiated on commercially reasonable terms, or at all. The failure to enter into technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could materially and adversely affect our business.

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

We believe that our existing cash and short-term investments of approximately $177.8 million, at June 29, 2012, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

In addition, we invest our cash, cash equivalents and short-term investments in a variety of investment vehicles, in a number of countries, with, and in the custody of, financial institutions with high credit ratings. While our investment policy and strategy attempt to manage interest rate risk, limit credit risk, and ensure we only invest in what we view as very high-quality securities, the outlook for our investment holdings is dependent on general economic conditions, interest rate trends and volatility in the financial marketplace, both internationally and in the U.S., which can all affect, directly and indirectly, the income that we receive, the value of our investments and our ability to sell those investments.

We believe that our investment securities are carried at fair value. However, over time the economic and market environment in which we conduct business may provide us with additional insight regarding the fair value of certain securities in our portfolio that could change our judgment regarding impairment of those securities. This could result in unrealized or realized losses in our securities, relating to other than temporary declines, being charged against income. Given current market conditions, particularly in Europe, there is continuing risk that declines in fair value of our portfolio securities may occur and impairments may be charged to income in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2012, the Board of Directors approved a stock repurchase program that provides for the repurchase of up to $25 million of the Company’s outstanding common stock during the term of the program, which expires 18 months from Board approval. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines set, from time to time, by the Board. The timing and amount of repurchase transactions under this program depend on a variety of factors, including price, corporate and regulatory requirements, strategic priorities and other market conditions. The purchases are funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is as follows:

	Shares Repurchased	Weighted Average Price per Share	Amount Repurchased
	(In thousands, except per share amounts)
March 30-April 27, 2012	—	$—	$—
April 28-May 25, 2012	950	4.36	4,146
May 26-June 29, 2012	650	4.32	2,806

Total	1,600	$4.35	$6,953

As of June 29, 2012, $18.0 million remains available for the repurchase of shares under the stock repurchase program. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital. The common stock repurchased was immediately retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.2	Amended and Restated Bylaws of Harmonic Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets at June 29, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three and Six months ended June 29, 2012 and July 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Six months ended June 29, 2012 and July 1, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Date: August 8, 2012