Form 10-Q
period 2012-09-28
HARMONIC INC
filed 2012-11-07
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 28, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 22, 2012 was 115,780,770.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 28, 2012	December 31, 2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$103,235	$90,983
Short-term investments	88,747	70,854
Accounts receivable, net	94,638	109,886
Inventories	68,269	70,649
Deferred income taxes	29,897	28,032
Prepaid expenses and other current assets	19,178	21,474

Total current assets	403,964	391,878
Property and equipment, net	39,121	40,469
Goodwill	212,523	212,417
Intangibles, net	65,647	87,651
Other assets	2,245	1,751

Total assets	$723,500	$734,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,915	$30,537
Income taxes payable	1,122	2,290
Deferred revenue	34,660	33,095
Accrued liabilities	39,922	46,896

Total current liabilities	106,619	112,818
Income taxes payable, long-term	46,972	47,307
Deferred income taxes, long-term	4,148	655
Other non-current liabilities	12,453	9,070

Total liabilities	170,192	169,850

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 115,732 and 116,257 shares issued and outstanding at September 28, 2012 and December 31, 2011, respectively	116	116
Capital in excess of par value	2,437,539	2,433,164
Accumulated deficit	(1,883,830)	(1,868,089)
Accumulated other comprehensive loss	(517)	(875)

Total stockholders’ equity	553,308	564,316

Total liabilities and stockholders’ equity	$723,500	$734,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except per share amounts)
Product revenue	$113,769	$121,954	$337,691	$354,977
Service revenue	22,913	16,917	59,346	50,725

Net revenue	136,682	138,871	397,037	405,702
Product cost of revenue	64,927	64,954	193,503	190,188
Service cost of revenue	11,851	9,956	32,390	27,870

Total cost of revenue	76,778	74,910	225,893	218,058

Gross profit	59,904	63,961	171,144	187,644

Operating expenses:
Research and development	26,524	25,638	79,994	77,449
Selling, general and administrative	32,150	32,254	96,603	98,361
Amortization of intangibles	2,179	2,229	6,548	6,688

Total operating expenses	60,853	60,121	183,145	182,498
Income (loss) from operations	(949)	3,840	(12,001)	5,146
Interest income, net	128	90	363	256
Other income (expense), net	(164)	381	119	(25)

Income (loss) before income taxes	(985)	4,311	(11,519)	5,377
Provision for income taxes	7,245	765	4,222	925

Net income (loss)	$(8,230)	$3,546	$(15,741)	$4,452

Net income (loss) per share:
Basic	$(0.07)	$0.03	$(0.13)	$0.04

Diluted	$(0.07)	$0.03	$(0.13)	$0.04

Weighted average shares:
Basic	116,517	115,791	116,946	114,855

Diluted	116,517	116,208	116,946	116,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Net income (loss)	$(8,230)	$3,546	$(15,741)	$4,452
Change in unrealized gain (loss) on investments, net	1	(10)	40	(13)
Foreign currency translation	404	(444)	318	79

Total comprehensive income (loss)	$(7,825)	$3,092	$(15,383)	$4,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 28, 2012	September 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(15,741)	$4,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	22,004	22,767
Depreciation	11,337	10,306
Stock-based compensation	14,122	16,099
Net loss (gain) on disposal of fixed assets	(57)	450
Deferred income taxes	1,627	(2,218)
Provision for inventories	2,466	2,757
Allowance for doubtful accounts, returns and discounts	216	2,646
Other non-cash adjustments, net	617	564
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,036	(17,429)
Inventories	(85)	(9,914)
Prepaid expenses and other assets	1,847	7,176
Accounts payable	364	5,117
Deferred revenue	3,307	(9,610)
Income taxes payable	(1,482)	(5,927)
Accrued and other liabilities	(5,352)	(6,847)

Net cash provided by operating activities	50,226	20,389

Cash flows from investing activities:
Purchases of investments	(94,123)	(76,164)
Proceeds from maturities of investments	44,876	15,522
Proceeds from sales of investments	30,486	18,248
Acquisition of property and equipment	(9,850)	(12,373)
Other acquisitions	—	(250)

Net cash used in investing activities	(28,611)	(55,017)

Cash flows from financing activities:
Payments for repurchase of common stock	(14,388)	—
Proceeds from issuance of common stock, net	4,922	13,301

Net cash provided by (used in) financing activities	(9,466)	13,301

Effect of exchange rate changes on cash and cash equivalents	103	29

Net increase (decrease) in cash and cash equivalents	12,252	(21,298)
Cash and cash equivalents at beginning of period	90,983	96,533

Cash and cash equivalents at end of period	$103,235	$75,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 29, 2012 (“2011 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2012, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.

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

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements included in its 2011 Form 10-K. There have been no significant changes to these policies during the nine months ended September 28, 2012.

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

In July 2012, the FASB issued Accounting Standard Update 2012-2, “Intangibles - Goodwill and Other”, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Application of this new guidance is not expected to have any impact on the Company because it does not hold any indefinite-lived assets.

NOTE 3: ACQUISITIONS

On September 15, 2010, Harmonic completed its acquisition of Omneon, Inc, at which time the holders of Omneon capital stock, including outstanding Omneon stock options and restricted stock units, were entitled to receive aggregate consideration of approximately $194.0 million in cash and up to 17,128,176 shares of Harmonic common stock. To secure post-closing indemnification obligations of the holders of Omneon capital stock and vested and outstanding Omneon stock options and vested restricted stock units, Harmonic deposited into escrow an aggregate of approximately $21.0 million in cash and 1,926,920 shares of Harmonic common stock that would otherwise be issued to the holders of Omneon capital stock and vested and outstanding Omneon stock options and vested restricted stock units. In the first quarter of 2012, the Company submitted an indemnification claim for reimbursement from escrow and received reimbursement of $0.8 million, including $0.5 million of cash and 40,372 shares of common stock valued at $0.3 million. The return of shares was reflected as a reduction in common stock and additional paid-in-capital. The reimbursement was for previously expensed legal and tax costs incurred by the Company following the date of acquisition. The indemnification period ended on March 15, 2012, and the cash and shares remaining in escrow were distributed to the holders of Omneon capital stock.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the nine months ended September 28, 2012, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2012 and December 31, 2011, based on the three-tier fair value hierarchy:

	Total	Level 1	Level 2	Level 3
	(In thousands)
September 28, 2012
Cash equivalents
Money market funds	$61,481	$61,481	$—	$—
Short-term investments
Certificate of deposit	1,601	—	1,601	—
State, municipal and local government agencies bonds	47,730	—	47,730	—
Corporate bonds	27,026	—	27,026	—
Commercial paper	10,388	—	10,388	—
U.S. federal government bonds	2,002	2,002	—	—
Prepaids and other current assets
Foreign exchange forward contracts	142	—	142	—

Total assets measured and recorded at fair value	$150,370	$63,483	$86,887	$—

Accrued liabilities
Foreign exchange forward contracts	$496	$—	$496	$—

Total liabilities measured and recorded at fair value	$496	$—	$496	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2011
Cash equivalents
Money market funds	$62,131	$62,131	$—	$—
Short-term investments
State, municipal and local government agencies bonds	38,825	—	38,825	—
Corporate bonds	18,604	—	18,604	—
Commercial paper	4,195	—	4,195	—
U.S. federal government bonds	9,230	9,230	—	—
Prepaids and other current assets
Foreign exchange forward contracts	373	—	373	—

Total assets measured and recorded at fair value	$133,358	$71,361	$61,997	$—

Accrued liabilities
Foreign exchange forward contracts	$159	$—	$159	$—

Total liabilities measured and recorded at fair value	$159	$—	$159	$—

At September 28, 2012 and December 31, 2011, maturities of short-term investments are as follows:

	September 28, 2012	December 31, 2011
	(In thousands)
Short-term investments:
Less than one year	$69,995	$43,470
Due in 1—2 years	18,752	27,384

Total short-term investments	$88,747	$70,854

The following is a summary of available-for-sale securities at September 28, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 28, 2012
Certificate of deposit	$1,601	$—	$—	$1,601
State, municipal and local government agencies bonds	47,672	61	(3)	47,730
Corporate bonds	27,020	11	(5)	27,026
Commercial paper	10,387	1	—	10,388
U.S. federal government bonds	2,001	1	—	2,002

Total	$88,681	$74	$(8)	$88,747

December 31, 2011
State, municipal and local government agencies bonds	$38,785	$46	$(6)	$38,825
Corporate bonds	18,613	6	(15)	18,604
Commercial paper	4,195	—	—	4,195
U.S. federal government bonds	9,226	4	—	9,230

Total	$70,819	$56	$(21)	$70,854

Harmonic monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of September 28, 2012.

As of September 28, 2012, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: BALANCE SHEET

	September 28, 2012	December 31, 2011
	(In thousands)
Accounts receivable
Accounts receivable	$103,150	$118,138
Less: allowances for doubtful accounts, returns and discounts	(8,512)	(8,252)

	$94,638	$109,886

As of September 28, 2012, no customer accounted for more than 10% of net accounts receivable.

	September 28, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$10,708	$14,099
Work-in-process	5,182	4,250
Finished goods	52,379	52,300

	$68,269	$70,649

Property and equipment:
Furniture and fixtures	$7,548	$6,706
Machinery and equipment	105,865	97,916
Leasehold improvements	7,584	7,079

	120,997	111,701
Less: accumulated depreciation and amortization	(81,876)	(71,232)

	$39,121	$40,469

NOTE 6: GOODWILL AND IDENTIFIED INTANGIBLES

The following is a summary of identified intangible assets as of September 28, 2012 and December 31, 2011:

	September 28, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$136,145	$(97,406)	$38,739	$136,145	$(81,951)	$54,194
Customer relationships/contracts	67,098	(46,661)	20,437	67,098	(42,142)	24,956
Trademarks and tradenames	11,361	(8,790)	2,571	11,361	(7,700)	3,661
Supply agreements	3,414	(3,414)	—	3,414	(3,414)	—
Maintenance agreements and related relationships	7,100	(3,200)	3,900	7,100	(2,260)	4,840
Software license, intellectual property and assembled workforce	309	(309)	—	309	(309)	—
Order backlog	2,800	(2,800)	—	2,800	(2,800)	—

Total of identifiable intangibles	$228,227	$(162,580)	$65,647	$228,227	$(140,576)	$87,651

Amortization expense for the identifiable purchased intangible assets for the three months and nine months ended September 28, 2012 and September 30, 2011 was allocated as follows:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Included in cost of revenue	$5,048	$5,446	$15,456	$16,079
Included in operating expenses	2,179	2,229	6,548	6,688

Total amortization expense	$7,227	$7,675	$22,004	$22,767

The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2012 (remaining 3 months)	$5,048	$2,157	$7,205
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$38,739	$26,908	$65,647

The changes in the carrying amount of goodwill for the nine months ended September 28, 2012 are as follows:

(In thousands)
Balance at beginning of period	$212,417
Foreign currency translation adjustment	106

Balance at end of period	$212,523

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

As of September 28, 2012, accrued excess facilities costs totaled $1.3 million, all of which was included in current accrued liabilities.

The following table summarizes the activity in the restructuring accrual during the nine months ended September 28, 2012:

Excess Facilities
(In thousands)
Balance at December 31, 2011	$2,593
Provisions	—
Cash payments	(1,290)

Balance at September 28, 2012	$1,303

NOTE 8: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of September 28, 2012, other than standby letters of credit and guarantees (Note 13), there were no amounts outstanding under the line of credit facility, and there were no borrowings during the nine months ended September 28, 2012. This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of September 28, 2012, the Company’s ratio under that covenant was 3.98 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At September 28, 2012, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 28, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.21% for a one month borrowing period at September 28, 2012) plus 1.75%, or 1.96%. Borrowings are not collateralized.

NOTE 9: BENEFIT PLANS

Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in further detail in Note 13, Benefit Plans, of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Stock Options and RSUs

The following table summarizes the Company’s stock option and restricted stock unit activity during the nine months ended September 28, 2012:

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Balance at December 31, 2011	7,835	9,303	$7.12	3,713	$7.52
Authorized	5,450	—	—	—	—
Granted	(4,969)	1,246	5.63	2,482	5.74
Options exercised	—	(208)	2.83	—	—
Shares released	—	—	—	(1,373)	7.51
Forfeited or cancelled	1,669	(1,298)	8.78	(490)	6.67

Balance at September 28, 2012	9,985	9,043	$6.78	4,332	$6.48

The following table summarizes information about stock options outstanding as of September 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts and term)
Vested and expected to vest	8,876	$6.78	3.5	$2,105
Exercisable	6,689	6.99	2.7	1,587

The intrinsic value of options vested and expected to vest and exercisable as of September 28, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 28, 2012. The intrinsic value of options exercised during the three and nine months ended September 28, 2012 was $0.1 million and $0.6 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of September 28, 2012:

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value (1)
	(In thousands, except period)
Vested and expected to vest	4,003	1.3	$18,173

(1)	Represents the fair value of the Company’s common stock as of September 28, 2012, times the number of restricted stock units vested and expected to vest as of the same date.

NOTE 10: STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation costs in our Statements of Operations for the three and nine months ended September 28, 2012 and September 30, 2011:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Stock-based compensation in:
Cost of revenue	$702	$843	$2,301	$2,352

Research and development expense	1,512	1,658	4,947	5,265
Selling, general and administrative expense	2,406	2,504	6,874	8,482

Total stock-based compensation in operating expense	3,918	4,162	11,821	13,747

Total stock-based compensation	$4,620	$5,005	$14,122	$16,099

Stock Options

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Expected term (years)	4.70	4.75	4.70	4.75
Volatility	54%	53%	56%	54%
Risk-free interest rate	0.7%	1.2%	0.9%	2.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the valuation model.

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate was 6% for both the three and nine months ended September 28, 2012. The Company’s estimated forfeiture rate was 5% for both the three and nine months ended September 30, 2011.

The weighted-average fair value of options granted for the three months ended September 28, 2012 and September 30, 2011 was $1.89 and $2.17 per share, respectively. The weighted-average fair value of options granted for the nine months ended September 28, 2012 and September 30, 2011 was $2.66 and $4.31 per share, respectively.

The fair value of all stock options vested during the three and nine months ended September 28, 2012 was $0.8 million and $3.8 million, respectively. The fair value of all stock options vested during the three and nine months ended September 28, 2011 was $1.4 million and $4.3 million, respectively.

Restricted Stock Units

The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant.

The fair value of all restricted stock units issued during the three months ended September 28, 2012 and September 30, 2011 was $2.6 million and $1.9 million, respectively. The fair value of all restricted stock units issued during the nine months ended September 28, 2012 and September 30, 2011 was $10.3 million and $7.6 million, respectively.

Employee Stock Purchase Plan

The value of the stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”) consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending		Purchase Period Ending
	June 30, 2012	December 31, 2012	June 30, 2011	December 31, 2011
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	53%	46%	43%	46%
Risk-free interest rate	0.2%	0.2%	0.2%	0.1%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

Expected dividends. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the valuation model.

The fair value of stock purchase rights granted under the ESPP for the purchase period ending June 30, 2012 and 2011, was $1.51 and $2.30, respectively. The fair value of stock purchase rights granted under the ESPP for the purchase period ending December 31, 2012 and 2011, was $1.19 and $2.09, respectively.

As of September 28, 2012, there was $0.5 million of unrecognized stock-based compensation expense for stock purchase rights that will be recognized over the remaining offering period, through December 31, 2012.

Unrecognized Stock-Based Compensation

As of September 28, 2012, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $32.1 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.5 years.

NOTE 11: INCOME TAXES

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company estimates the annual impact of certain factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.

For the three months ended September 28, 2012, the Company recorded a provision for income taxes of $7.2 million, compared to a provision of $0.8 million for the same period a year ago, inclusive of discrete items. The increase in the provision for income taxes in the three months ended September 28, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to a change in forecasted income for 2012, which caused a reduction of the benefit associated with the foreign rate differential during the three months ended September 28, 2012.

For the nine months ended September 28, 2012, the Company recorded a provision for income taxes of $4.2 million, compared to a provision of $0.9 million for the same period a year ago, inclusive of discrete items. The increase in the provision for income taxes in the nine months ended September 28, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to the expiration of U.S. Federal research and development tax credits, a change in forecasted income for 2012, which caused a reduction of the benefit associated with the foreign rate differential, and an increase in the valuation allowance on California research and development tax credits during the nine months ended September 28, 2012.

For the nine months ended September 28, 2012, the difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense and non-deductible amortization on foreign intangibles. The discrete items recorded in the first nine months of 2012 primarily related to the increase in the valuation allowance on California research and development tax credits, a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations and accrued interest on uncertain tax positions.

For the nine months ended September 30, 2011, the difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, non-deductible amortization on foreign intangibles, and federal research and development credits. The discrete items recorded in the first nine months of 2011 related to accrued interest on uncertain tax positions, a benefit associated with the reversal of previously provided foreign income taxes due to statute of limitation expirations, and foreign currency translation adjustments.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statute of limitations periods, during which such tax returns may be audited and adjusted by the relevant tax authorities. The Company’s 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the Company’s 2005 through 2011 tax years generally remain subject to examination by their respective tax authorities. A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. The Company is currently under audit by the IRS for the 2007, 2008, 2009 and 2010 tax years. In addition, the statute of limitations on the Company’s 2007 and 2008 U.S. corporate income tax returns has been extended to 2013.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $57.7 million as of December 31, 2011, and approximately $57.4 million as of September 28, 2012. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. The unrecognized tax benefits may decrease by approximately $1.6 million in the 12 months beginning September 29, 2012, due to certain statute of limitation expirations.

The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense. During the nine months ended September 28, 2012, the Company recorded a net increase of $0.6 million for interest and possible penalties related to uncertain tax positions, resulting in a balance at September 28, 2012 of $5.8 million.

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

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Potentially dilutive equity awards outstanding	13,608	11,555	13,382	13,412

Following is a reconciliation of the denominators of the basic and diluted net income (loss) per share computations:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except per share amounts)
Net income (loss) (numerator)	$(8,230)	$3,546	$(15,741)	$4,452

Shares calculation (denominator):
Weighted average shares outstanding - basic	116,517	115,791	116,946	114,855
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	—	417	—	1,150

Weighted averages shares outstanding - diluted	116,517	116,208	116,946	116,005

Net income (loss) per share - basic	$(0.07)	$0.03	$(0.13)	$0.04

Net income (loss) per share - diluted	$(0.07)	$0.03	$(0.13)	$0.04

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leases. Future minimum lease payments under noncancelable operating leases at September 28, 2012 are as follows:

(In thousands)
Years ending December 31,
2012 (remaining three months)	$2,536
2013	8,138
2014	6,858
2015	6,755
2016	6,808
Thereafter	26,686

Total	$57,781

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

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Balance at beginning of period	$4,725	$5,578	$5,558	$4,811
Accrual for current period warranties	1,314	1,990	4,407	6,423
Warranty costs incurred	(1,677)	(1,963)	(5,603)	(5,629)

Balance at end of period	$4,362	$5,605	$4,362	$5,605

Purchase Commitments with Contract Manufacturers and Other Suppliers. The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had approximately $21.7 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of September 28, 2012.

Standby Letters of Credit. As of September 28, 2012, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.9 million.

Indemnification. Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 28, 2012.

Guarantees. At September 28, 2012, Harmonic had no other guarantees outstanding.

Legal proceedings.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Omneon Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, the Company cannot predict the outcome of these matters. An unfavorable outcome of these matters could materially and adversely affect the Company’s business, operating results, financial position and cash flows.

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

NOTE 14: STOCK REPURCHASE PROGRAM

On April 24, 2012, the Board of Directors (“Board”) approved a stock repurchase program that provides for the repurchase of up to $25.0 million of the Company’s outstanding common stock during the term of the program, which expires 18 months from Board approval. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines set, from time to time, by the Board. The timing and amount of repurchase transactions under this program depend on a variety of factors, including price, corporate and regulatory requirements, strategic priorities and other market conditions. The purchases are funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is as follows:

	Shares Repurchased	Weighted Average Price per Share	Amount Repurchased
	(In thousands, except per share amounts)
Common stock repurchased	3,246	$4.43	$14,388

As of September 28, 2012, $10.6 million remains available for the repurchase of shares under the stock repurchase program. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital. The common stock repurchased was immediately retired.

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

Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and technological changes in the markets we serve;

•	continuation of customer concentration;

•	spending of our customers, particularly in Europe for the remainder of 2012 and beyond;

•	impact of natural disasters on our supply chain and customers;

•	our strategic direction, future business plans and growth strategy;

•	expectation of, and dependence on, international revenue, particularly from Europe;

•	dependence on contract manufacturers and our distribution channels;

•	threat of terrorism, social and political instability and tensions among countries;

•	industry and customer consolidation and the related effect on capital spending by our customers;

•	anticipated changes in economic conditions or the financial markets, and the potential impact on our business;

•	need to develop timely new and enhanced products;

•	the expected demand for, and benefits of, our products and services;

•	concentration of revenue sources;

•	anticipated benefits of recent acquisitions and potential future acquisitions;

•	statements regarding anticipated results of potential or actual litigation;

•	our competitive environment;

•	fluctuations in our operating results and possible fluctuations in our tax rates;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses; and

•	use of cash, cash needs and ability to raise capital.

These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 33 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

The principal markets we serve are cable television, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcasters and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in the three and nine months ended September 28, 2012 accounted for approximately 41% and 36% of our revenue, compared to 45% and 37%, respectively, for the same periods in 2011.

Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and nine months ended September 28, 2012, revenue from Comcast accounted for 13% and 14%, respectively, of our revenue, compared to 12% and 11% in the same periods in 2011. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

In the three and nine months ended September 28, 2012, we recognized revenue of $137 million and $397 million, respectively, as compared to $139 million and $406 million, respectively, in the same periods in 2011. Our international sales, which had been growing at a faster pace than our domestic sales in prior periods, increased by 13% in the three months ended September 28, 2012, but decreased by 2% in the nine months ended September 28, 2012, as compared to the same periods in 2011. Domestic sales decreased by 17% and 2%, respectively in the three and nine months ended September 28, 2012, as compared to the same periods in 2011. In the three and nine months ended September 28, 2012, international sales represented 58% and 55%, respectively, of our total revenue, as compared to 51% and 55% of our total revenue in the same periods in 2011, respectively. Notwithstanding the substantially reduced market activity in Europe that we experienced in the first three quarters of 2012, as compared to the fourth quarter of 2011, we expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates during the nine months ended September 28, 2012, from those disclosed in our 2011 Form 10-K other than those associated with goodwill impairment, noted below.

Goodwill Impairment

The Company tests for impairment of goodwill on an annual basis in the fourth quarter of its fiscal years at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its estimated fair value. As of June 29, 2012, with a closing stock price of $4.26 on the NASDAQ Stock Market, the Company’s market capitalization was approximately $495 million. As this market capitalization was less than the Company’s carrying value of its net assets, further analysis was performed to determine if an impairment existed. When assessing goodwill for impairment, the Company used multiple valuation methodologies to determine its estimated fair value. The valuation methods used included the Company’s market capitalization adjusted for a control premium and the Company’s discounted cash flow analysis, which involves making significant assumptions and estimates, including expectations of the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Based on the impairment test performed, management determined that the Company’s estimated fair value exceeded the carrying value of its net assets by approximately 18%, and goodwill was not impaired, as of June 29, 2012. As of September 28, 2012, the closing stock price on the NASDAQ Stock Market was $4.54 and the Company’s market capitalization was approximately $525 million. Based on the increase in the Company’s stock price at September 28, 2012, as compared to the stock price at the end of the second quarter of 2012, together with the results of the impairment test performed as of June 29, 2012, we concluded that there was no triggering event during the third quarter of 2012 that would require further assessment of a potential impairment of our goodwill.

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

In the event the market price of the Company’s common stock declines substantially from its price at September 28, 2012 for an extended period of time, the Company may determine that its goodwill is impaired. If such determination is made, the Company would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to results of operations in the period in which such write-down occurs.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue by Product Line

Harmonic’s consolidated net revenue, by product line, for the three and nine months ended September 28, 2012, compared to the same periods of 2011, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three and nine months ended September 28, 2012, as compared to the same periods of 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Revenue by type:
Video processing products	$49,899	$57,027	$161,880	$172,310
Production and playout products	23,786	26,619	65,327	73,005
Edge and access products	40,084	38,308	110,484	109,662
Service and support	22,913	16,917	59,346	50,725

Net revenue	$136,682	$138,871	$397,037	$405,702

Increase (Decrease):
Video processing products	$(7,128)		$(10,430)
Production and playout products	(2,833)		(7,678)
Edge and access products	1,776		822
Service and support	5,996		8,621

Total decrease	$(2,189)		$(8,665)

Percent change:
Video processing products	(12)%		(6)%
Production and playout products	(11)		(11)
Edge and access products	5		1
Service and support	35		17
Total percent change	(2)%		(2)%

The decrease in net revenue in the three and nine months ended September 28, 2012, compared to the same periods of 2011, was primarily due to a reduction in demand for video processing products and production and playout products, primarily in the U.S. and EMEA, offset, in part, by an increase in demand for edge products and an increase in service and support revenue.

Net Revenue by Geographic Region

Harmonic’s domestic and international net revenue in the three and nine months ended September 28, 2012, compared with the corresponding periods in 2011, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three and nine months ended September 28, 2012, from the corresponding periods in 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Net revenue:
United States	$57,357	$68,718	$179,558	$183,250
International	79,325	70,153	217,479	222,452

Total	$136,682	$138,871	$397,037	$405,702

Increase (Decrease):
United States	$(11,361)		$(3,692)
International	9,172		(4,973)

Total decrease	$(2,189)		$(8,665)

Percent change:
United States	(17)%		(2)%
International	13		(2)
Total percent change	(2)%		(2)%

The decrease in U.S. net revenue in the three and nine months ended September 28, 2012, compared to the corresponding periods in 2011, was principally due to decreased demand for our video processing products.

International net revenue in the three months ended September 28, 2012 increased, compared to the corresponding period in 2011, primarily due to increased demand from customers in Asia Pacific, offset by a decreased demand in EMEA, particularly Europe.

International net revenue in the nine months ended September 28, 2012 decreased, compared to the corresponding period in 2011, primarily due to decreased demand in EMEA across all product lines, particularly in Europe, offset by increased demand in Asia Pacific. We expect that international sales will continue to account for a significant percentage of our net revenue for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue in the three and nine months ended September 28, 2012, as compared to the corresponding periods in 2011, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and nine months ended September 28, 2012, from the corresponding periods in 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Gross profit	$59,904	$63,961	$171,144	$187,644
As a percentage of net revenue	44%	46%	43%	46%
Decrease	$(4,057)		$(16,500)
Percent change	(6)%		(9)%

The decrease in gross profit in the three and nine months ended September 28, 2012, as compared to the corresponding periods in 2011, was primarily due to a change in product mix, the continuing competitive pricing environment, and, to a lesser extent, the decrease in net revenue.

In the three and nine months ended September 28, 2012, $5.0 million and $15.4 million of amortization of intangibles was included in cost of revenue, respectively, compared to $5.4 million and $16.1 million in the three and nine months ended September 28, 2011, respectively. We expect to record approximately $5.0 million in amortization of intangibles expenses in cost of revenue in the remaining three months of 2012, primarily related to intangible assets acquired in connection with the acquisition of Omneon in 2010 and, to a lesser extent, the acquisition of Scopus in 2009.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue in the three and nine months ended September 28, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and nine months ended September 28, 2012, from the corresponding periods of 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Research and development	$26,524	$25,638	$79,994	$77,449
As a percentage of net revenue	19%	18%	20%	19%
Increase (decrease)	$886		$2,545
Percent change	3%		3%

The increase of $0.9 million in research and development expense in the three months ended September 28, 2012, compared to the corresponding period in 2011, was primarily the result of an increase in outside engineering services related to the development of new products.

The increase in research and development expense in the nine months ended September 28, 2012, compared to the corresponding period in 2011, was primarily the result of increased compensation expense of $1.4 million and increased expense for development materials of $1.0 million. The increase in compensation expense was primarily due to increased headcount and an increase in the cost of employee benefits.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three and nine months ended September 28, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three and nine months ended September 28, 2012, from the corresponding periods of 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Selling, general and administrative	$32,150	$32,254	$96,603	$98,361
As a percentage of net revenue	24%	23%	24%	24%
Decrease	$(104)		$(1,758)
Percent change	(0)%		(2)%

Selling, general and administrative expenses for the three months ended September 28, 2012, compared to the corresponding period of 2011, remained relatively flat.

The decrease in selling, general and administrative expense in the nine months ended September 28, 2012, compared to the corresponding periods in 2011, was primarily a result of decreased stock-based compensation expense of $1.6 million, other compensation costs of $0.5 million and outside commission expense of $0.8 million, offset by increases in consulting costs of $0.7 million and depreciation of $0.7 million.

Amortization of Intangibles

Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three and nine months ended September 28, 2012, as compared with the corresponding periods of 2011, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and nine months ended September 28, 2012, from the corresponding periods of 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Amortization of intangibles	$2,179	$2,229	$6,548	$6,688
As a percentage of net revenue	2%	2%	2%	2%
Decrease	$(50)		$(140)
Percent change	(2)%		(2)%

The decrease in amortization of intangibles expense in the three and nine months ended September 28, 2012, compared to the corresponding periods in 2011, was primarily due to certain purchased intangible assets becoming fully amortized. Harmonic expects to record a total of approximately $2.2 million in amortization of intangibles expense in operating expenses in the remaining three months of 2012, primarily resulting from the acquisition of Omneon in 2010 and, to a lesser extent, the acquisition of Scopus in 2009.

The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending December 31,
2012 (remaining 3 months)	$5,048	$2,157	$7,205
2013	19,232	8,096	27,328
2014	13,745	6,775	20,520
2015	714	5,783	6,497
2016	—	4,097	4,097

Total	$38,739	$26,908	$65,647

Interest Income, Net

The increase in interest income, net in the three and nine months ended September 28, 2012 was primarily due to a higher balance of cash, cash equivalents and short-term investments during the current periods, partially offset by a decrease in the rate of return on such assets, as compared to the 2011 periods.

Other Income (Expense), Net

Other income and expense is primarily comprised of the net of foreign exchange gains and losses on accounts receivable and intercompany balances denominated in currencies other than the U.S dollar. In the nine months ended September 28, 2012, it also included a reimbursement of certain legal and tax claims previously expensed associated with the acquisition of Omneon for which the Omneon shareholders had provided indemnification.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of net revenue, in the three and nine months ended September 28, 2012, are presented in the table below. Also presented are the related dollar and percentage changes in provision for income taxes in the three and nine months ended September 28, 2012, from the corresponding periods of 2011.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$7,245	$765	$4,222	$925
As a percentage of net revenue	5%	—%	1%	—%
Increase	$6,480		$3,297
Percent change	847%		356%

The increase in the provision for income taxes in the three months ended September 28, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to a reduction of a benefit associated with a foreign rate differential.

The increase in the provision for income taxes in the nine months ended September 28, 2012, compared to the provision for income taxes in the same period in 2011, was primarily attributable to the expiration of U.S. Federal research and development tax credits, a reduction of a benefit associated with a foreign rate differential and an increase in the valuation allowance on California research and development tax credits.

A subsidiary of the Company is under audit by the Israel tax authority for the years 2007 through 2010. The Company’s income tax returns for 2007, 2008, 2009 and 2010 are currently under examination by the U.S. Internal Revenue Service. In addition, the statute of limitations on our 2007 and 2008 U.S. corporate income tax returns has been extended to 2013.

Liquidity and Capital Resources

As of September 28, 2012, our cash and cash equivalents totaled $103.2 million, and our short-term investments totaled $88.7 million. As of September 28, 2012, a substantial majority of the Company’s cash, cash equivalents and short-term investments were held in accounts in the United States. The Company believes that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months, as well as any stock repurchases under the stock repurchase program announced in April 2012.

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

We have a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of September 28, 2012, there were no amounts outstanding under the line of credit facility and there were no borrowings during the nine months ended September 28, 2012. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 28, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.21% for a one month borrowing period at September 28, 2012) plus 1.75%, or 1.96%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of September 28, 2012, the Company’s ratio under that covenant was 3.98 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

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

In addition, our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including any global or continuing European economic slowdown, market uncertainty surrounding the ongoing U.S. war on terrorism, the impact of increases in oil prices and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

The table below sets forth selected cash flow data for the periods presented:

	Nine months ended
	September 28, 2012	September 30, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$50,226	$20,389
Investing activities	(28,611)	(55,017)
Financing activities	(9,466)	13,301
Effect of foreign exchange rate changes on cash	103	29

Net increase (decrease) in cash and cash equivalents	$12,252	$(21,298)

Operating Activities

Net cash provided by operations in the nine months ended September 28, 2012 was $50.2 million, resulting from a net loss of $15.7 million, decreased by an aggregate of $52.3 million in non-cash charges and an aggregate of $13.6 million in net decreases in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation, depreciation, provision for inventories and allowance for doubtful accounts, returns and discounts. The net change in assets and liabilities included: (a) an increase in inventories, which was more than offset by decreases in accounts receivable and prepaid expenses and other assets; and (b) increases in accounts payable and deferred revenue, which was offset by a decrease in income taxes payable and accrued and other liabilities.

Net cash provided by operations in the nine months ended September 30, 2011 was $20.4 million, resulting from net income of $4.5 million, increased by an aggregate of $53.3 million in non-cash charges and decreased by an aggregate of $37.4 million in net change in assets and liabilities. The non-cash charges included principally amortization of intangible assets, stock-based compensation, depreciation and provision for inventories. The net change in assets and liabilities included: (a) increases in accounts receivable and inventories, which were partially offset by a decrease in prepaid expenses; and (b) decreases in deferred revenue, income taxes payable and accrued and other liabilities, which were partially offset by an increase in accounts payable.

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

Investing Activities

Net cash used in investing activities was $28.6 million in the nine months ended September 28, 2012, resulting from the purchase of short-term investments of $94.1 million and capital expenditures of $9.9 million, partially offset by proceeds from the net sale and maturity of investments of $75.4 million. Harmonic currently expects capital expenditures will be in the range of $14.0 million to $16.0 million during the year ending December 31, 2012.

Net cash used in investing activities was $55.0 million in the nine months ended September 30, 2011, resulting from the purchase of short-term investments of $76.2 million and capital expenditures of $12.4 million, offset by proceeds from the net sale and maturity of investments of $33.8 million.

Financing Activities

In the nine months ended September 28, 2012, net cash used in financing activities was $9.5 million resulting from $14.4 million of payments for the repurchase of common stock in connection with our stock repurchase program announced in April 2012, offset by $4.9 million of net proceeds from the issuance of common stock related to our stock plans.

In the nine months ended September 28, 2011, net cash provided by financing activities of $13.3 million was the result of net proceeds from the issuance of common stock related to our stock plans.

OFF-BALANCE SHEET ARRANGEMENTS

None as of September 28, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 28, 2012, we had approximately $21.7 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the nine months ended September 28, 2012, from the information presented in our 2011 Form 10-K.

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

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 9% and 10% of net revenue in the first nine months of 2012 and 2011, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of September 28, 2012:

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain (Loss) From 10% Appreciation of USD	Foreign Exchange Gain (Loss) From 10% Depreciation of USD
			(In thousands)
EUR	Sell EUR	$6,737	$674	$(674)
GBP	Sell GBP	3,378	338	(338)
JPY	Sell JPY	1,818	182	(182)
ILS	Buy ILS	3,227	(323)	323

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of September 28, 2012, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition and results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of September 28, 2012, our cash, cash equivalents and short-term investments balance was $192.0 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by approximately $0.1 million as of September 28, 2012.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Omneon Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Omneon Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, the Company cannot predict the outcome of these matters. An unfavorable outcome of these matters could materially and adversely affect our business, operating results, financial position and cash flows.

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

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital. spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	federal, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures; and discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or international markets;

•	uncertainty related to development of digital video industry standards;

•	delays in evaluations of new services, new standards and systems architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, [through construction, expansion or upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.

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

All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet our customers changing needs. However, we may not be successful in those efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards;

•	fail to meet market acceptance or customer requirements; or

•	are ahead of their markets.

We are currently developing and marketing products based on established video compression standards, such as MPEG-4 AVC/H.264, which provides significantly greater compression efficiency, thereby making more bandwidth available to operators. We are also involved in research and development efforts with respect to products utilizing new technologies, such as high efficiency video coding, or “HEVC”. At the same time, we need to devote development resources to the existing MPEG-2 standard that many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in encoding or transcoding.

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

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, and the first half of 2010. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Global or regional economic slowdowns have led many of our affected customers to decrease their expenditures and caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers required us to significantly increase our allowance for doubtful accounts in the fourth quarter of 2008. It is possible that adverse economic conditions may return during the balance of 2012 or in 2013, on a regional or global basis, and it appears that weak economic conditions have, in fact, reoccurred in most countries in Europe, as a result of the European sovereign debt crisis.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets and any further lowering of that credit rating may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world. In addition, the recent lowering of the credit ratings of several of the European countries could have the same effect. The impact of any of these issues, which appears to have negatively affected Europe in the first nine months of 2012 and are likely to continue to negatively affect Europe during the balance of 2012 and perhaps beyond, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. In the last three fiscal years and particularly in 2011, revenue from our ten largest customers decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Nevertheless, sales to our ten largest customers in the nine months ended September 28, 2012, and in the fiscal years ended December 31, 2011 and 2010, accounted for approximately 36%, 35% and 44% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the nine months ended September 28, 2012, and in the fiscal years ended December 31, 2011 and 2010, revenue from Comcast accounted for approximately 14%, 11% and 17%, respectively, of our revenue. The loss of Comcast or any significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Revenue derived from customers outside of the U.S. in the nine months ended September 28, 2012, and in the fiscal years ended December 31, 2011 and 2010, represented approximately 55%, 55% and 50% of our revenue, respectively. The percentage of our revenue attributable to international operations in the first nine months of 2012 primarily resulted from improving, but still weak, sales in Europe, offset by an increase in sales in the Asia Pacific region, particularly in the quarter ended September 28, 2012. However, although no assurances can be given with respect to international sales growth in any one or more regions, we expect that international revenue is likely to continue to represent, from year to year, a substantial, if not growing, percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on a small public company for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on contractors for manufacturing and installation, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules, reduced control over costs, quality and timely delivery of components, subassemblies or modules, and timely installation of products. In particular, certain optical components have in the past been in short supply and are available only from a small number of suppliers, including sole source suppliers.

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

From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Plexus Services Corp., which manufactures our products at its facilities in Malaysia, acts as our primary contract manufacturer, and currently provides us with a majority of the products that we purchase from our contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2013.

Until recently, most of the products manufactured by our Israeli operations were outsourced to third party manufacturers located in Israel. Our ability to improve production efficiency with respect to that business had been limited by the terms of research grants that we received from the Israeli Office of the Chief Scientist, or OCS, an arm of the Israeli government. These grants restricted the transfer outside of Israel of intellectual property developed with funding from the OCS, and also limited the manufacturing outside of Israel of products containing such intellectual property. However, recently, the Company entered into an arrangement with the OCS that permits it to transfer a significant portion of such intellectual property, and manufacture products containing such portion of intellectual property, outside of Israel.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, in the U.S., Europe and in other foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions, whether global or in certain geographic areas;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	increases and decreases in the number and size of relatively larger individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	the length of each customer product upgrade cycle and the volume of purchases during the cycle;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax credit in place prior to 2012 is renewed;

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

Fluctuations in our future effective tax rates, or the outcome of tax audits, could affect our future operating results, financial condition and cash flows.

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

We requested an Advanced Pricing Agreement with the Internal Revenue Service regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008 and our sharing of research and development costs with our international subsidiaries. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, upon the closing of the Omneon acquisition. Recently, we withdrew our request for the Advanced Pricing Agreement with the Internal Revenue Service with respect to our initial non-exclusive license of intellectual property. As noted above, our U.S. corporate tax returns for both 2008 and 2010 are presently being audited by the Internal Revenue Service. If the Internal Revenue Service, in connection with such audit or otherwise, were to disagree with our tax treatment of either of such non-exclusive licenses, we may be required to take a charge to expense related to such disagreement, which could have a material and adverse effect on our operating results in the period in which the charge is taken.

We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion involves the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-sharing arrangement, and certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.

Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the U.S. federal statutory rate in future periods.

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

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that our Omneon Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint, alleging that Harmonic’s Omneon Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, we cannot predict the outcome of either of these matters. An unfavorable outcome of either of these matters could materially and adversely affect our business, operating results, financial position and cash flows.

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

Recently adopted Federal laws will likely impact the demand for product features by our customers. These laws include the Commercial Advertisement Loudness Mitigation Act and the Twenty-First Century Communications and Video Accessibility Act of 2010, which deals with accessibility for the hearing and visually impaired. While we have added some features to our products in anticipation of these laws, others (driven by the regulatory process related to the laws) may require feature development on a schedule which may be inflexible and difficult to meet. This could result in our inability to develop other product features necessary for particular transactions at the same time, and thus we could lose some business and the related revenue.

The ongoing threat of terrorism, social and political instability and tensions among countries have created uncertainty and may harm our business.

Conditions in the U.S. and global economies improved from mid-2010 to mid-2011, but remain uncertain. The terrorist attacks in the U.S. in 2001, subsequent and continuing attempted and accomplished terrorist attacks in other parts of the world, and the threat of future attacks have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, the threat of future attacks, the ongoing war on terrorism, recent increased social and political instability and regime changes, particularly in the Middle East, and tensions among countries, including between Iran and Israel and the U.S., on our business and the global economy remain uncertain. Such uncertainty has increased the price of certain commodities, particularly oil, which could have an indirect material and adverse impact on the cost of manufacturing and shipping our products. Moreover, the potential for future terrorist attacks, including hacking attacks on government and commercial computer systems, increases in such social and political instability and such tensions, particularly if Israel or any other country were to attack any of Iran’s nuclear development facilities, make it difficult to estimate the long-term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries and certain European countries, and the impact of resulting economic conditions on our business.

We face risks associated with having important facilities and resources located in Israel.

We maintain facilities in two locations in Israel with a total of 218 employees, or approximately 19% of our worldwide workforce, as of September 28, 2012. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

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

As of September 28, 2012, we have approximately $212.5 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event the market price of our common stock declines substantially from its price at October 22, 2012, $ 4.34, for an extended period of time, we may determine that our goodwill is impaired. If such determination is made, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of September 28, 2012, we have 473 employees in our international operations, representing approximately 41% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At September 28, 2012, we held 59 issued U.S. patents and 20 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Recently reported hacking attacks on government and commercial computer systems, particularly attacks sponsored by foreign governments or enterprises, raise the risks that such an attack may compromise, in a material respect, one or more of our computer systems and permit hackers access to our proprietary information and data. If such an attack does, in fact, allow access to or theft of our proprietary information or data, our business, operating results, financial condition and cash flows could be materially and adversely affected.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although companies with technology useful to us are often willing to enter into technology development or licensing agreements with respect to such technology, we cannot provide assurances that such agreements may be negotiated on commercially reasonable terms, or at all. The failure to enter into such technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could materially and adversely affect our business.

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

Further, one of the Israeli government grants that we received for research and development expenditures relating to one of our products limits our ability to manufacture that product and transfer the related technologies outside of Israel. If we fail to satisfy specified conditions in that grant, we may be required to refund the grant, together with interest and penalties, and may be subject to criminal charges.

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

We believe that our existing cash and short-term investments of approximately $192 million, at September 28, 2012, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

We may raise additional financing through public or private equity offerings, debt financings, or corporate partnership or licensing arrangements. To the extent we raise additional capital by issuing equity securities or convertible debt, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. To the extent we raise capital through debt financing arrangements, we may be required to pledge assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness and the interest on such debt may adversely affect our operating results.

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

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

We have spent, and expect to continue to spend, a substantial amount of management time and costly external resources to comply with changes in laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations, the NASDAQ Stock Market rules and applicable provisions of the Dodd Frank Act of 2010. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm in connection with the filing of our Report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses.

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

In addition, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose, and report whether or not our products contain conflicts minerals. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

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

	Shares Repurchased	Weighted Average Price per Share	Amount Repurchased
	(In thousands, except per share amounts)
March 30-April 27, 2012	—	$—	$—
April 28-May 25, 2012	950	4.36	4,146
May 26-June 29, 2012	650	4.32	2,806
June 30-July 28, 2012	—	—	—
July 29-August 24, 2012	996	4.43	4,407
August 25-September 28, 2012	650	4.66	3,029

Total	3,246	$4.43	$14,388

As of September 28, 2012, $10.6 million remains available for the repurchase of shares under the stock repurchase program. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital. The common stock repurchased was immediately retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.49	Amendment to Loan Agreement dated August 23, 2012, with Silicon Valley Bank

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets at September 28, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three and Nine months ended September 28, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months ended September 28, 2012 and September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 28, 2012 and September 30, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 7, 2012