Form 10-K
period 2012-12-31
HARMONIC INC
filed 2013-03-01
CIK 851310

2012 Annual Report

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on June 29, 2012, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $422,694,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 115,202,002 on February 7, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2012) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.

FORM 10-K

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	opportunities in the markets we address;

•	new and future products and services;

•	capital spending of our customers in 2013;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	anticipated changes in economic conditions, particularly in certain geographies, and in financial markets;

•	the expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	anticipated benefits of acquisitions;

•	potential future acquisitions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.

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

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, tablets and mobile phones. Our revenue is derived from selling video processing and production and playout solutions and services to traditional video service providers, content owners, broadcasters and over-the-top, or OTT, video providers and selling network edge and access solutions and services to cable providers. Our products are deployed by thousands of media companies or video service providers, a growing portion of which are located outside the United States. We derived approximately 57% of our revenue from our international customers in 2012.

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

High-Definition Television

The increasing popularity of HDTV, 3D and home theater equipment is putting competitive pressure on broadcasters and Pay-TV providers to offer higher quality video signals for such high definition services, including initiatives to deliver video in ultra high resolution formats. At the end of 2012, leading operators in the U.S. were offering hundreds of national and local HD channels to their subscribers across the country and a similar trend is continuing to grow in international markets.

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

Content Provider Trends

As the number of video consumption platforms increase and service provider competition creates more opportunities to reach consumers, content providers are facing increasing demands for more content and in many more formats. The process of producing and preparing content for multi-screen delivery means that content providers must become more efficient to keep up with demand. At the same time, content providers realize that their ownership of content rights gives them market power, with many content providers now looking at launching their own content distribution initiatives to reach consumers directly. Several important trends, including the following, are impacting content providers.

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

For service providers, providing access to all these new forms of content requires more sophisticated video processing capabilities and greater bandwidth to the home in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to broadband connected tablets and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks, especially where video is received and processed, and in the “last mile” of the communications infrastructure, where homes connect to the local network. The upgrade and extension of existing processing capabilities and distribution networks, or the construction of completely new environments to facilitate the processing and delivery of high-speed broadband video, voice and data services, requires substantial expenditures and often the replacement of significant portions of the existing infrastructure. As a result, service providers are seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, while minimizing the need to construct new networks for the distribution of video, voice and data content.

Competition and Deregulation

Competition for traditional service providers in the cable and satellite markets has intensified as offerings from new entrants, such as telcos and OTT providers, are beginning to attract customers. This increasingly competitive environment may lead to higher capital spending by some of the market participants, particularly internationally, in an effort to deploy attractive service offerings, to capture and retain high revenue-generating subscribers, and to increase overall average revenue per user, or ARPU from the existing customer base. While global economic trends were volatile throughout 2012, particularly in Europe, this competitive dynamic appears to be continuing.

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

Our Cable Market

To address increasing competition, reduce loss of customers, increase ARPU and differentiate themselves, cable operators have embarked on several initiatives to improve their product offerings:

•	Continued introduction of bundled digital video, voice and high speed data services.

•	Expansion of VOD libraries and on-demand service offerings.

•	Refresh of the user experience with upgraded home set-top box solutions.

•	Launches of video delivery over IP to broadband enabled consumer devices, such as phones, tablets and TV.

•	Capacity enhancement of high-speed data services, using DOCSIS 3.0.

•	Expansion of network capacity to support the growing number of services, including HDTV in foreign markets.

•	Collaboration with content owners on offering access to on-line content for subscribers of premium content.

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

Internationally, and specifically in emerging markets, satellite operators have continued to enjoy substantial growth in their customer base, driven mainly by rapid economic development, which has resulted in a significantly growing middle class with disposable income. As this growth continues, it is expected that these satellite operators will expand their product offerings in an effort to leverage the growing customer base and increase overall revenue.

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

Our Broadcast and Media Markets

Network broadcasters, programmers and content owners need to transmit live programming of news and sports to their studios, to subsequently broadcast their content, and to deliver their content to video service providers for distribution to their subscribers. These broadcasters generally produce their own news and sports highlight content, along with hundreds of channels of network programming that is played to air under strict reliability requirements. With our acquisition of Omneon in 2010, the broadcast and media market has grown to become our second largest market, representing approximately 32% of our revenue in 2012.

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

Current Industry Conditions

Many of our customers, particularly our international customers in geographies other than Europe, appeared to have increased their capital expenditures in 2011 and 2012, compared to 2009 and 2010, and it is possible that the trends described in the previous sections above may continue to drive capital investments in 2013, particularly in emerging markets. We expect capital spending by many of our international customers to continue at 2012 levels, or increase, in 2013, and that capital spending by our U.S. customers may remain flat in 2013. Nevertheless, the global economic instability that exists today, particularly in Europe, and the potential worldwide adverse impact of that instability pose a significant risk that such expectation will not be met, as such instability may result in a tougher economic environment for our customers to access credit and to broaden their capital investments.

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

Video Production Platforms and Playout Solutions

Video servers. The Spectrum and MediaDeck video server products are used by broadcasters, content owners and multi-channel network operators to create and play-to-air television channels. Our servers support both standard and high definition programming, as well as many different media formats, such as MPEG-2, MEPG-4, DV and AVC-Intra, using both QuickTime and MXF media wrapper formats. Typically our customers use our servers to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played to air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel.

Video-optimized storage. The MediaGrid active storage system is a scale-out, network-attached storage system with a built-in media file system that has been optimized for typical read and write file operations found in media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management.

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

Content preparation and delivery for multi-screen applications. We offer a variety of content preparation, storage and delivery software based solutions that enable high-quality broadcast and on-demand video services on any device (TV, PC or mobile). Our ProMedia family of products provide live-based transcoding, packaging and time-shifting, file-based transcoding and workflow management solutions to facilitate content preparation in any format. Our MediaGrid active storage system provides scalable, high performance network-attached storage to store growing libraries of content. Our multi-screen solutions are used for a variety of applications, including live streaming, VOD, catch-up TV, start-over TV, network PVR through HTTP streaming and multi-bitrate adaptive HTTP streaming.

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

Edge and Access Products

Edge products. Our Narrowcast Services Gateway family, or NSG, is a fully integrated edge gateway that integrates routing, multiplexing, scrambling and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. An NSG is usually supplied with single Gigabit Ethernet inputs or multiple Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto the HFC network. Originally developed for VOD applications, our most recent NSG product, the high-density, multi-function NSG 9000, may also be used in switched digital video and modular Cable Modem Termination Systems, or M-CMTS, applications, as well as large-scale VOD deployments.

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

CUSTOMERS

We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/distributor customers, based, in part, on revenue during 2012.

United States	International
Cablevision Systems	Alcatel Lucent
Centurylink	Bell Expressvu
Charter Communications	Capella Telecommunications
Comcast Cable	Huawei Technologies
Cox Communications	Klonex -VCS
DirecTV	Netorium
EchoStar Holding	Rogers Communications
TRC Integration	Sky Perfect JSAT Corp.
Time Warner Cable	Virgin Media
Turner Broadcasting	Ziggo NV

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last few years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisition of Scopus in 2009 and Omneon in 2010. Sales to our ten largest customers in 2012, 2011 and 2010 accounted for approximately 33%, 35% and 44% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

During 2012, 2011 and 2010, revenue from Comcast accounted for 12%, 11% and 17% respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

MANUFACTURING AND SUPPLIERS

We use third party contract manufacturers extensively to assemble our products and a substantial majority of subassemblies and modules for our products. Our reliance on subcontractors involves several risks, and we may not be able to obtain an adequate supply of components, subassemblies, modules and turnkey systems on a timely basis. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a substantial majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice is given, and has been automatically renewed until October 2013. We do not generally maintain long-term agreements with any of our contract manufacturers.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we are dependent on one company for certain video encoding chips that are incorporated into several of our products.

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

INTELLECTUAL PROPERTY

As of December 31, 2012, we held 59 issued U.S. patents and 22 issued foreign patents and had a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. For example, in October 2011 and June 2012, Avid Technologies, Inc. sued us for patent infringement, alleging, in the first action, that our MediaGrid product infringes two patents held by Avid and, in the second action, that our Spectrum product infringes one patent held by Avid. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

BACKLOG

We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months, as well as deferred revenue that is expected to be recognized within the succeeding twelve months. At December 31, 2012, backlog, including deferred revenue, was $132 million, compared to $125 million at December 31, 2011. The increase in backlog at December 31, 2012, from December 31, 2011, was due to an increase in orders received under which product shipments had not been made. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, our backlog at December 31, 2012, or any other date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

The markets for video infrastructure systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offerings, network management capabilities, sales and distribution capabilities, technical support and service, and relationships with network operators. We believe that we compete favorably in each of these categories. Our competitors in digital video solutions include vertically integrated system suppliers, such as Motorola, Cisco Systems, Ericsson and Thomson Video Networks, and, in certain product lines, a number of smaller companies, including Envivio, RGB Networks and Elemental. In production and playout products, competitors include Harris (now The Gores Group), Grass Valley, Miranda and Avid. In edge devices and fiber optic access products, competitors include Motorola Mobility (acquired by Google in 2012), Cisco Systems, Aurora and Arris.

Consolidation in the industry has led to the acquisition of several of our historic competitor companies. For example, Scientific Atlanta, Tandberg Television, and BigBand Networks and C-Cor were acquired by Cisco Systems, Ericsson and Arris, respectively. Further, Arris recently announced that it would be acquiring Motorola Home from Google’s Motorola Mobility unit. Consequently, most of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets and are often more capable of engaging in price-based competition for sales of products. They often have broader product lines and market focus, and, therefore, will not be as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation longer than we have and have more long-standing and established relationships with domestic and foreign customers. Further, a few of our competitors offer long-term lease financing to customers for products competitive with ours. We may not be able to compete successfully in the future and competition may harm our business, operating results, financial position and cash flows.

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

RESEARCH AND DEVELOPMENT

We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2012, 2011, and 2010 were $106.2 million, $102.7 million and $77.2 million, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon, New York and New Jersey), Israel and Hong Kong.

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

EMPLOYEES

As of December 31, 2012, we employed a total of 1,148 people, including 439 in research and development, 223 in sales, 179 in service and support, 145 in operations, 57 in marketing (corporate and product), and 105 in a general and administrative capacity. There were 660 employees in the U.S. and 488 employees in foreign countries located in South America, the Middle East, Europe, Asia, and Canada. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the broadband communications industry and in the geographic areas where our primary operations are located remains strong, particularly for highly qualified technical personnel, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract the key employees or highly qualified technical personnel we may require in the future.

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

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns;

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or international markets;

•	uncertainty related to development of digital video industry standards;

•	delays in evaluations of new services, new standards and systems architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. In 2008, 2009 and the first half of 2010, economic conditions in many of the geographies in which we offer our products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies since the middle of 2011, and weak in other geographies, particularly in Europe, since the beginning of 2012. Further, economic growth is expected to be sluggish in some geographies, and may continue to be weak in Europe, during 2013.

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

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. The value of the U.S. dollar fluctuates significantly against many foreign currencies, including the Euro and other local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact sales of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Also, if the U.S. dollar were to weaken against many foreign currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns, including in 2008 and 2009, as equipment suppliers competed aggressively for customers’ reduced capital spending, and we experienced similar pressure during the economic slowdown in the second half of 2011 and in 2012.

In the digital video solutions market, we compete broadly with products from vertically integrated system suppliers, including Motorola, Cisco Systems, Ericsson, and Thomson Video Networks and, in certain product lines, with a number of smaller companies. Our principal competitors for our production and playout products are Harris (now The Gores Group), Grass Valley, Miranda and Avid. Our principal competitors for edge and access products are Cisco Systems, Motorola Mobility (acquired by Google in 2012), Aurora and Arris.

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

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on our business. Further, our competitors, particularly companies that offer products that are competitive with our digital video systems, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenue and decreased gross margins.

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

All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet our customers changing needs. However, we may not be successful in those efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards;

•	fail to meet market acceptance or customer requirements; or

•	are ahead of the needs of their markets.

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on products that will facilitate and enhance multi-screen applications, on media (“playout”) servers utilizing integrated channel playout, and on converged cable access platform (“CCAP”) products that are intended to address customers’ cost reduction efforts through the use of IP technology. Many of these products are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market. The success of these significant and costly development efforts will be predicated, in substantial part, on the timing of market adoption of the new standards on which the resulting products are based. If any of the new standards are not adopted or such adoption is earlier or later than we are predicting, we risk spending research and development time and dollars on products that may never achieve market acceptance or introducing products that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

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

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, the first half of 2010, the second half of 2011, and 2012. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Global or regional economic slowdowns have led many of our affected customers to decrease their expenditures and caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers have, in the past, required us to significantly increase our allowance for doubtful accounts. It is possible that adverse economic conditions may return during 2013, on a regional or global basis, and it appears that weak economic conditions that reoccurred in most countries in Europe in the second half of 2011 and in 2012, principally as a result of the European sovereign debt crisis, may continue in 2013.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal and Spain, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the

U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets. Any further lowering of that credit rating, whether as a result of the U.S. government failing to timely increase its debt limit or to take steps to reduce its deficit, or the impact of the U.S. government forced reductions in spending due to sequestration, may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world. The impact of any of these issues, which appears to have negatively affected Europe in the second half of 2011 and in 2012 and may continue to negatively affect Europe during 2013, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Over the last three fiscal years and particularly in 2012, revenue from our ten largest customers decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisitions of Scopus and Omneon. Nevertheless, sales to our ten largest customers in the fiscal years ended December 31, 2012, 2011 and 2010, accounted for approximately 33%, 35% and 44% of revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the fiscal years ended December 31, 2012, 2011 and 2010, revenue from Comcast accounted for approximately 12%, 11% and 17%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2012, 2011 and 2010, represented approximately 57%, 55%, and 50% of our revenue, respectively. The percentage of our revenue attributable to international operations primarily resulted from an increase in sales in the Asia Pacific region, particularly in the second half of 2012, offset by a decrease in sales in Europe, and a decrease in sales in the U.S., primarily to the satellite market. However, although no assurances can be given with respect to international sales growth in any one or more regions, we expect that international revenue is likely to continue to represent, from year to year, a substantial, if not growing, percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas. Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	growth and stability of the economy in one or more international regions;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	a significant reliance on distributors, resellers and others to sell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and the similar U.K. law, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest in the Middle East and resulting regime changes.

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

Our operations outside the U.S. also require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the U.S. are subject to the FCPA and similar laws, which prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals, in their official capacity, to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the U.S. create the inherent risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with distributors and resellers a requirement that those parties comply with the FCPA. However, we cannot provide assurances that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

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

Furthermore, other technological, industry and regulatory trends and requirements will affect the growth of our business. These trends and requirements include the following:

•	convergence, or the need of network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	adoption of high bandwidth wireless technology, such as 4 G-LTE;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and abroad to encourage the adoption of broadband and digital technologies;

•	consumer interest in Ultra HDTV;

•	the need to develop partnerships with other companies involved in the new broadband services;

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

From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Plexus Services Corp., which manufactures our products at its facilities in Malaysia, acts as our primary contract manufacturer, and currently provides us with a substantial majority of the products that we purchase from our contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2013.

Most of the products manufactured by our Israeli operations are outsourced to a single third party manufacturer located in Israel. Our ability to improve production efficiency with respect to those products had been limited, until 2012, by the terms of research grants that we received from the Israeli Office of the Chief Scientist, or OCS, an arm of the Israeli government. These grants restricted the transfer outside of Israel of intellectual property developed with funding from the OCS, and also limited the manufacturing outside of Israel of products containing such intellectual property. However, in 2012, the Company entered into an arrangement with the OCS that permits it to transfer a significant portion of such intellectual property, and manufacture products containing such portion of intellectual property, outside of Israel.

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. We attempt to limit this risk by maintaining safety stocks of certain components, subassemblies and modules. Increases, from time to time, in demand on our suppliers and subcontractors from other parties have caused sporadic shortages of certain components and products. In response, we have increased our inventories of certain components and products and expedited shipments of our products when necessary, which has increased our costs. As a result of this investment in inventories, we have in the past been, and in the future may be, subject to risk of excessive or obsolete inventories, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows. In this regard, our gross margins and operating results have, in the past, been adversely affected by significant excess and obsolete inventory charges.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, in the U.S., Europe and in other foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions, whether global or in certain geographic areas;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	changes in the number and size of relatively large individual transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and the financial impact of such acquisitions;

•	the timing of completion of our customers’ projects;

•	the length of each customer product upgrade cycle and the volume of purchases during the cycle;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax is renewed for 2014 and beyond;

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. We continue to maintain a valuation allowance for certain foreign and California deferred tax assets. In the event, in the future, we determine an additional valuation allowance is necessary with respect to our U.S. state or foreign deferred tax assets, we would incur a charge equal to the amount of the valuation allowance, as a discrete item, in the period in which we made such determination and this could have a material and adverse effect on our operating results for such period.

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

Our 2008, 2009 and 2010 U.S. corporate income tax returns are presently being audited by the Internal Revenue Service. These audits commenced in the second quarter of 2011. A subsidiary of the Company is under an audit, which commenced in the first quarter of 2012, by the Israel tax authority for the years 2007 through 2010. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

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

We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion involves the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost-

sharing arrangement, and certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.

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

Any intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities and temporary or permanent injunctions and require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages, could require that we pay ongoing royalty payments, or could prohibit us from selling certain of our products. Any such outcome could have a material and adverse effect on our business, operating results, financial condition and cash flows.

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that our Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint, alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages. At this time, we cannot predict the outcome of either of these matters. An unfavorable outcome of either of these matters, or any other intellectual property infringement action, could materially and adversely affect our business, operating results, financial position and cash flows.

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

As an example, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products sold to the customer by Harmonic or its acquired companies. Many of these notices arise out of a spate of patent infringement claims, and related litigation, brought by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. Few of the notices we have received from a customer with respect to its indemnification rights related to the MPT litigation have demanded that we provide a defense for the customer against such claims or litigation or currently reimburse the customer for its costs of such defense. We cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether the claims are likely to result in a settlement or judgment against a customer defendant (although some such settlements have occurred), or whether we would have liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our other customers makes a written indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we may be obligated to pay amounts to such customer(s) that, either individually or in the aggregate, could materially and adversely affect our operating results, financial condition and cash flows.

We rely on distributors, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers and the processes and procedures that support them could adversely affect our business.

We generate a significant percentage of our revenue through sales to distributors, value-added resellers, or VARs, and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Further, our reliance on VARs and systems integrators that specialize in video delivery solutions, products and services has increased since the completion of our acquisition of Omneon in 2010. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our distributor, VAR or systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our distributor, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely affect our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with distributor, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.

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

We maintain facilities in two locations in Israel with a total of 221 employees, or approximately 19% of our worldwide workforce, as of December 31, 2012. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, reluctance to travel within, or to or from, Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 15% of those employees were called for active military duty in 2012. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country, or any other cause, could significantly harm our business. Current or future tensions in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

We have made, and expect to continue to make, acquisitions, and any acquisition could disrupt our operations, cause dilution to our stockholders and materially and adversely affect our business, operating results, cash flows and financial condition.

As part of our business strategy, from time to time we have acquired, and we continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or expand our existing business. In 2010, we completed the acquisition of Omneon, a privately-held company that provides broadcast video server and storage systems used for video production and play-to-air workflows. It is possible that we will make additional acquisitions, from time to time, in the future.

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

•	adverse effects on new and existing business relationships with suppliers, contract manufacturers and customers;

•	channel conflicts and disputes between distributors and other partners of ours and the acquired companies;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks associated with entering markets in which we may have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	substantial charges for acquisition costs, which are required to be expensed under accounting guidance on business combinations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it;

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition or disposal; and

•	the possibility that any acquisition or disposal may be viewed negatively by our customers or investors or the financial markets.

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

As of December 31, 2012, we have approximately $213 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address any of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any such divestiture could adversely affect our expenses, revenues, results of operation, cash flows and financial position.

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Any such divestiture could adversely affect our expenses, revenues, results of operations, cash flows and financial position.

On February 18, 2013, we entered into an Asset Purchase Agreement with Aurora Networks pursuant to which we agreed to sell our cable access HFC business (the “Business”) for $46 million in cash. Although no assurance can be given as to whether and when this transaction will close, it is presently scheduled to close on March 4, 2013, and may be terminated by either party if it does not close by March 29, 2013. In 2012, revenue from this Business was approximately $53 million, which represented approximately 10% of our revenue for the year.

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, possible delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from the seller’s information technology and other operating systems, and potential post-closing claims for indemnification. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to the seller’s fixed cost structure, and a seller may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.

The sale of the Business, if it closes, would reduce future annual potential revenue, likely in the range of $50 million to $55 million, future annual expenses, including cost of sales, likely in the range of $45 million to $50 million, and cash flow. With this reduction in revenue and cash flow, the sale could also have an adverse affect on our results of operations and financial position. A failure of the sale to close would have a material effect on our expenses in the quarter in which it is scheduled to close.

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

Our headquarters and the majority of our operations are located in California, which is prone to earthquakes. In the event that any of our business centers are adversely affected by an earthquake or by any other natural disaster, we may sustain damage to our operations and properties, which could cause a sustained interruption or loss of affected operations, and cause us to suffer significant financial losses.

We rely on third-party manufacturers for the production of most of our products. Any significant disruption in the business or operations of such manufacturers or of our suppliers could adversely impact our business. Our principal third-party manufacturer and several of our suppliers and distributors have operations in locations that are subject to natural disasters, such as severe weather, tsunamis, floods and earthquakes, which could disrupt their operations and, in turn, our operations.

In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Accordingly, a major earthquake or other natural disaster in one of the geographies in which we, or our third-party manufacturers, suppliers or customers, operate could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

In recent years, the Company has grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in 2010, we added 286 employees, most of whom are based in the U.S.

As of December 31, 2012, we have 488 employees in our international operations, representing approximately 43% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At December 31, 2012, we held 59 issued U.S. patents and 22 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our products include third-party technology and intellectual property, and our inability to acquire new technologies or use third-party technology in the future could harm our business.

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

We incorporate certain third-party technologies, including software programs, into our products, and, as noted, intend to utilize additional third-party technologies in the future. In addition, the technologies that we license may not operate properly or as specified, and we may not be able to secure alternatives in a timely manner, either of which could harm our business. We could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our products, if we are able to do so at all. These delays, or a failure to secure or develop adequate technology, could materially and adversely affect our business, operating results, financial condition and cash flows.

We cannot assure you that our stock repurchase program will actually result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On January 28, 2013, our Board of Directors approved a $75 million increase to our existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further approximately $35 million increase to the program, contingent upon the closing of a sale of the Company’s cable access HFC business. The Board has authorized aggregate repurchases under the program of $135 million, $22.6 million of which had been utilized for repurchases as of December 31, 2012. Under the program, we are authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls, and may be exported outside the U.S. only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

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

We believe that our existing cash and short-term investments of approximately $201 million, at December 31, 2012, even as reduced through the repurchase of our common stock under the program discussed on page 34 above, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we will be required to issue substantial amounts of additional shares upon exercise of stock options, including under our Employee Stock Purchase Agreement, or grants of restricted stock units. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

We have spent, and expect to continue to spend, a substantial amount of management time and costly external resources to comply with changes in laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations, the NASDAQ Stock Market rules and applicable provisions of the Dodd-Frank Act of 2010. In particular, Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm in connection with the filing of our Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and have made improvements in order for us to comply with the requirements of Section 404. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional expenses.

While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2012, our internal control over financial reporting was effective, and our independent registered public accounting firm has attested that our internal control over financial reporting was effective in all material respects as of December 31, 2012, we cannot predict the outcome of our testing and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified attestation as of future year-ends, we may incur substantial additional costs in an effort to correct such problems and investors may lose confidence in our financial statements, and the price of our stock will likely decrease in the short term, until we correct such problems, and perhaps in the long term, as well.

In addition, we are subject to new requirements under the Dodd-Frank Act of 2010 that will require us to diligence, disclose, and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of semiconductor devices or other components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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

All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We also have research and development centers in Oregon, New York and New Jersey, several sales offices in the U.S., sales and support centers in Europe and Asia, and research and development centers in Israel and Hong Kong. Our leases, which expire at various dates through September 2021, are for an aggregate of approximately 446,000 square feet of space. The San Jose lease has a term of ten years and is for approximately 188,000 square feet of space. The San Jose facility houses our manufacturing, research and development and corporate headquarters functions. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Of our leased facilities, an aggregate of approximately 76,000 square feet is in the Omneon Sunnyvale office and the Scopus New Jersey office and is in excess of our space requirements. We no longer occupy these facilities and the estimated loss, net of potential estimated sublease income, for this square footage has been included in the excess facilities charges recorded in the year ended December 31, 2010. The Scopus New Jersey lease terminated in May 2011 and the Omneon Sunnyvale lease terminates in June 2013.

Item 3.	LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages.

On November 14, 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent.

At this time, the Company cannot predict the outcome of the above matters. An unfavorable outcome of these matters could materially and adversely affect the Company’s business, operating results, financial position and cash flows.

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

An unfavorable outcome on the matters referenced above or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

Market Information of our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol HLIT, and has been listed on NASDAQ since our initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Global Market:

	2012		2011
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$6.81	$4.82	$10.05	$7.78
Second quarter	5.54	4.00	10.00	6.64
Third quarter	4.99	3.76	7.45	4.19
Fourth quarter	5.10	3.96	5.85	3.85

Holders

As of February 7, 2013, there were approximately 534 holders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our line of credit includes covenants prohibiting the payment of cash dividends.

Repurchases of Equity Securities by the Issuer

On April 24, 2012, our Board of Directors approved a stock repurchase program that provides for the repurchase of up to $25 million of the Company’s outstanding common stock during the term of the program, which expires 18 months from Board approval. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines set, from time to time, by the Board. The timing and amount of repurchase transactions under this program depend on a variety of factors, including price, corporate and regulatory requirements, strategic priorities and other market conditions. The purchases are funded from available working capital. The stock repurchase program may be suspended or discontinued at any time.

During fiscal 2012, we repurchased and retired approximately 5.1 million shares of our common stock at an average price of $4.43 per share for an aggregate purchase price of $22.6 million. The remaining authorized amount for stock repurchases under this program was approximately $2.4 million as of December 31, 2012. On January 28, 2013, the Company’s Board approved a $75 million increase in the stock repurchase program. On February 6, 2013, the Board approved a modification to the program that permits the Company to repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The program is presently scheduled to expire in July, 2014. On February 19, 2013, the Board approved a further approximately $35 million increase to the program, contingent upon the closing of a sale of the Company’s cable access HFC business. See Note 20, “Subsequent Events” of our Consolidated Financial Statements. The Board has authorized aggregate repurchases under the program of $135 million, $22.6 million of which had been utilized for purchases as of December 31, 2012.

The following table is a summary of our stock repurchases during the quarter ended December 31, 2012 (in thousands, except per share data):

Period	Total Number of Shares Repurchased as Part of the Program	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 29 — October 26, 2012	—	—	$10,613
October 27 — November 23, 2012	1,050	$4.24	$6,163
November 24 — December 31, 2012	813	$4.67	$2,361

	1,863	$4.43

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2007 and ending on December 31, 2012. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecommunications Index on December 31, 2007, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/07	12/08	12/09	12/10	12/11	12/12
Harmonic Inc.	100.00	53.53	60.40	81.77	48.09	48.38
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Telecom	100.00	57.58	72.97	86.05	90.30	89.62

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material”, “filed” or incorporated by reference in previous or future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that Harmonic specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009, and 2008, are derived from audited consolidated financial statements that are not included in this report. Historical results are not necessarily indicative of future results.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Condensed Consolidated Statements of Operations Data
Net revenues	$530,464	$549,332	$423,344	$319,566	$364,963
Gross profit	236,555	254,514	195,401	134,360	177,533
Income (loss) from operations	(9,307)	11,773	5,142	(12,035)	39,305
Net income (loss)	$(10,937)	$8,779	$(4,335)	$(24,139)	$63,992
Net income (loss) per share — basic	$(0.09)	$0.08	$(0.04)	$(0.25)	$0.68
Net income (loss) per share — diluted	$(0.09)	$0.08	$(0.04)	$(0.25)	$0.67

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Condensed Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$201,176	$161,837	$120,371	$271,070	$327,163
Working capital	$293,978	$279,060	$217,898	$325,185	$375,131
Total assets	$717,531	$734,166	$720,386	$572,034	$564,363
Long-term financing liability	$—	$—	$—	$6,908	$—
Stockholders’ equity	$553,413	$564,316	$520,203	$407,473	$414,317

The following factors affect the comparability of the information reflected in the selected financial data tables provided above:

•

On September 15, 2010, we acquired Omneon, Inc. for a purchase price of $251.3 million, net of cash acquired. The 2010 income from operations and net loss included a charge of $5.9 million for acquisition costs related to the Omneon acquisition. See Note 3 “Omneon Acquisition” of the Company’s Consolidated Financial Statements for additional information.

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

•

The 2009 loss from operations and net loss included $8.3 million of restructuring charges related to the Scopus acquisition. These charges included $6.3 million in cost of revenue, primarily related to provisions for excess and obsolete inventories of $5.8 million and $0.5 million for severance and other expenses. Charges of $2.0 million, consisting primarily of severance costs, were recorded in operating expenses related to the acquisition.

•

The 2008 income from operations and net income included a charge of $5.0 million for the settlement of a patent infringement claim, a restructuring charge of $1.8 million on a reduction in estimated sublease income for Sunnyvale, California and UK buildings, and an impairment charge of $0.8 million on a short-term investment. We also recognized a benefit from income taxes of $18.0 million, resulting from the use of net operating loss carryforwards and the release of the substantial majority of our income tax valuation allowance.

•

Income (loss) from operations for 2012, 2011, 2010, 2009 and 2008 included amortization of intangible assets of $29.2 million, $30.4 million, $17.4 million, $11.9 million and $6.1 million, respectively.

•

Income (loss) from operations for 2012, 2011, 2010, 2009 and 2008 included stock-based compensation expense of $18.9 million, $20.9 million, $15.5 million, $10.6 million and $7.8 million, respectively.

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

The principal markets we serve are cable television, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcasters and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in 2012, 2011 and 2010 accounted for approximately 33%, 35% and 44%, respectively, of our revenue. Revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part, as a result of acquisitions we have made. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2012, 2011 and 2010, revenue from Comcast accounted for 12%, 11% and 17%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

We recognized revenue of $530 million in 2012, as compared to $549 million in 2011. Our international revenue represents a growing part of our business. In 2012, international revenue represented 57% of our total revenue, as compared to 55% in 2011. In recognition of our growing international business opportunities, we have expanded our international operations and staffing to better support our expansion into international markets. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future and that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

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

The impact of economic conditions on certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2010, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies since the middle of 2011, and weak in other geographies, particularly in Europe, since the beginning of 2012. If an economic downturn were to occur in the future, customers may delay or reduce capital expenditures, which often results in lower demand for our products.

As part of our business strategy, (1) from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or may expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business is complementary to Harmonic’s core business, and expands our customer reach into content providers and extends our product lines into video servers and video-optimized storage for content production and playout. In connection with the acquisition, our operating results for 2010 included related acquisition costs and restructuring expenses. Further, the financial results of Omneon, including the amortization of acquired intangible assets, is included in our results of operations as of the acquisition date, and has had a significant impact on our revenues, cost of revenues, and operating expenses since the date of acquisition. On February 18, 2013, we entered into an agreement to sell our cable access HFC business. See Note 20, “Subsequent Events” of our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 2 of Notes to Consolidated Financial Statements for details of Harmonic’s accounting policies. Critical accounting policies, judgments and estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:

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

We generally use contracts and customer purchase orders to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer, as determined by credit checks and analysis, as well as the customer’s payment history.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. Because of the concentrated nature of our customer base, different judgments or estimates made for any one large contract or customer could result in material differences in the amount and timing of revenue recognized in any particular period.

We have multiple-element revenue arrangements that include hardware and software essential to the hardware product’s functionality. For transactions originating or materially modified beginning January 1, 2011, we apply new accounting guidance on a prospective basis, which requires that we allocate revenue to all deliverables based on their relative selling prices. We determine the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. When we are unable to establish selling price using VSOE or TPE, we use our best estimate of selling price (“BESP”) in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company’s process for determining BESP involves management’s judgment, and considers multiple factors that may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s BESP may also change.

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

Solution sales for the design, manufacture, test, integration and installation of products are accounted for in accordance with applicable guidance on accounting for performance of construction/production contracts, using the percentage-of-completion method of accounting when various requirements for the use of this accounting guidance exist. Under the percentage-of-completion method, our revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. Costs are recognized proportionally to the labor hours incurred. Management believes that, for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. This requires us to estimate, at the outset of each project, a detailed project plan and associated labor hour estimates for that project. For contracts that include customized services for which labor costs are not reasonably estimable, the Company uses the completed contract method of accounting. Under the completed contract method, 100% of the contract’s revenue and cost is recognized upon the completion of all services under the contract. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Our application of percentage-of-completion accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.

Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery. Allowances are provided for estimated returns and discounts. Such allowances are adjusted periodically to reflect actual and anticipated experience. Distributors and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from distributors and system integrators. However, such returns typically occur in instances where the system integrator has designed a product into a project for the end user, but the integrator requests permission to return the component as it does not meet the specific project’s functional requirements. Such returns are made solely at the discretion of the Company, as our agreements with distributors and system integrators do not provide for return rights. We have extensive experience monitoring product returns from our distributors, and, accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with applicable accounting guidance. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

VALUATION OF INVENTORIES

Harmonic states inventories at the lower of cost, using the weighted average method, or market. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. During the years ended December 31, 2012, 2011 and 2010, we recorded excess and obsolete inventory charges of $3.4 million, $3.9 million and $4.2 million, respectively.

IMPAIRMENT OF GOODWILL OR LONG-LIVED ASSETS

The Company tests for impairment of goodwill on an annual basis in the fourth quarter of its fiscal year at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its estimated fair value. When assessing the goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include: a significant decline in the financial results of the Company’s operations; the Company’s market capitalization relative to net book value; unanticipated changes in competition and the Company’s market share; significant changes in the Company’s strategic plans; or adverse actions by regulators. We make every effort to estimate future financial performance as accurately as possible with the information available at the time the estimate is developed. However, any change in the assumptions and estimates may affect the estimated fair value of goodwill and could result in an impairment charge in a future period. Identifiable intangible and other long-lived assets are also tested for impairment on the basis of undiscounted cash flows from the asset group when events or changes in circumstances indicate that their carrying amounts may not be recoverable. For example, changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets.

Based on the annual impairment test performed as of December 31, 2012, management determined that the Company’s estimated fair value exceeded the carrying value of its net assets by approximately 21% and that goodwill was not impaired.

We did not record any impairment charges related to our goodwill or long-lived assets during the years ended December 31, 2012, 2011 or 2010. However, there can be no assurance that future impairment tests will not result in a charge to earnings.

At December 31, 2012, our carrying values for goodwill and intangible assets totaled $212.5 million and $58.4 million, respectively.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages.

On November 14, 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent.

At this time, the Company cannot predict the outcome of the above matters.

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

An unfavorable outcome on the matters referenced above or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We apply the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Our income tax returns for 2008, 2009 and 2010 are currently under examination by the U.S. Internal Revenue Service. In addition, the statute of limitations on our 2008 U.S. corporate income tax return has been extended to 2013. A subsidiary of the Company is under an audit, which commenced in the first quarter of 2012, by the Israel tax authority for the years 2007 through 2010. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flows could be materially and adversely impacted in the period of adjustment.

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

See Note 13 and Note 14 of our Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue — Consolidated

Harmonic’s consolidated net revenue, by product line, for each of the three years ended December 31, 2012, 2011 and 2010, are presented in the table below. Also presented is the related dollar and percentage change in consolidated net revenue, by product line, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Revenues by type:
Video processing products	$219,440	$236,624	$202,898
Production and playout products	90,247	98,842	32,579
Edge and access products	138,653	141,880	135,306
Service and support	82,124	71,986	52,561

Net revenues	$530,464	$549,332	$423,344

Increase (decrease):
Video processing products	$(17,184)	$33,726	$40,244
Production and playout	(8,595)	66,263	32,579
Edge and access products	(3,227)	6,574	17,951
Service and support	10,138	19,425	13,004

Total increase (decrease)	$(18,868)	$125,988	$103,778

Percent change:
Video processing products	(7.3)%	16.6%	24.7%
Production and playout	(8.7)%	203.4%	—%
Edge and access products	(2.3)%	4.9%	15.3%
Service and support	14.1%	37.0%	32.9%
Total percent change	(3.4)%	29.8%	32.5%

The decrease in net revenue in 2012, compared to 2011, was primarily due to a reduction in demand for video processing and production and playout products and, to a lesser extent, edge and access products, primarily in the U.S. and Europe, offset, in part, by an increase in service and support revenue. Our revenues from Europe in 2012 were impacted significantly by the weak economic environment in Europe caused principally by the sovereign debt crisis in many European countries. Service and support revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The 14.1% increase in services revenues for 2012, compared to 2011, was primarily the result of increased maintenance revenues, driven by new maintenance contracts, and the completion of several large, multi-year projects.

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

Net Revenue — Geographic

Harmonic’s domestic and international net revenue, for each of the three years ended December 31, 2012, 2011 and 2010, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Net revenues:
United States	$230,336	$244,897	$209,583
International	300,128	304,435	213,761

Total	$530,464	$549,332	$423,344

Increase (decrease):
United States	$(14,561)	$35,314	$47,560
International	(4,307)	90,674	56,218

Total increase (decrease)	$(18,868)	$125,988	$103,778

Percent change:
United States	(5.9)%	16.8%	29.4%
International	(1.4)%	42.4%	35.7%
Total percent change	(3.4)%	29.8%	32.5%

The decrease in U.S. net revenue in 2012, compared to 2011, was principally due to decreased demand for our video processing products and, to a much lesser extent, our production and playout products. International net revenue in 2012 decreased, compared to 2011, primarily due to decreased demand in Europe across all product lines, offset by increased demand in Asia Pacific, largely for our production and playout products. We expect that international sales will continue to account for a significant percentage of our net revenue for the foreseeable future.

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

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue, for each of the three years ended December 31, 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in gross profit, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Gross profit	$236,555	$254,514	$195,401
As a percentage of net revenues	44.6%	46.3%	46.2%
Increase (decrease)	$(17,959)	$59,113	$61,041
Percent change	(7.1)%	30.3%	45.4%

Gross profit as a percentage of revenue decreased in 2012, compared to 2011. The decrease in gross margin was primarily due to a change in product mix, the continuing competitive pricing environment, and, to a lesser extent, the decrease in net revenue. In 2012 and 2011, approximately $20.5 million and $21.5 million of expense related to amortization of intangibles was included in cost of revenue.

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

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue, for each of the three years ended December 31, 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in research and development expense, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Research and development	$106,219	$102,732	$77,197
As a percentage of net revenues	20.0%	18.7%	18.2%
Increase (decrease)	$3,487	$25,535	$15,762
Percent change	3.4%	33.1%	25.7%

The increase in research and development expense in 2012, compared to 2011, was primarily the result of increased employee related compensation expense of $1.1 million, and increased outside engineering services and prototype materials costs of $2.1 million, related to new product development initiatives. We expect research and development expense in 2013 to remain relatively flat, compared to 2012.

The increase in research and development expense in 2011, compared to 2010, was primarily the result of increased personnel related expense of $15.0 million, increased outside engineering services of $3.5 million, increased facilities related expenses of $3.0 million and increased stock-based compensation expense of $1.9 million. The increased personnel related expense, outside engineering services and stock-based compensation expense were primarily due to increased engineering headcount and activities resulting from the Omneon acquisition, as well as additional hiring of employees engaged in engineering activities. The increased facilities related expenses were primarily due to additional depreciation of building improvements and lab equipment costs incurred in order to consolidate the Omneon employees within our San Jose headquarters building.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of net revenue, for each of the three years ended December 31, 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Selling, general and administrative	$130,938	$131,091	$108,150
As a percentage of net revenues	24.7%	23.9%	25.5%
Increase (decrease)	$(153)	$22,941	$27,012
Percent change	(0.1)%	21.2%	33.3%

Selling, general and administrative expenses in 2012, compared to 2011, remained relatively flat. Increased depreciation expense of $1.1 million and increased professional fees of $0.5 million were offset by decreased third party commission expense of $0.7 million, decreased travel expense of $0.6 million and decreased bad debt expenses of $0.2 million. The increase in depreciation expense was primarily due to additional demonstration equipment and software applications for marketing use. The decrease in third party commission expense was largely due to decreased net revenue in 2012, and the decrease in travel expense was largely due to travel cost containment efforts.

The increase in selling, general and administrative expense in 2011, compared to 2010, was primarily a result of increased compensation expense of $14.7 million, increased stock-based compensation expense of $2.6 million, increased program marketing and third party commission expense of $5.1 million, increased travel expense of $3.4 million, increased amortization of intangibles of $4.0 million, and increased consulting and professional service expense of $2.0 million. These increases were partially offset by the absence of $5.7 million of acquisition related costs incurred in 2010 in connection with the acquisition of Omneon and a decrease of $2.5 million of excess facilities charges primarily related to the closure of the Omneon Sunnyvale office in 2010. The increased compensation expense, stock-based compensation expense and travel expense in 2011 were primarily due to increased headcount resulting from the Omneon acquisition and higher commission expense resulting from increased net revenue in 2011. The increase in consulting and professional service expense was related to higher temporary headcount and additional consulting resources being used in general and administrative activities.

Amortization of Intangibles

Harmonic’s amortization of intangibles expense charged to operating expenses and the amortization of intangibles expense as a percentage of net revenue, for each of the three years ended December 31, 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Amortization of intangibles	$8,705	$8,918	$4,912
As a percentage of net revenues	1.6%	1.6%	1.2%
Increase (decrease)	$(213)	$4,006	$1,090
Percent change	(2.4)%	81.6%	28.5%

The decrease in the amortization of intangibles expense in 2012, compared to 2011, was the result of the completion of the amortization of trademarks acquired as part of a prior business acquisition. The increase in the amortization of intangibles expense in 2011, compared to 2010, was primarily due to the amortization of intangible assets obtained in connection with the acquisition of Omneon during the third quarter of 2010.

Interest Income, Net

Harmonic’s interest income and expense, net as a percentage of net revenue, for each of the three years ended December 31, 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in interest income, net, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Interest income, net	$515	$374	$1,082
As a percentage of net revenues	0.1%	0.1%	0.3%
Increase (decrease)	$141	$(708)	$(2,099)
Percent change	37.7%	(65.4)%	(66.0)%

The increase in interest income, net in 2012, compared to 2011, was primarily due to higher average cash and short-term investments balances during 2012.

The decrease in interest income, net in 2011, compared to 2010, was primarily due to lower average cash and short-term investments balances during 2011, principally resulting from cash used in the Omneon acquisition in September 2010, offset by increases in cash from operations, and lower interest rates earned on the balances.

Other Expense, Net

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The (gain) loss on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro, British pound and Japanese yen.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Other expense, net	$(293)	$(514)	$(785)
As a percentage of net revenues	(0.1)%	(0.1)%	(0.2)%
(Increase) decrease	$221	$271	$96
Percent change	(43.0)%	(34.5)%	(10.9)

Income Taxes

Harmonic’s provision for income taxes and provision for income taxes as a percentage of net revenue, for each of the three years ended December 31, 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in provision for income taxes, as compared with the prior year.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Provision for income taxes	$1,852	$2,854	$9,774
As a percentage of net revenues	0.3%	0.5%	2.3%
Increase (decrease)	$(1,002)	$(6,920)	$(4,630)
Percent change	(35.1)%	(70.8)%	(32.1)%

For the year ended December 31, 2012, our effective tax rate on our pre-tax loss was -20.4%, compared to an effective tax rate on our pre-tax income for 2011 of 24.5% . The difference between the underlying effective tax rate for the year ended December 31, 2012 and the federal statutory rate of 35% is primarily attributable to lower rates on foreign earnings, offset in part by unbenefitted losses of certain foreign entities, an increase in the valuation allowance for California R&D credits, non-deductible amortization expense, and the impact of non-deductible stock-based compensation. On January 2, 2013, the Federal R&D credit was extended for two years, retroactively from January 1, 2012, through December 31, 2013. The Company has estimated the tax benefit of the R&D credit for 2012 to be approximately $2.5 million and it will be recorded in the first quarter of 2013.

For the year ended December 31, 2011, our effective tax rate on our pre-tax income was 24.5%, compared to an effective tax rate on our pre-tax income of 179.7% for 2010. The difference between the underlying effective tax rate for the year ended December 31, 2011 and the federal statutory rate of 35% is primarily attributable to lower rates on foreign earnings, a current year research credit, and a decrease in our liability for uncertain tax positions due to the expiration of the statute of limitations for certain items, offset in part by unbenefitted losses of certain foreign entities and the impact of non-deductible stock-based compensation. Further, California tax legislation, enacted in February 2009, provides for the election of a single sales apportionment formula beginning in 2011. The Company elected the single sales apportionment method in 2011. The use of this apportionment method reduces the amount of California taxable income, which reduced our overall state rate in 2011 and 2012.

Liquidity and Capital Resources

As of December 31, 2012, our cash and cash equivalents totaled $96.7 million, and our short-term investments totaled $104.5 million. At that date, a substantial majority of the Company’s cash, cash equivalents and short-term investments were held in accounts in the United States. The Company believes that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months, including any stock repurchases.

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

We have a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of December 31, 2012, there were no amounts outstanding under the line of credit facility and there were no borrowings during the year ended December 31, 2012. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at December 31, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.21% for a one month borrowing period at December 31, 2012) plus 1.75%, or 1.96%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of December 31, 2012, the Company’s ratio under that covenant was 4.11 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

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

In addition, our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including any global or European economic slowdown, market uncertainty surrounding necessary increases in the U.S. debt limit and its future debt obligations, the impact of increases in oil prices, and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$70,813	$45,177	$17,566
Net cash used in investing activities	(47,549)	(65,331)	(96,355)
Net cash (used in) provided by financing activities	(17,699)	14,656	22,963
Effect of exchange rate changes on cash and cash equivalents	122	(52)	(118)

Net increase (decrease) in cash and cash equivalents	$5,687	$(5,550)	$(55,944)

Operating Activities

Cash provided by operations was $70.8 million in 2012, resulting from a net loss of $10.9 million, adjusted for $66.2 million in non-cash charges, and a $15.5 million increase in cash associated with the net change in operating assets and liabilities. The non-cash charges included deferred income taxes, amortization of intangible assets, stock-based compensation, depreciation, and provisions for excess and obsolete inventories and doubtful accounts. The net change in operating assets and liabilities included increases in prepaid expenses, as well as decreases in accounts payable and accrued liabilities, which were offset by decreases in accounts receivable and inventories, as well as increases in deferred revenue and income taxes payable. The decrease in accounts receivable was primarily due to improvement in our collection process, and the decrease in inventory was primarily due to improvement in our supply chain process. The decrease in accounts payable was primarily due to the timing of purchases and payments in the last quarter of 2012. The increase in income tax payable was primarily due to lower estimated tax payments made in 2012, compared to 2011.

Cash provided by operations was $45.2 million in 2011, resulting from net income of $8.8 million, adjusted for $71.5 million in non-cash charges, and $35.1 million for use of cash associated with the net change in operating assets and liabilities. The non-cash charges included deferred income taxes, amortization of intangible assets, stock-based compensation and depreciation. The net change in operating assets and liabilities included increases in accounts receivable and inventories, as well as decreases in deferred revenue, prepaid expenses, accounts payable and income taxes payable. The increase in inventory was due to higher service and production inventories to support higher revenue levels. The decrease in income taxes payable was due to estimated tax payments made in 2011. The decrease in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts and the recognition of product revenue for a large contract that had previously been deferred.

Cash provided by operating activities was $17.6 million in 2010, resulting from a net loss of $4.3 million, adjusted for $49.7 million in non-cash charges, and $27.8 million for use of cash associated with the net change in operating assets and liabilities. The non-cash charges included deferred income taxes, amortization of intangible assets, stock-based compensation and depreciation. The net change in operating assets and liabilities included increases in accounts receivable, inventories and prepaid expenses, as well as decreases in accounts payable and accrued excess facilities cost, which was partially offset by an increase in deferred revenue, income taxes payable and accrued and other liabilities. The increase in accrued and other liabilities was mostly attributable to higher incentive compensation accruals in 2010, as compared to 2009, as a result of the increase in revenue in 2010.

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

Investing Activities

Net cash used in investing activities was $47.5 million in 2012, primarily resulting from the purchase of short-term investments of $133.8 million and capital expenditures of $12.6 million, offset by proceeds from the sale and maturity of investments of $98.8 million.

Net cash used in investing activities was $65.3 million in 2011, primarily resulting from the purchase of short-term investments of $107.5 million and capital expenditures of $17.3 million, offset by proceeds from the sale and maturity of investments of $59.7 million.

Net cash used in investing activities was $96.4 million in 2010, resulting from the purchase of Omneon in September 2010 for $153.3 million and capital expenditures of $35.6 million, primarily related to leasehold improvements to our new corporate headquarters, partially offset by proceeds from the sale and maturity of investments of $92.8 million.

Financing Activities

Net cash used in financing activities was $17.7 million in 2012, primarily resulting from $22.6 million of payments for the repurchase of common stock in connection with our stock repurchase program announced in April 2012, offset in part by $4.8 million of net proceeds from the issuance of common stock related to our equity incentive plans.

Net cash provided by financing activities was $14.7 million in 2011, primarily resulting from $12.7 million of net proceeds from the issuance of common stock related to our equity incentive plans and $2.0 million of excess tax benefits from stock-based compensation.

Net cash provided by financing activities was $23.0 million in 2010, primarily resulting from $18.8 million in proceeds relating to lessor financing of building improvements for our new corporate headquarters and $3.9 million of net proceeds from the issuance of common stock related to our equity incentive plans.

OFF-BALANCE SHEET ARRANGEMENTS

None as of December 31, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Future payments under contractual obligations, and other commercial commitments, as of December 31, 2012, were as follows:

	Payments Due by Period
	Total Amounts Committed	1 Year or Less	2 -3 Years	4 -5 Years	Over 5 Years
	(In thousands)
Operating leases (1)	$59,276	$10,692	$14,594	$14,193	$19,797
Purchase commitments	$27,579	26,542	1,037	—	—

Total contractual obligations	$86,855	$37,234	$15,631	$14,193	$19,797

Other commercial commitments:
Standby letters of credit	$207	$—	$207	$—	$—
Indemnification obligations (2)	—	—	—	—	—

Total commercial commitments	$207	$—	$207	$—	$—

1.	As of December 31, 2012, $0.9 million of these future lease payments were accrued for as part of accrued excess facility costs. See Note 10 “Restructuring and Excess Facilities” of our Consolidated Financial Statements.
2.	Harmonic indemnifies its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters and some of its other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for defense costs, damages and other expenses (including reasonable attorneys’ fees).

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, approximately $49.3 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2012, have been excluded from the contractual obligations table above. See Note 15 “Income Taxes” of our Consolidated Financial Statements for a discussion on income taxes.

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

FOREIGN CURRENCY EXCHANGE RISK

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 9%, 10% and 6% of net revenue in 2012, 2011 and 2010, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of December 31, 2012:

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain (Loss) From 10% Appreciation of USD	Foreign Exchange Gain (Loss) From 10% Depreciation of USD
	(In thousands)
EUR	Sell	$5,585	$559	$(559)
GBP	Sell	2,155	216	(216)
JPY	Sell	3,317	332	(332)
ILS	Buy	3,174	(317)	317

INTEREST RATE AND CREDIT RISK

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of December 31, 2012, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition or results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of December 31, 2012, our cash, cash equivalents and short-term investments balance was $201.2 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by less than $0.1 million as of December 31, 2012.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Harmonic’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management has concluded that, as of December 31, 2012, Harmonic’s internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows listed in the accompanying index present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting rules for revenue recognition in 2011.

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

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 1, 2013

HARMONIC INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$96,670	$90,983
Short-term investments	104,506	70,854
Accounts receivable	85,920	109,886
Inventories	64,270	70,649
Deferred income taxes	21,870	28,032
Prepaid expenses and other current assets	23,636	21,474

Total current assets	396,872	391,878
Property and equipment, net	38,122	40,469
Goodwill	212,518	212,417
Intangibles, net	58,447	87,651
Other assets	11,572	1,751

Total assets	$717,531	$734,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,447	$30,537
Income taxes payable	1,797	2,290
Deferred revenues	33,235	33,095
Accrued liabilities	42,415	46,896

Total current liabilities	102,894	112,818
Income taxes payable, long-term	49,309	47,307
Deferred income taxes, long-term	—	655
Other non-current liabilities	11,915	9,070

Total liabilities	164,118	169,850

Commitments and contingencies (Notes 18 and 19)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 114,193 and 116,257 shares issued and outstanding at December 31, 2012 and 2011	114	116
Capital in excess of par value	2,432,790	2,433,164
Accumulated deficit	(1,879,026)	(1,868,089)
Accumulated other comprehensive loss	(465)	(875)

Total stockholders’ equity	553,413	564,316

Total liabilities and stockholders’ equity	$717,531	$734,166

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Product revenues	$448,340	$477,346	$370,783
Service revenues	82,124	71,986	52,561

Total net revenues	530,464	549,332	423,344
Product cost of revenues	250,800	256,230	201,057
Service cost of revenues	43,109	38,588	26,886

Total cost of revenues	293,909	294,818	227,943

Gross profit	236,555	254,514	195,401

Operating expenses:
Research and development	106,219	102,732	77,197
Selling, general and administrative	130,938	131,091	108,150
Amortization of intangibles	8,705	8,918	4,912

Total operating expenses	245,862	242,741	190,259
Income (loss) from operations	(9,307)	11,773	5,142
Interest income, net	515	374	1,082
Other expense, net	(293)	(514)	(785)

Income (loss) before income taxes	(9,085)	11,633	5,439
Provision for income taxes	1,852	2,854	9,774

Net income (loss)	$(10,937)	$8,779	$(4,335)

Net income (loss) per share:
Basic	$(0.09)	$0.08	$(0.04)

Diluted	$(0.09)	$0.08	$(0.04)

Weighted average shares:
Basic	116,457	115,175	101,487
Diluted	116,457	116,427	101,487

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(10,937)	$8,779	$(4,335)
Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustments, net of tax	395	(173)	(390)
Translation adjustments reclassified into earnings upon sale or liquidation of subsidiaries, net of tax	—	—	89

Foreign currency translation adjustments, net of tax	395	(173)	(301)

Changes in unrealized gain (loss) on investment arising during the period, net of tax	15	10	(140)
Gain (loss) on investments reclassified into earnings upon sale of investments, net of tax	—	—	(236)

Gain (loss) on investments, net of tax	15	10	(376)

Other comprehensive income (loss) net of tax	410	(163)	(677)

Comprehensive income (loss)	$(10,527)	$8,616	$(5,012)

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2009	96,110	$96	$2,279,945	$(1,872,533)	$(35)	$407,473
Net loss				(4,335)		(4,335)
Unrealized loss on investments, net of tax					(376)	(376)
Translation adjustments					(301)	(301)
Stock-based compensation			15,549			15,549
Issuance of Common Stock for acquisition of Omneon	14,150	14	98,049			98,063
Issuance of Common Stock under option, stock award and purchase plans	2,100	2	3,857			3,859
Excess tax benefits from stock-based compensation			271			271

Balance at December 31, 2010	112,360	112	2,397,671	(1,876,868)	(712)	520,203
Net income				8,779		8,779
Unrealized gain on investments, net of tax					10	10
Translation adjustments					(173)	(173)
Issuance of Common Stock under option, stock award and purchase plans	3,897	4	12,697			12,701
Stock-based compensation			20,841			20,841
Excess tax benefits from stock-based compensation			1,955			1,955

Balance at December 31, 2011	116,257	116	2,433,164	(1,868,089)	(875)	564,316
Net loss				(10,937)		(10,937)
Unrealized gain on investments, net of tax					15	15
Translation adjustments					395	395
Issuance of Common Stock under option, stock award and purchase plans	3,045	3	4,533			4,536
Repurchase of Common Stock	(5,109)	(5)	(22,634)			(22,639)
Stock-based compensation			18,926			18,926
Reduction in excess tax benefits from stock-based compensation			(1,199)			(1,199)

Balance at December 31, 2012	114,193	$114	$2,432,790	(1,879,026)	$(465)	$553,413

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,937)	$8,779	$(4,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	29,204	30,420	17,425
Depreciation	15,195	13,867	9,990
Stock-based compensation	18,926	20,913	15,539
Net (gain) loss on disposal of fixed assets	(36)	671	162
Deferred income taxes	(4,969)	(361)	(1,461)
Provision for doubtful accounts and sales returns	3,602	3,235	2,589
Provision for excess and obsolete inventories	3,377	3,936	4,153
Excess tax benefits from stock-based compensation	(121)	(1,955)	(271)
Other non-cash adjustments, net	1,006	801	1,529
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	20,368	(11,477)	(22,333)
Inventories	3,003	(16,588)	(16,132)
Prepaid expenses and other assets	(2,684)	7,924	(5,445)
Accounts payable	(5,201)	4,750	(3,080)
Deferred revenue	1,334	(13,470)	5,086
Income taxes payable	1,535	(6,843)	11,017
Accrued excess facility costs	(1,724)	(327)	(2,412)
Accrued and other liabilities	(1,065)	902	5,545

Net cash provided by operating activities	70,813	45,177	17,566

Cash flows from investing activities:
Purchases of investments	(133,778)	(107,544)	(51,457)
Proceeds from maturities of investments	57,484	28,733	80,961
Proceeds from sales of investments	41,354	30,999	63,269
Acquisition of property and equipment	(12,609)	(17,269)	(35,624)
Acquisition of Omneon, net of cash received	—	—	(153,254)
Other acquisitions	—	(250)	(250)

Net cash used in investing activities	(47,549)	(65,331)	(96,355)

Cash flows from financing activities:
Proceeds from lease financing liability	—	—	18,833
Proceeds from issuance of common stock, net	4,819	12,701	3,859
Repurchase of common stock	(22,639)	—	—
Excess tax benefits from stock-based compensation	121	1,955	271

Net cash provided by (used in) financing activities	(17,699)	14,656	22,963

Effect of exchange rate changes on cash and cash equivalents	122	(52)	(118)

Net increase (decrease) in cash and cash equivalents	5,687	(5,550)	(55,944)
Cash and cash equivalents at beginning of period	90,983	96,533	152,477

Cash and cash equivalents at end of period	$96,670	$90,983	$96,533

Supplemental disclosures of cash flow information:
Income tax payments, net	$5,051	$7,597	$1,427
Non-cash investing and financing activities:
Issuance of restricted common stock for Omneon acquisition	—	—	95,938
Fair value of vested portion of stock options and restricted stock units assumed in connection with the Omneon acquisition	—	—	2,125

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Harmonic include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.

Use of Estimates

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

Reclassifications

From time to time the Company reclassifies certain period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Foreign Currency

The functional currency of the Company’s Israeli, Cayman and Swiss operations is the U.S. dollar. All other foreign subsidiaries use the respective local currency as the functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into U.S. dollars are recorded as a separate component of other comprehensive loss in stockholders’ equity.

For subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations. The Company recorded remeasurement losses of $0.7 million, $0.7 million, and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The carrying value of Harmonic’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Short-Term Investments

Harmonic’s short-term investments are stated at fair value and are principally comprised of U.S. federal government bonds, state, municipal and local government agencies bonds, corporate bonds, commercial paper and certificates of deposit. The Company classifies its investments as available-for-sale in accordance with applicable accounting guidance on accounting for certain investments in debt and equity securities and states its investments at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other expense, net in the Company’s Consolidated Statements of Operations. Investments are anticipated to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary, an impairment charge is recorded. The Company considers current market conditions, as well as the likelihood that it would need to sell its investments prior to a recovery of par value, when determining if a loss is other than temporary.

Concentrations of Credit Risk/Major Customers/Supplier Concentration

Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid, investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telco, broadcaster and other media companies. Harmonic generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2012 and 2011. In the years ended December 31, 2012, 2011 and 2010, sales to Comcast accounted for 12%, 11% and 17%, respectively, of net revenue.

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

Revenue from the sale of hardware and software products is recognized when risk of loss and title have transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped or delivery has occurred. Revenue from distributors and system integrators is recognized on delivery of the related products, provided all other revenue recognition criteria have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on its historical experience.

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

Multiple Element Arrangements. The Company has revenue arrangements that include hardware and software essential to the hardware product’s functionality. For transactions originating or materially modified, beginning January 1, 2011, the Company has applied the accounting guidance that requires the Company to allocate revenue to all deliverables based on their relative selling prices. For transactions originating prior to January 1, 2011, the Company applied software revenue recognition accounting guidance, as described in the “Software” section below. The Company determines the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. If neither VSOE nor TPE exists for a deliverable, the Company uses a best estimate of the selling price (“BESP”) for that deliverable.

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

Inventories

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

Capitalized Software Development Costs

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established. To date, the time period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short, and, as such, software development costs qualifying for capitalization have been insignificant.

The Company incurs costs associated with developing software for internal use and for which no plan exists to market the software externally. The Company capitalizes the costs as part of property and equipment and recognizes the associated depreciation over a useful life of generally three years. In the years ended December 31, 2012, 2011 and 2010, the Company capitalized $0.8 million, $1.1 million and $1.0 million, respectively, in internal use software development costs.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are five years for furniture and fixtures and up to four years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets, up to ten years, or the lease term of the respective assets. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was $15.2 million, $13.9 million and $10.0 million, respectively.

Goodwill

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

There was no impairment of goodwill resulting from the Company’s annual impairment testing in the fourth quarter of 2012. See Note 4, “Goodwill and Identified Intangible Assets” for additional information.

Long-lived Assets

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

Restructuring Costs and Accruals for Excess Facilities

The Company applies applicable accounting guidance on accounting for costs associated with restructuring activities, including exit or disposal activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Harmonic’s restructuring activities have primarily been related to excess facilities. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. See Note 10, “Restructuring and Excess Facilities” for additional information.

Warranty

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

Advertising Expenses

The Company expenses all advertising costs as incurred. Advertising expense was $0.5 million, $0.8 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-based Compensation Expense

Harmonic measures and recognizes compensation expense for all stock-based compensation awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $18.9 million, $20.9 million and $15.5 million, respectively.

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

Accounting for Derivatives and Hedging Activities

The Company accounts for derivative financial instruments and hedging contracts in accordance with the applicable accounting guidance, which requires that all derivatives be recognized at fair value in the balance sheet and that the corresponding gains or losses be reported either in the Consolidated Statement of Operations or as a component of comprehensive income (loss), depending on the type of hedging arrangement utilized by the Company.

Forward Exchange Contracts Not Designated as Hedging Instruments

Periodically, the Company enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to monetary assets and liabilities denominated in foreign currencies. The

Company does not enter into derivative financial instruments for trading purposes. The Company does not designate these forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment.

At December 31, 2012, the Company had a forward exchange contract to buy Israeli shekels (ILS) with a notional value of $3.2 million, and forward exchange contracts to sell euros, British pounds, and Japanese yen with notional values of $5.6 million, $2.2 million, and $3.3 million, respectively. These foreign exchange contracts mature in the first quarter of 2013. At December 31, 2011, the Company had forward exchange contracts to sell Israeli shekels (ILS) with a notional value of $4.3 million, euros with a notional value of $6.9 million and British pounds with a notional value of $5.7 million. These foreign exchange contracts matured in the first quarter of 2012.

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

Income Taxes

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

Comprehensive Income (Loss)

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this standard in the first quarter of fiscal 2012. While this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB approved an accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Adoption of this accounting standard update did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for both interim and annual reporting periods beginning January 1, 2013. To the extent applicable, the application of this guidance in 2013 will result in financial statement disclosure changes only.

In July 2012, the FASB issued Accounting Standard Update 2012-2, “Intangibles—Goodwill and Other”, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Application of this new guidance is not expected to have any impact on the Company because it does not hold any indefinite-lived assets.

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

To secure post-closing indemnification obligations of the holders of Omneon capital stock, the Company deposited into escrow an aggregate of approximately $21.0 million in cash and 1,926,920 shares of the Company’s common stock that would otherwise have been issued to those holders. In the first quarter of 2012, the Company submitted an indemnification claim for reimbursement from escrow and received reimbursement of $0.8 million, representing $0.5 million of cash and 40,372 shares of common stock valued at $0.3 million. The return of shares was reflected as a reduction in common stock and additional paid-in-capital. The reimbursement was for previously expensed legal and tax costs incurred by the Company following the date of acquisition. The indemnification period ended on March 15, 2012, and the cash and shares remaining in escrow were distributed to the holders of Omneon capital stock.

Omneon equity awards assumed included substantially all unvested stock options and restricted stock units outstanding as of the date of closing from Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan, resulting in the assumption of stock options to purchase approximately 1,522,000 shares of Harmonic common stock and the assumption of restricted stock units for 1,455,000 shares of Harmonic common stock. The exchange of stock-based compensation awards was treated as a modification under current accounting guidance. The calculation of the fair value of the exchanged awards immediately before and after the modification did not result in any significant incremental fair value. The fair value of Harmonic’s stock options and restricted stock units issued to Omneon employees was $17.3 million, which was determined using the Black-Scholes option pricing model, of which $2.1 million represented purchase consideration and $15.2 million was recorded as compensation expense over the weighted average service period of 2.5 years.

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

Existing technology. Existing technology represents products that have reached technological feasibility. Omneon’s products include Spectrum and MediaDeck video servers, MediaGrid active storage systems and media management software applications, which were initially designed for, and have been deployed mostly by, broadcasters that use Omneon’s products for the production and transmission of television content. The Company will amortize the existing technology intangible asset over an average estimated life of four years.

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

Year ended December 31,
2010
(In thousands, except per share amounts)
Net revenues	$506,904
Net loss	(17,619)
Net loss per share – basic	(0.16)
Net loss per share – diluted	(0.16)

NOTE 4: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The following is a summary of identified intangible assets (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	$136,145	$(102,449)	$33,696	$136,145	$(81,951)	$54,194
Customer relationships/contracts	67,098	(48,150)	18,948	67,098	(42,142)	24,956
Trademarks and tradenames	11,361	(9,145)	2,216	11,361	(7,700)	3,661
Maintenance agreements and related relationships	7,100	(3,513)	3,587	7,100	(2,260)	4,840

Total identifiable intangibles	$221,704	$(163,257)	$58,447	$221,704	$(134,053)	$87,651

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Balance at beginning of period	$212,417	$211,878
Adjustment to deferred tax liability associated with the acquisition of Omneon	—	(527)
Adjustment to fixed assets associated with the acquisition of Omneon	—	298
Adjustment to income tax payable associated with the acquisition of Omneon	—	771
Foreign currency translation adjustment	101	(3)

Total changes in goodwill	$212,518	$212,417

Based on the annual impairment test performed as of December 31, 2012, management determined that the Company’s estimated fair value exceeded the carrying value of its net assets by approximately 21% and that goodwill was not impaired as of December 31, 2012. In addition, the Company has not recorded any impairment charges related to goodwill for any prior periods.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded a total of $29.2 million, $30.4 million and $17.4 million, respectively, of amortization expense for identified intangibles of which $20.5 million, $21.5 million and $12.5 million, respectively, was included in cost of revenue. The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2013	$19,232	$8,096	$27,328
2014	13,745	6,775	20,520
2105	719	5,783	6,502
2016	—	4,097	4,097
2017	—	—	—

Total future amortization expense	$33,696	$24,751	$58,447

NOTE 5: SHORT-TERM INVESTMENTS

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Certificates of deposit	$1,603	$—	$—	$1,603
State, municipal and local government agencies bonds	59,009	45	(4)	59,050
Corporate bonds	31,568	4	(10)	31,562
Commercial paper	10,287	1	—	10,288
U.S. federal government bonds	2,003	—	—	2,003

Total short-term investments	$104,470	$50	$(14)	$104,506

As of December 31, 2011
State, municipal and local government agencies bonds	$38,785	$46	$(6)	$38,825
Corporate bonds	18,613	6	(15)	18,604
Commercial paper	4,195	—	—	4,195
U.S. federal government bonds	9,226	4	—	9,230

Total short-term investments	$70,819	$56	$(21)	$70,854

The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	December 31,
	2012	2011
Less than one year	$76,779	$43,470
Due in 1 - 2 years	27,727	27,384

Total short-term investments	$104,506	$70,854

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

For the years ended December 31, 2012, 2011 and 2010, realized gains and realized losses from the sale of investments were not material.

Impairment of Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of December 31, 2012.

As of December 31, 2012, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 6: FAIR VALUE MEASUREMENTS

The applicable accounting guidance establishes a framework for measuring fair value and requires disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the years ended December 31, 2012 and 2011, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents
Money market funds	$54,923	$—	$—	$54,923
Corporate bonds with maturity less than 90 days	—	3,614	—	3,614
U.S. federal government bonds with maturity less than 90 days	3,005	—	—	3,005
Short-term investments
Certificates of deposit	—	1,603	—	1,603
State, municipal and local government agencies bonds	—	59,050	—	59,050
Corporate bonds	—	31,562	—	31,562
Commercial paper	—	10,288	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Prepaids and other current assets
Foreign exchange forward contracts	—	344	—	344

Total assets measured and recorded at fair value	$59,931	$106,461	$—	$166,392

Accrued Liabilities
Foreign exchange forward contracts	$—	$143	$—	$143

Total liabilities measured and recorded at fair value	$—	$143	$—	$143

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Cash equivalents
Money market funds	$62,131	$—	$—	$62,131
Short-term investments
State, municipal and local government agencies bonds	—	38,825	—	38,825
Corporate bonds	—	18,604	—	18,604
Commercial paper	—	4,195	—	4,195
U.S. federal government bonds	9,230	—	—	9,230
Prepaids and other current assets
Foreign exchange forward contracts	—	373	—	373

Total assets measured and recorded at fair value	$71,361	$61,997	$—	$133,358

Accrued liabilities
Foreign exchange forward contracts	$—	$159	$—	$159

Total liabilities measured and recorded at fair value	$—	$159	$—	$159

NOTE 7: ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2012	2011
Accounts receivable	$95,515	$118,138
Less: allowance for doubtful accounts, returns and discounts	(9,595)	(8,252)

	$85,920	$109,886

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

The following is a summary of activity in allowances for doubtful accounts, returns and discounts for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2012	$8,252	$3,141	$461	$(2,259)	$9,595
2011	$5,897	$2,620	$615	$(880)	$8,252
2010	$5,163	$1,533	$1,056	$(1,855)	$5,897

NOTE 8: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2012	2011
Inventories:
Raw materials	$10,731	$14,099
Work-in-process	4,347	4,250
Finished goods	49,192	52,300

	$64,270	$70,649

Property and equipment:
Furniture and fixtures	$7,856	$6,706
Machinery and equipment	108,262	97,916
Leasehold improvements	7,612	7,079

	123,730	111,701
Less: accumulated depreciation and amortization	(85,608)	(71,232)

	$38,122	$40,469

Accrued liabilities:
Accrued compensation	$10,890	$10,915
Accrued incentive compensation	7,403	7,917
Accrued warranty	4,292	5,558
Other	19,830	22,506

	$42,415	$46,896

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

NOTE 10: RESTRUCTURING AND EXCESS FACILITIES

The Company has recorded restructuring and excess facilities charges, beginning in 2001 and throughout subsequent years, as a result of changing conditions in the use of its facilities in the United States and the United Kingdom. The initial charges that had been recorded to selling, general and administrative expense and the related liabilities have been adjusted periodically for changes in sublease income estimates.

In 2008, the Company recorded charges in selling, general and administrative expenses for excess facilities of $1.2 million based on a revised estimate of expected sublease income from a Sunnyvale building and $0.2 million based on a revised estimate of expected sublease income from two buildings in the United Kingdom. The Sunnyvale lease terminated in September 2010 and the United Kingdom lease terminated in October 2010.

In 2009, the Company recorded a total of $8.3 million of restructuring charges related to the Scopus acquisition. These charges included $6.3 million in cost of revenue, related to provisions for excess and obsolete inventories of $5.8 million and $0.5 million for severance and other expenses. Charges of $2.0 million were recorded in operating expenses related to the Scopus acquisition, consisting primarily of severance costs. Substantially all of the severance was paid during the year ended December 31, 2009.

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

The following table summarizes the activity in the restructuring accrual during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Excess Facilities	Campus Consolidation	UK Closure	Scopus Facilities	Total
Balance at December 31, 2009	$3,117	$1,715	$276	$224	$5,332
Provisions (recoveries)	3,061	(2)	(71)	3	2,991
Cash payments, net of sublease income	(3,316)	(1,713)	(205)	(169)	(5,403)

Balance at December 31, 2010	2,862	—	—	58	2,920
Provisions	517	—	—	—	517
Cash payments, net of sublease income	(786)	—	—	(58)	(844)

Balance at December 31, 2011	2,593	—	—	—	2,593
Provisions	94	—	—	—	94
Cash payments, net of sublease income	(1,818)	—	—	—	(1,818)

Balance at December 31, 2012	$869	$—	$—	$—	$869

NOTE 11: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of December 31, 2012, other than standby letters of credit and guarantees (Note 18), there were no amounts outstanding under the line of credit facility, and there were no borrowings during the year ended December 31, 2012. This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of December 31, 2012, the Company’s ratio under that covenant was 4.11 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At December 31, 2012, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at December 31, 2012) or at LIBOR for the desired borrowing period (an annualized rate of 0.21% for a one month borrowing period at December 31, 2012) plus 1.75%, or 1.96%. Borrowings are not collateralized.

NOTE 12: STOCKHOLDERS’ EQUITY

Preferred Stock

Harmonic has 5,000,000 authorized shares of preferred stock. In July 2002, the Company classified 100,000 of these shares as Series A Participating Preferred Stock in connection with the Board’s same day approval and adoption of a stockholder rights plan. This plan had a term of ten years and it expired in July 2012.

Common Stock Issuances

During the year ended December 31, 2010, the Company issued 14,150,122 shares of common stock as part of the consideration for the purchase of all of the outstanding shares of Omneon. The shares had a fair market value of $95.9 million at the time of issuance. To secure post-closing indemnification obligations of the holders of Omneon capital stock, the Company deposited into escrow an aggregate of approximately $21.0 million in cash and 1,926,920 shares of the Company’s common stock that would otherwise have been issued to those holders. In the first quarter of 2012, the Company submitted an indemnification claim for reimbursement from escrow and received reimbursement of $0.8 million, representing $0.5 million of cash and 40,372 shares of common stock valued at $0.3 million. The return of shares was reflected as a reduction in common stock and additional paid-in-capital. The reimbursement was for previously expensed legal and tax costs incurred by the Company following the date of acquisition. The indemnification period ended on March 15, 2012, and the cash and shares remaining in escrow were distributed to the holders of Omneon capital stock.

Common Stock Repurchases

On April 24, 2012, the Company’s Board of Directors (the “Board”) approved a stock repurchase program that provides for the repurchase of up to $25 million of the Company’s outstanding common stock during the term of the program, which expires 18 months from Board approval. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines set, from time to time, by the Board. The timing and amount of repurchase transactions under the program depend on a variety of factors, including price, corporate and regulatory requirements, strategic priorities and other market conditions. The purchases are funded from available working capital. The program may be suspended or discontinued at any time.

During 2012, under the program, the Company repurchased and retired approximately 5.1 million shares of common stock at an average price of $4.43 per share, for an aggregate purchase price of approximately $22.6 million, leaving approximately $2.4 million available for purchases under the program as of December 31, 2012. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital.

On January 28, 2013, the Company’s Board approved a $75 million increase in its stock repurchase program. On February 6, 2013, the Board approved a modification to the program that permits the Company to repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The program is presently scheduled to expire in July, 2014. On February 19, 2013, the Board approved a further approximately $35 million increase to the program, contingent upon the closing of a sale of the Company’s cable access HFC business. See Note 20 “Subsequent Events”. The Board has authorized aggregate repurchases under the program of $135 million, $22.6 million of which had been utilized for repurchases as of December 31, 2012.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2012	2011
Foreign currency translation adjustments	$(502)	$(897)
Unrealized gain on investments	37	22

Accumulated Other Comprehensive Loss	$(465)	$(875)

NOTE 13: EMPLOYEE BENEFIT PLANS

Stock Option Plans

1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three to four years, and expire seven years from date of grant. Options granted prior to February 2006 expire ten years from the date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. As of December 31, 2012, an aggregate of 21,108,836 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 9,804,018 shares remained available for grant.

2002 Director Plan. The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. As of December 31, 2012, an aggregate of 872,513 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 350,912 shares remained available for grant.

Employee Stock Purchase Plan. The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and

July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. As of December 31, 2012, 1,230,891 shares of common stock were reserved for issuance under the ESPP. Under the ESPP, 1,598,895, 945,287 and 864,800 shares were issued during fiscal 2012, 2011 and 2010, respectively, representing $6.4 million, $5.2 million, and $4.2 million in contributions. As of December 31, 2012, a total of 8,269,109 shares had been issued under this plan.

Assumed Omneon Stock Options. In connection with the Company’s acquisition of Omneon, the Company assumed substantially all stock options and RSUs outstanding under Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan. Options assumed were converted into options to purchase 1,522,000 shares of the Company’s common stock. RSUs assumed were converted into RSUs for the issuance of 1,455,000 shares of the Company’s common stock. The assumed options and RSUs retained all applicable terms and vesting periods. In general, the assumed options vest over a four-year period from the original date of grant and expire 10 years from the original grant date. The assumed RSUs generally vest over a four year period from the original date of grant. As of December 31, 2012, a total of 702,512 shares of common stock were reserved for issuance under the Omneon Plans.

Other Stock Option Plans. In addition, the Company has various inactive stock-based incentive plans. As of December 31, 2012, an aggregate of 306,882 shares of common stock are reserved for issuance under the inactive plans, representing the aggregate number of shares subject to outstanding stock options and RSUs. No further awards may be granted under any of these plans.

Stock Options and Restricted Stock Units

The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2012 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	7,835	9,303	$7.12	3,713	$7.52
Authorized	5,463	—	—	—	—
Granted	(5,145)	1,292	5.60	2,569	5.70
Options exercised	—	(317)	2.80	—	—
Shares released	—	—	—	(1,663)	7.37
Forfeited or cancelled	2,002	(1,378)	8.57	(681)	6.50

Balance at December 31, 2012	10,155	8,900	$6.83	3,938	$6.44

The following table summarizes information about stock options outstanding as of December 31, 2012 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	8,759	$6.84	3.2	$2,473
Exercisable	6,823	7.03	2.4	1,879

The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2012 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2012. The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $0.8 million, $5.2 million and $1.0 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of December 31, 2012 (in thousands, except per share amounts and term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	3,661	1.1	$18,563

The fair value of restricted stock units vested and expected to vest as of December 31, 2012 is calculated based on the fair value of the Company’s common stock as of December 31, 2012.

401-K Plan

Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Employer contributions were suspended from 2009 through 2012, but have been renewed, on the same basis, for 2013.

NOTE 14: STOCK-BASED COMPENSATION

Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Year ended December 31,
	2012	2011	2010
Employee stock-based compensation in:
Cost of revenue	$2,996	$3,075	$2,197
Research and development expense	6,405	6,926	5,013
Selling, general and administrative expense	9,525	10,912	8,329

Total employee stock-based compensation recognized in income (loss)	18,926	20,913	15,539
Amount capitalized in inventory	—	—	10

Total stock-based compensation	$18,926	$20,913	$15,549

Stock Options

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options
	2012	2011	2010
Expected term (in years)	4.70	4.75	4.75
Volatility	56%	55%	56%
Risk-free interest rate	0.9%	1.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted-average fair value per share of options granted for the years ended December 31, 2012, 2011 and 2010 was $2.64, $4.20 and $3.09, respectively. The fair value of all stock options vested during the years ended December 31, 2012, 2011 and 2010 was $4.7 million, $7.1 million and $6.4 million, respectively.

The total realized tax benefit attributable to stock options exercised during the years ended December 31, 2012, 2011 and 2010, in jurisdictions where this expense is deductible for tax purposes, was $0.1 million, $2.0 million and $0.3 million, respectively.

Restricted Stock Units

The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the years ended December 31, 2012, 2011 and 2010 was $12.3 million $10.5 million and $6.9 million, respectively.

Employee Stock Purchase Plan

The value of the stock purchase right under the ESPP consists of (1) the 15% discount on the purchase of the stock, (2) 85% of the fair value of the call option, and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Employee Stock Purchase Plan
	2012	2011	2010
Expected term (in years)	0.50	0.50	0.50
Volatility	49%	45%	46%
Risk-free interest rate	0.2%	0.2%	0.4%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted-average fair value per share of stock purchase rights granted for the years ended December 31, 2012, 2011 and 2010 was $1.33, $2.15 and $1.70, respectively.

Unrecognized Stock-Based Compensation

As of December 31, 2012, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $25.1 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.4 years.

NOTE 15: INCOME TAXES

Income (loss) before income tax provision consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$(19,319)	$(4,925)	$66,036
International	10,234	16,558	(60,597)

Income (loss) before provision for income taxes	$(9,085)	$11,633	$5,439

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$3,994	$3,184	$7,940
State	433	755	1,820
International	1,193	1,222	755
Deferred:
Federal	(2,053)	(3,618)	2,267
State	(1,362)	(392)	(1,768)
International	(353)	1,703	(1,240)

Total provision for income taxes	$1,852	$2,854	$9,774

The differences between the provision for income taxes computed at the U.S. federal statutory rate and the Company’s actual provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Provision for income taxes at U.S. Federal statutory rate	$(3,180)	$4,071	$1,904
State taxes	(604)	1,053	(469)
Differential in rates on foreign earnings	(5,181)	(9,924)	(1,842)
Losses for which no benefit is taken	7,279	9,185	6,880
Change in valuation allowance	(1,104)	—	(450)
Change in liabilities for uncertain tax positions	1,708	(1,540)	1,261
Non-deductible stock-based compensation	1,996	1,882	1,940
Research credits	—	(2,138)	(1,404)
Non-deductible acquisition related expenses	—	—	1,289
Non-deductible meals and entertainment	232	237	165
Adjustments related to tax positions taken during prior years	619	(255)	—
Foreign income inclusion	317	—	403
Adjustment related to property and equipment	—	—	182
Tax-exempt investment income	(248)	(71)	(180)
Other	18	354	95

Total provision for income taxes	$1,852	$2,854	$9,774

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011	2010
Deferred tax assets:
Reserves and accruals	$31,999	$31,208	$33,741
Net operating loss carryovers	27,522	24,852	27,431
Research and development credit carryovers	13,704	13,500	12,136
Deferred stock-based compensation	7,684	6,643	6,063
Other tax credits	2,207	2,764	2,813

Total deferred tax assets	83,116	78,967	82,184
Valuation allowance	(34,347)	(28,354)	(26,557)

Net deferred tax assets	48,769	50,613	55,627
Deferred tax liabilities:
Depreciation and amortization	(5,485)	(5,434)	(3,320)
Intangibles	(11,656)	(17,668)	(26,172)
Other	(483)	(135)	(1,066)

Net deferred tax liabilities	$(17,624)	$(23,237)	$(30,558)

The following table summarizes the activity related to the Company’s valuation allowance (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance at beginning of period	$28,354	$26,557	$18,025
Additions	5,993	1,797	8,532
Deductions	—	—	—

Balance at end of period	$34,347	$28,354	$26,557

Pursuant to applicable accounting guidance on accounting for income taxes, the Company is required to periodically review the Company’s deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The Company evaluates the need for a valuation allowance based on the weight of positive and negative evidence, including expectations of future taxable income. As of December 31, 2012, the Company had a valuation allowance of $34.3 million, which primarily relates to foreign net operating losses and a portion of its California tax credits.

As of December 31, 2012, the Company had $87.2 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2014 for state tax purposes. As of December 31, 2012 the Company had foreign net operating loss carryforwards of $101.6 million that do not expire. As of December 31, 2012, the portion of state net operating loss carryforwards which relate to stock option deductions is approximately $8.8 million. The Company is tracking the portion of the Company’s deferred tax assets attributable to stock option benefits in a separate memo account pursuant to applicable accounting guidance. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. Pursuant to applicable accounting guidance, the stock option benefits will only be recorded to equity when they reduce cash taxes payable.

As of December 31, 2012, the Company had federal and state tax credit carryovers of approximately $1.0 million and $26.6 million available to offset future taxable income. The federal credits expire beginning in 2031, while the state credits will not expire. As of December 31, 2012, the Company had federal AMT credit carryover of approximately $2.2 million, which will not expire.

Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credits before utilization.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2012	2011	2010
Balance at beginning of period	$52.5	$48.4	$47.0
Increases in balances related to tax positions taken during current year	0.6	6.6	7.8
Expiration of the statute of limitations for the assessment of taxes	(0.9)	(2.1)	(5.3)
Decreases in balances related to tax positions taken during prior years	(0.1)	(0.4)	(1.1)

Balance at end of period	$52.1	$52.5	$48.4

The total amount of unrecognized tax benefits that would impact the effective tax rate is approximately $52.1 million at December 31, 2012. The Company accrued interest of $2.7 million related to these unrecognized tax benefits during 2012. As of December 31, 2012, the Company had recorded liabilities for potential penalties and interest of $0.3 million and $6.8 million, respectively. In 2012, the Company reversed $1.0 million of liability primarily due to the expiration of the related statutes of limitations. During the years ended December 31, 2011 and 2010, the Company accrued potential interest of $2.0 million and $1.9 million, respectively, and reversed previously recorded income tax liability of $2.5 million and $2.3 million, respectively, due to the expiration of the related statutes of limitations. The Company anticipates a decrease of $1.6 million in unrecognized tax benefits due to expiration of the related statutes of limitations within the next 12 months.

The Company anticipates the unrecognized tax benefits may increase during 2013 for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long-term tax payable, if recognized, would reduce the annual income provision.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2008 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities. The Company is under audit by the US Internal Revenue Service for the 2008, 2009 and 2010 tax years. In addition, the statute of limitations on our 2008 and 2009 U.S. corporate income tax return has been extended to 2013. A subsidiary of the Company is under an audit, which commenced in the first quarter of 2012, by the Israel tax authority for the years 2007 through 2010. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

As of December 31, 2012, U.S. income taxes were not provided on approximately $34.6 million of cumulative undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012, because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

The Company benefits from a tax ruling concluded in Switzerland. This ruling provides for a lower rate of taxation on certain classes of income and requires various thresholds of investment and employment in Switzerland. This ruling resulted in a tax savings of $1.1 million, $0.7 million and $0.9 million in 2012, 2011 and 2010, respectively, increasing diluted earnings per share by approximately $0.009, $0.006 and $0.009 in 2012, 2011 and 2010, respectively. Our agreement with Switzerland is in effect through the end of 2013 and, subject to the Company meeting investment and employment requirements within Switzerland, is renewable for an additional five years.

NOTE 16: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. In the years ended December 31, 2012, 2011 and 2010, there were 14,136,804, 14,770,995 and 18,774,438, respectively, of potentially dilutive shares, consisting of options, restricted stock units and employee stock purchase plan awards, excluded from the net income (loss) per share computations because their effect was antidilutive.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	December 31,
	2012	2011	2010
Net income (loss) (numerator)	$(10,937)	$8,779	$(4,335)

Shares calculation (denominator):
Weighted average shares outstanding — basic	116,457	115,175	101,487
Effect of Dilutive Securities:
Potential common stock relating to stock options, restricted stock units and ESPP	—	1,252	—

Weighted averages shares outstanding — diluted	116,457	116,427	101,487

Net income (loss) per share — basic	$(0.09)	$0.08	$(0.04)

Net income (loss) per share — diluted	$(0.09)	$0.08	$(0.04)

The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2012 and 2010 because potential common shares are only considered when their effect would be dilutive.

NOTE 17: SEGMENT INFORMATION

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

The Company’s revenue by product type is summarized as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Video processing products	$219,440	$236,624	$202,898
Production and playout products	90,247	98,842	32,579
Edge and access products	138,653	141,880	135,306
Service and support	82,124	71,986	52,561

Total revenues	$530,464	$549,332	$423,344

Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region, is summarized as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Net revenues:
United States	$230,336	$244,897	$209,583
International	300,128	304,435	213,761

Total	$530,464	$549,332	$423,344

	As of December 31,
	2012	2011
Property and equipment, net:
United States	$30,477	$32,925
International	7,645	7,544

Total	$38,122	$40,469

NOTE 18: COMMITMENTS AND CONTINGENCIES

Leases

Harmonic leases its facilities under noncancelable operating leases which expire at various dates through September 2021. In addition, Harmonic leases vehicles in several foreign countries under noncancelable operating leases, the last of which expires in 2015. Total rent expense related to these operating leases was $7.5 million, $7.5 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 2012, are as follows (in thousands):

Operating Leases
Year ending December 31,
2013	$10,692
2014	7,553
2015	7,041
2016	7,036
2017	7,157
Thereafter	19,797

Total minimum payments	$59,276

As of December 31, 2012, $0.9 million of these future lease payments were accrued as part of accrued excess facility costs. See Note 10 “Restructuring and Excess Facilities.”

Warranties

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

	Year ended December 31,
	2012	2011	2010
Balance at beginning of period	$5,558	$4,811	$4,186
Acquired warranty obligation from Omneon acquisition	—	—	949
Accrual for current period warranties	5,798	8,245	4,898
Warranty costs incurred	(7,064)	(7,498)	(5,222)

Balance at end of period	$4,292	$5,558	$4,811

Standby Letters of Credit

As of December 31, 2012, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.2 million.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2012.

Guarantees

The Company has $0.5 million of guarantees in Israel, with the majority related to rent, as of December 31, 2012.

Royalties

Harmonic has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2012, 2011 and 2010 royalty expenses were $3.0 million, $2.4 million and $3.3 million, respectively.

Purchase Commitments with Contract Manufacturers and Vendors

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company. The Company had $27.6 million of non-cancelable purchase commitments as of December 31, 2012.

NOTE 19: LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and damages.

On November 14, 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent.

At this time, the Company cannot predict the outcome of the above matters.

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

An unfavorable outcome on the matters referenced above or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

Harmonic’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against Harmonic or its customers. Such assertions arise in the normal course of the Company’s operations. The resolution of any such assertions and claims cannot be predicted with certainty.

NOTE 20: SUBSEQUENT EVENTS

On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora Networks pursuant to which the Company agreed to sell its cable access HFC business (the “Business”) for $46 million in cash. Although no assurance can be given as to whether and when this transaction will close, it is presently scheduled to close on March 4, 2013, and may be terminated by either party if it does not close by March 29, 2013. If this sale closes, the Business’s results of operations prior to the closing date will be recorded as part of discontinued operations in the Consolidated Statements of Operations in the Company’s Form 10-Q for the quarter ending March 29, 2013. The estimated carrying value of the Business’s net assets as of December 31, 2012 is as follows:

December 31,
2012
(in thousands)
Inventories	$11,162
Prepaid expenses and other current assets	89

Current assets	$11,251

Property and equipment, net	$1,123
Goodwill	14,864

Long-term assets	15,987

Deferred Revenues	$3,333
Accrued liabilities	916

Current liabilities	$4,249

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2012. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenues	$127,721	$132,634	$136,682	$133,427
Gross profit	53,662	57,578	59,904	65,411
Income (loss) from operations	(8,657)	(2,395)	(949)	2,694
Net income (loss)	$(7,528)	$17	$(8,230)	$4,804
Net income (loss) per share — basic	$(0.06)	$0.00	$(0.07)	$0.04
Net income (loss) per share — diluted	$(0.06)	$0.00	$(0.07)	$0.04

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenues	$132,835	$133,996	$138,871	$143,630
Gross profit	61,855	61,828	63,961	66,870
Income (loss) from operations	(87)	1,393	3,840	6,627
Net income	$516	$390	$3,546	$4,327
Net income per share — basic	$0.00	$0.00	$0.03	$0.04
Net income per share — diluted	$0.00	$0.00	$0.03	$0.04

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm are included on pages 60 and 61, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2013 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2013 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Information concerning our audit committee and our audit committee financial expert will be set forth in our 2013 Proxy Statement and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 60 of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 1, 2013.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President & Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ CAROLYN V. AVER (Carolyn V. Aver)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

/s/ LEWIS SOLOMON (Lewis Solomon)	Chairman	March 1, 2013

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	March 1, 2013

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Director	March 1, 2013

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	March 1, 2013

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	March 1, 2013

/s/ SUSAN G. SWENSON (Susan G. Swenson )	Director	March 1, 2013

/s/ MITZI REAUGH (Mitzi Reaugh)	Director	March 1, 2013

EXHIBIT INDEX

The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number

3.1(iii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2(xxiv)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.3 (iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(xvi)*	1995 Stock Plan, as amended on June 27, 2012

10.3(i)*	1995 Director Option Plan and form of Director Option Agreement

10.5(v)*	1999 Non-statutory Stock Option Plan

10.6(ii)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California

10.7(ii)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California

10.8(ii)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California

10.9(ii)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California

10.10(ii)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California

10.11(xvi)*	2002 Board Stock Plan, as amended on June 27, 2012

10.12(xxiii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement, as amended on June 22, 2011

10.15(vi)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.21(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Charles Bonasera, effective April 24, 2007

10.22(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007

10.27(xi)	Agreement and Plan of Merger among Harmonic Inc., Sunrise Acquisition Ltd., and Scopus Video Networks Ltd., dated December 22, 2008

10.28(xii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.29(xii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.30(xii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.31(xii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.32(viii)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008

Exhibit Number

10.34(xiv)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.36(xv)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.38(xvii)*	Change of Control Agreement between Harmonic Inc. and Carolyn V. Aver, effective June 1, 2010

10.40(xix)	Agreement and Plan of Reorganization among Harmonic Inc., Orinda Acquisition Corporation, Orinda Acquisition, LLC, Omneon, Inc. and Shareholder Representative Services, LLC, as Representative, dated May 6, 2010

10.41(xx)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)

10.42(xx)*	Omneon, Inc. 2008 Equity Incentive Plan

10.43(xxi)	Lease Agreement between Omneon, Inc. and Headlands Realty Corporation, dated February 22, 2008

10.48(xxii)	Loan Agreement, dated August 26, 2011, between Harmonic Inc and Silicon Valley Bank

10.49(xxv)	Amendment No.1 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010 (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

(viii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

(xi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.

(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(xiv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

(xv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(xvi)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated July 30, 2012.

(xvii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 3, 2010.

(xix)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 2010.

(xx)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.

(xxi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(xxii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011.

(xxiii)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated May 2, 2011.

(xxiv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 8, 2012.

(xxv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 7, 2012.