Form 10-K/A
period 2012-12-31
HARMONIC INC
filed 2013-04-30
CIK 851310

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 113,769,178 on April 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Harmonic Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission, or SEC, on March 1, 2013 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2012, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

HARMONIC INC.

FORM 10-K/A

Amendment No. 1

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the names, ages and principal occupations of our directors as of April 10, 2013.

Name	Age	Principal Occupation
Patrick Gallagher	58	Board Director, Ciena Corporation
Patrick J. Harshman	48	President and Chief Executive Officer, Harmonic Inc.
Harold Covert	66	Executive Vice President and CFO, Lumos Networks Corp.
E. Floyd Kvamme	75	Partner Emeritus, Kleiner Perkins Caufield & Byers
Mitzi Reaugh	35	Senior Vice President, Miramax
William F. Reddersen	66	Former Executive Vice President, BellSouth
Lewis Solomon	79	Founder and Chairman, SCC Company
Susan G. Swenson	64	Former President and CEO, Sage Software-North America

Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.

Patrick Gallagher has been a director since October 2007 and was appointed as Chairman of the Board on April 18, 2013. From March 2008 to March 2012, Mr. Gallagher was Chairman of Ubiquisys Ltd., a UK company which develops and supplies femtocells for the 3G mobile wireless market. From January 2008 until February 2009, Mr. Gallagher was Chairman of Macro4 Plc, a FTSE-listed global software solutions company, and from May 2006 until March 2008, he was Vice Chairman of Golden Telecom Inc., a NASDAQ-listed facilities-based provider of integrated communications. From 2003 until 2006, Mr. Gallagher was Executive Vice Chairman and served as Chief Executive Officer of FLAG Telecom Group, a global telecommunications company which owns and manages a subsea optical fiber network. From 1985 to 2002, Mr. Gallagher held senior management positions at BT Group, including Group Director of Strategy & Development, President of BT Europe and as a member of the BT Executive Committee. Mr. Gallagher is a director of Ciena Corporation and Sollers JSC. Mr. Gallagher holds a B.A. in Economics with honors from Warwick University. We believe that Mr. Gallagher’s qualifications to serve on our Board include his extensive international business experience and perspective and his many years of management experience as a senior executive of a major European telecommunications service provider.

Patrick J. Harshman joined the Company in 1993 and was appointed President and Chief Executive Officer in May 2006. In 2005, he was appointed Executive Vice President responsible for the majority of our operational functions, including the unified digital video and broadband optical networking divisions and global marketing. Prior to the consolidation of our product divisions, Mr. Harshman held the position of President of the Convergent Systems division and, for more than four years, was President of the Broadband Access Networks division. Prior to this, Mr. Harshman held key leadership positions in marketing, international sales, and research and development. Mr. Harshman earned a Ph.D. in Electrical Engineering from the University of California, Berkeley and completed an Executive Management Program at Stanford University. We believe that Mr. Harshman’s qualifications to serve on our Board include his many years of industry and management experience with Harmonic and his strong background in, and understanding of, technology within the communications industry.

Harold Covert has been a director since 2007. Since September 2011, Mr. Covert has served as Executive Vice President and Chief Financial Officer of Lumos Network Corp., a fiber-based service provider. From October 2010 to September 2011, he was an independent business consultant. From October 2007 until September 2010, Mr. Covert served as an executive of Silicon Image, Inc., a semiconductor company. From October 2007 until January 2010, Mr. Covert was Chief Financial Officer of Silicon Image and was its President from September 2009 through September 2010. From 2005 to 2007, Mr. Covert was Executive Vice President and Chief Financial Officer of Openwave Systems Inc., a software applications and infrastructure company. Prior to Openwave, Mr. Covert was Chief Financial Officer at Fortinet Inc. from 2003 to 2005, and Chief Financial Officer at Extreme Networks, Inc. from 2001 to 2003. Mr. Covert is a Director and Chairman of the Audit Committee at both JDS Uniphase Corporation and Solta Medical Inc. and was a director of Silicon Image from January 2010 until September 2010. Mr. Covert holds a B.S. in Business Administration from Lake Erie College and an M.B.A. from Cleveland State University and is also a Certified Public Accountant. We believe that Mr. Covert’s qualifications to serve on our Board include his extensive and varied experience as Chief Financial Officer of several publicly traded technology companies.

E. Floyd Kvamme has been a director since 1990. From 1984 to 2008, Mr. Kvamme was a General Partner and, most recently, Partner Emeritus of Kleiner Perkins Caufield & Byers, a venture capital firm. Mr. Kvamme is also a director of Power Integrations, Inc., as well as two private companies. Mr. Kvamme holds a B.S.E.E. from the University of California, Berkeley and an M.S.E. from Syracuse University. We believe that Mr. Kvamme’s qualifications to serve on our Board include his years of management experience with major technology companies, as well as his experience with financing and growth planning for technology companies as a partner of a major venture capital firm.

Mitzi Reaugh has been a director since July 2012. She has served as Senior Vice President, Strategy and Business Development at Miramax, a film and television studio, since March 2011. Prior to joining Miramax, Ms. Reaugh served as Senior Vice President, Client Solutions at The Nielsen Company (“Nielsen”), from February 2010 to March 2011. Before Nielsen, she was at NBC Universal, most recently as General Manager, Digital Health Network and initially as Vice President, Strategy & Business Development, Digital Media, from 2006 to October 2009. Ms. Reaugh was a Senior Associate at McKinsey & Company from 2004 to 2006. She holds an MBA from the University of Pennsylvania Wharton School of Business and a B.A. in Economics from Claremont McKenna College. We believe that Ms. Reaugh’s qualifications to serve on our Board include her operations and business development experience in the digital media business, including as a core member of the team that formed and launched Hulu.com.

William F. Reddersen has been a director since 2002. Mr. Reddersen acts as an advisor to venture capital funds active in the technology services market. Previously, until 2000, he spent 31 years at BellSouth Corp. and AT&T Inc., most recently as Executive Vice President of Corporate Strategy at Bell South. Earlier, he directed Bell South’s entry into new businesses and its broadband market deployment. Mr. Reddersen currently serves on the board of Otelco, Inc., an independent telephone company. Mr. Reddersen holds a B.S. in Mathematics from the University of Maryland and an M.S. in Management from the Massachusetts Institute of Technology, where he was a Sloan Fellow. We believe that Mr. Reddersen’s qualifications to serve on our Board include his expertise in developing and executing corporate strategies and his extensive experience in, and knowledge of, the telecommunications industry.

Lewis Solomon has been a director since 2002 and was elected Chairman of the Board in June 2008. On April 17, 2013, Mr. Solomon resigned as Chairman of the Board and the Corporate Governance and Nominating Committee and indicated that he would not stand for re-election at the upcoming Annual Meeting. Mr. Solomon has been Chairman and CEO of SCC Company, a consulting firm specializing in technology, since 1990. Mr. Solomon also co-founded Broadband Services, Inc. (BSI), an outsource provider of supply chain management, network planning, and fulfillment services and was Chief Executive Officer from 1999 to 2004. From 1983 to 1988, he served as an Executive Vice President at Alan Patricof Associates, a global venture capital firm. Mr. Solomon also spent 14 years at General Instrument Corporation, ultimately as Senior Vice President and Assistant to the Chief Executive Officer. Mr. Solomon is a director of Anadigics, Inc., and was a director of Lantronix, Inc. from 2008 through 2010. We believe that Mr. Solomon’s qualifications to serve on our Board include his many years of experience in management within the communications industry and his experience in investing in growth companies.

Susan G. Swenson has been a director since February 2012. From March 2008 to March 2011, Ms. Swenson served as President and Chief Executive Officer of Sage Software-North America, the North American division of The Sage Group PLC, a global supplier of business management software and services. From August 2007 to March 2008, she was Chief Operating Officer at Atrinsic, Inc. a digital content company. Prior to joining Atrinsic, Inc., she served as Chief Operating Officer of Amp’d Mobile, Inc, a mobile virtual network start-up, from 2006 to 2007. Ms. Swenson was the President and Chief Operating Officer of T-Mobile USA from 2004 to 2005 and of Leap Wireless International, Inc. from 1999 to 2004. She served as the President and Chief Executive Officer of Cellular One from 1994 to 1999. From 1979 to 1994 she served in various management capacities at Pacific Bell, ultimately serving as President and Chief Operating Officer of PacTel Cellular and Vice President, Pacific Bell – Northern California Business Unit. She currently serves as a director of Wells Fargo, Spirent PLC, a multinational telecommunications testing company, Novatel Wireless, a provider of wireless solutions, and FirstNet, an independent authority within NTIA/Department of Commerce responsible for establishing a single nationwide, interoperable public safety broadband network. Ms. Swenson holds a B.A. in French from San Diego State University. We believe that Ms. Swenson’s qualifications to serve on our Board include her extensive public company board experience and her senior management experience in the worldwide communications and software industries, particularly her years of experience in such capacities in companies offering mobile device services to consumers and businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the NASDAQ Stock Market. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms prepared and filed by it or received by it or on written representations from the reporting persons, the Company believes that, with respect to 2012, all filing requirements applicable to its officers, directors and 10% stockholders were complied with, except as follows: the Form 3 for Susan G. Swenson was filed March 13, 2012, one day after the filing date required under SEC rules.

DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2012 annual meeting of stockholders.

AUDIT COMMITTEE

The Board has a separately-designated Audit Committee. The charter for the Audit Committee is posted on our website at www.harmonicinc.com.

The Audit Committee currently consists of Messrs. Covert and Reddersen and Ms. Swenson, each of whom is independent under Rule 10A-3 of the Exchange Act and under applicable NASDAQ Stock Market listing standards. The Audit Committee serves as the representative of the Board for general oversight of the quality and integrity of Harmonic’s financial accounting and reporting process, system of internal control over financial reporting, management of financial risks, audit process, and process for monitoring the compliance with related laws and regulations. The Audit Committee engages the Company’s independent registered public accounting firm and approves the scope of both audit and non-audit services. Matters within the scope of the Audit Committee were also discussed in executive sessions at regularly scheduled meetings of the Board in 2012. The Audit Committee held eight meetings during 2012.

The Board has determined that Mr. Covert is an “audit committee financial expert,” as defined by the current rules of the SEC. The Board believes that Mr. Covert’s experience as the chief financial officer of several companies publicly traded on U.S. stock exchanges qualifies him as an “audit committee financial expert” because he has acquired relevant expertise and experience from performing his duties as a chief financial officer.

CODE OF BUSINESS CONDUCT AND ETHICS

Harmonic has adopted a Code of Business Conduct and Ethics for Senior Operational and Financial Leadership (the “Code”), which applies to its Chief Executive Officer, its Chief Financial Officer, its Corporate Controller and other senior operational and financial management. The Code is available on the Company’s website at www.harmonicinc.com.

Harmonic intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of the Code by posting such information on our website, at the address specified above, and, to the extent required by the listing standards of the NASDAQ Global Select Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Role of the Compensation and Equity Ownership Committee

The Compensation and Equity Ownership Committee (“Compensation Committee”) of Harmonic’s Board of Directors is responsible for approval of the Company’s executive compensation policies, compensation paid to executive officers, and administration of the Company’s equity ownership plans. The Compensation Committee currently consists of Messrs. Kvamme, Gallagher and Reddersen and Ms. Reaugh, none of whom is an employee of the Company, and each of whom is independent under applicable NASDAQ listing standards and for the purposes of Section 162(m) of the Code and Section 16 of the Securities and Exchange Act of 1934, as amended (the “’34 Act”). The charter of the Compensation Committee was adopted by the Board of Directors, and is posted on Harmonic’s website at www.harmonicinc.com.

The Compensation Committee has retained the services of Meyercord Associates (“Meyercord”), an independent compensation consulting firm, to assist the Compensation Committee in the evaluation of appropriate cash and equity compensation for executive management. Meyercord provides no other services to the Company, other than essentially the same services with respect to Board compensation. Meyercord makes recommendations to the Compensation Committee on the design and implementation of compensation plans, assists in determining the appropriate number of shares to be used for equity awards granted under the Company’s equity plans, reviews data and recommendations provided by management, and also reviews specific compensation proposals for each of the Company’s executive officers named in the Summary Compensation Table in the Company’s Form 10-K/A for the applicable year (“NEO”). Meyercord attends all or part of certain Compensation Committee meetings, as requested by the Compensation Committee.

Role of Management

Harmonic’s CEO, assisted by our Senior Vice President of Human Resources, works with the Compensation Committee to establish meeting agendas. The CEO makes recommendations to the Compensation Committee with respect to the compensation of other members of executive management and the design and implementation of incentive compensation programs for NEOs. For 2012 executive compensation, these recommendations were developed with the assistance of Meyercord. The Compensation Committee considers the recommendations of management, but is not bound by such recommendations. The CEO does not make recommendations to the Compensation Committee with respect to his own compensation and is not present at any portion of Compensation Committee meetings when his compensation is discussed or when the Compensation Committee elects to meet in executive session. In 2013, the Compensation Committee considered and assessed all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the ’34 Act, that could give rise to a potential conflict of interest with respect to Meyercord’s work. Based on this review, we are not aware of any conflict of interest that has been raised by work performed by Meyercord.

Compensation Philosophy and Programs

The Company’s executive compensation programs are designed to attract, motivate and retain executives who will contribute significantly to the long-term success of the Company and the enhancement of stockholder value. Consistent with this philosophy, the following goals provide a framework for our executive compensation program:

•	provide a competitive total compensation package to attract, retain and motivate executives who must operate in a demanding and rapidly changing business environment;

•

relate total compensation for each executive, consisting of base salary, annual cash bonus and equity awards, to overall company performance and, in the case of base salary and equity awards, to individual performance;

•	tie annual cash bonus compensation to the Company’s achievement of objective performance parameters;

•

reflect competitive market requirements and strategic business needs in determining the appropriate mix of cash and non-cash compensation and short-term (base salary and annual cash bonus) and long-term compensation (equity awards);

•	put at risk a significant portion of each executive’s total target compensation, with the intent to reward superior performance by the Company; and

•	align the interests of our executives with those of our stockholders.

At our 2012 Annual Meeting of Stockholders, we held a stockholder advisory vote on the compensation of our NEOs, commonly referred to as a “say-on-pay vote.” Our stockholders approved the compensation of our NEOs, with over 95% of stockholder votes cast voting in favor of the say-on-pay proposal. As we evaluated our compensation practices and talent needs throughout 2012, we were mindful of the support our stockholders expressed for our philosophy of linking compensation to our financial goals and in support of enhancing stockholder value. As a result, the

Compensation Committee decided to retain our general approach with respect to our executive compensation programs, with an emphasis on delivering long-term and short-term incentive compensation that rewards our executives commensurate with the value they deliver to our stockholders.

Management of Risk Arising from Incentive Compensation Policies

The Compensation Committee has considered whether the Company’s overall compensation program for employees creates incentives for employees to take excessive or unreasonable risks that could materially harm the Company. The Committee believes that our incentive plans are typical for our industry and market competitive, and that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. Several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long-term and short-term compensation incentives that we believe are properly weighted, the uniformity of compensation policies across the Company, caps on payments from the plans and the use of our business plan, which the Compensation Committee regards as setting an appropriate level of risk for the Company, as a baseline for our incentive bonus plan targets. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to inappropriate transactions in exchange for short-term compensation benefits.

Elements of Compensation

In order to achieve the above goals, our total compensation packages include base salary and annual bonus paid in cash, as well as long-term equity compensation in the form of stock options or restricted stock units, or a combination of each. We also make available benefit plans to our executive officers which are generally provided to all regular full-time employees of Harmonic. We believe that appropriately balancing the total compensation package and ensuring the incentive effect of a significant portion of the package is necessary in order to provide market-competitive compensation. We focus on ensuring that the balance of the various components of our compensation program is optimized to motivate executives to improve our results on a cost-effective basis. The factors which are used to determine individual compensation packages are generally similar for each NEO, including our CEO.

In order to assess our compensation competitiveness against peer companies in 2012, management recommended a peer group, which included approximately 20 companies. These peer companies were selected from the telecommunications and video services technology industries based principally on revenue and market capitalization data that placed Harmonic approximately in the middle of the range.

The Compensation Committee then asked Meyercord to review management’s recommendations as to an appropriate peer group for Harmonic. Meyercord selected the final peer group companies based principally on revenue and market capitalization data, and the peer group included many technology companies in the Company’s immediate geographic area with whom the Company competes for executive talent. These peer group recommendations from management and Meyercord were reviewed and discussed by the Compensation Committee, and a final list, as shown below, was approved by the Compensation Committee. Data prepared by Meyercord for the approved peer group were used by management in formulating recommendations to the Compensation Committee for 2012 cash and equity compensation. Information from Meyercord was also used in formulating the CEO’s recommendations to the Compensation Committee with respect to the design and implementation of compensation packages and for specific proposals related to the individual elements and total compensation packages for other NEOs, as well as for other employees.

The approved peer group for 2012 consisted of the following companies:

Ariba	Finisar
Arris Group	Infinera
Aruba Networks	Netgear
BigBand Networks	Plantronics
Blue Coat Systems	Quantum
Cadence	SeaChange International
Coherent	Sonus Networks
Electronics for Imaging	Synaptics
Extreme Networks	TIVO

Base Salary

Base salaries for NEOs, including that of the CEO, are set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. The Compensation Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions, individual performance and responsibilities, and the Company’s financial position. The aggregate value of our total cash compensation (base salary and targeted bonus) for NEOs is generally set at approximately the 50th percentile of executive compensation of the approved peer group, with the intent that superior performance under incentive bonus plans would enable the executive to elevate total cash compensation to levels that are above the average of comparable companies.

Following a review with Meyercord of the above factors and the data regarding our peer group, the Compensation Committee decided that action to increase base salaries was appropriate in 2012, particularly given that no NEO, other than Mark Carrington in 2011, received any adjustments in base salaries in 2009, 2010 and 2011. Increases to base salaries were not made in 2009 through 2011, other than with respect to Mr. Carrington in 2011, in part because the Committee believed that significant adjustments were not necessary at the time and in part because of management’s desire to control expenses in response to the global economic recession in 2009 and 2010 and its impact on the Company’s business. Mr. Carrington’s base annual salary was increased from $225,000 in 2010 to $260,000 in 2011, bringing him in line with the other Senior Vice President NEOs.

Base salaries for each of the NEOs, other than Patrick J. Harshman, President and Chief Executive Officer, were increased in 2012, effective February 28, 2012. The base annual salary increase for each such NEO was as follows: (1) Carolyn A. Aver, Chief Financial Officer - $325,000 to $338,000; (2) Charles Bonasera, Senior Vice President, Operations and Quality - $250,000 to $260,000; (3) Mark Carrington, Senior Vice President, Worldwide Sales - $260,000 to $270,400; and (4) Neven Haltmayer, Senior Vice President, Research and Development - $250,000 to $275,000. These increases were made in 2012, in part, due to the Company’s performance in 2011 and, in part, because, as a result of no increases for the prior two years for all but one of such NEOs, Mr. Carrington, the Company’s base salaries for NEOs were not competitive. Base salaries for NEOs are disclosed in the Summary Compensation Table on page 17 of this Form 10-K/A.

Base salaries for each of the NEOs were increased for 2013, effective February 4, 2013, primarily because the Compensation Committee determined that the base salaries for the NEOs were not competitive. Further, Patrick J. Harshman, the Company’s President and Chief Executive Officer, had not received an increase in base salary since 2008. The base annual salary increase for each of the NEOs was as follows: (1) Patrick J. Harshman - $450,000 to $500,000; (2) Carolyn A. Aver, Chief Financial Officer - $338,000 to $365,000; (3) Charles Bonasera, Senior Vice President, Operations and Quality - $260,000 to $275,000; and (4) Neven Haltmayer, Senior Vice President, Research and Development - $275,000 to $300,000. After these adjustments, based on the most recent, but lagging (for 2012), base salary information available for the 2013 approved peer group (as shown above, less Ariba, BigBand, Blue Coat and Quantum), Mr. Harshman’s base salary is slightly above the 25th percentile for the peer group, Ms. Aver’s base salary is slightly above the 60th percentile for the peer group, Mr. Bonasera’s base salary is slightly below the 50th percentile for the peer group, and Mr. Haltmayer’s base salary is at the 50th percentile for the peer group.

Incentive Bonus Plan

The Company’s annual incentive bonus plan in which NEOs participate reflects the Compensation Committee’s belief that a meaningful component of executive compensation should be contingent on the Company achieving performance targets, thereby introducing a significant element of “pay for performance” and appropriate incentives to produce superior results.

For 2010, a target bonus was established for each NEO by reference to the data from the peer group selected for that year, resulting in three components weighted as follows (other than for the then Vice President, Worldwide Sales): revenue (40%); non-GAAP operating income (40%); and strategic revenue (20%). For the Vice President, Worldwide Sales, the components were revenue (80%), strategic revenue (10%) and operating income (10%). The strategic revenue component was added in 2010 to induce management to focus efforts on the Company achieving specified revenue goals in certain strategic categories.

For 2011, the Compensation Committee modified the incentive plan for NEO’s (based, in part, on relevant peer group data), with 60% of the target bonus tied to a revenue target and 40% tied to non-GAAP operating income for each NEO, other than the then Vice President, Worldwide Sales, whose percentages were 80% for revenue and 20% for non-GAAP operating income. The Compensation Committee dropped the strategic revenue component it used in 2010, and applied the percentage of the target bonus previously allocated to strategic revenue to the revenue component (or, in the case of the Senior Vice President, Worldwide Sales, to non-GAAP operating income), because, with a focus on fully integrating Omneon (acquired in September 2010) into our business, it was determined that an overarching concentration on Company revenue and operating income was sufficient and appropriate.

For 2012, the Compensation Committee again modified the incentive plan for NEOs (based, in part, on relevant peer group data), with 40% of the target bonus tied to a revenue target, 40% tied to a non-GAAP operating income target, and 20% tied to a strategic product revenue target ( in this case, service and support, media storage and new media) for each NEO, other than the Senior Vice President, Worldwide Sales, whose percentages were 80% for revenue (on a commission basis from the first dollar of revenue) and 20% for strategic product revenue. The Compensation Committee chose to include a strategic product revenue component in the plan, in part, because the Omneon acquisition had been fully integrated and, in part, because it desired to have the NEOs focus the Company’s attention on revenue growth in the three designated product areas.

In addition, the 2010, 2011 and 2012 incentive bonus plans had minimum thresholds for each component that had to be met in order for any payout to be made, and a cap of 200% of target bonus for any participant, including NEOs.

For 2012, the Compensation Committee approved the following targets for the incentive plan:

	Revenue	Non-GAAP Operating Income (as defined)	Strategic Product Revenue (as defined)
		$ Millions
Threshold	$550	$55	$105
Target	$618	$87	$138
Maximum	$660	$110	$165

For performance between these levels, bonus payouts, other than for the Senior Vice President, Worldwide Sales, would be determined by straight line interpolation. No payments would be made under the revenue component of the 2012 incentive plan, other than to the Senior Vice President, Worldwide Sales, if the threshold target for non-GAAP operating income was not achieved.

The Compensation Committee believed that the 2012 bonus targets were challenging, but achievable, based on their review of the Company’s operating plan for 2012, their experience with respect to the Company’s historical performance in a business heavily dependent on the capital spending plans of a limited number of large customers, and their assessment of the difficult economic environment that had begun in the second half of 2011. In 2012, the Company did not exceed the threshold for either revenue or non-GAAP operating income, but did exceed the threshold for strategic product revenue.

As a result, the incentive pool, without reference to the revenue component portion paid to the Senior Vice President, Worldwide Sales, was funded at 12.66% of the aggregate targeted amount. Bonus payments from the 2012 incentive plan were approved by the Compensation Committee in January 2013, and made to executive officer participants in February 2013, as disclosed in the Summary Compensation Table on page 17 of this Form 10-K/A. All bonus amounts paid to NEOs with respect to 2012 were paid pursuant to the 2012 incentive bonus plan.

Equity Compensation Plans

The Compensation Committee believes that equity compensation plans are an essential tool to link the long-term interests of stockholders and employees, especially the Chief Executive Officer and executive management, and serve to motivate employees, and particularly executive management, to make decisions that will, in the long run, deliver the best returns to stockholders, thus rewarding excellent long-term performance. Since 2010, stock options and restricted stock units (“RSUs”) have been granted to executive management, including NEOs, when they join the Company, and on an annual basis thereafter.

From 2010 through mid-2012, stock options and RSU awards generally vested over a four year period. Beginning in mid-2012, new awards generally vested over a three year period. Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The size of an initial equity award grant is based upon the position, responsibilities and expected contribution of the individual, with subsequent grants also taking into account the individual’s performance, potential contributions, and, to a lesser extent, the vesting status of previously awards. This approach is designed to align optionees’, including NEOs’, interests with stockholders’ interests over the long term, as no benefit is realized from the grant unless the price of the Company’s common stock has increased over the number of years that the award vests.

The Compensation Committee awarded stock options to most employees, including NEOs, on an annual basis until 2009, when the use of stock options was replaced by restricted stock units for most non-executive employees. In prior years, the total pool of annual grants to be made to all employees, including NEOs, was determined principally by reference to guidelines published by shareholder advisory firms such as Institutional Shareholder Services and, in part, to historic practice. The guidelines generally refer to metrics such as total annual awards as a percentage of shares outstanding and total outstanding awards as a percentage of fully diluted shares. Historically, the Compensation Committee has set the total pool of equity awards to result in the Company’s use of options being substantially lower than the guideline amounts.

Executive officers are also eligible to participate in the Company’s 2002 Employee Stock Purchase Plan (ESPP). The ESPP is available on a broad basis to the Company’s employees. The ESPP allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning of a six month offering period or the fair market value at the end of the offering period, with the purchase amount limited to the lesser of 10% of eligible compensation or 3,000 shares per offering period, or as otherwise limited by applicable IRS regulations.

Financial Accounting Standards Codification Topic 718 of the Financial Accounting Standards Board (“FASC Topic 718”) requires the Company to record a charge to earnings for equity compensation. However, the Compensation Committee believes that the Company should continue to operate its equity compensation plans in spite of the significant non-cash charges incurred by the Company as a result of the application of FASC Topic 718. The Compensation Committee continues to monitor the impact of the accounting standard on Harmonic’s earnings, changes in the design and operation of equity compensation plans by other companies, particularly those with whom the Company competes locally for employees, and the attitude of financial analysts and investors towards these significant and potentially volatile non-cash charges. In 2010, 2011 and 2012, most employees who received equity awards, other than NEOs, received them in the form of restricted stock units. Beginning in mid-2012, new equity awards vested over three years, rather than four, and the amount of the awards are proportionally decreased from the amount that would have been granted with four year vesting. These practices generally results in lower and more predictable accounting charges.

The Compensation Committee continues to believe that broad-based equity plans reward long-term performance and remain an essential element of a competitive compensation package, as such plans are offered currently by most public and private technology companies in Silicon Valley with whom the Company competes for both executive and non-executive employees. Approximately 90% of eligible employees currently hold stock options and/or restricted stock units, and approximately 66% of eligible employees are currently participating in the Company’s ESPP.

Equity Compensation Grant Practice

The Compensation Committee approves all stock option or restricted stock unit grants, except for certain grants made to non-executive employees in the ordinary course of business, for which it has delegated authority to the CEO, within pre-approved parameters, pursuant to an Employee Equity Issuance Policy. The Compensation Committee reviews all grants made pursuant to the Employee Equity Issuance Policy. Initial hire grants of stock options that are within the CEO’s approved range are made on the first Friday following the employee’s start date, initial hire grants of restricted stock units are made on the second Friday of each month, and any other grants made by the CEO pursuant to authority granted by the Compensation Committee are made on Fridays of the week of such grant. Stock options are granted at 100% of the closing price of our stock on the NASDAQ Stock Market on the date of grant.

Initial hire grants that are for executives reporting to the CEO or grants which are above the CEO’s approved range are approved by the Compensation Committee, with the grant date being the day of approval by the Compensation Committee and, if in the form of a stock option, the exercise price being the closing price of the stock on the NASDAQ Stock Market on that date. The initial grants are effective as of the date of grant, with vesting generally beginning on the date of commencement of employment. Annual grants are usually made in the first half of the year, and, in 2012, these grants were made in February. This timing enables management and the Compensation Committee to consider performance by both the Company and the individual and balance it against our expectations for the current year.

We do not time the granting of stock options or restricted stock units with any favorable or unfavorable news released by the Company. The timing of initial grants is driven by the date of hire of our new employees. The Board of Directors and Compensation Committee meeting schedules, for review and approval of annual grants, are usually established several months in advance for the calendar year. Proximity of any awards to an earnings announcement or other market events is coincidental.

Retirement Benefits

The Company does not provide pension benefits or deferred compensation plans to any of its employees, including NEOs, other than a 401(k) deferred compensation plan which is open to all regular, full-time U.S. employees. The Company suspended matching contributions to the 401(k) plan in 2010, 2011 and 2012, but reinstated its matching contribution policy, of up to $1000 a year for each participant, for 2013. The Compensation Committee reviews regularly the performance of, and changes to, the 401(k) plan.

Change-of-Control Agreements

The Company does not have employment agreements with any of its present NEOs. However, as a historical practice, it has generally provided change of control severance agreements to its NEOs. These agreements are designed to incentivize continuing service to the Company by NEOs in the event that the Company may be in discussions regarding strategic transactions and to provide short-term benefits in the event that a NEO’s position is eliminated or responsibilities or compensation are reduced following a change of control.

The Company has entered into a change of control severance agreement with each of its NEOs. Under the terms of the respective NEO’s change of control severance agreement, in the event of termination of the NEO other than for cause (as defined in the relevant change of control severance agreement) within 18 months following a change in control of the Company, the NEO will be entitled to certain payments. Mr. Harshman, the Company’s President and Chief Executive Officer, will receive a lump-sum payment of twice his annual salary, an amount equal to twice the greater of 50% of his then annual target bonus and the average of the actual bonus paid to him in each of the two prior years, and a continuation of his health, dental, and life insurance benefits for up to one year after the change of control. The other NEOs will receive a lump-sum payment of one year’s salary, an amount equal to the greater of 50% of the NEO’s then annual target bonus and the average of the actual bonus paid to the NEO in each of the two prior years, and a continuation of the NEO’s health, dental and life insurance benefits for up to one year after the change of control. These agreements also provide for out-placement assistance and the full acceleration of unvested stock options and any restricted stock awards held by the respective NEO in the event of such termination, subject to certain limitations.

Other Compensation

Other elements of executive compensation include life and long-term disability insurance and health benefits. These benefits are available to all regular, full-time U.S. employees of the Company on the same basis, and similar benefits are provided to most employees in other countries. Until cancelled in mid-2011, all NEOs had access to a supplemental medical plan which provided coverage of additional out-of-pocket medical costs, subject to an annual limit . Management periodically reviews the level of benefits provided to all employees and adjusts those levels as appropriate. Company payments for NEOs pursuant to these other elements of compensation in 2010, 2011 and 2012 are included in the “All Other Compensation” column in the Summary Compensation Table on page 17 of this Form 10-K/A.

Approvals

In January 2012, the Compensation Committee approved the 2011 cash incentive compensation for all NEOs. The Company’s CEO was not present during the portion of the meetings during which his compensation was discussed and approved. Equity compensation awards for NEOs, and salary increases for NEOs other than Mr. Harshman, were approved by the Compensation Committee in February 2012.

Stock Ownership Guidelines

The Company currently has no stock ownership guidelines for its NEOs.

Financial Restatements

The Company has never restated its financial statements and does not have an established practice regarding the adjustment of bonus payments if the performance measures on which they were based are restated in a manner that would change the amount of an award.

Section 162(m)

We have considered the potential future effects of Section 162(m) of the Code on the compensation paid to our NEOs. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for the Chief Executive Officer, the Chief Financial Officer or the three other most highly compensated executive officers, unless such compensation is “performance-based” under Section 162(m). For 2012, no executive officer received compensation subject to Section 162(m) in excess of $1.0 million. We have adopted a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m).

Report of the Compensation and Equity Ownership Committee of the Board of Directors on Executive Compensation

The Compensation and Equity Ownership Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on the Compensation Committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation and Equity Ownership Committee

E. Floyd Kvamme
Patrick Gallagher
Mitzi Reaugh
William Reddersen

The information contained above under the caption “Report of the Compensation and Equity Ownership Committee of the Board of Directors on Executive Compensation” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference to such filing.

COMPENSATION OF DIRECTORS

As compensation for its non-employee directors, Harmonic uses a combination of cash and equity-based incentive compensation. Directors who are employees of the Company do not receive additional compensation for their service as directors.

Cash Compensation. Each non-employee director is paid an annual retainer of $35,000. In addition, the Chair of the Audit Committee is paid an annual retainer of $32,000, the Chair of the Compensation and Equity Ownership Committee is paid an annual retainer of $18,000, and the Chair of the Corporate Governance and Nominating Committee is paid an annual retainer of $11,000. Other members of the Board committees receive an annual retainer as follows: Audit Committee — $16,000; Compensation and Equity Ownership Committee — $9,000; and Corporate Governance and Nominating Committee — $5,500. The non-executive Chairman of the Board receives an additional annual retainer of $40,000. No additional fees are paid for attending in-person or telephonic meetings of the Board or its committees.

Equity Compensation. The 2002 Director Stock Plan, as amended, currently provides for grants of stock options or restricted stock units to be made in three ways:

•

Initial Grants. Each new non-employee director who joins the Board (excluding a former employee director who ceases to be an employee director, but who remains a director) is entitled to receive stock options or restricted stock units, or a mix thereof, on the date that the individual is first appointed or elected to the Board, as determined by the Board in its sole discretion.

•

Ongoing Grants. Each non-employee director who has served on the Board for at least six months, as of the date of grant, will receive an annual grant of stock options or restricted stock units, or a mix thereof, as determined by the Board in its sole discretion.

•	Discretionary Grants. The Board may make discretionary grants of stock options or restricted stock units, or a mix thereof, to any non-employee director.

2012 COMPENSATION OF DIRECTORS

Name	Fees Paid in Cash($)	Stock Awards ($)(2)(3)	Total ($)(4)
Patrick Gallagher	53,000	109,999	162,999
Patrick J. Harshman (1)	—	—	—
Harold Covert	67,000	109,999	176,999
E. Floyd Kvamme	56,250	109,999	166,249
Mitzi Reaugh (5)	22,000	166,957	188,957
William F. Reddersen	60,000	109,999	169,999
Susan G. Swenson (6)	34,250	166,957	201,207
Lewis Solomon (7)	86,000	109,999	195,999
Anthony J. Ley (8)	17,500	—	17,500
David R. Van Valkenburg (9)	29,250	—	29,250

(1)	Compensation earned in 2012 by Mr. Harshman for his service as CEO is shown in the Summary Compensation Table on page 17 of this Form 10-K/A. Mr. Harshman receives no compensation for his service as a director.
(2)	The amounts in this column represent the aggregate grant date fair value of awards for grants of restricted stock units and stock options to each listed director in 2012, computed in accordance with applicable accounting guidance. These amounts do not represent the actual amounts paid to or realized by the directors during 2012 or thereafter. The grant date fair market value of the restricted stock units is based on the closing market price of the common stock on the date of grant. The grant date fair market value of the option awards is calculated using the Black-Scholes valuation model and the assumptions described in footnote (5) on page 18 of this Form 10-K/A.
(3)	Grants of restricted stock units under our 2002 Director Stock Plan were made on July 30, 2012 to each of the Company’s non-employee directors. Each restricted stock unit grant was for 25,943 shares, with full vesting to occur on February 15, 2013. Each of our new directors in 2012, Ms. Reaugh and Ms. Swenson, received a stock option grant for 30,000 shares of common stock on July 30, 2012. These grants, at an exercise price equal to the fair market value of the common stock on the date of grant, vest monthly over three years from the date of the respective director joining Harmonic’s Board of Directors.
(4)	Neither the non-employee directors nor Mr. Harshman received any other compensation for their services as a director.
(5)	Ms. Reaugh was elected as a director in July 2012.
(6)	Ms. Swenson was first elected as a director in February 2012.
(7)	Mr. Solomon has informed the Board that he will not stand for reelection in 2013.
(8)	Mr. Ley did not stand for reelection in 2012 and, as a result, ceased serving as a director in June 2012.
(9)	Mr. Van Valkenburg did not stand for reelection in 2012 and, as a result, ceased serving as a director in June 2012.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

The following table provides the number of shares of common stock subject to outstanding options and restricted stock units held by the directors of the Company at December 31, 2012.

Name	Unvested Restricted Stock Units Outstanding	Stock Options Outstanding
Patrick Gallagher	25,943	30,000
Patrick J. Harshman(1)	212,500	1,520,000
Harold Covert	25,943	30,000
E. Floyd Kvamme	25,943	60,000
Mitzi Reaugh	25,943	30,000
William F. Reddersen	25,943	60,000
Susan G. Swenson	25,943	30,000
Lewis Solomon(2)	25,943	60,000

(1)	All restricted stock units and options awarded to Mr. Harshman were for services as an employee. Mr. Harshman did not receive equity grants for service as a director.
(2)	Mr. Solomon has informed the Board that he will not stand for reelection in 2013.

OTHER MATTERS RELATING TO DIRECTORS

Susan G. Swenson, one of our directors, served as chief operating officer of Amp’d Mobile, Inc., a mobile technology provider, from October 2006 until July 2007. In June 2007, Amp’d Mobile filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware, and in July 2007 Amp’d Mobile ceased operations and thereafter sold its assets.

EXECUTIVE OFFICERS

The following sets forth certain information regarding the executive officers of Harmonic as of April 10, 2013.

Name	Age	Position
Patrick J. Harshman	48	President & Chief Executive Officer
Carolyn V. Aver	53	Chief Financial Officer
Charles J. Bonasera	55	Senior Vice President, Operations and Quality
Neven Haltmayer	48	Senior Vice President, Research and Development

Patrick J. Harshman joined Harmonic in 1993 and was appointed President and Chief Executive Officer in 2006. In 2005, he was appointed Executive Vice President responsible for the majority of our operational functions, including the unified digital video and broadband optical networking divisions and global marketing. Prior to the consolidation of our product divisions, Dr. Harshman held the position of President of the Convergent Systems division and, for more than four years prior to that, was President of the Broadband Access Networks Division. Dr. Harshman has also previously held key leadership positions in marketing, international sales, and research and development. Dr. Harshman earned a Ph.D. in Electrical Engineering from the University of California, Berkeley, and completed an Executive Management Program at Stanford University.

Carolyn V. Aver joined Harmonic in June 2010 as Chief Financial Officer. From 2007 to May 2010, she provided financial consulting services to a number of companies, including as the interim Chief Financial Officer of Axiom Legal, a global legal staffing firm. From 2002 to October 2007, when it was acquired by Oracle Corporation, she served as the Executive Vice President and Chief Financial Officer of Agile Software Corporation. From 1998 to 2000, Ms. Aver was the Chief Financial Officer of USWeb/CKS, until its merger with Whitman-Hart. She was the Chief Financial Officer of BackWeb from 1997 to 1998 and the Chief Financial Officer of ParcPlace-Digitalk from 1993 to 1997. From 1984 to 1993, Ms. Aver held various financial management roles, including the Vice President of Finance and Chief Financial Officer at Autodesk. Ms. Aver began her career with Arthur Young & Company (now Ernst & Young), and earned her CPA in 1986. She obtained a B.S. in Accounting from California State University East Bay.

Charles J. Bonasera joined Harmonic in 2006 as Vice President, Operations and Quality. He became a Senior Vice President in March 2011. From 2005 to 2006, Mr. Bonasera was Senior Director-Global Sourcing at Solectron Corporation, a global provider of electronics manufacturing services and supply chain solutions. From 1999 to 2005, Mr. Bonasera held various key positions in outsourcing strategies, commodity management, supply management and supply chain development at Sun Microsystems, Inc.

Neven Haltmayer joined Harmonic in 2002, and was appointed Vice President, Research and Development in 2005. He became Senior Vice President, Research and Development in March 2011. Prior to that appointment, Mr. Haltmayer was Director of Engineering of Compression Systems and managed the development of Harmonic’s MPEG-2 and MPEG-4 AVC/H.264 encoder and Electra product lines. Between 2001 and 2002, Mr. Haltmayer held various key positions, including Vice President of Engineering, and was responsible for system integration and development of set top box middleware and interactive applications, while at Canal Plus Technologies. Mr. Haltmayer holds a Bachelor’s degree in Electrical Engineering from the University of Zagreb, Croatia.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth summary information concerning the compensation earned by our Named Executive Officers (“NEOs”), including Patrick J. Harshman, our President and Chief Executive Officer, Carolyn V. Aver, our Chief Financial Officer, and the three most highly compensated executive officers of the Company in 2012, in each case for services to our Company, in all capacities, during the fiscal years ended December 31, 2012, 2011 and 2010.

Name & Principal Position	Year	Salary	Stock Awards(3)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other(5)	Total
Patrick J. Harshman,	2012	$450,000	$675,400	$647,196	$56,970	$23,441	$1,853,007
President & Chief	2011	450,000	775,200	701,424	190,980	20,185	2,137,789
Executive Officer	2010	450,000	769,200	619,496	454,950	17,742	2,311,388

Carolyn V. Aver,	2012	335,700	337,700	264,762	26,164	16,830	981,156
Chief Financial Officer(1)	2011	325,000	387,600	366,192	84,880	14,112	1,177,784
	2010	186,250	630,300	608,520	117,950	7,442	1,550,462

Charles Bonasera,	2012	258,231	245,600	191,217	19,623	20,213	734,884
Senior Vice President,	2011	250,000	290,700	274,644	63,660	13,209	892,213
Operations and Quality	2010	250,000	310,885	247,798	151,650	18,479	978,812

Mark Carrington,	2012	268,560	276,300	235,344	218,724	8,165	1,007,093
Senior Vice President,	2011	260,000	290,700	274,644	211,035	5,920	1,042,299
Worldwide Sales(2)	2010	225,577	387,940	357,534	157,243	5,737	1,134,031

Neven Haltmayer,	2012	270,577	276,300	235,344	20,573	30,048	832,842
Senior Vice President,	2011	250,000	314,925	297,531	63,660	17,487	943,603
Research & Development	2010	250,000	310,885	247,798	153,570	17,479	979,732

(1)	Ms. Aver joined the Company as its Chief Financial Officer in June 2010.
(2)	Mr. Carrington became Vice President, Services and Support in January 2010, Vice President, Worldwide Sales in November 2010, and Senior Vice President, Worldwide Sales in March 2011. He resigned as an officer and employee in January 2013.
(3)	The amounts in this column represent the fair value of the restricted stock unit award or option award, as applicable, on the grant date, computed in accordance with applicable accounting standards, and do not reflect actual amounts paid or received by any officer. The grant date fair market value of the option awards is calculated using the Black-Scholes valuation model and the assumptions described in footnote (5) on page 18 of this Form 10-K/A.
(4)	The amounts in this column represent payments made in February 2013, 2012 and 2011 under our 2012, 2011, and 2010 incentive bonus plans, respectively.
(5)	The amounts in this column represent group life insurance premiums and medical and dental plan premiums, and as well as reimbursement of certain medical costs under two supplemental plans that terminated at the end of 2011.

GRANT OF PLAN-BASED AWARD

The following table summarizes certain information regarding non-equity and equity plan-based awards granted by Harmonic to the NEOs in 2012:

	Grant Date for Equity Based Awards	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise Price of Option Awards(4)	Closing Price on Grant Date	Grant Date Fair Value of Option Awards(5)
Name		Threshold	Target	Maximum
Patrick J. Harshman	2/28/12	$—	$450,000	$900,000	110,000	220,000	$6.14	$6.14	$647,196
Carolyn V. Aver	2/28/12	—	208,000	416,000	55,000	90,000	6.14	6.14	264,762
Charles Bonasera	2/28/12	—	156,000	312,000	40,000	65,000	6.14	6.14	191,217
Mark Carrington	2/28/12	—	270,400	(6)	45,000	80,000	6.14	6.14	235,344
Neven Haltmayer	2/28/12	—	165,000	330,000	45,000	80,000	6.14	6.14	235,344

(1)	The estimated future payouts under non-equity incentive plans refers to potential payouts under our 2012 incentive bonus plan. The goals for the 2012 incentive bonus plan were approved by the Compensation Committee in February 2012. The actual payout amounts for each executive officer in 2013 were reviewed and approved by the Compensation Committee and the Board of Directors in February 2013 upon availability of financial results for 2012, and are included in the Summary Compensation Table on page 17 of this Form 10-K/A.
(2)	Restricted stock units granted to NEOs during 2012 vest 25% upon completion of 12 months service and 1/8 per six-month period thereafter.
(3)	Options granted to NEOs during 2012 expire 7 years from the date of grant and vest 25% upon completion of 12 months service and 1/48 per month thereafter.
(4)	The exercise price for option grants is the fair market value of the Company’s stock on the date of grant.
(5)	This amount represents the fair value of the award on the grant date, and is determined according to applicable accounting standards. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The option exercise price has not been deducted from these amounts. The actual value of the option will depend upon the market value of Harmonic’s common stock at the time the option is exercised. The grant date fair market value of the option awards is calculated using the Black-Scholes valuation model and is based on the following assumptions:

Assumptions	2012 Rate	2011 Rate
Average risk free interest rate	0.9%	.08%
Average expected term (year)	4.70%	4.75%
Average expected volatility	56%	55%

(6)	With respect to one performance category under Mr. Carrington’s bonus plan, the maximum award would be $108,160. With respect to the second performance category under his bonus plan, the potential payout is uncapped.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2012

The following table summarizes equity awards outstanding as of December 31, 2012 for each of the NEOs:

Name	Vesting Commencement Date(1)	Number of Shares Not Vested		Value of Shares Not Vested(2)	Stock Options Outstanding	Number of Securities Underlying Unexercised Options (# Exercisable)(3)		Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price	Option Expiration Date
Patrick J. Harshman	1/28/03				21,326	21,326		—	3.46	1/28/13
	2/27/06				80,000	80,000		—	5.87	2/27/13
	5/4/06				150,000	150,000		—	5.14	5/4/13
	1/20/04				50,000	50,000		—	9.29	1/20/14
	5/1/07				200,000	200,000		—	8.20	5/1/14
	5/3/05				48,674	48,674		—	5.86	5/3/15
	4/1/08				200,000	200,000		—	8.17	5/15/15
	2/15/09				195,000	186,875	(27)	8,125	5.63	2/24/16
	2/15/10				195,000	138,125	(28)	56,875	6.41	2/19/17
	2/15/11				160,000	73,333	(29)	86,667	9.69	3/4/18
	2/15/12				220,000	—	(30)	220,000	6.14	2/28/19
	2/15/09	13,125	(4)	$66,544
	2/15/10	—	(5)	—
	2/15/10	39,375	(6)	199,631
	2/15/11	50,000	(7)	253,500
	2/15/12	110,000	(8)	557,700

Carolyn V. Aver	6/1/10				220,000	137,500	(31)	82,500	5.73	6/1/17
	2/15/11				80,000	36,666	(32)	43,334	9.69	3/4/18
	2/15/12				90,000	—	(33)	90,000	6.14	2/28/19
	6/1/10	41,250	(9)	209,138
	2/15/11	25,000	(10)	126,750
	2/15/12	55,000	(11)	278,850

Charles Bonasera	4/1/07				21,703	21,703		—	8.20	5/1/14
	4/1/08				100,000	100,000		—	8.17	5/15/15
	2/15/09				45,000	42,291	(34)	2,709	5.63	2/24/16
	2/15/10				78,000	55,250	(35)	22,750	6.41	2/19/17
	2/15/11				60,000	27,500	(36)	32,500	9.69	3/4/18
	2/15/12				65,000	—	(37)	65,000	6.14	2/28/19
	2/15/09	4,375	(12)	22,181
	2/15/10	—	(13)	—
	2/15/10	15,750	(14)	79,853
	2/15/11	18,750	(15)	95,063
	2/15/12	40,000	(16)	202,800

Mark Carrington	1/4/10				60,000	43,750	(38)	16,250	6.56	1/4/17
	2/15/10				26,000	18,416	(39)	7,584	6.41	2/19/17
	11/15/10				25,000	13,020	(40)	11,980	6.76	11/30/17
	2/15/11				60,000	27,500	(36)	32,500	9.69	3/4/18
	2/15/12				80,000	—	(41)	80,000	6.14	2/28/19
	1/4/10	10,800	(17)	54,756
	2/15/10	5,250	(18)	26,618
	11/15/10	7,500	(19)	38,025
	2/15/11	18,750	(20)	95,063
	2/15/12	45,000	(21)	228,150

Neven Haltmayer	2/27/06				6,335	6,335		—	5.87	2/27/13
	1/14/04				8,000	8,000		—	8.93	1/14/14
	4/1/07				70,000	70,000		—	8.20	5/1/14
	4/1/2008				100,000	100,000		—	8.17	5/15/15
	2/15/2009				78,000	74,750	(42)	3,250	5.63	2/24/16
	2/15/2010				78,000	55,250	(35)	22,750	6.41	2/19/17
	2/15/11				65,000	29,791	(43)	35,209	9.69	3/4/18
	2/15/12				80,000	—	(41)	80,000	6.14	2/28/19
	2/15/09	5,250	(22)	26,618
	2/15/10	—	(23)	—
	2/15/10	15,750	(24)	79,853
	2/15/11	20,311	(25)	102,977
	2/15/12	45,000	(26)	228,150

(1)	Under our Stock Plan, our restricted stock unit awards have generally vested 25% upon completion of 12 months service and 1/8 per six month period thereafter, contingent upon continued employment. Exceptions to this vesting are identified in footnotes 5, 13 and 23 below.
(2)	The value of the shares not vested is the number of shares multiplied by $5.07, the closing price of the Company’s stock on December 31, 2012.
(3)	Under our Stock Plan, these options vest 25% upon completion of 12 months service and 1/48 per month thereafter and expire after seven years or ten years from date of grant, contingent upon continued employment.
(4)	As of December 31, 2012, 91,875 shares subject to this restricted stock unit award were vested, and 13,125 shares will vest on February 15, 2013.
(5)	As of December 31, 2012, the 15,000 shares subject to this restricted stock unit award were vested.
(6)	As of December 31, 2012, 65,625 shares subject to this restricted stock unit award were vested, 13,125 shares will vest on February 15, 2013, and an additional 13,125 shares will vest at six-month intervals thereafter until all shares are vested.
(7)	As of December 31, 2012, 30,000 shares subject to this restricted stock unit award were vested, 10,000 shares will vest on February 15, 2013, and an additional 10,000 shares will vest at six-month intervals thereafter until all shares are vested.
(8)	As of December 31, 2012, no shares subject to this restricted stock unit award were vested, 27,500 shares will vest on February 15, 2013, and an additional 13,750 shares will vest at six-month intervals thereafter until all shares are vested.
(9)	As of December 31, 2012, 68,750 shares subject to this restricted stock unit award were vested. 13,750 shares will vest on May 15, 2013, and an additional 13,750 shares will vest at six-month intervals thereafter until all shares are vested.
(10)	As of December 31, 2012, 15,000 shares subject to this restricted stock unit award were vested, 5,000 shares will vest on February 15, 2013, and an additional 5,000 shares will vest at six-month intervals thereafter until all shares are vested.
(11)	As of December 31, 2012, no shares subject to this restricted stock unit award were vested, 13,750 shares will vest on February 15, 2013, and an additional 6,875 shares will vest at six-month intervals thereafter until all shares are vested.
(12)	As of December 31, 2012, 30,625 shares subject to this restricted stock unit award were vested, and 4,375 shares will vest on February 15, 2013.
(13)	As of December 31, 2012, the 6,500 shares subject to this restricted stock unit award were vested.
(14)	As of December 31, 2012, 26,250 shares subject to this restricted stock unit award were vested, 5,250 shares will vest on February 15, 2013, and an additional 5,250 shares will vest at six-month intervals thereafter until all shares are vested.
(15)	As of December 31, 2012, 11,250 shares subject to this restricted stock unit award were vested, 3,750 shares will vest on February 15, 2013, and an additional 3,750 shares will vest at six-month intervals thereafter until all shares are vested.
(16)	As of December 31, 2012, no shares subject to this restricted stock unit award were vested, 10,000 shares will vest on February 15, 2013, and an additional 5,000 shares will vest at six-month intervals thereafter until all shares are vested.
(17)	As of December 31, 2012, 19,200 shares subject to this restricted stock unit award were vested, 3,600 shares will vest on February 15, 2013, and an additional 3,600 shares will vest at six-month intervals thereafter until all shares are vested.
(18)	As of December 31, 2012, 8,750 shares subject to this restricted stock unit award were vested, 1,750 shares will vest on February 15, 2013, and an additional 1,750 shares will vest at six-month intervals thereafter until all shares are vested.
(19)	As of December 31, 2012, 7,500 shares subject to this restricted stock unit award were vested, 1,875 shares will vest on May 15, 2013, and an additional 1,875 shares will vest at six-month intervals thereafter until all shares are vested.
(20)	As of December 31, 2012, 11,250 shares subject to this restricted stock unit award were vested, 3,750 shares will vest on February 15, 2013, and an additional 3,750 shares will vest at six-month intervals thereafter until all shares are vested.
(21)	As of December 31, 2012, no shares subject to this restricted stock unit award were vested, 11,250 shares will vest on February 15, 2013, and an additional 5,625 shares will vest at six-month intervals thereafter until all shares are vested.
(22)	As of December 31, 2012, 36,750 shares subject to this restricted stock unit award were vested, and 5,250 shares will vest on February 15, 2013.
(23)	As of December 31, 2012, 6,500 shares subject to this restricted stock unit award were vested.
(24)	As of December 31, 2012, 26,250 shares subject to this restricted stock unit award were vested, 5,250 shares will vest on February 15, 2013, and an additional 5,250 shares will vest at six-month intervals thereafter until all shares are vested.
(25)	As of December 31, 2012, 12,189 shares subject to this restricted stock unit award were vested, 4,063 shares will vest on February 15, 2013, and an additional 4,062 shares will vest at six-month intervals thereafter until all shares are vested.
(26)	As of December 31, 2012, no shares subject to this restricted stock unit award were vested, 11,250 shares will vest on February 15, 2013, and an additional 5,625 shares will vest at six-month intervals thereafter until all shares are vested.
(27)	As of December 31, 2012, 186,875 shares subject to this option were vested and an additional 4,063 shares will vest monthly thereafter until all shares are vested.
(28)	As of December 31, 2012, 138,125 shares subject to this option were vested and an additional 4,063 shares will vest monthly thereafter until all shares are vested.
(29)	As of December 31, 2012, 73,333 shares subject to this option were vested, and an additional 3,333 shares will vest monthly thereafter until all shares are vested.
(30)	As of December 31, 2012, no shares subject to this option were vested, 55,000 shares will vest on February 15, 2013, and an additional 4,583 shares will vest monthly thereafter until all shares are vested.
(31)	As of December 31, 2012, 137,500 shares subject to this option were vested, and an additional 4,583 shares will vest monthly thereafter until all shares are vested.
(32)	As of December 31, 2012, 36,666 shares subject to this option were vested, and an additional 1,667 shares will vest monthly thereafter until all shares are vested.
(33)	As of December 31, 2012, no shares subject to this option were vested, 22,500 shares will vest on February 15, 2013, and an additional 1,875 shares will vest monthly thereafter until all shares are vested.
(34)	As of December 31, 2012, 42,291 shares subject to this option were vested, and an additional 938 shares will vest monthly thereafter until all shares are vested.
(35)	As of December 31, 2012, 55,250 shares subject to this option were vested, and an additional 1,625 shares will vest monthly thereafter until all shares are vested.
(36)	As of December 31, 2012, 27,500 shares subject to this option were vested, and an additional 1,250 shares will vest monthly thereafter until all shares are vested.
(37)	As of December 31, 2012, no shares subject to this option were vested, 16,250 shares will vest on February 15, 2013, and an additional 1,354 shares will vest monthly thereafter until all shares are vested.
(38)	As of December 31, 2012, 43,750 shares subject to this option were vested, and an additional 1,250 shares will vest monthly thereafter until all shares are vested.
(39)	As of December 31, 2012, 18,416 shares subject to this option were vested, and an additional 542 shares will vest monthly thereafter until all shares are vested.
(40)	As of December 31, 2012, 13,020 shares subject to this option were vested, and an additional 521 shares will vest monthly thereafter until all shares are vested.
(41)	As of December 31, 2012, no shares subject to this option were vested, 20,000 shares will vest on February 15, 2013, and an additional 1,667 shares will vest monthly thereafter until all shares are vested.
(42)	As of December 31, 2012, 74,750 shares subject to this option were vested, and an additional 1,625 shares will vest monthly thereafter until all shares are vested.
(43)	As of December 31, 2012, 29,791 shares subject to this option were vested, and an additional 1,354 shares will vest monthly thereafter until all shares are vested.

OPTIONS EXERCISED DURING 2012

During the year ended December 31, 2012, there were no exercises of options by the NEOs.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

There are no pension or retirement benefit plans for any of the NEOs, other than a 401(k) deferred compensation plan which is available to all regular, full-time U.S. employees of the Company. The Company made matching contributions to the 401(k) plan of up to $1,000 per annum per participant in 2008. Matching contributions were suspended at the beginning of 2009, and reinstated for 2013.

CHANGE-OF-CONTROL AGREEMENTS

The Company does not have employment agreements with any of its NEOs. The Company has entered into change of control severance agreements with each of the NEO’s. Based on a hypothetical termination date of December 31, 2012, the respective amounts paid to the NEOs in the event of a change of control would have been:

Name	Salary ($)	Bonus ($)	Value of Unvested Restricted Stock(1)(2)	Value of Unvested Stock Options(1)(2)	Other(3)	Total(4)
Patrick J. Harshman	$900,000	$322,965	$1,077,375	$34,335	$29,158	$2,363,833
Carolyn V. Aver	338,000	104,000	614,738	0	21,978	1,078,716
Charles Bonasera	260,000	107,655	399,896	0	21,978	789,529
Mark Carrington(5)	270,400	184,139	692,055	0	12,927	1,159,521
Neven Haltmayer	275,000	108,615	437,597	0	29,158	850,370

(1)	The amounts in this column represent the value which would have been realized by the acceleration of unvested restricted stock units and unvested stock options, calculated by, in the case of options, multiplying the number of shares subject to acceleration by the difference between $5.07, the closing price of the Company’s common stock on December 31, 2012 and the exercise price of the respective option. The value of RSUs is the number of shares multiplied by the closing price of the Company’s common stock on December 31, 2012.
(2)	The Company’s change of control severance agreements have a provision that all unvested restricted stock and options will be fully accelerated upon a change of control.
(3)	The amounts in the column “Other” represent the maximum cost of continuing health, dental and life insurance benefits and outplacement fees.
(4)	The Company’s change of control severance agreements have a provision that payments will either be made in full, with the executive paying any applicable IRC Section 280G excise taxes, or the payments will be reduced to a level that does not trigger the Section 280G excise tax, whichever results in a greater amount. The amounts shown in the table assume that the executive would elect to receive full payment and pay any applicable excise taxes.
(5)	Mr. Carrington resigned as an officer of the Company as of January 7, 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation and Equity Ownership Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

EQUITY PLAN INFORMATION AS OF DECEMBER 31, 2012

Plan Category	(a) Number of Securities to be Issued upon Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)(3)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

Equity plans approved by security holders(1)	11,826,416	$4.80	11,386,102

(1)	All of the Company’s equity compensation plans, other than its 1999 Non-Qualified Stock Plan, have been approved by stockholders. This information, as of December 31, 2012, is with respect to the 1995 Stock Plan, the 2002 Director Stock Plan and the 2002 Employee Stock Purchase Plan.
(2)	This column does not reflect options assumed in acquisitions where the plans governing the options will not be used for future awards. At December 31, 2012, there were 307,512 shares of common stock subject to outstanding awards under such plans, with a weighted average exercise price of $8.13.
(3)	This column does not reflect the price of shares underlying the assumed options referred to in footnote (2) of this table. The weighted average exercise price of outstanding options, warrants and rights, excluding the Company’s unvested restricted stock units for which there is no exercise consideration, is $7.15.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of April 10, 2013, by (i) each beneficial owner of more than 5% of the Company’s common stock; (ii) each director; (iii) each NEO; and (iv) all of the Company’s current directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. The addresses for each of the directors and named executive officers of the Company is c/o Harmonic Inc., 4300 North First Street, San Jose, California 95134.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total(1)
BlackRock Inc., 40 East 52nd St. New York, NY 10022(2)	10,151,921	8.92%
Parnassus Investments, 1 Market St., Suite 1600, San Francisco, CA 94105(3)	6,599,617	5.80%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355(4)	6,584,513	5.79%
Lewis Solomon(5)	133,737	*
Harold Covert(6)	103,737	*
Patrick Gallagher(7)	103,737	*
E. Floyd Kvamme(8)	627,421	*
Mitzi Reaugh(9)	34,276	*
William F. Reddersen(10)	131,156	*
Susan G. Swenson(11)	38,443	*
Patrick J. Harshman(12)	1,237,234	1.08%
Carolyn V. Aver(13)	315,584	*
Charles Bonasera(14)	316,804	*
Mark Carrington(15)	173,050	*
Neven Haltmayer(16)	433,544	*
All directors and executive officers as a group (12 persons)(17)	3,648,723	3.14%

*	Percentage of shares beneficially owned is less than one percent of total.
(1)	The number of shares of common stock outstanding used in calculating the percentage for each listed person or entity is based on 113,769,178 shares of common stock outstanding on April 10, 2013. Shares of common stock subject to stock options which are currently exercisable or will become exercisable, and restricted stock units which are currently vested or will become vested, in each case within 60 days of April 10, 2013, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or restricted stock units, but are not deemed outstanding for purposes of computing the percentage of any other person or group.
(2)	Based solely on a review of a Schedule 13G/A filed with the SEC, on February 1, 2013, by BlackRock Inc., on behalf of itself and its wholly owned subsidiaries. BlackRock Inc. and its wholly owned subsidiaries reported sole voting and dispositive power with respect to all such shares.
(3)	Based solely on a review of a Schedule 13G filed with the SEC on February 8, 2013 by Parnassus Investments. Parnassus Investments reported sole voting and dispositive power with respect to the shares.
(4)	Based solely on a review of a Scheduled 13G/A filed with the SEC on February 12, 2013 by The Vanguard Group. The Vanguard Group reported sole power to vote 168,488 of such shares , sole dispositive power with respect to 6,419,225 of such shares and shared dispositive power with respect to 165,288 of such shares.
(5)	Includes 50,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(6)	Includes 30,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(7)	Includes 30,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(8)	Includes 40,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(9)	Includes 8,333 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(10)	Includes 40,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(11)	Includes 12,500 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(12)	Includes 1,010,861 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(13)	Includes 251,875 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(14)	Includes 284,140 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(15)	Includes 129,812 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 10, 2013.
(16)	Includes 380,937 shares which may be acquired upon exercise of options exercisable or vesting or restricted stock units within 60 days of April 10, 2013.
(17)	Includes 2,268,458 shares which may be acquired upon exercise of options exercisable or vesting or restricted stock units within 60 days of April 10, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

It is Harmonic’s policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in the Company’s Code of Business Conduct and Ethics, which is posted on our website. All related party transactions must be reviewed and approved by the Company’s Audit Committee.

Except for the compensation agreements and other arrangements that are described under “Executive Compensation”, beginning on page 6 of this Form 10-K/A, there was not during 2012, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, 5% stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company’s Audit Committee has the responsibility to review proposed related party transactions for potential conflicts of interest and to approve all such transactions in advance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(In thousands)
Audit Fees	$1,825	$1,889
Audit-Related Fees	—	—
Tax Fees	582	598
All Other Fees	13	10

Total	$2,420	$2,497

Audit Fees

The audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, issuance of consents, and assistance with the review of documents, including registration statements, filed with the SEC.

Tax Fees

The tax fees for the years ended December 31, 2012 and 2011 included services related to the preparation of tax returns, discussions with tax authorities, claims for tax refunds, assistance with indirect tax issues and assistance with tax audits and appeals. For the years ended December 31, 2012 and 2011, approximately $145,000 and $134,000, respectively, of the tax fees shown above were for advisory services related to the Company’s international support center and intercompany research and development cost-sharing arrangements, and approximately $407,000 and $359,000, respectively, of those tax fees were for advisory services related to the Company’s advance pricing agreement proposal to the IRS and other transfer pricing documentation.

All Other Fees

The All Other Fees for the years ended December 31, 2012 and 2011 were for a software subscription service and consultation and training on employee tax matters and for the software subscription service and assistance with respect to a royalty arrangement in Israel, respectively.

Consistent with its charter, the Audit Committee pre-approves all audit and non-audit services from our independent registered public accounting firm and did so in 2012. Pre-approval authority may be delegated by the Audit Committee to the Chairman of the Audit Committee.

The Audit Committee has considered whether the services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP, and has concluded that the independence of PricewaterhouseCoopers LLP is maintained and is not compromised by the non-audit services provided.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits: The documents listed in the Exhibit Index of this Annual Report on Form 10-K/A are filed herewith or are incorporated by reference in this Annual Report on Form 10-K/A, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on April 30, 2013.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN (Patrick J. Harshman)	President & Chief Executive Officer (Principal Executive Officer)	April 30, 2013

/s/ CAROLYN V. AVER (Carolyn V. Aver)	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013

/s/ PATRICK GALLAGHER (Patrick Gallagher)	Chairman	April 30, 2013

/s/ HAROLD L. COVERT (Harold L. Covert)	Director	April 30, 2013

/s/ E. FLOYD KVAMME (E. Floyd Kvamme)	Director	April 30, 2013

/s/ MITZI REAUGH (Mitzi Reaugh)	Director	April 30, 2013

/s/ WILLIAM REDDERSEN (William Reddersen)	Director	April 30, 2013

/s/ LEWIS SOLOMON (Lewis Solomon)	Director	April 30, 2013

/s/ SUSAN G. SWENSON (Susan G. Swenson )	Director	April 30, 2013

EXHIBIT INDEX

The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number

3.1(iii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2(xxiv)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.3(iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(xvi)*	1995 Stock Plan, as amended on June 27, 2012

10.3(i)*	1995 Director Option Plan and form of Director Option Agreement

10.5(v)*	1999 Non-statutory Stock Option Plan

10.6(ii)	Lease Agreement for 603-611 Baltic Way, Sunnyvale, California

10.7(ii)	Lease Agreement for 1322 Crossman Avenue, Sunnyvale, California

10.8(ii)	Lease Agreement for 646 Caribbean Drive, Sunnyvale, California

10.9(ii)	Lease Agreement for 632 Caribbean Drive, Sunnyvale, California

10.10(ii)	First Amendment to the Lease Agreement for 549 Baltic Way, Sunnyvale, California

10.11(xvi)*	2002 Board Stock Plan, as amended on June 27, 2012

10.12(xxiii)*	2002 Employee Stock Purchase Plan and Form of Subscription Agreement, as amended on June 22, 2011

10.15(vi)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.21(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Charles Bonasera, effective April 24, 2007

10.22(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007

10.27(xi)	Agreement and Plan of Merger among Harmonic Inc., Sunrise Acquisition Ltd., and Scopus Video Networks Ltd., dated December 22, 2008

10.28(xii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.29(xii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.30(xii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.31(xii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.32(viii)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008

Exhibit Number

10.34(xiv)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.36(xv)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.38(xvii)*	Change of Control Agreement between Harmonic Inc. and Carolyn V. Aver, effective June 1, 2010

10.40(xix)	Agreement and Plan of Reorganization among Harmonic Inc., Orinda Acquisition Corporation, Orinda Acquisition, LLC, Omneon, Inc. and Shareholder Representative Services, LLC, as Representative, dated May 6, 2010

10.41(xx)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)

10.42(xx)*	Omneon, Inc. 2008 Equity Incentive Plan

10.43(xxi)	Lease Agreement between Omneon, Inc. and Headlands Realty Corporation, dated February 22, 2008

10.48(xxii)	Loan Agreement, dated August 26, 2011, between Harmonic Inc and Silicon Valley Bank

10.49(xxv)	Amendment No.1 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

21.1(xxvi)	Subsidiaries of Harmonic Inc.

23.1(xxvi)	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(xxvi)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(xxvi)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010 (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.
(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.
(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(iv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.
(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.
(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.
(viii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.
(xi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.
(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.
(xiv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.
(xv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.
(xvi)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated July 30, 2012.
(xvii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 3, 2010.
(xix)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 2010.
(xx)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.
(xxi)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(xxii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011.
(xxiii)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated May 2, 2011.
(xxiv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 8, 2012.
(xxv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 7, 2012.
(xxvi)	Previously filed or furnished with the Company’s Annual Report on Form 10-K dated March 1, 2013.