Form 10-Q
period 2013-03-29
HARMONIC INC
filed 2013-05-08
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 19, 2013 was 113,262,063.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 29, 2013	December 31, 2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$118,464	$96,670
Short-term investments	109,790	104,506
Accounts receivable, net	95,692	85,920
Inventories	46,385	64,270
Deferred income taxes	20,145	21,870
Prepaid expenses and other current assets	28,977	23,636

Total current assets	419,453	396,872
Property and equipment, net	37,201	38,122
Goodwill	197,820	212,518
Intangibles, net	51,414	58,447
Other assets	9,256	11,572

Total assets	$715,144	$717,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,815	$25,447
Income taxes payable	—	1,797
Deferred revenue	31,575	33,235
Accrued liabilities	42,294	42,415

Total current liabilities	96,684	102,894
Income taxes payable, long-term	50,669	49,309
Other non-current liabilities	11,732	11,915

Total liabilities	159,085	164,118

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 114,336 and 114,193 shares issued and outstanding at March 29, 2013 and December 31, 2012, respectively	114	114
Additional paid-in capital	2,429,631	2,432,790
Accumulated deficit	(1,872,605)	(1,879,026)
Accumulated other comprehensive loss	(1,081)	(465)

Total stockholders’ equity	556,059	553,413

Total liabilities and stockholders’ equity	$715,144	$717,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except per share amounts)
Product revenue	$82,475	$99,498
Service revenue	19,197	16,941

Net revenue	101,672	116,439
Product cost of revenue	45,237	59,176
Service cost of revenue	10,270	6,801

Total cost of revenue	55,507	65,977

Gross profit	46,165	50,462

Operating expenses:
Research and development	25,251	26,763
Selling, general and administrative	33,269	31,403
Amortization of intangibles	2,088	2,179
Restructuring and related charges	424	—

Total operating expenses	61,032	60,345
Loss from operations	(14,867)	(9,883)
Interest income, net	64	119
Other income (expense), net	(167)	403

Loss from continuing operations before income taxes	(14,970)	(9,361)
Benefit from income taxes	(5,467)	(626)

Loss from continuing operations	(9,503)	(8,735)
Income from discontinued operations, net of tax (including gain on disposal of $14,956, net of tax, for the three months ended March 29, 2013)	15,924	1,207

Net Income (loss)	$6,421	$(7,528)

Basic net income (loss) per share from:
Continuing operations	$(0.08)	$(0.07)

Discontinued operations	$0.14	$0.01

Net Income (loss)	$0.06	$(0.06)

Diluted net income (loss) per share from:
Continuing operations	$(0.08)	$(0.07)

Discontinued operations	$0.14	$0.01

Net Income (loss)	$0.06	$(0.06)

Shares used in per share calculation:
Basic	115,219	117,275

Diluted	115,219	117,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands)
Net income (loss)	$6,421	$(7,528)
Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustments	(624)	314

Foreign currency translation adjustments	(624)	314

Changes in unrealized gain (loss) on investment arising during the period	5	39

Gain on investments	5	39

Other comprehensive (loss) income before tax	(619)	353
Income tax (benefit) provision related to items of other comprehensive income (loss)	(3)	15

Other comprehensive income (loss), net of tax	(616)	338

Comprehensive income (loss)	$5,805	$(7,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,421	$(7,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	7,033	7,539
Depreciation	4,040	3,798
Stock-based compensation	3,986	4,800
Gain on sale of discontinued operations, net of tax	(14,956)	—
Loss on impairment of fixed assets	101	—
Deferred income taxes	(204)	(1,262)
Provision for inventories	567	784
Allowance for doubtful accounts, returns and discounts	1,116	(180)
Excess tax benefits from stock-based compensation	—	(73)
Other non-cash adjustments, net	408	(8)
Changes in assets and liabilities:
Accounts receivable	(10,888)	(1,683)
Inventories	6,832	4,320
Prepaid expenses and other assets	(8,597)	1,892
Accounts payable	(2,796)	936
Deferred revenue	2,667	2,740
Income taxes payable	(1,257)	(929)
Accrued and other liabilities	(216)	(7,255)

Net cash (used in) provided by operating activities	(5,743)	7,891

Cash flows from investing activities:
Purchases of investments	(25,908)	(36,654)
Proceeds from maturities of investments	16,249	18,791
Proceeds from sales of investments	4,000	1,042
Acquisition of property and equipment	(4,274)	(3,715)
Proceeds from sale of discontinued operations, net of selling costs	44,336	—

Net cash provided by (used in) investing activities	34,403	(20,536)

Cash flows from financing activities:
Payments for repurchase of common stock	(9,268)	—
Proceeds from issuance of common stock, net	2,508	2,479
Excess tax benefits from stock-based compensation	—	73

Net cash (used in) provided by financing activities	(6,760)	2,552

Effect of exchange rate changes on cash and cash equivalents	(106)	129

Net increase (decrease) in cash and cash equivalents	21,794	(9,964)
Cash and cash equivalents at beginning of period	96,670	90,983

Cash and cash equivalents at end of period	$118,464	$81,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2013 (“2012 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.

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

Discontinued Operations. On March 5, 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”) for $46.0 million in cash. The Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in “Note 3 Discontinued Operations”. Unless noted otherwise, all discussions herein with respect to the Company’s unaudited condensed consolidated financial statements relate to the Company’s continuing operations.

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

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2012 Form 10-K. There have been no significant changes to these policies during the three months ended March 29, 2013.

Reclassifications. From time to time the Company reclassifies certain prior period balances to conform to the current year presentation. These reclassifications have no material impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-11, “Disclosures about offsetting assets and liabilities”. This guidance enhances disclosure requirements about the nature of an entity’s right to offset. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance became effective for the Company beginning in the first quarter of fiscal 2013 and it did not have any impact on the Company’s Consolidated Financial Statements.

In July 2012, the FASB issued ASU 2012-2, “Intangibles - Goodwill and Other”, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2013, and it did not have any impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income”, which requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The Company adopted this new guidance in the first quarter of 2013 and included the required disclosures.

In March 2013, the FASB issued ASU 2013-4, “Obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date”. The update provides requirements for the recognition, measurement and disclosure of an entity’s reasonable expectation of its obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance requires an entity to disclose the nature and amount of any such obligation as well as other information about the obligation. The guidance is effective for the Company beginning in the first quarter of fiscal 2014 and should be applied prospectively. The Company does not expect the adoption of ASU 2013-04 will have a material impact on its financial position, results of operations or cash flows.

On March 5, 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The ASU addresses accounting for a cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance is effective for the Company beginning in the first quarter of fiscal 2014 and should be applied prospectively. The Company does not expect the adoption of ASU 2013-05 will have a material impact on its financial position, results of operations or cash flows.

NOTE 3: DISCONTINUED OPERATIONS

On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46.0 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46.0 million from the sale and recorded a net gain of $15.0 million in connection with the sale.

In accordance with ASC 205 “Presentation of financial statements – Discontinued Operations”, a business is classified as a discontinued operation when : (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions.

On March 5, 2013, the Company entered into a transition service agreement (‘TSA”) with Aurora to provide contract manufacturing for up to five months and other various support, including providing order fulfillment, taking warranty calls, attending to product returns from customers, providing cost accounting analysis, receiving payments from customers and remitting such payments to Aurora for up to two months. The TSA fees are a fixed amount per month and were determined based on the Company’s estimated cost of delivering the transition services. In addition, on April 24, 2013, the Company and Aurora signed a sublease agreement for the Company’s Milpitas warehouse for the remaining period of the lease. The Company determined that the cash flows generated from these transactions are both insignificant and are considered indirect cash flows. As a result, the sale of the cable access HFC business is appropriately presented as discontinued operations. The TSA billing to Aurora in the three months ended March 29, 2013 totaled $328,000, and it was recorded in the Consolidated Statements of Operations under income from continuing operations as an offset to the expenses incurred to deliver the transition services. The table below provides details on the income statement caption under which the TSA billing was recorded (in thousands):

Three months ended
March 29, 2013
Product cost of revenue	$175
Research and development	9
Selling, general and administrative	144

Total TSA billing to Aurora	$328

Included within the “Prepaid expenses and other current assets” ending balance at March 29, 2013 on the Consolidated Balance Sheet is $1.7 million due from Aurora for purchases made on Aurora’s behalf and $3.0 million in receivables from customers invoiced on Aurora’s behalf. Included within the “Accrued liabilities” ending balance at March 29, 2013 is $1.4 million payable to third party vendors for purchases made on Aurora’s behalf and $2.9 million due to Aurora primarily for invoicing to customers made on Aurora’s behalf.

The Company recorded a gain of $15.0 million in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : carrying value of net assets
Inventories, net	$10,487
Prepaid expenses and other current assets	612
Property and equipment, net	1,133
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)

Total net assets sold and de-recognized		$21,341
Less : selling cost		$2,469
Less : Tax effect		$7,234

Gain on disposal, net of tax		$14,956

Since the Company has one reporting unit, upon the sale of the cable access HFC business, approximately $14.5 million of the carrying value of goodwill was allocated to the cable access HFC business based on the relative fair value of the cable access HFC business to the fair value of the Company. The remaining carrying value of goodwill as of March 29, 2013 was tested for impairment, and the Company determined that goodwill was not impaired as of March 29, 2013.

The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. Revenue and the components of net income related to the discontinued operations for the three months ended March 29, 2013 and March 30, 2012 were as follows:

	Three months ended
	March 29, 2013	March 30, 2012
Revenue	$9,556	$11,282

Operating income	$834	$1,226
Less: (Benefit from) provision for income taxes	(134)	19
Add: Gain on disposal, net of tax	14,956	—

Income from discontinued operations, net of taxes	$15,924	$1,207

NOTE 4: SHORT-TERM INVESTMENTS

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 29, 2013
Certificates of deposit	$1,605	$—	$—	$1,605
State, municipal and local government agencies bonds	59,137	56	(2)	59,191
Corporate bonds	31,062	7	(22)	31,047
Commercial paper	9,944	—	—	9,944
U.S. federal government bonds	8,003	1	(1)	8,003

Total short-term investments	$109,751	$64	$(25)	$109,790

As of December 31, 2012
Certificates of deposit	$1,603	$—	$—	$1,603
State, municipal and local government agencies bonds	59,009	45	(4)	59,050
Corporate bonds	31,568	4	(10)	31,562
Commercial paper	10,287	1	—	10,288
U.S. federal government bonds	2,003	—	—	2,003

Total short-term investments	$104,470	$50	$(14)	$104,506

The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	March 29, 2013	December 31, 2012
Less than one year	$84,402	$76,779
Due in 1 - 2 years	25,388	27,727

Total short-term investments	$109,790	$104,506

Realized gains and losses from the sale of investments for the three months ended March 29, 2013 and March 30, 2012 were not material.

Impairment of Investments. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an-other-than-temporary impairment, based on its evaluation of available evidence as of March 29, 2013.

As of March 29, 2013, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended March 29, 2013, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value as of March 29, 2013 and December 31, 2012, based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 29, 2013
Cash equivalents
Money market funds	$62,370	$—	$—	$62,370
U.S. federal government bonds with maturity less than 90 days	2,002	—	—	2,002
Short-term investments
Certificates of deposit	—	1,605	—	1,605
State, municipal and local government agencies bonds	—	59,191	—	59,191
Corporate bonds	—	31,047	—	31,047
Commercial paper	—	9,944	—	9,944
U.S. federal government bonds	8,003	—	—	8,003
Prepaids and other current assets
Foreign exchange forward contracts	—	735	—	735

Total assets measured and recorded at fair value	$72,375	$102,522	$—	$174,897

Accrued liabilities
Foreign exchange forward contracts	$—	$63	$—	$63

Total liabilities measured and recorded at fair value	$—	$63	$—	$63

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents
Money market funds	$54,923	$—	$—	$54,923
Corporate bonds with maturity less than 90 days	—	3,614	—	3,614
U.S. federal government bonds with maturity less than 90 days	3,005	—	—	3,005
Short-term investments
Certificates of deposit	—	1,603	—	1,603
State, municipal and local government agencies bonds	—	59,050	—	59,050
Corporate bonds	—	31,562	—	31,562
Commercial paper	—	10,288	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Prepaids and other current assets
Foreign exchange forward contracts	—	344	—	344

Total assets measured and recorded at fair value	$59,931	$106,461	$—	$166,392

Accrued liabilities
Foreign exchange forward contracts	$—	$143	$—	$143

Total liabilities measured and recorded at fair value	$—	$143	$—	$143

NOTE 6: BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components (in thousands):

	March 29, 2013	December 31, 2012
Accounts receivable, net
Accounts receivable	$105,497	$95,515
Less: allowances for doubtful accounts, returns and discounts	(9,805)	(9,595)

	$95,692	$85,920

Inventories:
Raw materials	$4,579	$10,731
Work-in-process	2,850	4,347
Finished goods	38,956	49,192

	$46,385	$64,270

Property and equipment, net:
Furniture and fixtures	$7,902	$7,856
Machinery and equipment	105,499	108,262
Leasehold improvements	7,387	7,612

	120,788	123,730
Less: accumulated depreciation and amortization	(83,587)	(85,608)

	$37,201	$38,122

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 29, 2013 are as follows (in thousands):

Balance at beginning of period	$212,518
Reduction in goodwill associated with the sale of the cable access HFC Business	(14,547)
Foreign currency translation adjustment	(151)

Balance at end of period	$197,820

The following is a summary of identified intangible assets (in thousands):

	March 29, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	$136,145	$(107,394)	$28,751	$136,145	$(102,449)	$33,696
Customer relationships/contracts	67,098	(49,580)	17,518	67,098	(48,150)	18,948
Trademarks and tradenames	11,361	(9,500)	1,861	11,361	(9,145)	2,216
Maintenance agreements and related relationships	7,100	(3,816)	3,284	7,100	(3,513)	3,587

Total identifiable intangibles	$221,704	$(170,290)	$51,414	$221,704	$(163,257)	$58,447

Amortization expense for the identifiable purchased intangible assets for the three months ended March 29, 2013 and March 30, 2012 was allocated as follows (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Included in cost of revenue	$4,945	$5,360
Included in operating expenses	2,088	2,179

Total amortization expense	$7,033	$7,539

The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2013 (remaining 9 months)	$14,288	$6,008	$20,296
2014	13,745	6,775	20,520
2105	719	5,783	6,502
2016	—	4,096	4,096
2017	—	—	—

Total future amortization expense	$28,752	$22,662	$51,414

NOTE 8: RESTRUCTURING AND RELATED CHARGES

Omneon Restructuring. The Company has restructuring accruals for excess lease facilities related to the closure of the Omneon headquarters in Sunnyvale, California. The accrual was based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013. The following table summarizes the activity in the Omneon restructuring accrual during the three months ended March 29, 2013 (in thousands):

Excess Facilities
Balance at December 31, 2012	$869
Cash payments	(455)
Accretion	20

Balance at March 29, 2013	434

HFC Restructuring. As a result of the sale of the cable access HFC business in March 2013, the Company recorded a $0.4 million restructuring charge, which was recorded under “Income from discontinued operations”. The restructuring charge was for $0.3 million of severance and benefits related to involuntary termination of nine employees and $0.1 million of contract termination costs. Three of the terminated employees are required to work to the end of the term of the Aurora TSA, and, therefore, the Company records their severance ratably over the service period. The following table summarizes the activity in the HFC restructuring accrual during the three months ended March 29, 2013 (in thousands):

	Severance	Contract termination	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges in discontinued operations	243	124	367
Cash payments	(165)	—	(165)

Balance at March 29, 2013	78	124	202

The Company anticipates that the remaining restructuring accrual balance of $0.2 million will be paid out by the end of its third quarter of fiscal 2013. In addition, if Aurora elects to terminate any of the U.S. employees hired from the Company, on or before September 5, 2013, the Company has agreed to reimburse Aurora for the severance payments payable to such employees.

Harmonic Q1’13 Restructuring. The Company implemented a series of restructuring plans in the first quarter of fiscal 2013 to reduce costs and improve efficiencies. As a result, the Company recorded a restructuring charge of $0.6 million, of which $0.2 million is included in “Product cost of revenue” and $0.4 million is included in “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The restructuring charge consisted of severance and benefits of $0.5 million related to the involuntary termination of thirty employees. In addition, the Company wrote–down, to its estimated net realizable value, leasehold improvements related to the Milpitas warehouse by $0.1 million. The following table summarizes the activity in the Harmonic Q1’13 restructuring accrual during the three months ended March 29, 2013 (in thousands):

	Severance	Impairment of Leasehold improvement	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges in continuing operations	464	101	565
Cash payments	(247)	—	(247)
Non-cash write-offs	—	(101)	(101)

Balance at March 29, 2013	217	—	217

The Company anticipates that the remaining restructuring accrual balance of $0.2 million will be paid out by the end of its third quarter of fiscal 2013.

NOTE 9: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of March 29, 2013, other than standby letters of credit and guarantees (Note 14), there were no amounts outstanding under the line of credit facility, and there were no borrowings during the three months ended March 29, 2013. This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of March 29, 2013, the Company’s ratio under that covenant was 4.97 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At March 29, 2013, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at March 29, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.20% for a one month borrowing period at March 29, 2013) plus 1.75%, or 1.95%. Borrowings are not collateralized.

NOTE 10: EMPLOYEE BENEFIT PLANS

Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 13, Employee Benefit Plans, of Notes to Consolidated Financial Statements in the 2012 Form 10-K

Stock Options and Restricted Stock Units. The following table summarizes the Company’s stock option and RSU unit activity during the three months ended March 29, 2013 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	10,155	8,900	$6.83	3,938	$6.44
Authorized	—	—	—	—	—
Granted	(2,914)	1,251	5.77	1,109	5.75
Options exercised	—	(191)	2.95	—	—
Shares released	—	—	—	(918)	6.06
Forfeited or cancelled	944	(630)	6.18	(213)	6.82

Balance at March 29, 2013	8,185	9,330	$6.81	3,916	$6.32

The following table summarizes information about stock options outstanding as of March 29, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	9,071	$6.83	3.4	$3,053
Exercisable	6,518	7.17	2.4	2,187

The intrinsic value of options vested and expected to vest and exercisable as of March 29, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 29, 2013. The intrinsic value of options exercised during the three months ended March 29, 2013 was $0.5 million and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of March 29, 2013 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value (1)
Vested and expected to vest	3,622	1.2	$20,972

(1)	Represents the fair value of the Company’s common stock as of March 29, 2013, times the number of restricted stock units vested and expected to vest as of the same date.

401-K Plan. Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Prior to 2009, Harmonic made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Harmonic’s contributions were suspended from 2009 through 2012, but have been renewed, on the same basis, for 2013.

NOTE 11: STOCK-BASED COMPENSATION

Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Stock-based compensation in:
Cost of revenue	$611	$753
Research and development expense	1,203	1,655
Selling, general and administrative expense	2,085	2,259

Total stock-based compensation in operating expense	3,288	3,914

Total stock-based compensation	$3,899	$4,667

Stock Options. The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended
	March 29, 2013	March 30, 2012
Expected term (years)	4.70	4.70
Volatility	52%	58%
Risk-free interest rate	0.8%	1.0%
Expected dividends	0.0%	0.0%

The expected term represents the weighted-average period that the stock options are expected to remain outstanding. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

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

The weighted-average fair value per share of options granted for the three months ended March 29, 2013 and March 30, 2012 was $2.50 and $2.94 per share, respectively. The fair value of all stock options vested during the three months ended March 29, 2013 and March 30, 2012 was $1.3 million and $2.1 million, respectively.

The total realized tax benefit attributable to stock options exercised during the three months ended March 30, 2012, in jurisdictions where this expense is deductible for tax purposes, was $0.1 million. The Company did not recognize any tax benefit attributable to stock options exercised during the three months ended March 29, 2013.

Restricted Stock Units. The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the three months ended March 29, 2013 and March 30, 2012 was $5.6 million and $5.4 million, respectively.

Employee Stock Purchase Plan. The value of the stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”) consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 29, 2013	March 30, 2012
Expected term (years)	0.49	0.50
Volatility	32%	53%
Risk-free interest rate	0.2%	0.2%
Expected dividends	0.0%	0.0%

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

The weighted-average fair value per share of stock purchase rights under the ESPP granted for the three months ended March 29, 2013 and March 30, 2012 was $1.20 and $1.50, respectively.

Unrecognized Stock-Based Compensation. As of March 29, 2013, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $28.2 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.3 years.

NOTE 12: INCOME TAXES

The income tax provision includes federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company estimates the annual impact of certain factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.

For the three months ended March 29, 2013, the Company recorded a benefit from income taxes of $5.5 million, compared to a benefit from income taxes of $0.6 million for the same period a year ago, inclusive of discrete items. The increase in the benefit from income taxes in the three months ended March 29, 2013, compared to the same period in 2012, was primarily attributable to the reinstatement of the federal R&D tax credit retroactively from January 1, 2012, and an increase in loss from continuing operations in the three months ended March 29, 2013, compared to the same period in 2012.

For the three months ended March 29, 2013, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense and non-deductible amortization on foreign intangibles, and federal R&D credits. The discrete items recorded in the first three months of 2013 primarily related to the increase in the valuation allowance on California R&D tax credits, the reinstatement of the federal R&D tax credit, and accrued interest on uncertain tax positions.

For the three months ended March 30, 2012, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, and non-deductible amortization on foreign intangibles. The discrete items recorded in the first three months of 2012 related to accrued interest on uncertain tax positions, and foreign currency translation adjustments.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2008 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities. The Company is under audit by the US Internal Revenue Service for the 2008, 2009 and 2010 tax years. In addition, the statute of limitations on our 2008 and 2009 U.S. corporate income tax return has been extended to September 2013. A subsidiary of the Company is under an audit, which commenced in the first quarter of 2012, by the Israel tax authority for the years 2007 through 2010. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $59.2 million as of December 31, 2012, and approximately $60.8 million as of March 29, 2013. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. The unrecognized tax benefits may decrease significantly within the next 12 months if related statutes of limitation that are to expire during that period are not extended.

The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense. During the three months ended March 29, 2013, the Company recorded a net increase of $0.6 million for interest and possible penalties related to uncertain tax positions, resulting in a balance at March 29, 2013 of $7.7 million.

NOTE 13: INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 29, 2013	March 30, 2012
Numerator:
Loss from continuing operations	$(9,503)	$(8,735)
Income from discontinued operations	15,924	1,207

Net income (loss)	$6,421	$(7,528)

Denominator:
Basic and diluted weighted average number of shares outstanding	115,219	117,275
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.08)	$(0.07)
Discontinued operations	0.14	0.01

Net Income (loss)	$0.06	$(0.06)

The following table sets forth the potentially dilutive shares from stock options, restricted stock units and the ESPP, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Potentially dilutive equity awards outstanding	13,131	10,209

NOTE 14: COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments under non-cancelable operating leases at March 29, 2013, after giving effect to $0.6 million of future sublease income from Aurora, are as follows (in thousands):

Years ending December 31,
2013 (remaining nine months)	$7,616
2014	7,495
2015	7,042
2016	7,235
2017	7,360
Thereafter	20,398

Total	$57,146

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

	Three months ended
	March 29, 2013	March 30, 2012
Balance at beginning of period	$4,292	$5,558
Transfer to Aurora as part of the sale of discontinued operations	(939)	—
Accrual for current period warranties	1,394	1,619
Warranty costs incurred	(1,477)	(2,044)

Balance at end of period	$3,270	$5,133

Purchase Commitments with Contract Manufacturers and Other Suppliers

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had approximately $19.7 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of March 29, 2013. This amount does not include $5.5 million of non-cancelable purchase commitments with contract manufacturers and other suppliers on Aurora’s behalf. In the event Aurora were to default on its obligations to reimburse the Company for inventory purchased on its behalf, the Company would continue to be obligated to the vendors from which it purchased the inventory and, accordingly, its operating results, financial condition and cash flow could be materially and adversely affected.

Standby Letters of Credit

As of March 29, 2013, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.4 million as of March 29, 2013.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 29, 2013.

Guarantees

The Company has $0.5 million of guarantees in Israel, with the majority related to rent for buildings used by its Israeli subsidiaries, as of March 29, 2013.

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

An unfavorable outcome on the Avid matters or the FastVDO matter referenced above or any other litigation matter could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of such matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.

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

NOTE 15: STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 29, 2013	December 31, 2012
Foreign currency translation adjustments	$(1,126)	$(502)
Unrealized gain on investments	45	37

Accumulated Other Comprehensive Loss	$(1,081)	$(465)

Common Stock Repurchases

On January 28, 2013, our Board of Directors approved a $75 million increase to our existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business, which closed on March 5, 2013. The Board authorized aggregate repurchases under the program of $135 million, approximately $31.9 million of which had been utilized for repurchases as of March 29, 2013. Under the program, we are authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased, if any, depends on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice.

During the three months ended March 29, 2013, the Company repurchased and retired approximately 1.6 million shares of common stock at an average price of $5.76 per share, for an aggregate purchase prices of approximately $9.3 million, leaving approximately $103.1 million available for purchases under the program as of March 29, 2013. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital.

NOTE 16: SUBSEQUENT EVENTS

On April 22, 2013, the Company announced that it expected to commence a modified “Dutch Auction” tender offer to purchase up to $100.0 million of its common stock at a price per share not less than $5.75 and not greater than $6.25. The tender offer commenced on April 26, 2013, and will expire on May 24, 2013, unless extended. The minimum number of shares that may be purchased in the tender offer represents approximately 14.1% of Harmonic’s currently outstanding common stock. Until the expiration of the tender offer, the Company has suspended its previously announced stock repurchase program.

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

Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	the potential impact of our announced tender offer;

•	new and future products and services;

•	capital spending of our customers in 2013;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	anticipated changes in economic conditions, particularly in certain geographies, and in financial markets;

•	the expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	anticipated benefits of acquisitions;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.

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

OVERVIEW

We design, manufacture and sell versatile and high performance video infrastructure products and system solutions. We enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, tablets and mobile phones. Our products generally fall into three principal categories; video production platforms and playout solutions, video processing solutions and cable edge solutions. We also provide technical support services and professional services to our customers worldwide.

The principal markets we serve are cable television, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcasters and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in the three months ended March 29, 2013 accounted for approximately 35% of our revenue, compared to 38% for the same period in 2012.

Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. No customers accounted for more than 10% of net revenue during the three months ended March 29, 2013 and the three months ended March 30, 2012.

In the three months ended March 29, 2013, we recognized revenue of $102 million compared to $116 million in the same period in 2012. Our international sales, which had been growing at a faster pace than our domestic sales in prior periods, represented 58% of our total revenue compared to 52% of our total revenue in the same period in 2012. Domestic sales decreased by 25% in the three months ended March 29, 2013, as compared to the same period in 2012. Notwithstanding the substantially reduced market activity in Europe that we experienced in 2012, as compared to 2011, we expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco and broadcast industries. More recently, we also have derived revenue from media companies, including streaming media providers. Industry consolidation has in the past constrained, and may in the future constrain, capital spending by our customers. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers and content providers, adapt our products for new applications, take orders at prices resulting in lower margins, and build internal expertise to handle the particular contractual and technical demands of the media market, which could result in higher operating costs. Implementation issues with our products or those of other vendors have caused in the past, and may cause in the future, delays in project completion for our customers and delay our recognition of revenue.

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

The impact of economic conditions on certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2010, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies since the middle of 2011, and weak in other geographies, particularly in Europe, since the beginning of 2012. If an economic downturn were to occur in the future, customers may delay or reduce capital expenditures, which, in turn, often results in lower demand for our products.

As part of our business strategy, (1) from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or may expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business was complementary to Harmonic’s core business, and expanded our customer reach into content providers and extended our product lines into video servers and video-optimized storage for content production and playout. On February 18, 2013, we entered into an agreement to sell our cable access HFC business to Aurora Networks, and the transaction closed on March 5, 2013. See Note 3, “Discontinued Operations” of our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates during the three months ended March 29, 2013, from those disclosed in our 2012 Form 10-K.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue by Product Line

Harmonic’s consolidated net revenue, by product line, for the three months ended March 29, 2013, compared to the same period in 2012, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three months ended March 29, 2013, as compared to the same period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Revenue by type:
Video processing products	$42,906	$52,681
Production and playout products	22,230	20,878
Cable edge products	17,339	25,939
Service and support	19,197	16,941

Net revenue	$101,672	$116,439

Increase (Decrease):
Video processing products	$(9,775)
Production and playout products	1,352
Cable edge products	(8,600)
Service and support	2,256

Total decrease	$(14,767)

Percent change:
Video processing products	(19)%
Production and playout products	6
Cable edge products	(33)
Service and support	13
Total percent change	(13)%

The decrease in net revenue in the three months ended March 29, 2013, compared to the same period in 2012, was primarily due to a reduction in demand for video processing products and cable edge products, primarily in the U.S., and, to a lesser extent, in the Central Americas and Latin America region (“CALA”) and, the Europe, Middle East and Africa region (“EMEA”), offset, in part, by an increase in demand for production and playout products in EMEA and an increase in service and support revenue.

Net Revenue by Geographic Region

Harmonic’s domestic and international net revenue in the three months ended March 29, 2013, compared with the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three months ended March 29, 2013, from the corresponding period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Net revenue:
United States	$42,350	$56,218
International	59,322	60,221

Total	$101,672	$116,439

Decrease:
United States	$(13,868)
International	(899)

Total decrease	$(14,767)

Percent change:
United States	(25)%
International	(1)
Total percent change	(13)%

The decrease in U.S. net revenue in the three months ended March 29, 2013, compared to the corresponding period in 2012, was principally due to decreased demand for our video processing products and cable edge products. US PayTV service providers demand continues to be soft, as some providers appear to be looking ahead to new technology cycles.

International net revenue in the three months ended March 29, 2013 decreased, compared to the corresponding period in 2012, primarily due to decreased demand from customers in CALA, offset, in part, by increased demand in Asia Pacific and EMEA. We expect that international sales will continue to account for a significant percentage of our net revenue for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue in the three months ended March 29, 2013, as compared to the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three months ended March 29, 2013, from the corresponding period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Gross profit	$46,165	$50,462
As a percentage of net revenue	45%	43%
Decrease	$(4,297)
Percent change	(9)%

The decrease in gross profit in the three month ended March 29, 2013, as compared to the corresponding period in 2012, was primarily due to a change in product mix and the decrease in net revenue between the two quarters. In the three months ended March 29, 2013, $4.9 million of amortization of intangibles was included in cost of revenue, compared to $5.4 million in the corresponding period in 2012.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue in the three months ended March 29, 2013, as compared with the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three months ended March 29, 2013, from the corresponding period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Research and development	$25,251	$26,763
As a percentage of net revenue	25%	23%
Decrease	$(1,512)
Percent change	(6)%

The decrease of $1.5 million in research and development expense in the three months ended March 29, 2013, compared to the corresponding period in 2012, was primarily the result of decreased employee compensation expense of $0.6 million, mainly due to reduction in headcount, decreased stock-based compensation of $0.5 million, and a decrease of $0.3 million in expenditures on prototype materials.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three months ended March 29, 2013, as compared with the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three months ended March 29, 2013, from the corresponding period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Selling, general and administrative	$33,269	$31,403
As a percentage of net revenue	33%	27%
Increase	$1,866
Percent change	6%

The increase of $1.9 million in selling, general and administrative expenses for the three months ended March 29, 2013, compared to the corresponding period of 2012, was primarily the result of increased professional legal fees of $0.6 million, driven mainly by the legal proceedings with Avid Technology, increased employee compensation expense of $0.5 million due to an increase in headcount, increased sales commission expense of $0.4 million, mainly due to a new commission plan in 2013, and increased tradeshow and related marketing expenses of $0.4 million.

Amortization of Intangibles

Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three months ended March 29, 2013, as compared with the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three months ended March 29, 2013, from the corresponding period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Amortization of intangibles	$2,088	$2,179
As a percentage of net revenue	2%	2%
Decrease	$(91)
Percent change	(4)%

The decrease in amortization of intangibles expense in the three months ended March 29, 2013, compared to the corresponding period in 2012, was primarily due to certain purchased intangible assets becoming fully amortized.

Restructuring and related charges

The Company implemented a series of restructuring plans in the first quarter of fiscal 2013 to reduce costs and improve efficiencies. As a result, the Company recorded a restructuring charge of $0.6 million, of which $0.2 million is included in “Product cost of revenue” and $0.4 million is included in “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The restructuring charge consisted of severance and benefits of $0.5 million related to the involuntary termination of thirty employees. In addition, the Company wrote-down, to its estimated net realizable value, leasehold improvements related to the Milpitas warehouse by $0.1 million.

Interest Income, Net

Interest income, net in the three months ended March 29, 2013 was relatively flat, as compared to the corresponding period in 2012. The increase in interest income resulting from the higher balance of cash, cash equivalents and short-term investments during the current period was offset by a decrease in the rate of return on such investments, as compared to the corresponding period in 2012.

Other Income (Expense), Net

Other income and expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S dollar. In the three months ended March 29, 2013, the other expense, net was $0.2 million, compared to $0.4 million of other income, net in the corresponding period of 2012. The increase in other expense, net was primarily due to higher foreign exchange losses resulting from the strengthening of the USD against the euro, Japanese yen and British pound during the first quarter of 2013. In addition, the first quarter of 2012 included a $0.2 million reimbursement of certain legal and tax claims associated with the acquisition of Omneon for which the Omneon shareholders had provided indemnification.

Income Taxes

Harmonic’s provision for income taxes, and provision for income taxes as a percentage of net revenue, in the three months ended March 29, 2013, are presented in the table below. Also presented are the related dollar and percentage changes in provision for income taxes in the three months ended March 29, 2013, from the corresponding period in 2012.

	Three months ended
	March 29, 2013	March 30, 2012
	(In thousands, except percentages)
Benefit from income taxes	$(5,467)	$(626)
As a percentage of net revenue	(5)%	—%
Increase	$(4,841)
Percent change	773%

The increase in the benefit from income taxes in the three months ended March 29, 2013, compared to the same period in 2012, was primarily attributable to the reinstatement of the federal R&D tax credit retroactively from January 1, 2012, and an increase in loss from continuing operations in the three months ended March 29, 2013, compared to the same period in 2012.

Liquidity and Capital Resources

As of March 29, 2013, our cash and cash equivalents totaled $118.5 million, and our short-term investments totaled $109.8 million. As of March 29, 2013, a substantial majority of the Company’s cash, cash equivalents and short-term investments were held in accounts in the United States. The Company believes that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months, as well as any stock repurchases under the Company’s tender offer for up to $100.0 million of its common stock that commenced on April 26, 2013 or under its stock repurchase program (which is presently suspended until the termination of the tender offer).

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

We have a bank line of credit facility with Silicon Valley Bank, which provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of March 29, 2013, there were no amounts outstanding under the line of credit facility and there were no borrowings during the three months ended March 29, 2013. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at March 29, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.20% for a one month borrowing period at March 29, 2013) plus 1.75%, or 1.95%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of March 29, 2013, the Company’s ratio under that covenant was 4.97 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

From time to time, we consider potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

In addition, our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including any global or regional economic slowdown, market uncertainty surrounding the necessary increases in the U.S. debt limit and its future debt obligations, the impact of increases in oil prices and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Net cash provided by (used in):
Operating activities	$(5,743)	$7,891
Investing activities	34,403	(20,536)
Financing activities	(6,760)	2,552
Effect of foreign exchange rate changes on cash	(106)	129

Net increase (decrease) in cash and cash equivalents	$21,794	$(9,964)

Operating Activities

Net cash used in operations in the three months ended March 29, 2013 was $5.7 million, resulting from a net income of $6.4 million, adjusted for $2.1 million in non-cash charges, and a $14.2 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash charges included amortization of intangible assets, stock-based compensation, depreciation, deferred income taxes, provisions for excess and obsolete inventories and doubtful accounts and a $15.0 million gain on disposal of discontinued operations, net of tax. The net change in operating assets and liabilities included increases in accounts receivable and prepaid expenses and other expenses, as well as decreases in accounts payable, income tax payable and accrued and other liabilities, which were offset by decreases in inventories, as well as increases in deferred revenue. The increase in accounts receivable was primarily due to shipments occurring later in the first quarter of 2013 than we experienced in the same period in 2012. The increase in prepaid expenses and other assets was primarily due to the increase in benefit from income taxes for the three months ended March 29, 2013, compared to the same period in 2012, due to the reinstatement of the federal R&D tax credit retroactively from January 1, 2012, and an increase in loss from continuing operations in the three months ended March 29, 2013, compared to the same period in 2012. The decrease in accounts payable was primarily due to the timing of payments and lower inventory purchases, and the decrease in inventory was primarily due to lower purchases resulting from sale of the cable access HFC business.

Net cash provided by operations in the three months ended March 30, 2012 was $7.9 million, resulting from a net loss of $7.5 million, adjusted for $15.3 million in non-cash charges, and a $0.1 million increase in cash associated with the net change in operating assets and liabilities. The non-cash charges included amortization of intangible assets, stock-based compensation, depreciation, deferred income taxes, and provisions for excess and obsolete inventories and doubtful accounts. The net change in operating assets and liabilities included decreases in inventories and prepaid expenses, as well as increases in accounts payable and deferred revenue, which were offset by an increase in accounts receivable, as well as decreases in accrued liabilities and income tax payable. The decrease in inventory was primarily due to better inventory management through reduced inventory purchases and increased consumption of on-hand inventory.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments. In addition, we usually pay our annual incentive compensation to employees in the first quarter. Further, effective April 1, 2013, the Company replaced its existing employee paid time off benefit plan with a new program which no longer requires accrual of such benefits for its U.S. exempt employees. The accrued paid time off benefit balance for U.S. exempt employees as of March 29, 2013 was $4.5 million, and it was paid in full to such employees on April 12, 2013.

Investing Activities

Net cash provided by investing activities was $34.4 million in the three months ended March 29, 2013, resulting from net proceeds from the sale of discontinued operations of $44.3 million and proceeds from the net sale and maturity of investments of $20.3 million, partially offset by the purchase of short-term investments of $25.9 million and capital expenditures of $4.3 million. The Company anticipates that the remaining selling costs of the discontinued operations of $0.8 million will be paid out by the end of its second quarter of fiscal 2013.

Net cash used in investing activities was $20.5 million in the three months ended March 30, 2012, resulting from the purchase of short-term investments of $36.7 million and capital expenditures of $3.7 million, partially offset by proceeds from the net sale and maturity of investments of $19.9 million.

Financing Activities

Net cash used in financing activities was $6.8 million in the three months ended March 29, 2013, resulting from $9.3 million of payments for the repurchase of common stock in connection with our stock repurchase program, offset by $2.5 million of net proceeds from the issuance of common stock related to our equity incentive plans.

Net cash provided by financing activities was $2.6 million in the three months ended March 30, 2012, resulting from the net proceeds from the issuance of common stock related to our equity incentive plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 29, 2013.

Contractual Obligations and Commitments

As of March 29, 2013, we had approximately $19.7 million of non-cancelable purchase order commitments. This amount does not include $5.5 million of non-cancelable purchase commitments with contract manufacturers and other suppliers on Aurora’s behalf. In the event Aurora were to default on its obligations to reimburse the Company for inventory purchased on its behalf, the Company would continue to be obligated to the vendors from which it purchased the inventory and, accordingly, its operating results, financial condition and cash flow could be materially and adversely affected. There were no other significant changes to our contractual obligations and commitments in the three months ended March 29, 2013, from the information presented in our 2012 Form 10-K, other than as a result of the sale of the cable access HFC business to Aurora.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 15% and 10% of net revenue in the first three months of 2013 and 2012, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of March 29, 2013 (in thousands):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain (Loss) From 10% Appreciation of USD	Foreign Exchange Gain (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$9,141	$914	$(914)
GBP	Sell GBP	4,156	416	(416)
JPY	Sell JPY	3,932	393	(393)
GBP	Buy GBP	1,050	(105)	105
ILS	Buy ILS	3,932	(393)	393

Interest rate and credit risk

Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with material unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of March 29, 2013, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition and results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of March 29, 2013, our cash, cash equivalents and short-term investments balance was $228.3 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by less than $0.1 million as of March 29, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	customers suspending or reducing capital spending in anticipation of the introduction of announced new products; such as HEVC and CCAP;

•	federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns;

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or one or more international markets;

•	uncertainty related to development of digital video industry standards;

•	delays in evaluations of new services, new standards and systems architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. In 2008, 2009 and the first half of 2010, economic conditions in many of the geographies in which we offer our products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies since the middle of 2011, and weak in other geographies, particularly in Europe, since the beginning of 2012. Further, economic growth is expected to be sluggish in some geographies during 2013.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns, including in 2008 and 2009, as equipment suppliers competed aggressively for customers’ reduced capital spending, and we have experienced similar pressure during the economic slowdown that began in the second half of 2011 and has continued through the first quarter of 2013.

In the digital video solutions market, we compete broadly with products from vertically integrated system suppliers, including Motorola, Cisco Systems, Ericsson, and Thomson Video Networks and, in certain product lines, with a number of smaller companies. Our principal competitors for our production and playout products are Harris (now The Gores Group), Grass Valley, Miranda and Avid. Our principal competitors for edge products are Cisco Systems and Arris.

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

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have expanded their presence in this market through mergers and acquisitions. The continued consolidation of our competitors, including, without limitation, the Arris acquisition of Motorola Home from Google’s Motorola Mobility unit, could have a significant negative impact on our business. Further, our competitors, particularly companies that offer products that are competitive with our digital video systems, may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenue and decreased gross margins.

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

If we fail to develop and market new and enhanced products on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

Conditions and changes in some national and global economic environments may adversely affect our business and financial results.

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, the first half of 2010, the second half of 2011, and 2012 and continued to be weak in the first quarter of 2013. That weakness was principally the result of global financial markets having experienced a severe downturn, stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Global or regional economic slowdowns have led many of our affected customers to decrease their expenditures and caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers have, in the past, required us to significantly increase our allowance for doubtful accounts. It is possible that adverse economic conditions may return during 2013, on a regional or global basis, and it appears that weak economic conditions that reoccurred in most countries in Europe in the second half of 2011 and in 2012, principally as a result of the European sovereign debt crisis, may not rebound to early 2011 levels in 2013.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal, Spain and Cyprus, or major financial institutions in those countries, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, or several of their major financial institutions were to fail, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets. Any further lowering of that credit rating, whether as a result of the U.S. government failing to timely increase its debt limit or to take steps to reduce its deficit, or the impact of the U.S. government forced reductions in spending due to sequestration, may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world. The impact of any of these issues, which appears to have negatively affected Europe, beginning in the second half of 2011 and through 2012, and may continue to negatively affect Europe during the balance of 2013, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Over the last two fiscal years, revenue from our ten largest customers has remained relatively flat as a percentage of revenue. Nevertheless, sales to our ten largest customers in the first quarter of 2013 and the fiscal year ended December 31, 2012 accounted for approximately 35% and 31% of revenue, respectively. Although we are attempting to broaden our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first quarter of 2013 and in the fiscal year ended December 31, 2012, revenue from Comcast accounted for approximately 9% and 11%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

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

Revenue derived from customers outside of the U.S. in the first quarter of 2013 and the fiscal year ended December 31, 2012 represented approximately 58% and 56% of our revenue, respectively. The percentage of our revenue attributable to international operations in the first quarter, compared to the same percentage in 2012, primarily resulted from a decrease in our revenues attributable to U.S. sales in the first quarter. However, although no assurances can be given with respect to international sales growth in any one or more regions, we expect that international revenue is likely to continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas.

Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results, whether direct or indirect, of:

•	growth and stability of the economy in one or more international regions;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	a significant reliance on distributors, resellers and others to sell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	impact of continuing social and political unrest in the Middle East and resulting regime changes; and

•	impact of recent “saber rattling” by the North Korean government and the risk of war resulting from such threats and actions.

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

Our operations outside the U.S. also require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the U.S. are subject to the FCPA and similar laws, including the U.K. Bribery Act, which prohibits companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals, in their official capacity, to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the U.S., and particularly in emerging market countries, create the inherent risk of unauthorized payments or offers of payments by one of our employees or agents, including those companies to which we outsource certain of our business operations, which could be in violation of the FCPA or similar laws, even though these parties are not always subject to our control. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with distributors and resellers a requirement that those parties comply with the FCPA. However, we cannot provide assurances that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and devices, such as:

•	video compression standards, such as high efficiency video coding (“HEVC”);

•	The converged cable access platform (“CCAP”);

•	fiber to the premises, or FTTP, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders (or PVRs), iPads and other tablet computers, and a variety of smartphone mobile devices.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, in the U.S., Europe and in other foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions, whether global or in certain geographic areas;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	changes in the number and size of relatively large individual transactions and projects in which we are involved from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and dispositions by us and the financial impact of such transactions;

•	the timing of completion of our customers’ projects;

•	the length of each customer product upgrade cycle and the volume of purchases during the cycle;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax is renewed for 2014 and beyond;

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

We requested an Advanced Pricing Agreement with the Internal Revenue Service regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008 and our sharing of research and development costs with our international subsidiaries. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, upon the closing of the Omneon acquisition. In 2012, we withdrew our request for the Advanced Pricing Agreement with the Internal Revenue Service with respect to our initial non-exclusive license of intellectual property. As noted above, our U.S. corporate tax returns for both 2008 and 2010 are presently being audited by the Internal Revenue Service. If the Internal Revenue Service, in connection with such audit or otherwise, were to disagree with our tax treatment of either of such non-exclusive licenses, we may be required to take a charge to expense related to such disagreement, which could have a material and adverse effect on our operating results in the period in which the charge is taken.

We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion involves the implementation of an international structure that includes, among other things, an international support center in Europe, a research and development cost sharing arrangement, and certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.

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

Conditions in the U.S. and global economies improved from mid-2010 to mid-2011, but have remained uncertain since mid-2011. The terrorist attacks in the U.S. in 2001, subsequent and continuing attempted and accomplished terrorist attacks in other parts of the world, and the threat of future attacks have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, the threat of future attacks, the ongoing war on terrorism, recent increased social and political instability and regime changes, particularly in the Middle East, and tensions among countries, including between Iran and Israel and the U.S., and North Korea and South Korea and the U.S., on our business and the global economy remain uncertain. Such uncertainty has increased the price of certain commodities, particularly oil, which could have an indirect material and adverse impact on the cost of manufacturing and shipping our products. Moreover, the potential for future terrorist attacks, including hacking attacks on government and commercial computer systems, and regional wars, increases in such social and political instability, and such tensions, particularly if Israel or any other country were to attack any of Iran’s nuclear development facilities or North Korea were to attack South Korea or any other country, make it difficult to estimate the long-term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries and certain European countries, and the impact of resulting economic conditions on our business.

We face risks associated with having important facilities and resources located in Israel.

We maintain facilities in two locations in Israel with a total of 219 employees, or approximately 20% of our worldwide workforce, as of March 29, 2013. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

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

These financing activities or expenditures could materially and adversely affect our operating results, cash flows and financial condition or the price of our common stock, or both. Alternatively, due to difficulties in the capital or credit markets at the time, we may be unable to secure capital on reasonable terms, or at all, necessary to complete an acquisition.

Moreover, even if we were to obtain benefits from acquisitions in the form of increased revenue and earnings per share, there may be a delay between the time the expenses associated with an acquisition are incurred and the time we recognize such benefits.

As of March 29, 2013, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

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

On February 18, 2013, we entered into an Asset Purchase Agreement with Aurora Networks pursuant to which we agreed to sell our cable access HFC business (the “Business”) for $46 million in cash. This disposition of the Business closed on March 5, 2013. Revenue from this Business in 2012 was approximately $53 million, which represented approximately 10% of our revenue for the year.

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, possible delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from the seller’s information technology and other operating systems, and potential post-closing claims for indemnification or breach of transition services obligations of the seller . Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to the seller’s fixed cost structure, and a seller may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.

As part of the transition services the Company provides to Aurora in connection with the sale of the Business, the Company, at Aurora’s request during the five month period after the close of the sale, purchases access inventory from the Company’s vendors on behalf of Aurora. As of March 29, 2013, the Company had $1.4 million of payables to vendors, and purchase commitments of $5.5 million, on Aurora’s behalf. In the event Aurora were to default on its obligations to reimburse the Company for inventory purchased on its behalf, the Company would continue to be obligated to the vendors from which it purchased the inventory and, accordingly, its operating results, financial condition and cash flow could be materially and adversely affected.

The sale of the Business will reduce future annual potential revenue, likely in the range of $50 million to $55 million, future annual expenses, including cost of sales, likely in the range of $45 million to $50 million, and cash flow. With this reduction in revenue and cash flow, the sale could also have an adverse affect on our results of operations and financial position.

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

We could be negatively affected as a result of a possible proxy contest and the actions of activist stockholders.

We recently received a notice from Voce Capital Partners LP and certain of its affiliates that announces their intent to nominate three individuals for election to our Board of Directors. If a proxy contest results from this notice or proposal, or if other activist activities continue, our business could be adversely affected because:

•	responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•

perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

As of March 29, 2013, we have 487 employees in our international operations, representing approximately 44% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At March 29, 2013, we held 49 issued U.S. patents and 14 issued foreign patents (reduced from prior periods as a result of the disposition of our cable access HFC business), and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We cannot assure you that our tender offer or any stock repurchase program will actually result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On April 18, 2013, our Board of Directors approved a modified “Dutch Auction” tender offer to repurchase up to $100 million of shares of our common stock. The tender offer is scheduled to expire on May 24, 2013, unless extended. Until the tender offer expires, we will not know the amount of shares that have been tendered for repurchase, or the exact per share price (within the $5.75 to $6.25 range offered) that we will be required to pay to stockholders who tender shares. We cannot provide any assurance that we will repurchase a sufficient number of shares of our common stock through the tender offer to accomplish our stated objectives. Accordingly, we may pursue other strategies to return capital to stockholders, including open market repurchases.

Following the termination of our tender offer, we expect to resume our previously announced stock repurchase program, the size of which will be determined based upon the results of the tender offer. Under the program, we are authorized to repurchase shares of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

Repurchases pursuant to our tender offer and our stock repurchase program could affect our stock price and increase its volatility. The successful completion of our tender offer, and continued repurchases under our stock repurchase program, will reduce the market liquidity for our stock. Additionally, repurchases under our tender offer and any renewed stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our tender offer and our stock repurchase program are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls, and may be exported outside the U.S. only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential international customers.

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

We believe that our existing cash and short-term investments of approximately $228 million, at March 29, 2013, even as reduced through future repurchases of our common stock under the tender offer and stock repurchase program discussed on page 45, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect, to take advantage of presently unanticipated strategic opportunities, to satisfy our other cash requirements from time to time, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

In order to be able to respond to these issues, we have increased our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of our products when necessary, which has increased our costs and could increase our risk of holding obsolete or excessive inventory. We also employ a demand order fulfillment model which is designed to reduce the effects of increases or decreases in demand for any products. Nevertheless, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, both short and long term, which could materially and adversely affect our operating results, financial condition and cash flows.

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

Our common stock price may be extremely volatile, and the value of an investment in our stock may decline.

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

•	general market and economic conditions;

•	actual or anticipated variations in operating results;

•	announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our customers regarding end user market conditions and the status of existing and future infrastructure network deployments;

•	our recent announcement and commencement of a tender offer to repurchase up to $100 million of shares of our common stock and the expiration of that tender offer;

•	additions or departures of key personnel; and

•	future equity or debt offerings or our announcements of these offerings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2012, the Board of Directors approved a stock repurchase program that provides for the repurchase of up to $25 million of the Company’s outstanding common stock during the term of the program, which expires 18 months from Board approval. On January 28, 2013, our Board of Directors approved a $75 million increase to our existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business. The Board has authorized aggregate repurchases under the program of $135 million, approximately $32 million of which had been utilized for repurchases as of March 29, 2013.

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

The table below sets forth the stock repurchase activity for the quarter ended March 29, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased as Part of the Program	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2013 - January 25, 2013	—	—	$2,361
January 26, 2013 - February 22, 2013	—	—	$112,361
February 23, 2013 - March 29, 2013	1,608	$5.76	$103,093

	1,608	$5.76

On April 22, 2013, the Company announced that it expected to commence a modified “Dutch Auction” tender offer to purchase up to $100.0 million of its common stock at a price per share not less than $5.75 and not greater than $6.25. The tender offer commenced on April 26, 2013, and will expire on May 24, 2013, unless extended. The minimum number of shares that may be purchased in the tender offer represents approximately 14.1% of Harmonic’s currently outstanding common stock. Until the expiration of the tender offer, the Company has suspended its previously announced stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, formatted in Extensible Business Reporting Language (XBRL) includes:

(i)Condensed Consolidated Balance Sheets at March 29, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 29, 2013 and March 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2013 and March 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 8, 2013