Form 10-Q
period 2013-06-28
HARMONIC INC
filed 2013-08-07
CIK 851310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 24, 2013 was 101,122,314.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 28, 2013	December 31, 2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$83,203	$96,670
Short-term investments	78,478	104,506
Accounts receivable, net	86,248	85,920
Inventories	44,381	64,270
Deferred income taxes	20,145	21,870
Prepaid expenses and other current assets	19,727	23,636

Total current assets	332,182	396,872
Property and equipment, net	37,436	38,122
Goodwill	197,857	212,518
Intangibles, net	44,642	58,447
Other assets	14,873	11,572

Total assets	$626,990	$717,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,850	$25,447
Income taxes payable	496	1,797
Deferred revenue	32,976	33,235
Accrued liabilities	38,931	42,415

Total current liabilities	95,253	102,894
Income taxes payable, long-term	50,546	49,309
Other non-current liabilities	11,675	11,915

Total liabilities	157,474	164,118

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 100,920 and 114,193 shares issued and outstanding at June 28, 2013 and December 31, 2012, respectively	101	114
Additional paid-in capital	2,346,784	2,432,790
Accumulated deficit	(1,876,405)	(1,879,026)
Accumulated other comprehensive loss	(964)	(465)

Total stockholders’ equity	469,516	553,413

Total liabilities and stockholders’ equity	$626,990	$717,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except per share amounts)
Product revenue	$96,777	$103,352	$179,252	$202,850
Service revenue	20,351	18,708	39,548	35,649

Net revenue	117,128	122,060	218,800	238,499
Product cost of revenue	48,932	56,494	94,169	113,044
Service cost of revenue	10,304	10,485	20,574	19,912

Total cost of revenue	59,236	66,979	114,743	132,956

Gross profit	57,892	55,081	104,057	105,543

Operating expenses:
Research and development	25,820	24,856	51,071	51,619
Selling, general and administrative	34,424	31,327	67,693	62,730
Amortization of intangibles	2,010	2,190	4,098	4,369
Restructuring and related charges	242	—	666	—

Total operating expenses	62,496	58,373	123,528	118,718
Loss from operations	(4,604)	(3,292)	(19,471)	(13,175)
Interest income (expense), net	30	116	94	235
Other income (expense), net	(133)	(120)	(300)	283

Loss from continuing operations before income taxes	(4,707)	(3,296)	(19,677)	(12,657)
(Benefit from) provision for income taxes	(1,303)	579	(6,770)	(47)

Loss from continuing operations	(3,404)	(3,875)	(12,907)	(12,610)
Income (loss) from discontinued operations, net of tax (including gain on disposal of $14,819, net of tax, for the six months ended June 28, 2013)	(396)	3,892	15,528	5,099

Net income (loss)	$(3,800)	$17	$2,621	$(7,511)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.03)	$(0.03)	$(0.11)	$(0.11)

Discontinued operations	$0.00	$0.03	$0.14	$0.04

Net income (loss)	$(0.03)	$0.00	$0.02	$(0.06)

Shares used in per share calculation:
Basic and diluted	109,938	117,056	112,534	117,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands)
Net income (loss)	$(3,800)	$17	$2,621	$(7,511)
Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustments	154	(400)	(470)	(86)

Foreign currency translation adjustments	154	(400)	(470)	(86)

Changes in unrealized gain (loss) on investment arising during the period	(46)	(14)	(41)	25

Gain (loss) on investments	(46)	(14)	(41)	25

Other comprehensive income (loss) before tax	108	(414)	(511)	(61)

Income tax benefit related to items of other comprehensive income (loss)	(9)	(29)	(12)	(14)

Other comprehensive income (loss), net of tax	117	(385)	(499)	(47)

Comprehensive income (loss)	$(3,683)	$(368)	$2,122	$(7,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 28, 2013	June 29, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,621	$(7,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	13,805	14,777
Depreciation	8,140	7,519
Stock-based compensation	8,008	9,502
Gain on sale of discontinued operations, net of tax	(14,819)	—
Loss on impairment of fixed assets	149	—
Deferred income taxes	(9,307)	1,330
Provision for inventories	2,143	1,735
Allowance for doubtful accounts, returns and discounts	1,062	2,275
Excess tax benefits from stock-based compensation	—	(75)
Other non-cash adjustments, net	777	398
Changes in assets and liabilities:
Accounts receivable	(1,390)	4,867
Inventories	7,167	907
Prepaid expenses and other assets	3,541	(3,184)
Accounts payable	(2,929)	(684)
Deferred revenue	3,937	4,448
Income taxes payable	(877)	(2,560)
Accrued and other liabilities	(2,946)	(5,605)

Net cash provided by operating activities	19,082	28,139

Cash flows from investing activities:
Purchases of investments	(39,117)	(57,661)
Proceeds from maturities of investments	36,838	26,110
Proceeds from sales of investments	27,506	16,483
Purchases of property and equipment	(8,755)	(6,708)
Proceeds from sale of discontinued operations, net of selling costs	43,638	—

Net cash provided by (used in) investing activities	60,110	(21,776)

Cash flows from financing activities:
Payments for repurchase of common stock	(95,372)	(6,953)
Proceeds from issuance of common stock, net	2,818	2,016
Excess tax benefits from stock-based compensation	—	75

Net cash used in financing activities	(92,554)	(4,862)

Effect of exchange rate changes on cash and cash equivalents	(105)	(38)

Net (decrease) increase in cash and cash equivalents	(13,467)	1,463
Cash and cash equivalents at beginning of period	96,670	90,983

Cash and cash equivalents at end of period	$83,203	$92,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Discontinued Operations

On March 5, 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”) for $46.0 million in cash. The Condensed Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in “Note 3, Discontinued Operations”. Unless noted otherwise, all discussions herein with respect to the Company’s unaudited condensed consolidated financial statements relate to the Company’s continuing operations.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2012 Form 10-K. There have been no significant changes to these policies during the six months ended June 28, 2013.

Reclassifications

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

In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income”, which requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The Company adopted this new guidance in the first quarter of fiscal 2013 and included the required disclosures.

In March 2013, the FASB issued ASU 2013-4, “Obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date”. The update provides requirements for the recognition, measurement and disclosure of an entity’s reasonable expectation of its obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance requires an entity to disclose the nature and amount of any such obligation as well as other information about the obligation. The guidance is effective for the Company beginning in the first quarter of its 2014 fiscal year and should be applied prospectively. The Company does not expect the adoption of ASU 2013-04 will have a material impact on its financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The ASU addresses accounting for a cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance is effective for the Company beginning in the first quarter of its 2014 fiscal year and should be applied prospectively. The Company does not expect the adoption of ASU 2013-05 will have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists”. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and the Company does not expect the adoption of ASU 2013-11 will have a material impact on its financial position, results of operations or cash flows. The guidance is effective for the Company beginning January 1, 2014 on either a prospective or retrospective basis.

NOTE 3: DISCONTINUED OPERATIONS

On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46.0 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46.0 million from the sale and recorded a net gain of $15.0 million in connection with the sale in the first quarter of fiscal 2013, adjusted by ($0.2) million in the second quarter of fiscal 2013, primarily related to adjustments on inventory and fixed assets sold to Aurora, for a net gain of $14.8 million.

In accordance with ASC 205 “Presentation of financial statements – Discontinued Operations”, a business is classified as a discontinued operation when: (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions.

On March 5, 2013, the Company entered into a transition service agreement (‘TSA”) with Aurora to provide contract manufacturing for up to five months and other various support, including providing order fulfillment, taking warranty calls, attending to product returns from customers, providing cost accounting analysis, receiving payments from customers and remitting such payments to Aurora for up to two months. The TSA fees are a fixed amount per month and were determined based on the Company’s estimated cost of delivering the transition services. In addition, on April 24, 2013, the Company and Aurora signed a sublease agreement for the Company’s Milpitas warehouse for the remaining period of the lease. On June 19, 2013, the Company and Aurora agreed to amend the TSA to limit it to sales order processing support and quote support through May 2013, warehouse facilities support through July 2013, and accounts receivable collection and accounts payable support through September 2013, and the TSA fees were also amended accordingly.

The Company determined that the cash flows generated from these transactions are both insignificant and are considered indirect cash flows. As a result, the sale of the cable access HFC business is appropriately presented as discontinued operations. The TSA billing to Aurora in the three and six months ended June 28, 2013 was $0.6 million and $0.9 million, respectively, and it was recorded in the Condensed Consolidated Statements of Operations under income from continuing operations as an offset to the expenses incurred to deliver the transition services. The table below provides details on the income statement caption under which the TSA billing was recorded (in thousands):

	Three months ended	Six months ended
	June 28, 2013
Product cost of revenue	$361	$536
Research and development	12	21
Selling, general and administrative	228	372

Total TSA billing to Aurora	$600	$928

Included within the “Prepaid expenses and other current assets” ending balance at June 28, 2013 on the Condensed Consolidated Balance Sheet is $45,000 due from Aurora for purchases made on Aurora’s behalf and $1.8 million in receivables from customers invoiced on Aurora’s behalf. Included within the “Accrued liabilities” ending balance at June 28, 2013 is $2.2 million due to Aurora primarily for invoicing to customers made on Aurora’s behalf. There is no outstanding payable to third party vendors on Aurora’s behalf as the Company ceased making purchases on Aurora’s behalf at the end of May 2013.

The Company recorded a gain of $14.8 million for the six months ended June 28, 2013, in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : Carrying value of net assets
Inventories, net	$10,579
Prepaid expenses and other current assets	612
Property and equipment, net	1,180
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)

Total net assets sold and de-recognized		$21,480
Less : Selling cost		$2,467
Less : Tax effect		$7,234

Gain on disposal, net of tax		$14,819

Since the Company has one reporting unit, upon the sale of the cable access HFC business, approximately $14.5 million of the carrying value of goodwill was allocated to the cable access HFC business based on the relative fair value of the cable access HFC business to the fair value of the Company. The remaining carrying value of goodwill was tested for impairment, and the Company determined that goodwill was not impaired as of March 29, 2013.

The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented. Revenue and the components of net income related to the discontinued operations for the three and six months ended June 28, 2013 and June 29, 2012 were as follows:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$—	$10,574	$9,556	$21,856

Operating income	$(319)	$897	$515	$2,123
Add : Benefit from income taxes	(60)	(2,995)	(194)	(2,976)
Add : Gain on disposal, net of tax	(137)	—	14,819	—

Income (loss) from discontinued operations, net of taxes	$(396)	$3,892	$15,528	$5,099

NOTE 4: SHORT-TERM INVESTMENTS

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 28, 2013
Certificates of deposit	$1,607	$—	$—	$1,607
State, municipal and local government agencies bonds	41,565	36	(4)	41,597
Corporate bonds	25,459	1	(35)	25,425
Commercial paper	3,846	—	—	3,846
U.S. federal government bonds	6,006	—	(3)	6,003

Total short-term investments	$78,483	$37	$(42)	$78,478

As of December 31, 2012
Certificates of deposit	$1,603	$—	$—	$1,603
State, municipal and local government agencies bonds	59,009	45	(4)	59,050
Corporate bonds	31,568	4	(10)	31,562
Commercial paper	10,287	1	—	10,288
U.S. federal government bonds	2,003	—	—	2,003

Total short-term investments	$104,470	$50	$(14)	$104,506

The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	June 28, 2013	December 31, 2012
Less than one year	$53,589	$76,779
Due in 1 - 2 years	24,889	27,727

Total short-term investments	$78,478	$104,506

Realized gains and losses from the sale of investments for the three and six months ended June 28, 2013 and June 29, 2012 were not material.

Impairment of Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of June 28, 2013.

As of June 28, 2013, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended June 28, 2013, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 28, 2013
Cash equivalents
Money market funds	$40,579	$—	$—	$40,579
Short-term investments
Certificates of deposit	—	1,607	—	1,607
State, municipal and local government agencies bonds	—	41,597	—	41,597
Corporate bonds	—	25,425	—	25,425
Commercial paper	—	3,846	—	3,846
U.S. federal government bonds	6,003	—	—	6,003
Prepaids and other current assets
Foreign exchange forward contracts	—	131	—	131

Total assets measured and recorded at fair value	$46,582	$72,606	$—	$119,188

Accrued liabilities
Foreign exchange forward contracts	$—	$232	$—	$232

Total liabilities measured and recorded at fair value	$—	$232	$—	$232

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents
Money market funds	$54,923	$—	$—	$54,923
Corporate bonds with maturity less than 90 days	—	3,614	—	3,614
U.S. federal government bonds with maturity less than 90 days	3,005	—	—	3,005
Short-term investments
Certificates of deposit	—	1,603	—	1,603
State, municipal and local government agencies bonds	—	59,050	—	59,050
Corporate bonds	—	31,562	—	31,562
Commercial paper	—	10,288	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Prepaids and other current assets
Foreign exchange forward contracts	—	344	—	344

Total assets measured and recorded at fair value	$59,931	$106,461	$—	$166,392

Accrued liabilities
Foreign exchange forward contracts	$—	$143	$—	$143

Total liabilities measured and recorded at fair value	$—	$143	$—	$143

NOTE 6: BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet components (in thousands):

	June 28, 2013	December 31, 2012
Accounts receivable, net
Accounts receivable	$95,595	$95,515
Less: allowances for doubtful accounts, returns and discounts	(9,347)	(9,595)

	$86,248	$85,920

Inventories:
Raw materials	$3,697	$10,731
Work-in-process	995	4,347
Finished goods	39,689	49,192

	$44,381	$64,270

Property and equipment, net:
Furniture and fixtures	$8,200	$7,856
Machinery and equipment	108,950	108,262
Leasehold improvements	7,549	7,612

	124,699	123,730
Less: accumulated depreciation and amortization	(87,263)	(85,608)

	$37,436	$38,122

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 28, 2013 are as follows (in thousands):

Balance at beginning of period	$212,518
Reduction in goodwill associated with the sale of the cable access HFC Business	(14,547)
Foreign currency translation adjustment	(114)

Balance at end of period	$197,857

The following is a summary of identified intangible assets (in thousands):

	June 28, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	$136,145	$(112,157)	$23,988	$136,145	$(102,449)	$33,696
Customer relationships/contracts	67,098	(50,984)	16,114	67,098	(48,150)	18,948
Trademarks and tradenames	11,361	(9,855)	1,506	11,361	(9,145)	2,216
Maintenance agreements and related relationships	7,100	(4,066)	3,034	7,100	(3,513)	3,587

Total identifiable intangibles	$221,704	$(177,062)	$44,642	$221,704	$(163,257)	$58,447

Amortization expense for the identifiable purchased intangible assets for the three and six months ended June 28, 2013 and June 29, 2012 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Included in cost of revenue	$4,762	$5,048	$9,707	$10,408
Included in operating expenses	2,010	2,190	4,098	4,369

Total amortization expense	$6,772	$7,238	$13,805	$14,777

The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2013 (remaining 6 months)	$9,525	$3,999	$13,524
2014	13,745	6,775	20,520
2015	719	5,783	6,502
2016	—	4,096	4,096
2017	—	—	—

Total future amortization expense	$23,989	$20,653	$44,642

NOTE 8: RESTRUCTURING AND RELATED CHARGES

Omneon Restructuring

The Company has restructuring accruals for excess lease facilities related to the closure of the Omneon headquarters in Sunnyvale, California. The accrual was based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013. The following table summarizes the activity in the Omneon restructuring accrual during the six months ended June 28, 2013 (in thousands):

Excess Facilities
Balance at December 31, 2012	$869
Cash payments	(897)
Accretion	28

Balance at June 28, 2013	—

HFC Restructuring

As a result of the sale of the cable access HFC business in March 2013, the Company recorded a $0.6 million restructuring charge in the six months ended June 28, 2013 under “Income from discontinued operations”, of which $0.4 million and $0.2 million were recorded in the first and second quarter of fiscal 2013, respectively. Pursuant to the amended TSA with Aurora, if Aurora elects to terminate any of the U.S. employees hired from the Company on or before August 15, 2013, the Company is obligated to reimburse Aurora for specified severance payments payable to such employees. The restructuring charge for the six months ended June 28, 2013 consisted of $0.5 million of severance and benefits and $0.1 million of contract termination costs. The severance and benefits are related to the termination of nine employees and the accrual for estimated severance payable to Aurora according to the amended TSA. Three of the terminated employees were required to work to the end of the term of the TSA, and, therefore, the Company recorded their severance ratably over their service period. The following table summarizes the activity in the HFC restructuring accrual during the six months ended June 28, 2013 (in thousands):

	Severance	Contract Termination	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges in discontinued operations	403	124	527
Adjustments to restructuring provisions	103	(29)	74
Cash payments	(341)	(95)	(436)

Balance at June 28, 2013	165	—	165

The Company anticipates that the remaining restructuring accrual balance of $0.2 million will be paid out by the end of the third quarter of fiscal 2013.

Harmonic 2013 Restructuring

The Company implemented a series of restructuring plans in fiscal 2013 to reduce costs and improve efficiencies. As a result, the Company recorded a restructuring charge of $0.9 million, of which $0.6 million and $0.3 million were recorded in the first and second quarter of fiscal 2013, respectively. This restructuring charge consisted of severance and benefits of $0.7 million related to the termination of thirty-nine employees worldwide. In addition, the Company wrote–down, to its estimated net realizable value, leasehold improvements and furniture related to our Milpitas warehouse by $0.2 million. The following table summarizes the activity in the Harmonic 2013 restructuring accrual during the six months ended June 28, 2013 (in thousands):

	Severance	Impairment of Leasehold Improvement	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges in continuing operations	641	101	742
Adjustments to restructuring provisions	83	48	131
Cash payments	(698)	—	(698)
Non-cash write-offs	—	(149)	(149)

Balance at June 28, 2013	26	—	26

Of the restructuring charge in the six months ended June 28, 2013, $0.2 million is included in “Product cost of revenue” and the remaining $0.7 million is included in “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The Company anticipates that the remaining restructuring accrual balance of $26,000 will be paid out by the end of the third quarter of fiscal 2013.

NOTE 9: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of June 28, 2013, other than standby letters of credit (Note 14), there were no amounts outstanding under the line of credit facility, and there were no borrowings during the six months ended June 28, 2013. As of June 28, 2013, the amount available for borrowing under this facility, net of $1.2 million of standby letters of credit, was $8.8 million.

This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of June 28, 2013, the Company’s ratio under that covenant was 3.97 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At June 28, 2013, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at June 28, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.20% for a one month borrowing period at June 28, 2013) plus 1.75%, or 1.95%. Borrowings are not collateralized.

NOTE 10: EMPLOYEE BENEFIT PLANS

Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 13, “Employee Benefit Plans”, of Notes to Consolidated Financial Statements in the 2012 Form 10-K

Stock Options and Restricted Stock Units

The following table summarizes the Company’s stock option and RSU unit activity during the six months ended June 28, 2013 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	10,155	8,900	$6.83	3,938	$6.44
Authorized	—	—	—	—	—
Granted	(3,280)	1,351	5.80	1,286	5.79
Options exercised	—	(390)	3.52	—	—
Shares released	—	—	—	(1,201)	6.46
Forfeited or cancelled	1,537	(1,197)	6.68	(268)	6.41

Balance at June 28, 2013	8,412	8,664	$6.84	3,755	$6.29

The following table summarizes information about stock options outstanding as of June 28, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	8,436	$6.86	3.5	$4,487
Exercisable	5,995	7.21	2.4	2,828

The intrinsic value of options vested and expected to vest and exercisable as of June 28, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 28, 2013. The intrinsic value of options exercised during the three and six months ended June 28, 2013 was $0.4 million and $0.9 million, respectively. The intrinsic value of options exercised during the three and six months ended June 29, 2012 was $38,000 and $0.4 million, respectively. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of June 28, 2013 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value (1)
Vested and expected to vest	3,505	1.0	$22,260

(1)	Represents the fair value of the Company’s common stock as of June 28, 2013, times the number of restricted stock units vested and expected to vest as of the same date.

Employee Stock Purchase Plan

The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there is insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.

There was a shortage of approved shares in the ESPP to fund the total employee contributions from January 2, 2013 to June 30, 2013. The shares available in the plan were sufficient to fund approximately 53% of the total contributions. As a result, the shares available were issued ratably to the participants based on each of their contributions during the offering period, relative to the total contributions received from all participants. The participants were refunded the remaining 47% of their contributions and the ESPP is suspended for the second half of 2013. If the Company’s stockholders approve the increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013, contributions under the ESPP will resume in January 2014.

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

NOTE 11: STOCK-BASED COMPENSATION

Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Stock-based compensation in:
Cost of revenue	$622	$764	$1,233	$1,517

Research and development expense	1,121	1,650	2,324	3,305
Selling, general and administrative expense	2,279	2,169	4,364	4,428

Total stock-based compensation in operating expense	3,400	3,819	6,688	7,733

Total stock-based compensation	$4,022	$4,583	$7,921	$9,250

Stock Options

The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Expected term (years)	4.70	4.70	4.70	4.70
Volatility	49%	54%	51%	57%
Risk-free interest rate	1.1%	0.9%	0.8%	1.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

The weighted-average fair value per share of options granted was $2.60 and $2.01 for the three months ended June 28, 2013 and June 29, 2012, respectively. The weighted-average fair value per share of options granted was $2.50 and $2.81 for the six months ended June 28, 2013 and June 29, 2012, respectively.

The fair value of all stock options vested during the three months ended June 28, 2013 and June 29, 2012 was $0.7 million and $1.0 million, respectively. The fair value of all stock options vested during the six months ended June 28, 2013 and June 29, 2012 was $2.0 million and $3.0 million, respectively.

The total realized tax benefit attributable to stock options exercised during the six months ended June 29, 2012, in jurisdictions where this expense is deductible for tax purposes, was $0.1 million. The Company did not recognize any tax benefit attributable to stock options exercised during the six months ended June 28, 2013.

Restricted Stock Units

The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the three months ended June 28, 2013 and June 29, 2012 was $1.8 million and $2.3 million, respectively. The fair value of all restricted stock units issued during the six months ended June 28, 2013 and June 29, 2012 was $7.4 million and $7.7 million, respectively.

Employee Stock Purchase Plan

The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Expected term (years)	0.49	0.50	0.49	0.50
Volatility	30%	54%	30%	54%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

The weighted-average fair value per share of stock purchase rights under the ESPP granted for the six months ended June 28, 2013 and June 29, 2012 was $1.23 and $1.51, respectively.

The ESPP is suspended for the second half of 2013 due to all authorized shares under the plan having been issued through the offering period ended June 30, 2013, and it will resume in January 2014 if the Company’s stockholders approve the increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013. As a result, the Company will not have any stock-based compensation expense in the second half of fiscal 2013 related to the ESPP.

Unrecognized Stock-Based Compensation

As of June 28, 2013, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $25.5 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.2 years.

NOTE 12: INCOME TAXES

The income tax provision includes federal, state and local and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company estimates the annual impact of certain factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.

For the six months ended June 28, 2013, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, non-deductible amortization on foreign intangibles, the differential in foreign tax rates, federal research and development tax credit, and non-deductible stock-based compensation expense. The discrete items recorded in the first six months of fiscal 2013 primarily related to the increase in the valuation allowance on the California research and development tax credit and accrued interest on uncertain tax positions, offset partially by the benefit associated with the reinstatement of the prior year’s federal research and development tax credit, and the benefit associated with the reversal of previously recorded foreign income taxes due to the expiration of the statute of limitation in the foreign jurisdictions.

For the six months ended June 29, 2012, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, the differential in foreign tax rates, non-deductible stock-based compensation expense, and non-deductible amortization on foreign intangibles. The discrete items recorded in the first six months of 2012 primarily related to the increase in the valuation allowance on the California research and development tax credit and accrued interest on uncertain tax positions, offset partially by the benefit associated with the reversal of previously recorded foreign income taxes due to the expiration of the statute of limitation in the foreign jurisdictions.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2008 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities. The Company is under audit by the US Internal Revenue Service for the 2008, 2009 and 2010 tax years. In addition, the statute of limitations on our 2008 and 2009 U.S. corporate income tax return has been extended to September 2013. A subsidiary of the Company is under an audit, which commenced in the first quarter of 2012, for the years 2007 through 2010 by the Israel tax authority. If, upon the conclusion of these audits and the expiration of the statutes of limitations, the ultimate determination of taxes owed in the U.S. or Israel is for an amount different from the tax provision we have recorded in the applicable period, our overall tax expense, deferred tax assets realization, effective tax rate, operating results and cash flow could be materially impacted in the period of adjustment.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $59.2 million as of December 31, 2012, and approximately $60.6 million as of June 28, 2013. If all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. The unrecognized tax benefits may decrease significantly within the next 12 months if related statutes of limitation that are to expire during that period are not extended.

The realization of our deferred tax assets is dependent upon the generation of sufficient U.S and foreign taxable income in the future to offset against those assets. We may not have sufficient taxable income in the future to determine that we will be able to realize some significant portion of our deferred tax assets. As a result, an additional valuation allowance against our deferred tax assets may be required in the period in which such a determination is made, and our operating results could be materially and adversely impacted in the period of adjustment.

The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense. During the six months ended June 28, 2013, the Company recorded a net increase of $0.8 million for interest and possible penalties related to uncertain tax positions, resulting in a balance at June 28, 2013 of $7.9 million.

NOTE 13: INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Loss from continuing operations	$(3,404)	$(3,875)	$(12,907)	$(12,610)
Income (loss) from discontinued operations	(396)	3,892	15,528	5,099

Net income (loss)	$(3,800)	$17	$2,621	$(7,511)

Denominator:
Weighted average number of common shares outstanding
Basic and diluted	109,938	117,056	112,534	117,162
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.03)	$(0.03)	$(0.11)	$(0.11)
Discontinued operations	0.00	0.03	0.14	0.04

Net Income (loss)	$(0.03)	$0.00	$0.02	$(0.06)

The following table sets forth the potentially dilutive shares from stock options, restricted stock units and the ESPP, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Potentially dilutive equity awards outstanding	13,182	14,749	12,598	14,375

NOTE 14: COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments under non-cancelable operating leases at June 28, 2013, after giving effect to $0.6 million of future sublease income from Aurora, are as follows (in thousands):

Years ending December 31,
2013 (remaining six months)	$4,919
2014	7,833
2015	7,226
2016	7,353
2017	7,584
Thereafter	20,997

Total	$55,912

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

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Balance at beginning of period	$3,270	$5,133	$4,292	$5,558
Transfer to Aurora as part of the sale of discontinued operations	—	—	(939)	—
Accrual for current period warranties	1,948	1,474	3,342	3,093
Warranty costs incurred	(1,990)	(1,882)	(3,467)	(3,926)

Balance at end of period	$3,228	$4,725	$3,228	$4,725

Purchase Commitments with Contract Manufacturers and Other Suppliers

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had approximately $21.0 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of June 28, 2013.

Standby Letters of Credit

As of June 28, 2013, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $1.2 million as of June 28, 2013.

Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 28, 2013.

Guarantees

The Company has $0.5 million of guarantees in Israel, with the majority related to rent for buildings used by its Israeli subsidiaries, as of June 28, 2013.

Legal proceedings

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and unspecified damages.

In November, 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent. The complaint seeks injunctive relief and unspecified damages.

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

NOTE 15: STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 28, 2013	December 31, 2012
Foreign currency translation adjustments	$(972)	$(502)
Unrealized gain on investments	8	37

Accumulated Other Comprehensive Loss	$(964)	$(465)

Common Stock Repurchases

On January 28, 2013, our Board of Directors approved a $75 million increase to our existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business, which closed on March 5, 2013. Under the program, the Company is authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and actual number of shares repurchased, if any, depends on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice.

During the three and six months ended June 28, 2013, the Company repurchased and retired 1.8 million and 3.4 million shares of common stock for $10.7 million and $19.9 million, respectively, under this program. In addition to the stock repurchase program, on May 24, 2013, the Company completed a “modified Dutch auction” tender offer and repurchased and retired 12.0 million of its common stock at $6.25 per share. The total cost of the stock repurchase under the tender offer was approximately $76.0 million, including $1.0 million of fees and expenses. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital.

NOTE 16: SUBSEQUENT EVENT

On July 16, 2013, the Board approved an additional $85 million increase to the Company’s stock repurchase program, resulting in an aggregate of $220 million in purchases approved under the program. As of August 2, 2013, approximately $120 million had been utilized to repurchase stock under the program and the Company’s tender offer, which closed on May 24, 2013, and approximately $100 million was available for future purchases under the program.

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

Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	new and future products and services;

•	the potential impact of our continuing stock repurchase plan;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	anticipated changes in economic conditions, particularly in certain geographies, and in financial markets;

•	the expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.

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

On March 5, 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”) for $46.0 million in cash. The Condensed Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in “Note 3, Discontinued Operations”. Unless noted otherwise, all discussions herein with respect to the Company’s unaudited condensed consolidated financial statements relate to the Company’s continuing operations.

The principal markets we serve are cable television companies, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcaster and media companies, as well as, more recently, the emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in the three and six months ended June 28, 2013 accounted for approximately 37% and 33%, respectively, of our revenue, compared to 36% and 37%, respectively, for the same periods in 2012.

Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and six months ended June 28, 2013, revenue from Comcast accounted for 11% and 10%, respectively, of our revenue, compared to 17% and 13%, respectively, for the same periods in 2012.

In the three and six months ended June 28, 2013, we recognized revenue of $117 million and $219 million, respectively, compared to $122 million and $238 million, respectively, in the same periods in 2012. Our international sales, which had been growing at a faster pace than our domestic sales in prior periods, decreased 6% and 4%, respectively, in the three and six months ended June 28, 2013, as compared to the same periods in 2012. Our international sales represented 53% and 55%, respectively, in the three and six months ended June 28, 2013, of our total revenue, compared to 54% and 53%, of our total revenue in the same periods in 2012. Domestic sales decreased by 2% and 13% in the three and six months ended June 28, 2013, as compared to the same periods in 2012. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.

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

Our quarterly revenue has been, and may continue to be, affected by seasonal buying patterns. Typically, revenue in the first quarter of the year is seasonally lower than other quarters, as our customers often are still finalizing their annual budget and capital spending projections for the year. Further, we often recognize a substantial portion of our quarterly revenues in the last month of each quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue, particularly from large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

The impact of economic conditions on certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2010, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies, and weak in other geographies, since the middle of 2011. If an economic downturn were to occur in the future, customers may delay or reduce capital expenditures, which, in turn, often results in lower demand for our products.

As part of our business strategy, (1) from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or may expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business was complementary to Harmonic’s core business, and expanded our customer reach into content providers and extended our product lines into video servers and video-optimized storage for content production and playout. In February, 2013, we entered into an agreement to sell our cable access HFC business to Aurora Networks, and the transaction closed in March 2013. See Note 3, “Discontinued Operations” of our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates, during the six months ended June 28, 2013, from those disclosed in our 2012 Form 10-K.

RESULTS OF OPERATIONS

Net Revenue

Net Revenue by Product Line

Harmonic’s consolidated net revenue, by product line, for the three and six months ended June 28, 2013, compared to the same periods in 2012, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three and six months ended June 28, 2013, as compared to the same periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
Revenue by type:
Video processing products	$62,409	$59,300	$105,315	$111,981
Production and playout products	21,337	20,663	43,567	$41,541
Cable edge products	13,031	23,389	30,370	$49,328
Service and support	20,351	18,708	39,548	$35,649

Net revenue	$117,128	$122,060	$218,800	$238,499

Increase (Decrease):
Video processing products	$3,109		$(6,666)
Production and playout products	674		2,026
Cable edge products	(10,358)		(18,958)
Service and support	1,643		3,899

Total decrease	$(4,932)		$(19,699)

Percent change:
Video processing products	5%		(6)%
Production and playout products	3		5
Cable edge products	(44)		(38)
Service and support	9		11
Total percent change	(4)%		(8)%

The 5% increase in our video processing revenue in the three months ended June 28, 2013, compared to the same period in 2012, was primarily due to a large deployment of our encoding and distribution products in the U.S. broadcast and media market. The 3% increase in production and playout revenues was due to higher sales of our playout servers in the U.S. and the Europe, Middle East and Africa (“EMEA”) region, offset partially by decreased production and playout revenues in the Asia Pacific region. The 44% decrease in our cable edge revenue in the three months ended June 28, 2013, compared to the same period in 2012, was primarily attributable to the softness in the US Pay TV service provider market, as it appears that some providers are looking ahead to new technologies, including converged cable access platform (“CCAP”) enabled products. Service and support revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The 9% increase in our service and support revenues in the three months ended June 28, 2013, compared to the same period in 2012, was driven by a higher subscription base from new maintenance contracts, as well as renewed contracts across all regions.

The 6% decrease in our video processing revenue in the six months ended June 28, 2013, compared to the same period in 2012, was principally the result of lower sales in the first quarter of fiscal 2013 across almost all regions, partially offset by sales growth in the second quarter of fiscal 2013, particularly for our encoding and distribution products in the U.S. broadcast and media market. The 5% increase in production and playout revenue was due to higher sales of our playout servers in the U.S. and EMEA region, offset partially by decreased production and playout revenue in the Asia Pacific region. The 38% decrease in our cable edge revenue in the six months ended June 28, 2013, compared to the same period in 2012, was primarily the result of decreased sales in the U.S. and Canada, mainly due to the softness in the US Pay TV service provider market, as it appears that some of the providers are looking ahead to new technologies, including CCAP enabled products. The 11% increase in our service and support revenues in the six months ended June 28, 2013, compared to the same period in 2012, was driven by a higher subscription base from new maintenance contracts, as well as renewed contracts across all regions.

Net Revenue by Geographic Region

Harmonic’s domestic and international net revenue in the three and six months ended June 28, 2013, compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, in the three and six months ended June 28, 2013, from the corresponding periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
Net revenue:
United States	$55,620	$56,583	$97,970	$112,801
International	61,508	65,477	120,830	125,698

Total	$117,128	$122,060	$218,800	$238,499

Decrease:
United States	$(963)		$(14,831)
International	(3,969)		(4,868)

Total decrease	$(4,932)		$(19,699)

Percent change:
United States	(2)%		(13)%
International	(6)		(4)
Total percent change	(4)%		(8)%

U.S. net revenue was down slightly in the three months ended June 28, 2013, compared to the three months ended June 29, 2012, and it decreased 13% in the six months ended June 28, 2013, compared to the same period in 2012. The decrease in U.S. net revenue in the three and six month periods was primarily attributable to the softness in the US Pay TV service provider market, as it appears that some of the providers are looking ahead to new technologies, including CCAP enabled products. Our U.S. video processing and production and playout revenues were down in the first fiscal quarter of 2013, mainly due to the timing of system upgrade cycles at our customers’ sites, but increased in the second quarter of fiscal 2013, primarily with respect to our encoder and distribution products and video server products.

International net revenue decreased 6% and 4%, respectively, in the three and six months ended June 28, 2013, compared to the same periods in 2012. The decrease in international net revenue in the three and six months ended June 28, 2013, compared to the corresponding periods in 2012, was primarily due to decreased demand in Canada and the Asia Pacific regions, offset partially by increased revenue in the EMEA and the Central and Latin America regions. The decrease in Canada revenue was mainly with respect to our cable edge products and, to a lesser extent, our video processing products, primarily due to the softness in the Pay TV service providers market, as it appears that some of the providers are looking ahead to new technologies, including CCAP enabled products. The decrease in Asia Pacific revenue was primarily with respect to our production and playout products, as we saw a reduction in capital spending in that region for those products. Europe demonstrated some recovery in 2013 across almost all our product lines, and we also saw some increased demand in the Central and Latin America region. We expect that international sales will continue to account for a significant percentage of our net revenue in 2013 and for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue (“gross margin”) in the three and six months ended June 28, 2013, as compared to the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and six months ended June 28, 2013, from the corresponding periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
Gross profit	$57,892	$55,081	$104,057	$105,543
As a percentage of net revenue (“gross margin”)	49%	45%	48%	44%
Increase (decrease)	$2,811		$(1,486)
Percent change	5%		(1)%

Gross margin was 49% and 48%, respectively, in the three and six months ended June 28, 2013, compared to 45% and 44%, respectively, in the corresponding periods in 2012. As a percentage of revenue, the 4% increase in gross margin in both the three and six month periods was primarily due to the positive impact of a shift in the mix of products sold between the periods. In addition, gross margin for cable edge products in the second quarter of fiscal 2013 was higher than the corresponding period in 2012, as we sold more software licenses with these products in the current period.

In the three and six months ended June 28, 2013, $4.8 million and $9.7 million of amortization of intangibles was included in cost of revenue, compared to $5.0 million and $10.4 million, respectively, in the corresponding periods in 2012.

Research and Development

Harmonic’s research and development expense and the expense as a percentage of net revenue in the three and six months ended June 28, 2013, as compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and six months ended June 28, 2013, from the corresponding periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
Research and development	$25,820	$24,856	$51,071	$51,619
As a percentage of net revenue	22%	20%	23%	22%
Increase (decrease)	$964		$(548)
Percent change	4%		(1)%

The 4% increase in research and development expense in the three months ended June 28, 2013, compared to the corresponding period in 2012, was primarily due to increased expenses on consulting, outside engineering services and contractors of $1.5 million, primarily related to our product development efforts, increased employee compensation expense of $0.4 million, primarily due to higher bonus expense resulting from improved operating performance and salary merit adjustment, offset by decreased stock-based compensation expense of $0.6 million and decreased prototype expenses of $0.4 million, primarily due to the timing of our development projects and ongoing evolution of our product roadmap.

The 1% decrease in research and development expense in the six months ended June 28, 2013, compared to the corresponding period in 2012 was primarily the result of decreased stock-based compensation expense of $1.1 million, decreased prototype expenses of $0.7 million, primarily due to the timing of our development projects and ongoing evolution of our product roadmap, and decreased employee compensation expense of $0.2 million, mainly due to reduction in headcount, offset partially by higher bonus expense and salary merit adjustment. These decreases in research and development expenses were offset partially by increased expenses on consulting and outside engineering services of $1.5 million, primarily related to our product development efforts.

Selling, General and Administrative

Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three and six months ended June 28, 2013, as compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three and six months ended June 28, 2013, from the corresponding periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
Selling, general and administrative	$34,424	$31,327	$67,693	$62,730
As a percentage of net revenue	29%	26%	31%	26%
Increase	$3,097		$4,963
Percent change	10%		8%

The 10% increase in selling, general and administrative expenses in the three months ended June 28, 2013, compared to the corresponding period of 2012, was primarily the result of increased bonus expense of $1.4 million as a result of improved operating performance, increased employee salaries and other benefits of $1.4 million due to an increase in headcount and salary merit adjustments, increased legal and other professional fees of $0.5 million, driven mainly by the legal proceedings with Avid Technology, and advisory and legal costs of $0.7 million related to shareholder activist activity, offset partially by decreased tradeshow and other marketing expenses of $0.4 million and decreased commission expenses of $0.3 million.

The 8% increase in selling, general and administrative expenses in the six months ended June 28, 2013, compared to the corresponding period of 2012, was primarily the result of increased bonus expense of $1.1 million as a result of improved operating performance in the second quarter of fiscal 2013, increased employee salaries and other benefits of $2.6 million due to an increase in headcount and salary merit adjustments, increased legal and other professional fees of $1.0 million, driven mainly by the legal proceedings with Avid Technology, and advisory and legal costs of $0.7 million related to shareholder activist activity in the second quarter of fiscal 2013, offset partially by decreased travel and entertainment costs of $0.3 million.

Amortization of Intangibles

Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three and six months ended June 28, 2013, as compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and six months ended June 28, 2013, from the corresponding periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
Amortization of intangibles	$2,010	$2,190	$4,098	$4,369
As a percentage of net revenue	2%	2%	2%	2%
Decrease	$(180)		$(271)
Percent change	(8)%		(6)%

The decrease in amortization of intangibles expense in the three and six months ended June 28, 2013, compared to the corresponding periods in 2012, was primarily due to certain purchased intangible assets becoming fully amortized.

Restructuring and Related Charges

We implemented a series of restructuring plans in fiscal 2013 to reduce costs and improve efficiencies. As a result, we recorded a restructuring charge of $0.9 million, of which $0.6 million and $0.3 million were recorded in the first and second quarter of fiscal 2013, respectively. This restructuring charge consisted of severance and benefits of $0.7 million related to the termination of thirty-nine employees worldwide. In addition, we wrote-down, to its estimated net realizable value, leasehold improvements and furniture related to our Milpitas warehouse by $0.2 million. Of the restructuring charge in the six months ended June 28, 2013, $0.2 million is included in “Product cost of revenue” and the remaining $0.7 million is included in “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations.

Interest Income (Expense), Net

Interest income, net was $30,000 and $94,000, respectively, in the three and six months ended June 28, 2013, as compared to $0.1 million and $0.2 million, respectively, in the corresponding periods in 2012. The decrease in interest income, net was primarily due to a lower balance of cash, cash equivalents and short-term investments during the current three and six month periods and to a decrease in the rate of return on such investments, each as compared to the corresponding periods in 2012.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S dollar. In the three months ended June 28, 2013, the other expense, net was $0.1 million, relatively flat, as compared to the same period in 2012. In the six months ended June 28, 2013, other expense, net was $0.3 million, compared to $0.3 million of other income, net in the corresponding period in 2012. This decrease was primarily due to higher foreign exchange losses of $0.2 million resulting from the strengthening of the USD against the euro, Japanese yen and British pound during the first quarter of fiscal 2013. In addition, the first quarter of fiscal 2012 included a $0.2 million reimbursement of certain legal and tax claims associated with the acquisition of Omneon for which the Omneon shareholders had provided indemnification.

Income Taxes

Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of net revenue, in the three and six months ended June 28, 2013, are presented in the table below. Also presented are the related dollar and percentage changes in provision for (benefit from) income taxes in the three and six months ended June 28, 2013, from the corresponding periods in 2012.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(1,303)	$579	$(6,770)	$(47)
As a percentage of net revenue	(1)%	—%	(3)%	—%
Decrease	$(1,882)		$(6,723)
Percent change	(325)%		14,304%

For the three months ended June 28, 2013, we recorded a benefit from income taxes of $1.3 million, compared to a provision for income taxes of $0.6 million for the same period a year ago, inclusive of discrete items. The increase in the benefit from income taxes in the three months ended June 28, 2013, compared to the same period in 2012, was primarily attributable to a decrease in the valuation allowance on the California research and development tax credit in the second quarter of fiscal 2013.

For the six months ended June 28, 2013, we recorded a benefit from income taxes of $6.8 million, compared to a benefit from income taxes of $47,000 for the same period a year ago, inclusive of discrete items. The increase in the benefit from income taxes in the six months ended June 28, 2013, compared to the same period in 2012, was primarily attributable to the reinstatement of the federal research and development tax credit retroactively from January 1, 2012, and an increase in loss from continuing operations, principally in the first quarter of fiscal 2013.

Liquidity and Capital Resources

As of June 28, 2013, our cash and cash equivalents totaled $83.2 million, and our short-term investments totaled $78.5 million. As of June 28, 2013, a substantial majority of our cash, cash equivalents and short-term investments were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our U.S. operations for the next twelve months, as well as any stock repurchases under our present stock repurchase program.

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

We have a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 23, 2013. As of June 28, 2013, there were no amounts outstanding under the line of credit facility and there were no borrowings during the six months ended June 28, 2013. As of June 28, 2013, the amount available for borrowing under this facility, net of $1.2 million of standby letters of credit, was $8.8 million. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at June 28, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.20% for a one month borrowing period at June 28, 2013) plus 1.75%, or 1.95%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities

(less deferred revenue) of at least 1.75 to 1.00. As of June 28, 2013, the ratio under that covenant was 3.97 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

From time to time, we may consider potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

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

If, from time to time, adequate financing is not available, or is not available on acceptable terms, to us, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	June 28, 2013	June 29, 2012
Net cash provided by (used in):
Operating activities	$19,082	$28,139
Investing activities	60,110	(21,776)
Financing activities	(92,554)	(4,862)
Effect of foreign exchange rate changes on cash	(105)	(38)

Net (decrease) increase in cash and cash equivalents	$(13,467)	$1,463

Operating Activities

Net cash provided by operations in the six months ended June 28, 2013 was $19.1 million, resulting from a net income of $2.6 million, adjusted for $10.0 million in non-cash charges, and a $6.5 million increase in cash associated with the net change in operating assets and liabilities. The non-cash charges principally included amortization of intangible assets, stock-based compensation, depreciation, deferred income taxes, provisions for excess and obsolete inventories and doubtful accounts and a $14.8 million gain on disposal of discontinued operations, net of tax. The net change in operating assets and liabilities included decreases in inventory and prepaid expenses and other assets, as well as an increase in deferred revenue, which were offset partially by increases in accounts receivable, as well as decreases in accounts payable, income tax payable and accrued and other liabilities. The decrease in inventory was primarily due to lower purchases resulting from sale of the cable access HFC business. The decrease in accrued and other liabilities includes the settlement of the U.S. employee accrued paid time off benefit balance of $4.5 million in April 2013, as we implemented a new employee time off program and, as a result, are no longer required to accrue for employee time off benefits in the U.S.

Net cash provided by operations in the six months ended June 29, 2012 was $28.1 million, resulting from a net loss of $7.5 million, adjusted for $37.5 million in non-cash charges and a $1.8 million decrease in cash associated with operating assets and liabilities. The non-cash charges principally included amortization of intangible assets, stock-based compensation, depreciation, provision for inventories and allowance for doubtful accounts, returns and discounts, and deferred income taxes. The net change in operating assets and liabilities included decreases in accrued and other liabilities, income tax payable and accounts payable, as well as increase in prepaid expenses and other assets, which were offset by decreases in accounts receivable and inventories, as well as an increase in deferred revenue.

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

Investing Activities

Net cash provided by investing activities was $60.1 million in the six months ended June 28, 2013, resulting from net proceeds from the sale of discontinued operations of $43.6 million and proceeds from the net sale and maturity of investments of $64.3 million, partially offset by the purchase of short-term investments of $39.1 million and capital expenditures of $8.8 million.

Net cash used in investing activities was $21.8 million in the six months ended June 29, 2012, resulting from the purchase of short-term investments of $57.7 million and capital expenditures of $6.7 million, partially offset by proceeds from the net sale and maturity of investments of $42.6 million.

Financing Activities

Net cash used in financing activities was $92.6 million in the six months ended June 28, 2013, resulting from $95.4 million of payments for the repurchase of common stock in connection with our stock repurchase program, of which approximately $20.0 million was spent on open market transactions and approximately $75.4 million, including related costs, was spent in our recent “modified Dutch auction” tender offer, which closed on May 24, 2013. The payments for the repurchase of common stock were partially offset by $2.8 million of net proceeds from the issuance of common stock related to our equity incentive plans.

Net cash used in financing activities was $4.9 million in the six months ended June 29, 2012, resulting from $7.0 million of payments for the repurchase of common stock in connection with our stock repurchase program announced in April 2012, partially offset by $2.0 million of net proceeds from the issuance of common stock related to our equity incentive plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 28, 2013.

Contractual Obligations and Commitments

As of June 28, 2013, we had approximately $21.0 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the six months ended June 28, 2013, from such information presented in our 2012 Form 10-K.

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

Foreign Currency Exchange Risk

Harmonic has a number of international subsidiaries, each of whose sales are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 12% and 11% of net revenue in the first six months of 2013 and 2012, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of June 28, 2013 (in thousands):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain (Loss) From 10% Appreciation of USD	Foreign Exchange Gain (Loss) From 10% Depreciation of USD
CHF	Sell CHF	$1,037	$104	$(104)
EUR	Sell EUR	6,297	630	(630)
GBP	Sell GBP	18,018	1,802	(1,802)
JPY	Sell JPY	3,492	349	(349)
EUR	Buy EUR	1,891	(189)	189
GBP	Buy GBP	11,266	(1,127)	1,127
ILS	Buy ILS	4,211	(421)	421

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

investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of June 28, 2013, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition and results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of June 28, 2013, our cash, cash equivalents and short-term investments balance was $161.7 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by less than $0.1 million as of June  28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and unspecified damages.

In November 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent. The complaint seeks injunctive relief and unspecified damages.

We are subject to other litigation incidental to our business that is not believed to be material to us.

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

These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	customers suspending or reducing capital spending in anticipation of the introduction of announced new products, such as HEVC and CCAP;

•	federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.

In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or one or more international markets;

•	uncertainty related to development of digital video industry standards;

•	delays in evaluations of new services, new standards and systems architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. In 2008, 2009 and the first half of 2010, economic conditions in many of the geographies in which we offer our products were weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth appears to have become sluggish in some geographies, and weak in other geographies, since the middle of 2011. Further, economic growth is expected to be sluggish or weak in some geographies during the balance of 2013 and perhaps beyond.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns, including in 2008 and 2009, as equipment suppliers competed aggressively for customers’ reduced capital spending. We have experienced similar pressure during the economic slowdown that began in the second half of 2011 and has continued through the second quarter of 2013.

In the digital video solutions market, we compete broadly with products from vertically integrated system suppliers, including Arris, Cisco Systems, Ericsson, and Thomson Video Networks and, in certain product lines, with a number of smaller companies. Our principal competitors for our production and playout products are Harris (now The Gores Group), Grass Valley, Miranda and Avid. Our principal competitors for edge products are Cisco Systems and Arris.

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on products that will facilitate and enhance multi-screen applications, on media (“playout”) servers utilizing integrated channel playout, and on converged cable access platform (“CCAP”) products that are intended to address customers’ cost reduction efforts through the use of IP technology. Many of these products are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market. The success of these significant and costly development efforts will be predicated, in substantial part, on the timing of market adoption of the new standards on which the resulting products are based. If any of the new standards are not adopted or are adopted later than we predicted or adoption occurs earlier than we are able to deliver products based on the new standards, we risk spending research and development time and dollars on products that may never achieve market acceptance or introducing products that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot provide assurances that we will be able to timely enter into any necessary technology development or licensing agreements on reasonable terms, or at all, and, if we fail to do so, we will likely not be able to introduce one or more of such planned products on a timely basis and perhaps be effectively prohibited from introducing such product(s).

If we fail to develop and market new and enhanced products on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

Conditions and changes in some national and global economic environments may adversely affect our business and thus our financial results.

Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, the first half of 2010, the second half of 2011, and 2012 and continued to be weak or sluggish in the first six months of 2013. Global or regional economic slowdowns have led many of our affected customers to decrease their expenditures and caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers have, in the past, required us to significantly increase our allowance for doubtful accounts. It is possible that adverse economic conditions may continue during the balance of 2013 and perhaps beyond.

Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal, Spain and Cyprus, or major financial institutions in those countries, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, or one of more of their major financial institutions were to fail, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets. Any further lowering of that credit rating, whether as a result of the U.S. government failing to timely increase its debt limit or to take steps to reduce its deficit, or the impact of the U.S. government forced reductions in spending due to sequestration, may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world. The impact of any of these issues, which appears to have negatively affected Europe, beginning in the second half of 2011 and through 2012, and may continue to negatively affect Europe during the balance of 2013, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Our customer base is concentrated and we are regularly involved in relatively large transactions. The loss of one or more of our key customers, a failure to diversify our customer base, or a decrease in the number of such larger transactions could harm our business and our operating results.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Over the last two fiscal years, revenue from our ten largest customers has remained relatively flat as a percentage of revenue. Nevertheless, sales to our ten largest customers in the first six months of 2013 and the fiscal year ended December 31, 2012 accounted for approximately 33% and 31% of revenue, respectively. Although we are attempting to broaden our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first six months of 2013 and in the fiscal year ended December 31, 2012, revenue from Comcast accounted for approximately 10% and 11%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

As a result of these and other factors, we may be unable to increase our revenues from some or all of the markets we address, or to do so profitably, and any failure to increase revenues and profits from these customers could materially and adversely affect our operating results, financial condition and cash flows.

We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our contract manufacturers, which may negatively affect our operating results.

Revenue derived from customers outside of the U.S. in the first six months of 2013 and the fiscal year ended December 31, 2012 represented approximately 55% and 56% of our revenue, respectively. Although no assurances can be given with respect to international sales growth in any one or more regions, we expect that international revenue is likely to continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas.

Our international operations, the international operations of our contract manufacturers, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and our operating results, financial condition and cash flows, whether direct or indirect, of:

•	growth and stability of the economy in one or more international regions;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	our significant reliance on distributors, resellers and others to sell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	impact of continuing social and political unrest in the Middle East and resulting regime changes; and

•

impact of recent “saber rattling” by the North Korean government, the threat of Iran developing a nuclear capability or growing unrest in the Middle East and the risk of war resulting from such actions, threats or unrest.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, acts as our primary contract manufacturer, and currently provides us with a substantial majority of the products that we purchase from our contract manufacturers. Most of the products manufactured by our Israeli operations are outsourced to a single third party manufacturer located in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2014.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers in the U.S., Europe and in other foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions, whether global or in certain geographic areas;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	changes in the number and size of relatively large individual transactions and projects in which we are involved from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and dispositions by us and the financial impact of such transactions;

•	the timing of completion of our customers’ projects;

•	the length of each customer product upgrade cycle and the volume of purchases during the cycle;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our domestic and international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax is renewed for 2014 and beyond;

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. We continue to maintain a valuation allowance for certain foreign and California deferred tax assets. The realization of our deferred tax assets is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. We may not have sufficient taxable income in the future to determine that we will be able to realize some significant portion of our deferred tax assets. As a result, an additional valuation allowance against our deferred tax assets may be required in the period in which such a determination is made, and our operating results could be materially and adversely impacted in the period of adjustment.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Either such charge to expense could have a material and adverse effect on our operating results for the applicable period.

In addition, recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

Our 2008, 2009 and 2010 U.S. corporate income tax returns are presently being audited by the Internal Revenue Service. These audits commenced in the second quarter of 2011. A subsidiary of the Company is under an audit, which commenced in the first quarter of 2012, by the Israel tax authority for the years 2007 through 2010. If, upon the conclusion of any of these audits and the expiration of the statutes of limitations, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we have recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

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

In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that our Media Grid product infringes two patents held by Avid. In June 2012, Avid served a subsequent complaint, alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and unspecified damages. At this time, we cannot predict the outcome of either of these matters. An unfavorable outcome of either of these matters, or any other intellectual property infringement action brought against us, could materially and adversely affect our business, operating results, financial position and cash flows.

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

As an example, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products sold to the customer by Harmonic or its acquired companies. Many of these notices arise out of a spate of patent infringement claims, and related litigation, brought by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. Few of the notices we have received from customers with respect to their indemnification rights related to the MPT litigation have demanded that we provide a defense for the customer against such claims or litigation or currently reimburse the customer for its costs of such defense. We cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether the claims are likely to result in a settlement or judgment against a customer defendant (although some such settlements have occurred), or whether we would have liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our other customers makes a written indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we may be obligated to pay amounts to such customer(s) that, either individually or in the aggregate, could materially and adversely affect our operating results, financial condition and cash flows.

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

We generally have no long-term contracts or minimum purchase commitments with any of our distributor, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our distributor, VAR or systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our distributor, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our distributors, VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of, and payment for, our products, could materially and adversely affect our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with distributor, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.

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

We maintain facilities in two locations in Israel with a total of 208 employees, or approximately 19% of our worldwide workforce, as of June 28, 2013. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, one product line, and sales activities.

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

We have made, and may continue to make, acquisitions, and any acquisition could disrupt our operations, cause dilution to our stockholders and materially and adversely affect our business, operating results, cash flows and financial condition.

As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. In 2010, we completed the acquisition of Omneon, a privately-held company that provides broadcast video server and storage systems used for video production and play-to-air workflows. It is possible that we will make additional acquisitions, from time to time, in the future.

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

These financing activities or expenditures could materially and adversely affect our operating results, cash flows and financial condition or the price of our common stock, or both. Alternatively, due to difficulties in the capital or credit markets at the time, we may be unable to secure capital necessary to complete an acquisition on reasonable terms, or at all.

Moreover, even if we were to obtain benefits from acquisitions in the form of increased revenue and earnings per share, there may be a delay between the time the expenses associated with an acquisition are incurred and the time we recognize such benefits.

As of June 28, 2013, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from the seller’s information technology and other operating systems, and potential post-closing claims for indemnification or breach of transition services obligations of the seller . Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to the seller’s fixed cost structure, and a seller may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.

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

We could be negatively affected as a result of a future proxy contest and the actions of activist stockholders.

In April 2013, we received a notice from Voce Capital Partners LP and certain of its affiliates (collectively, “Voce”) that announced their intent to nominate three individuals for election to our Board of Directors-at our 2013 Annual Meeting of Stockholders. On July 9, 2013, Voce announced that it would not, in fact, nominate any individuals for election at our 2013 Annual Meeting of Stockholders, but would continue to “monitor” the Company. If a proxy contest with respect to election of our directors is initiated in the future, by Voce or any other activist stockholder, or if other activist stockholder activities occur, our business could be adversely affected because:

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

As of June 28, 2013, we have 482 employees in our international operations, representing approximately 45% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At June 28, 2013, we held 51 issued U.S. patents and 24 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although companies with technology useful to us are often willing to enter into technology development or licensing agreements with respect to such technology, we cannot provide assurances that such agreements may be negotiated on commercially reasonable terms, or at all. The failure to enter, or a delay in entering, into such technology development or licensing agreements, when necessary or desirable, could limit our ability to develop and market new products and could materially and adversely affect our business.

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

We cannot assure you that our stock repurchase program will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

In April, 2013, our Board of Directors approved a modified “Dutch Auction” tender offer to repurchase up to $100 million of shares of our common stock. The tender offer expired on May 24, 2013, and resulted in our repurchasing approximately 12 million shares of our common stock, at $6.25 per share, for an aggregate purchase price of approximately $75 million.

Now that the tender offer is completed, we have resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase shares up to $100 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

Repurchases pursuant to our tender offer and our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our tender offer and our stock repurchase program are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls, and may be exported outside the U.S. only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Changes in our products or changes in export and import regulations may delay the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential international customers.

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

We believe that our existing cash and short-term investments of approximately $162 million, at June 28, 2013, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed on page 47, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds if our expectations are incorrect to take advantage of unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

In addition, we may, in the future, consider potential acquisitions that would complement our existing product offerings, enhance our technical capabilities, or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital to finance the acquisition and related expenses, as well as to integrate operations following the acquisition, and could require us to issue our stock and dilute existing stockholders.

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

Negative conditions in the global credit and financial markets have adversely affected the liquidity of certain of our investments in the past. In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or our cost, we may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers or insurers of these securities, could materially and adversely affect our operating results, financial condition and cash flows.

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

We believe that our investment securities are carried at fair value. However, over time the economic and market environment in which we conduct business may provide us with additional insight regarding the fair value of certain securities in our portfolio that could change our judgment regarding impairment of those securities. This could result in unrealized or realized losses in our securities, relating to other than temporary declines, being charged against income. Given current market conditions, particularly in Europe, there is continuing risk that declines in fair value of our portfolio securities may occur and impairments may be charged to income in future periods, which could materially and adversely affect our operating results, financial position and cash flows.

If demand for our products increases more quickly than we expect, we may be unable to meet our customers’ requirements.

If demand for our products increases, the difficulty of accurately forecasting and meeting our customers’ requirements will increase. Forecasting to meet customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials, as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Increases in demand on our suppliers and subcontractors from other customers may cause sporadic shortages of certain components and products.

In order to be able to respond to these issues, we have increased our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of our products when necessary. These actions have increased our costs and could also increase our risk of holding obsolete or excessive inventory. We also employ a demand order fulfillment model which is designed to reduce the effects of increases or decreases in demand for any products. Nevertheless, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows.

We are subject to various laws and regulations related to the environment and potential climate change that could impose substantial costs upon us and may adversely affect our business, operating results, cash flows and financial condition.

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change, including those governing the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs and fines, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental or other similar laws. The ultimate costs to us under these laws and the timing of these costs are difficult to predict.

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

Our common stock price may be extremely volatile, and the value of an investment in our stock may decline.

Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

•	general market and economic conditions;

•	actual or anticipated variations in operating results;

•	announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our customers regarding end user market conditions and the status of existing and future infrastructure network deployments;

•	our recent completion of a tender offer in which we repurchased over 10% of our outstanding shares and any future repurchases under our stock repurchase program;

•	additions or departures of key personnel; and

•	future equity or debt offerings or our announcements of these offerings.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we will be required to issue substantial amounts of additional shares upon exercise of stock options, including under our Employee Stock Purchase Plan, or grants of restricted stock units. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2012, the Board of Directors approved a stock repurchase program that provided for the repurchase of up to $25 million of the Company’s outstanding common stock during the term of the program. On January 28, 2013, our Board of Directors approved a $75 million increase to the existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business. On July 16, 2013, the Board approved a further $85 million increase to the program, resulting in an aggregate of $220 million in purchases approved under the program.

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

As of June 28, 2013, the Company has repurchased approximately $117.5 million of its common stock under this program, approximately $42.5 million of which was spent on open market transactions and approximately $75 million of which was spent in the Company’s recent “modified Dutch auction” tender offer, which closed on May 24, 2013. In the tender offer, the Company repurchased approximately 12.0 million shares at $6.25 per share. The total cost of the stock repurchase under the tender offer was approximately $76 million, including $1.0 million of fees and expenses. On June 16, 2013, our Board approved the reinitiating of the Company’s repurchase program, which was suspended during the tender offer.

The table below sets forth the stock repurchase activity for the quarter ended June 28, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2013 - April 23, 2013	1,325	$5.71	1,325	$95,530
June 3, 2013 (tender offer)	11,985	$6.25	11,985	$20,625
June 17, 2013 - June 28, 2013	500	$6.24	500	$17,507

	13,810	$6.20	13,810

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1(2)	Section 906 Certification of Principal Executive Officer

32.2(2)	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at June 28, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2013 and June 29, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 28, 2013 and June 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2013 and June 29, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: Aug 7, 2013