Form 10-Q
period 2013-09-27
HARMONIC INC
filed 2013-11-04
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 000-25826
_____________________________________________________
HARMONIC INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________

Delaware	77-0201147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4300 North First Street
San Jose, CA 95134
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 14, 2013 was 100,808,712.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 27, 2013	December 31, 2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$93,330	$96,670
Short-term investments	75,966	104,506
Accounts receivable, net	85,069	85,920
Inventories	40,369	64,270
Deferred income taxes	20,144	21,870
Prepaid expenses and other current assets	14,757	23,636
Total current assets	329,635	396,872
Property and equipment, net	35,551	38,122
Goodwill	197,956	212,518
Intangibles, net	37,878	58,447
Other assets	16,133	11,572
Total assets	$617,153	$717,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,987	$25,447
Income taxes payable	577	1,797
Deferred revenue	34,115	33,235
Accrued liabilities	33,118	42,415
Total current liabilities	87,797	102,894
Income taxes payable, long-term	12,155	49,309
Other non-current liabilities	11,694	11,915
Total liabilities	111,646	164,118
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 100,901 and 114,193 shares issued and outstanding at September 27, 2013 and December 31, 2012, respectively	101	114
Additional paid-in capital	2,345,512	2,432,790
Accumulated deficit	(1,839,639)	(1,879,026)
Accumulated other comprehensive loss	(467)	(465)
Total stockholders’ equity	505,507	553,413
Total liabilities and stockholders’ equity	$617,153	$717,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except per share amounts)
Product revenue	$98,713	$97,881	$277,965	$300,731
Service revenue	24,205	22,510	63,753	58,159
Net revenue	122,918	120,391	341,718	358,890
Product cost of revenue	52,747	53,995	146,916	167,039
Service cost of revenue	13,379	11,518	33,953	31,430
Total cost of revenue	66,126	65,513	180,869	198,469
Gross profit	56,792	54,878	160,849	160,421
Operating expenses:
Research and development	24,560	25,586	75,631	77,205
Selling, general and administrative	32,527	31,132	100,220	93,862
Amortization of intangibles	2,001	2,179	6,099	6,548
Restructuring and related charges	259	—	925	—
Total operating expenses	59,347	58,897	182,875	177,615
Loss from operations	(2,555)	(4,019)	(22,026)	(17,194)
Interest income, net	47	128	141	363
Other income (expense), net	230	(164)	(70)	119
Loss from continuing operations before income taxes	(2,278)	(4,055)	(21,955)	(16,712)
(Benefit from) provision for income taxes	(38,953)	414	(45,723)	367
Income (loss) from continuing operations	36,675	(4,469)	23,768	(17,079)
Income (loss) from discontinued operations, net of taxes (including gain on disposal of $14,813, net of taxes, for the nine months ended September 27, 2013)	91	(3,761)	15,619	1,338
Net income (loss)	$36,766	$(8,230)	$39,387	$(15,741)
Basic net income (loss) per share from:
Continuing operations	$0.36	$(0.04)	$0.22	$(0.15)
Discontinued operations	$—	$(0.03)	$0.14	$0.01
Net income (loss)	$0.36	$(0.07)	$0.36	$(0.13)
Diluted net income (loss) per share from:
Continuing operations	$0.36	$(0.04)	$0.22	$(0.15)
Discontinued operations	$—	$(0.03)	$0.14	$0.01
Net income (loss)	$0.36	$(0.07)	$0.36	$(0.13)
Shares used in per share calculation:
Basic	101,144	116,517	108,695	116,946
Diluted	102,723	116,517	109,879	116,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands)
Net income (loss)	$36,766	$(8,230)	$39,387	$(15,741)
Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustments	462	403	(8)	317
Foreign currency translation adjustments	462	403	(8)	317
Changes in unrealized gain (loss) on investment arising during the period	52	5	11	30
Gain on investments	52	5	11	30
Other comprehensive income before tax	514	408	3	347
Income tax expense (benefit) related to items of other comprehensive income (loss)	17	3	5	(11)
Other comprehensive income (loss), net of tax	497	405	(2)	358
Comprehensive income (loss)	$37,263	$(7,825)	$39,385	$(15,383)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 27, 2013	September 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$39,387	$(15,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	20,569	22,004
Depreciation	12,365	11,337
Stock-based compensation	11,953	14,122
Gain on sale of discontinued operations, net of tax	(14,813)	—
Loss on impairment of fixed assets	149	—
Deferred income taxes	(10,647)	1,627
Provision for inventories	2,813	2,466
Allowance for doubtful accounts, returns and discounts	1,161	2,012
Excess tax benefits from stock-based compensation	—	(80)
Other non-cash adjustments, net	1,220	560
Changes in assets and liabilities:
Accounts receivable	(310)	13,240
Inventories	10,509	(85)
Prepaid expenses and other assets	8,522	1,847
Accounts payable	(5,418)	364
Deferred revenue	5,127	3,307
Income taxes payable	(39,209)	(1,482)
Accrued and other liabilities	(8,244)	(5,352)
Net cash provided by operating activities	35,134	50,146
Cash flows from investing activities:
Purchases of investments	(54,773)	(94,123)
Proceeds from maturities of investments	50,681	44,876
Proceeds from sales of investments	31,506	30,486
Purchases of property and equipment	(11,249)	(9,850)
Proceeds from sale of discontinued operations, net of selling costs	43,527	—
Net cash provided by (used in) investing activities	59,692	(28,611)
Cash flows from financing activities:
Payments for repurchase of common stock	(103,496)	(14,388)
Proceeds from issuance of common stock, net	5,355	4,922
Excess tax benefits from stock-based compensation	—	80
Net cash used in financing activities	(98,141)	(9,386)
Effect of exchange rate changes on cash and cash equivalents	(25)	103
Net (decrease) increase in cash and cash equivalents	(3,340)	12,252
Cash and cash equivalents at beginning of period	96,670	90,983
Cash and cash equivalents at end of period	$93,330	$103,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2013 (“2012 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2012 Form 10-K. There have been no significant changes to these policies during the nine months ended September 27, 2013.
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
In July 2012, the FASB issued ASU 2012-2, “Intangibles - Goodwill and Other”, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. This accounting standard update became effective for the

Company beginning in the first quarter of fiscal 2013 and did not have any impact on the Company’s Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income”, which requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The Company adopted this new guidance in the first quarter of fiscal 2013 and included the required disclosures.
In March 2013, the FASB issued ASU 2013-4, “Obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date”. The update provides requirements for the recognition, measurement and disclosure of an entity’s reasonable expectation of its obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance requires an entity to disclose the nature and amount of any such obligation, as well as other information about the obligation. The Company does not expect the adoption of ASU 2013-04 will have a material impact on its financial position, results of operations or cash flows. The guidance is effective for the Company beginning in the first quarter of its 2014 fiscal year and should be applied prospectively.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists”. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for the Company beginning in the first quarter of 2014. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

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
On March 5, 2013, the Company entered into a transition services agreement (‘TSA”) with Aurora to provide contract manufacturing for up to five months and other various support, including providing order fulfillment, taking warranty calls, attending to product returns from customers, providing cost accounting analysis, receiving payments from customers and remitting such payments to Aurora for up to two months. The TSA fees are a fixed amount per month and were determined based on the Company’s estimated cost of delivering the transition services. In addition, on April 24, 2013, the Company and Aurora signed a sublease agreement for the Company’s Milpitas warehouse for the remaining period of the lease. The Company and Aurora later agreed to limit the services provided under the agreement to sales order processing support and quote support through May 2013, warehouse facilities support through July 2013, accounts payable support through June 2013, and accounts receivable collection support through October 2013, and the TSA fees were amended accordingly.
The Company determined that the cash flows generated from these transactions are both insignificant and are considered indirect cash flows. As a result, the sale of the cable access HFC business is appropriately presented as discontinued operations. The TSA billing to Aurora in the three and nine months ended September 27, 2013 was $48,000 and $977,000, respectively, and it was recorded in the Condensed Consolidated Statements of Operations under income from continuing operations as an offset to the expenses incurred to deliver the transition services. The table below provides details on the income statement caption under which the TSA billing was recorded (in thousands):

	Three months ended	Nine months ended
	September 27, 2013
Product cost of revenue	$41	$577
Research and development	—	21
Selling, general and administrative	7	379
Total TSA billing to Aurora	$48	$977
Included within the “Prepaid expenses and other current assets” ending balance at September 27, 2013 on the Condensed Consolidated Balance Sheet is $0.2 million in receivables from customers invoiced on Aurora’s behalf. Included within the “Accrued liabilities” ending balance at September 27, 2013 is $0.2 million due to Aurora primarily for invoicing to customers made on Aurora’s behalf. There is no outstanding payable to third party vendors on Aurora’s behalf and there is no outstanding receivable from Aurora for purchases made on its behalf, as the Company ceased making purchases on Aurora’s behalf at the end of May 2013.
The Company recorded a gain of $14.8 million for the nine months ended September 27, 2013, in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : Carrying value of net assets
Inventories, net	$10,579
Prepaid expenses and other current assets	612
Property and equipment, net	1,180
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)
Total net assets sold and de-recognized		$21,480
Less : Selling cost		$2,473
Less : Tax effect		$7,234
Gain on disposal, net of taxes		$14,813
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
The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for all periods presented. Revenue and the components of net income related to the discontinued operations for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue	$161	$16,291	$9,717	$38,147
Operating income	$154	$3,070	$669	$5,193
Less : provision for (benefit from) income taxes	57	6,831	(137)	3,855
Add : Gain (loss) on disposal, net of taxes	(6)	—	14,813	—
Income (loss) from discontinued operations, net of taxes	$91	$(3,761)	$15,619	$1,338

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 27, 2013
State, municipal and local government agencies bonds	$36,195	$41	$(3)	$36,233
Corporate bonds	32,376	16	(11)	32,381
Commercial paper	3,348	—	—	3,348
U.S. federal government bonds	4,001	3	—	4,004
Total short-term investments	$75,920	$60	$(14)	$75,966
As of December 31, 2012
Certificates of deposit	$1,603	$—	$—	$1,603
State, municipal and local government agencies bonds	59,009	45	(4)	59,050
Corporate bonds	31,568	4	(10)	31,562
Commercial paper	10,287	1	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Total short-term investments	$104,470	$50	$(14)	$104,506
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	September 27, 2013	December 31, 2012
Less than one year	$50,782	$76,779
Due in 1 - 2 years	25,184	27,727
Total short-term investments	$75,966	$104,506
Realized gains and losses from the sale of investments for the three and nine months ended September 27, 2013 and September 28, 2012 were not material.
Impairment of Investments
The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of September 27, 2013.
As of September 27, 2013, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the nine months ended September 27, 2013, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 27, 2013
Cash equivalents
Money market funds	$58,220	$—	$—	$58,220
Short-term investments
State, municipal and local government agencies bonds	—	36,233	—	36,233
Corporate bonds	—	32,381	—	32,381
Commercial paper	—	3,348	—	3,348
U.S. federal government bonds	4,004	—	—	4,004
Prepaids and other current assets
Foreign exchange forward contracts	—	5	—	5
Total assets measured and recorded at fair value	$62,224	$71,967	$—	$134,191
Accrued liabilities
Foreign exchange forward contracts	$—	$381	$—	$381
Total liabilities measured and recorded at fair value	$—	$381	$—	$381
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents
Money market funds	$54,923	$—	$—	$54,923
Corporate bonds with maturity less than 90 days	—	3,614	—	3,614
U.S. federal government bonds with maturity less than 90 days	3,005	—	—	3,005
Short-term investments
Certificates of deposit	—	1,603	—	1,603
State, municipal and local government agencies bonds	—	59,050	—	59,050
Corporate bonds	—	31,562	—	31,562
Commercial paper	—	10,288	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Prepaids and other current assets
Foreign exchange forward contracts	—	344	—	344
Total assets measured and recorded at fair value	$59,931	$106,461	$—	$166,392
Accrued liabilities
Foreign exchange forward contracts	$—	$143	$—	$143
Total liabilities measured and recorded at fair value	$—	$143	$—	$143

NOTE 6: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 27, 2013	December 31, 2012
Accounts receivable, net:
Accounts receivable	$94,283	$95,515
Less: allowances for doubtful accounts, returns and discounts	(9,214)	(9,595)
Accounts receivable, net	$85,069	$85,920

Inventories:
Raw materials	$3,188	$10,731
Work-in-process	1,378	4,347
Finished goods	35,803	49,192
Total inventories	$40,369	$64,270

Property and equipment, net:
Furniture and fixtures	$8,104	$7,856
Machinery and equipment	111,182	108,262
Leasehold improvements	7,686	7,612
Property and equipment, gross	126,972	123,730
Less: accumulated depreciation and amortization	(91,421)	(85,608)
Property and equipment, net	$35,551	$38,122

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 27, 2013 are as follows (in thousands):

Balance at beginning of period	$212,518
Reduction in goodwill associated with the sale of the cable access HFC Business	(14,547)
Foreign currency translation adjustment	(15)
Balance at end of period	$197,956
The following is a summary of identified intangible assets (in thousands):

	September 27, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	$136,145	$(116,918)	$19,227	$136,145	$(102,449)	$33,696
Customer relationships/contracts	67,098	(52,381)	14,717	67,098	(48,150)	18,948
Trademarks and tradenames	11,361	(10,210)	1,151	11,361	(9,145)	2,216
Maintenance agreements and related relationships	7,100	(4,317)	2,783	7,100	(3,513)	3,587
Total identifiable intangibles	$221,704	$(183,826)	$37,878	$221,704	$(163,257)	$58,447

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 27, 2013 and September 28, 2012 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Included in cost of revenue	$4,763	$5,048	$14,470	$15,456
Included in operating expenses	2,001	2,179	6,099	6,548
Total amortization expense	$6,764	$7,227	$20,569	$22,004
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2013 (remaining 3 months)	$4,763	$1,997	$6,760
2014	13,745	6,775	20,520
2015	719	5,783	6,502
2016	—	4,096	4,096
2017	—	—	—
Total future amortization expense	$19,227	$18,651	$37,878

NOTE 8: RESTRUCTURING AND RELATED CHARGES
Omneon Restructuring
The Company has restructuring accruals for excess lease facilities related to the closure of the Omneon headquarters in Sunnyvale, California. The accrual was based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013. The following table summarizes the activity in the Omneon restructuring accrual during the nine months ended September 27, 2013 (in thousands):

Excess Facilities
Balance at December 31, 2012	$869
Cash payments	(897)
Accretion	28
Balance at September 27, 2013	—
HFC Restructuring
As a result of the sale of the cable access HFC business in March 2013, the Company recorded $16,000 and $617,000 of restructuring charges under “Income from discontinued operations” in the three and nine months ended September 27, 2013, respectively. The restructuring charge for the nine months ended September 27, 2013 consisted of $522,000 of severance and benefits and $95,000 of contract termination costs. The severance and benefits are related to the termination of nine of the Company's employees by the Company as a result of the sale of the HFC business, and the reimbursement to Aurora, pursuant to the amended TSA, of severance payable by Aurora as a result of its subsequent termination of ten U.S. employees hired from the Company, in connection with Aurora's purchase of the HFC business. Three of the employees terminated by the Company were required to work to the end of the term of the TSA and, therefore, the Company recorded their severance ratably over their service period. The following table summarizes the activity in the HFC restructuring accrual during the nine months ended September 27, 2013 (in thousands):

	Severance	Contract Termination	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges in discontinued operations	403	124	527
Adjustments to restructuring provisions	119	(29)	90
Cash payments	(492)	(95)	(587)
Balance at September 27, 2013	30	—	30
The Company anticipates that the remaining restructuring accrual balance of $30,000 will be paid out by the end of the fourth quarter of fiscal 2013.
Harmonic 2013 Restructuring
The Company implemented a series of restructuring plans in fiscal 2013 to reduce costs and improve efficiencies. As a result, the Company recorded restructuring charges of $0.6 million and $1.5 million in the three and nine months ended September 27, 2013, respectively. For the nine months ended September 27, 2013, the restructuring charges consisted of severance and benefits of $1.2 million related to the termination of sixty-three employees worldwide. In addition, the Company wrote–down, to its estimated net realizable value, leasehold improvements and furniture related to its Milpitas warehouse by $149,000, and wrote-down inventory to reflect $151,000 of obsolete inventories arising from the restructuring of its Israel facilities. The following table summarizes the activity in the Harmonic 2013 restructuring accrual during the nine months ended September 27, 2013 (in thousands):

	Severance	Impairment of Leasehold Improvement	Obsolete inventories	Total
Balance at December 31, 2012	$—	$—	$—	$—
Restructuring charges in continuing operations	1,089	101	151	1,341
Adjustments to restructuring provisions	66	48	—	114
Cash payments	(1,060)	—	—	(1,060)
Non-cash write-offs	—	(149)	(151)	(300)
Balance at September 27, 2013	95	—	—	95
Of the restructuring charges in the nine months ended September 27, 2013, $530,000 is included in “Product cost of revenue” and the remaining $925,000 is included in “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The Company anticipates that the remaining restructuring accrual balance of $95,000 will be paid out or used by the end of the fourth quarter of fiscal 2013.

NOTE 9: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. As of September 27, 2013, other than standby letters of credit (Note 14), there were no amounts outstanding under the line of credit facility, and there were no borrowings during the nine months ended September 27, 2013. As of September 27, 2013, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of September 27, 2013, the Company’s ratio under that covenant was 4.71 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. As of September 27, 2013, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 27, 2013,) or at LIBOR for the desired borrowing period (an annualized rate of 0.18% for a one month borrowing period at September 27, 2013) plus 1.75%, or 1.93%. Borrowings are not collateralized.

NOTE 10: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 13, “Employee Benefit Plans”, of Notes to Consolidated Financial Statements in the 2012 Form 10-K
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the nine months ended September 27, 2013 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	10,155	8,900	$6.83	3,938	$6.44
Authorized	—	—	—	—	—
Granted	(3,361)	1,360	5.81	1,333	5.84
Options exercised	—	(788)	4.15	—	—
Shares released	—	—	—	(1,622)	6.28
Forfeited or cancelled	2,015	(1,461)	6.92	(418)	6.51
Balance at September 27, 2013	8,809	8,011	$6.90	3,231	$6.27
The following table summarizes information about stock options outstanding as of September 27, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	7,719	$6.94	3.3	$9,532
Exercisable	5,604	7.27	2.3	5,516
The intrinsic value of options vested and expected to vest and exercisable as of September 27, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 27, 2013. The intrinsic value of options exercised during the three and nine months ended September 27, 2013 was $1.1 million and $2.0 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 28, 2012 was $0.1 million and $0.6 million, respectively. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about restricted stock units outstanding as of September 27, 2013 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value (1)
Vested and expected to vest	2,934	0.9	$22,824

(1)	Represents the fair value of the Company’s common stock as of September 27, 2013, times the number of restricted stock units vested and expected to vest as of the same date.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of common stock purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
There was a shortage of approved shares in the ESPP to fund the total employee contributions from January 2, 2013 to June 30, 2013. The shares available in the plan were sufficient to fund approximately 53% of the total contributions. As a result, the shares available were issued ratably to the participants based on each of their contributions during the offering period, relative to the total contributions received from all participants. The participants were refunded the remaining 47% of their contributions and the ESPP was suspended for the second half of 2013. The Company’s stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013, and contributions under the ESPP will resume in January 2014.
401-K Plan
Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Harmonic’s contributions were suspended from 2009 through 2012, but have been renewed, on the same basis, for 2013.

NOTE 11: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Stock-based compensation in:
Cost of revenue	$605	$659	$1,838	$2,176
Research and development expense	1,076	1,450	3,400	4,755
Selling, general and administrative expense	2,264	2,388	6,628	6,816
Total stock-based compensation in operating expense	3,340	3,838	10,028	11,571
Total stock-based compensation	$3,945	$4,497	$11,866	$13,747
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Expected term (years)	4.70	4.70	4.70	4.70
Volatility	46%	54%	51%	56%
Risk-free interest rate	1.5%	0.7%	0.8%	0.9%
Expected dividends	0.0%	0.0%	0.0%	0.0%
The expected term represents the weighted-average period that the stock options are expected to remain outstanding. The computation of the expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
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
The weighted-average fair value per share of options granted was $3.02 and $1.89 for the three months ended September 27, 2013 and September 28, 2012, respectively. The weighted-average fair value per share of options granted was $2.51 and $2.66 for the nine months ended September 27, 2013 and September 28, 2012, respectively.
The fair value of all stock options vested during the three months ended September 27, 2013 and September 28, 2012 was $0.8 million and $0.8 million, respectively. The fair value of all stock options vested during the nine months ended September 27, 2013 and September 28, 2012 was $2.8 million and $3.8 million, respectively.
The total realized tax benefit attributable to stock options exercised during the nine months ended September 28, 2012, in jurisdictions where this expense is deductible for tax purposes, was $80,000. The Company did not recognize any tax benefit attributable to stock options exercised during the nine months ended September 27, 2013.
Restricted Stock Units
The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the three months ended September 27, 2013 and September 28, 2012 was $2.8 million and $2.6 million, respectively. The fair value of all restricted stock units issued during the nine months ended September 27, 2013 and September 28, 2012 was $10.2 million and $10.3 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Purchase Period Ending	Purchase Period Ending
	June 30, 2013	June 30, 2012	December 31, 2012
Expected term (years)	0.49	0.50	0.50
Volatility	30%	53%	46%
Risk-free interest rate	0.2%	0.2%	0.2%
Expected dividends	0.0%	0.0%	0.0%
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
The fair value per share of stock purchase rights under the ESPP granted for the purchase period ended June 30, 2013 and June 30, 2012, was $1.23 and $1.51, respectively. The fair value per share of stock purchase rights under the ESPP granted for the purchase period ended December 31, 2012 was $1.19. The ESPP is suspended for the second half of 2013 due to all authorized shares under the plan having been issued through the offering period ended June 30, 2013. The Company’s stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013, and contributions under the ESPP will resume in January 2014. As a result, the Company will not have any stock-based compensation expense in the second half of fiscal 2013 related to the ESPP.
Unrecognized Stock-Based Compensation
As of September 27, 2013, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $20.7 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.0 years.

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
For the nine months ended September 27, 2013, the difference between the recorded benefit from income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the net of various discrete items, non-deductible amortization on foreign intangibles, the differential in foreign tax rates, the federal research and development tax credit, and non-deductible stock-based compensation expense. The discrete items recorded in the first nine months of 2013 primarily related to the benefit associated with the reversal of previously recorded federal and, to a lesser extent, foreign income taxes as a result of the expiration of the applicable statutes of limitations in the U.S. for 2008 and 2009 and in foreign jurisdictions for various years, and the benefit associated with the reinstatement of the federal research and development tax credit for 2012, offset partially by the increase in the valuation allowance on the California research and development tax credit and accrued interest on uncertain tax positions.
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
The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008 and 2009 tax years. In addition, the statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax return expired in September 2013 and, as a result, in the third quarter of 2013, the Company recorded a discrete net tax benefit of $38.4 million related to the release of tax reserves for uncertain tax positions for those tax years. The 2010 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities. In the third quarter of 2013, the Israeli tax authority concluded its audit of a subsidiary of the Company for the years 2007 through 2010, and a final settlement was made with the Israeli tax authority. The settlement did not have a material impact on the Company's overall tax expense, deferred tax assets realization, effective tax rate, operating results or cash flow.
In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which include interest and penalties, of approximately $59.2 million as of December 31, 2012, and approximately $22.3 million as of September 27, 2013. If all of the unrecognized tax benefits at September 27, 2013 were recognized, the entire amount would impact the provision for income taxes. The unrecognized tax benefits may decrease significantly within the next 12 months if a related statute of limitations that is currently set to expire during that period is not extended.
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
The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense. During the nine months ended September 27, 2013, as a result of the expiration of the applicable statutes of limitations in the U.S. for 2008 and 2009 and in foreign jurisdictions for various years, the Company recorded a net decrease of $5.8 million for interest and possible penalties related to uncertain tax positions, resulting in a balance at September 27, 2013 of $1.4 million.

NOTE 13: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Numerator:
Income (loss) from continuing operations	$36,675	$(4,469)	$23,768	$(17,079)
Income (loss) from discontinued operations	91	(3,761)	15,619	1,338
Net income (loss)	$36,766	$(8,230)	$39,387	$(15,741)
Denominator:
Weighted average number of common shares outstanding
Basic	101,144	116,517	108,695	116,946
Effect of dilutive securities from stock options, restricted stock units and ESPP	1,579	—	1,184	—
Diluted	102,723	116,517	109,879	116,946
Basic net income (loss) per share from:
Continuing operations	$0.36	$(0.04)	$0.22	$(0.15)
Discontinued operations	$—	(0.03)	0.14	0.01
Net Income (loss)	$0.36	$(0.07)	$0.36	$(0.13)
Diluted net income (loss) per share from:
Continuing operations	$0.36	$(0.04)	$0.22	$(0.15)
Discontinued operations	$—	$(0.03)	$0.14	$0.01
Net Income (loss)	$0.36	$(0.07)	$0.36	$(0.13)
The following table sets forth the potentially dilutive shares from stock options, restricted stock units and the ESPP, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Potentially dilutive equity awards outstanding	6,144	13,608	10,447	13,382

NOTE 14: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of September 27, 2013, after giving effect to $0.5 million of future sublease income from Aurora, are as follows (in thousands):

Years ending December 31,
2013 (remaining three months)	$2,645
2014	9,600
2015	9,047
2016	7,811
2017	7,659
Thereafter	21,157
Total	$57,919

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

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Balance at beginning of period	$3,228	$4,725	$4,292	$5,558
Transfer to Aurora as part of the sale of discontinued operations	—	—	(939)	—
Accrual for current period warranties	1,991	1,314	5,333	4,407
Warranty costs incurred	(1,705)	(1,677)	(5,172)	(5,603)
Balance at end of period	$3,514	$4,362	$3,514	$4,362
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. The Company had approximately $20.8 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of September 27, 2013.
Standby Letters of Credit
As of September 27, 2013, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.2 million as of September 27, 2013.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 27, 2013.
Guarantees
The Company has $0.5 million of guarantees in Israel as of September 27, 2013, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
Legal proceedings
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this initial complaint is scheduled for January 2014. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. In September 2013, the U.S. Patent Trial and Appeal Board authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint. The complaints seek injunctive relief and unspecified damages.
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

NOTE 15: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	September 27, 2013	December 31, 2012
Foreign currency translation adjustments	$(510)	$(502)
Unrealized gain on investments	43	37
Accumulated other comprehensive loss	$(467)	$(465)
Common Stock Repurchases
On January 28, 2013, our Board of Directors approved a $75 million increase to our existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business, which closed on March 5, 2013. On July 16, 2013, the Board authorized repurchasing an additional $85.0 million under the Company’s stock repurchase program, increasing the aggregate authorized amount to $220 million under the ongoing program. Under the program, the Company is authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and actual number of shares repurchased, if any, depends on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice.
During the three and nine months ended September 27, 2013, the Company repurchased and retired 1.1 million and 4.5 million shares of common stock for $7.7 million and $27.6 million, respectively, under this program. As part of the stock repurchase program, on May 24, 2013, the Company completed a “modified Dutch auction” tender offer and repurchased and retired an additional 12.0 million shares of its common stock at $6.25 per share. The total cost of the stock repurchase under the tender offer was approximately $76.0 million, including $1.0 million of fees and expenses. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in capital. As of September 27, 2013, approximately $125.2 million had been utilized to repurchase stock under the program, including under the Company's tender offer, which closed on May 24, 2013, and approximately $94.8 million was available for future purchases under the program.
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
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	the impact of the possibility that the U.S. government will fail to timely raise its debt limit;

•	seasonality of revenue and concentration of revenue sources;

•	the potential impact of our continuing stock repurchase plan;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 34 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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
On March 5, 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”) for $46 million in cash. The Condensed Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in “Note 3, Discontinued Operations”. Unless noted otherwise, all discussions herein with respect to the Company’s unaudited condensed consolidated financial statements relate to the Company’s continuing operations.
The principal markets we serve are cable television companies, direct broadcast satellite system companies, telecommunications companies, or “telcos”, broadcaster and media companies, as well as, more recently, emerging streaming media providers, that create video programming or offer video-based infrastructure. Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our ten largest customers in the three and nine months ended September 27, 2013 accounted for approximately 38% and 33%, respectively, of our revenue, compared to 40% and 38%, respectively, for the same periods in 2012.

Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and nine months ended September 27, 2013, revenue from Comcast accounted for 16% and 12%, respectively, of our revenue, compared to 12% and 13%, respectively, for the same periods in 2012.
In the three and nine months ended September 27, 2013, we recognized revenue of $123 million and $342 million, respectively, compared to $120 million and $359 million, respectively, in the same periods in 2012. Our international sales, which had been growing at a faster pace than our domestic sales in prior periods, decreased 1% and 3%, in the three and nine months ended September 27, 2013, as compared to the same periods in 2012. Our international sales represented 56% of our revenue in each of the three and nine months ended September 27, 2013, compared to 58% and 54% of our total revenue in the same periods in 2012. Domestic sales increased by 6% in the three months ended September 27, 2013, as compared to the same period in 2012, but decreased 7% in the nine months ended September 27, 2013, as compared to the same period in 2012. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.
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
As part of our business strategy, (1) from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or may expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business was complementary to Harmonic’s core business, and expanded our customer reach into content providers and extended our product lines into video servers and video-optimized storage for content production and playout. In February 2013, we entered into an agreement to sell our cable access HFC business to Aurora Networks, and the transaction closed in March 2013. See Note 3, “Discontinued Operations” of our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates, during the nine months ended September 27, 2013, from those disclosed in our 2012 Form 10-K.

RESULTS OF OPERATIONS

Net Revenue
Net Revenue by Product Line
Harmonic’s consolidated net revenue, by product line, for the three and nine months ended September 27, 2013, compared to the same periods in 2012, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three and nine months ended September 27, 2013, as compared to the same periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
Revenue by type:
Video processing products	$58,047	$49,899	$163,362	$161,880
Production and playout products	19,976	23,786	63,543	$65,327
Cable edge products	20,690	24,196	51,060	$73,524
Service and support	24,205	22,510	63,753	$58,159
Net revenue	$122,918	$120,391	$341,718	$358,890
Increase (Decrease):
Video processing products	$8,148		$1,482
Production and playout products	(3,810)		(1,784)
Cable edge products	(3,506)		(22,464)
Service and support	1,695		5,594
Total increase (decrease)	$2,527		$(17,172)
Percent change:
Video processing products	16%		1%
Production and playout products	(16)%		(3)%
Cable edge products	(14)%		(31)%
Service and support	8%		10%
Total percent change	2%		(5)%
The 16% increase in our video processing revenue in the three months ended September 27, 2013, compared to the same period in 2012, was primarily due to increased sales of our encoder and decoder products in the U.S. and international broadcast and media markets. The 16% decrease in production and playout revenues was due principally to lower sales of our playout servers in the Asia Pacific region and the Europe, Middle East and Africa (“EMEA”) region in the three months ended September 27, 2013. The 14% decrease in our cable edge revenue in the three months ended September 27, 2013, compared to the same period in 2012, was primarily attributable to the softness in the U.S. Pay TV service provider market, as it appears that some providers are looking ahead to the availability of new technologies, including converged cable access platform (“CCAP”) enabled products. The 8% increase in our service and support revenues in the three months ended September 27, 2013, compared to the same period in 2012, was primarily due to the recognition of service revenue from a multi-million dollar long-term project in the third quarter of 2013. Service and support revenues are derived primarily from maintenance contracts, but also include professional and integration services and training.
The 1% increase in our video processing revenue in the nine months ended September 27, 2013, compared to the same period in 2012, was primarily due to the increased sales of our encoder and decoder products, principally in the broadcast and media market. The 3% decrease in production and playout revenue was due to lower sales of our playout servers in the Asia Pacific region, offset partially by increased production and playout revenue in the U.S. and the EMEA region, in the nine months ended

September 27, 2013. The 31% decrease in our cable edge revenue in the nine months ended September 27, 2013, compared to the same period in 2012, was primarily attributable to the softness in the U.S. Pay TV service provider market, as it appears that some of the providers are looking ahead to the availability of new technologies, including CCAP enabled products. The 10% increase in our service and support revenues in the nine months ended September 27, 2013, compared to the same period in 2012, was driven by a higher subscription base from new maintenance contracts, as well as renewed maintenance contracts across all regions, and the recognition of service revenue from a multi-million dollar long-term contract in the third quarter of 2013.
Net Revenue by Geographic Region
Harmonic’s domestic and international net revenue in the three and nine months ended September 27, 2013, compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, in the three and nine months ended September 27, 2013, from the corresponding periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
Net revenue:
United States	$53,878	$50,675	$151,848	$163,476
International	69,040	69,716	189,870	195,414
Total	$122,918	$120,391	$341,718	$358,890
Increase (Decrease):
United States	$3,203		$(11,628)
International	(676)		(5,544)
Total increase (decrease)	$2,527		$(17,172)
Percent change:
United States	6%		(7)%
International	(1)%		(3)%
Total percent change	2%		(5)%
U.S. net revenue increased 6% in the three months ended September 27, 2013, compared to the three months ended September 28, 2012, and it decreased 7% in the nine months ended September 27, 2013, compared to the same period in 2012. The increase in U.S. net revenue in the three months ended September 27, 2013 was primarily due to increased sales of our encoder and decoder products to broadcast and media customers, offset partially by a decrease in U.S. revenue from cable customers. The decrease in U.S. revenue for the nine month period was principally due to a decrease in our U.S. cable edge revenue, which was primarily attributable to the softness in the U.S. Pay TV service provider market, as it appears that some of the providers are looking ahead to the availability of new technologies, including CCAP enabled products. This decrease was offset partially by increased sales of our encoder and decoder products to broadcast and media customers.
International net revenue decreased 1% and 3%, respectively, in the three and nine months ended September 27, 2013, compared to the same periods in 2012. The decrease in international net revenue in the three and nine months ended September 27, 2013, compared to the corresponding periods in 2012, was primarily due to decreased demand in Canada and the Asia Pacific region and, to a lesser extent, the Central and Latin America region, offset partially by increased revenue in the EMEA region. The decrease in Canada revenue was mainly with respect to our cable edge products due to the softness in the Pay TV service providers market, as it appears that some of the providers are looking ahead to the availability of new technologies, including CCAP enabled products, and, to a lesser extent, our video processing products. The decrease in Asia Pacific revenue was primarily with respect to our production and playout products, as we saw a reduction in capital spending in that region for those products. In EMEA, we saw some recovery across almost all our product lines in the nine months ended September 27, 2013. In addition, we recognized revenue from a multi-million dollar, long-term European project in the third quarter of 2013. We expect that international sales will continue to account for a significant percentage of our net revenue in 2013 and for the foreseeable future.

Gross Profit

Harmonic’s gross profit and gross profit as a percentage of net revenue (“gross margin”), in the three and nine months ended September 27, 2013, as compared to the corresponding period in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and nine months ended September 27, 2013, from the corresponding periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
Gross profit	$56,792	$54,878	$160,849	$160,421
As a percentage of net revenue (“gross margin”)	46%	46%	47%	45%
Increase	$1,914		$428
Percent change	3%		—%
Gross margin was 46% in both the three months ended September 27, 2013 and September 28, 2012. Gross margin in the three months ended September 27, 2013 was positively impacted by our gross margin improvement efforts and a favorable shift in the mix of product sold between the periods. These positive impacts were offset by lower margin from a multi-million dollar, long-term project that was recognized in the third quarter of 2013.
Gross margin was 47% in the nine months ended September 27, 2013, compared to 45% in the corresponding period in 2012. This 2% increase in gross margin was primarily due to the positive impact of a shift between the periods in the mix of products sold. In addition, gross margin for cable edge products in the second quarter of 2013 was higher than the corresponding period in 2012, as we sold more software licenses with these products in the second quarter of 2013. These positive impacts were partially offset by lower margin from a multi-million dollar, long-term European project that was recognized in the third quarter of 2013.
In the three and nine months ended September 27, 2013, $4.8 million and $14.5 million of amortization of intangibles was included in cost of revenue, compared to $5.0 million and $15.5 million, respectively, in the corresponding periods in 2012.

Research and Development
Harmonic’s research and development expense, and the expense as a percentage of net revenue, in the three and nine months ended September 27, 2013, as compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and nine months ended September 27, 2013, from the corresponding periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
Research and development	$24,560	$25,586	$75,631	$77,205
As a percentage of net revenue	20%	21%	22%	22%
Decrease	$(1,026)		$(1,574)
Percent change	(4)%		(2)%
The 4% decrease in research and development expense in the three months ended September 27, 2013, compared to the corresponding period in 2012, was primarily due to decreased employee compensation expense of $0.7 million, mainly due to reduction in headcount, and decreased stock-based compensation expense of $0.4 million. In addition, the research and development expenses in the three months ended September 28, 2012 included $0.3 million of expenses resulting from the adjustments from our California sales and use tax audit and property tax audit for prior years. These decreases in research and development expenses in the three months ended September 27, 2013 were offset partially by increased expenses on consulting and outside engineering services of $0.4 million, primarily related to our product development efforts.
The 2% decrease in research and development expense in the nine months ended September 27, 2013, compared to the corresponding period in 2012, was primarily the result of decreased stock-based compensation expense of $1.5 million, net decreased employee compensation expense of $0.9 million, mainly due to reduction in headcount, and decreased prototype expenses of $0.7 million, primarily due to the timing of our development projects and ongoing evolution of our product roadmap. In addition, the research and development expenses in the three months ended September 28, 2012 included $0.3 million of expenses resulting from the adjustments from our California sales and use tax audit and property tax audit for prior years. These decreases in research and development expenses in the nine months ended September 27, 2013 were offset partially by increased expenses on consulting and outside engineering services of $1.9 million, primarily related to our product development efforts.

Selling, General and Administrative
Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue, in the three and nine months ended September 27, 2013, as compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three and nine months ended September 27, 2013, from the corresponding periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
Selling, general and administrative	$32,527	$31,132	$100,220	$93,862
As a percentage of net revenue	26%	26%	29%	26%
Increase	$1,395		$6,358
Percent change	4%		7%
The 4% increase in selling, general and administrative expenses in the three months ended September 27, 2013, compared to the corresponding period of 2012, was primarily the result of increased employee compensation expense of $1.0 million, principally due to an increase in headcount, and increased depreciation of $0.6 million related to an increased number of demo equipment.
The 7% increase in selling, general and administrative expenses in the nine months ended September 27, 2013, compared to the corresponding period of 2012, was primarily the result of increased employee compensation expense of $4.3 million, principally due to an increase in headcount and increased bonus expense, increased legal fees of $2.1 million, driven mainly by the legal proceedings with Avid Technology, increased depreciation of $1.3 million related to an increased number of demo equipment, and advisory and legal costs of $0.7 million related to shareholder activist activity in the second quarter of 2013. This increase was offset partially and principally by decreased other professional fees and outside services, mainly related to accounting and tax planning consultation services, and decreased software and license subscriptions, aggregating $1.7 million.

Amortization of Intangibles
Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three and nine months ended September 27, 2013, as compared with the corresponding periods in 2012, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and nine months ended September 27, 2013, from the corresponding periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
Amortization of intangibles	$2,001	$2,179	$6,099	$6,548
As a percentage of net revenue	2%	2%	2%	2%
Decrease	$(178)		$(449)
Percent change	(8)%		(7)%
The decrease in amortization of intangibles expense in the three and nine months ended September 27, 2013, compared to the corresponding periods in 2012, was primarily due to certain purchased intangible assets becoming fully amortized.

Restructuring and Related Charges
We implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. As a result, we recorded restructuring charges of $0.6 million and $1.5 million, respectively, in the three and nine months ended September 27, 2013. For the nine months ended September 27, 2013, the restructuring charges consisted of severance and benefits of $1.2 million related to the termination of 63 employees worldwide. In addition, we wrote-down, to its estimated net realizable value, leasehold improvements and furniture related to our Milpitas warehouse by $149,000 and wrote-down inventory to reflect $151,000 of obsolete inventories arising from the restructuring of our Israel facilities. Of the restructuring charges in the nine months ended September 27, 2013, $530,000 is included in “Product cost of revenue” and the remaining $925,000 is included in “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations.

Interest Income, Net
Interest income, net was $47,000 and $141,000, respectively, in the three and nine months ended September 27, 2013, as compared to $128,000 and $363,000, respectively, in the corresponding periods in 2012. The decrease in interest income, net was primarily due to a lower average balance of cash, cash equivalents and short-term investments during the current three and nine month periods and to a decrease in the rate of return on such investments, as compared to the corresponding periods in 2012.

Other Income (Expense), Net
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S dollar. In the three months ended September 27, 2013, other income, net was $0.2 million, compared to $0.2 million of other expense, net in the same period in 2012. The increase in other income was primarily due to favorable foreign exchange impacts in the three months ended September 27, 2013, as compared to the same period in 2012.
In the nine months ended September 27, 2013, other expense, net was $0.1 million, compared to $0.1 million of other income, net in the corresponding period in 2012. The decrease in other income, net in the nine months ended September 27, 2013, was primarily due to a one-time $0.2 million reimbursement, in the first quarter of 2012, of certain legal and tax claims associated with the acquisition of Omneon for which the Omneon shareholders had provided indemnification

Income Taxes
Harmonic’s provision for (benefit from) income taxes, and provision for (benefit from) income taxes as a percentage of net revenue, in the three and nine months ended September 27, 2013, are presented in the table below. Also presented are the related dollar and percentage changes in provision for (benefit from) income taxes in the three and nine months ended September 27, 2013, from the corresponding periods in 2012.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(38,953)	$414	$(45,723)	$367
As a percentage of net revenue	(32)%	—%	(13)%	—%
Increase in benefit from income taxes	$(39,367)		$(46,090)
Percent change	(9,509)%		(12,559)%
For the three months ended September 27, 2013, we recorded a benefit from income taxes of $39.0 million, compared to a provision for income taxes of $0.4 million for the same period a year ago, inclusive of discrete items. The increase in the benefit from income taxes in the three months ended September 27, 2013, compared to the same period in 2012, was primarily attributable to the net benefit related to the release of tax reserves for uncertain tax positions as a result of the expiration of the statute of limitations for our 2008 and 2009 tax years in the U.S. in the third quarter of 2013.
For the nine months ended September 27, 2013, we recorded a benefit from income taxes of $45.7 million, compared to a provision for income taxes of $0.4 million for the same period a year ago, inclusive of discrete items. The increase in the benefit from income taxes in the nine months ended September 27, 2013, compared to the same period in 2012, was primarily attributable to the net benefit related to the release of tax reserves for uncertain tax positions as a result of the expiration of the statute of limitations for our 2008 and 2009 tax years in the U.S. in the third quarter of 2013, the reinstatement of the federal research and development tax credit retroactively to January 1, 2012, and an increase in loss from continuing operations, principally in the first quarter of fiscal 2013.

Liquidity and Capital Resources
As of September 27, 2013, our cash and cash equivalents totaled $93.3 million, and our short-term investments totaled $76.0 million. A substantial majority of our cash, cash equivalents and short-term investments are held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations for the next twelve months, as well as any stock repurchases under our present stock repurchase program.
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
We have a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. As of September 27, 2013, there were no amounts outstanding under the line of credit facility and there were no borrowings during the nine months ended September 27, 2013. As of September 27, 2013, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million. Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 27, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.18% for a one month borrowing period at September 27, 2013) plus 1.75%, or 1.93%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of September 27, 2013, the ratio under that covenant was 4.71 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.
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
The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 27, 2013	September 28, 2012
Net cash provided by (used in):
Operating activities	$35,134	$50,146
Investing activities	59,692	(28,611)
Financing activities	(98,141)	(9,386)
Effect of foreign exchange rate changes on cash	(25)	103
Net (decrease) increase in cash and cash equivalents	$(3,340)	$12,252
Operating Activities

Net cash provided by operations in the nine months ended September 27, 2013 was $35.1 million, resulting from a net income of $39.4 million, adjusted for $24.8 million in non-cash gains and charges, and a $29.0 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges principally included amortization of intangible assets, stock-based compensation, depreciation, deferred income taxes, and provisions for excess and obsolete inventories, doubtful accounts, returns and discounts, and a $14.8 million gain on disposal of discontinued operations, net of tax. The net change in operating assets and liabilities included decreases in income tax payable, accounts payable and accrued and other liabilities, which were offset partially by decreases in inventories, prepaid expenses and other assets, as well as an increase in deferred revenue. The decrease in income tax payable was primarily due to the reversal of previously recorded federal income tax reserves as a result of the expiration of statutes of limitations for our 2008 and 2009 tax years in the U.S. in the third quarter of 2013. The decrease in accrued and other liabilities reflected the settlement of the U.S. employee accrued paid time off benefit balance of $4.5 million in April 2013, as we implemented a new employee time off program and, as a result, are no longer required to accrue for employee time off benefits in the U.S. In addition, there was no ESPP contributions as of September 27, 2013, as the plan was suspended for the second half of 2013. The decrease in inventory was primarily due to lower purchases resulting from sale of the cable access HFC business and our efforts to better optimize our supply chain.
Net cash provided by operations in the nine months ended September 28, 2012 was $50.1 million, resulting from a net loss of $15.7 million, adjusted for $54.0 million in non-cash charges and a $11.8 million increase in cash associated with operating assets and liabilities. The non-cash charges principally included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories, doubtful accounts, returns and discounts, and deferred income taxes. The net change in operating assets and liabilities included decreases in accounts receivable, prepaid expenses and other assets, as well as an increase in deferred revenue, which were offset partially by decreases in accrued and other liabilities and income tax payable.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments. In addition, in order to secure more favorable pricing from a supplier, we may make an advance payment for future inventory requirements to that supplier in the fourth quarter of 2013. Further, we usually pay our annual incentive compensation to employees in the first quarter after the applicable year.
Investing Activities
Net cash provided by investing activities was $59.7 million in the nine months ended September 27, 2013, resulting from net proceeds from the sale of discontinued operations of $43.5 million and proceeds from the net sale and maturity of investments of $82.2 million, partially offset by the purchase of short-term investments of $54.8 million and capital expenditures of $11.2 million.
Net cash used in investing activities was $28.6 million in the nine months ended September 28, 2012, resulting from the purchase of short-term investments of $94.1 million and capital expenditures of $9.9 million, partially offset by proceeds from the net sale and maturity of investments of $75.4 million.
Financing Activities
Net cash used in financing activities was $98.1 million in the nine months ended September 27, 2013, resulting from $103.5 million of payments for the repurchase of common stock in connection with our stock repurchase program, of which approximately $27.6 million was spent on open market transactions and approximately $75.9 million, including related costs, was spent in our recent “modified Dutch auction” tender offer, which closed on May 24, 2013. The payments for the repurchase of common stock were offset by $5.4 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Net cash used in financing activities was $9.4 million in the nine months ended September 28, 2012, resulting from $14.4 million of payments for the repurchase of common stock in connection with our stock repurchase program announced in April 2012, partially offset by $4.9 million of net proceeds from the issuance of common stock related to our equity incentive plans.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 27, 2013.

Contractual Obligations and Commitments

As of September 27, 2013, we had approximately $20.8 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the nine months ended September 27, 2013, from such information presented in our 2012 Form 10-K.

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

Foreign Currency Exchange Risk
Harmonic has a number of international subsidiaries, the sales of which are generally denominated in U.S. dollars. In addition, Harmonic has various international branch offices that provide sales support and systems integration services. Sales denominated in foreign currencies were approximately 12% and 9% of net revenue in the first nine months of 2013 and 2012, respectively. Harmonic enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage exposure related to foreign accounts receivable and reduce the effects of fluctuating exchange rates on expenses denominated in foreign currencies. Harmonic does not enter into derivative financial instruments for trading purposes. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward exchange contracts as of September 27, 2013 (in thousands):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain (Loss) From 10% Appreciation of USD	Foreign Exchange Gain (Loss) From 10% Depreciation of USD
EUR	Sell EUR	6,354	635	(635)
GBP	Sell GBP	4,728	473	(473)
JPY	Sell JPY	1,955	196	(196)
EUR	Buy EUR	2,414	(241)	241
GBP	Buy GBP	5,048	(505)	505
JPY	Buy JPY	1,985	(199)	199

Interest rate and credit risk
Exposure to market risk for changes in interest rates relates primarily to Harmonic’s investment portfolio of marketable debt securities of various issuers, types and maturities and to Harmonic’s borrowings, if any, under its bank line of credit facility. Harmonic does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. These investments are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. As of September 27, 2013, gross unrealized gains were nominal. If the credit market deteriorates, we may incur realized losses, which could adversely affect our financial condition and results of operations. There is risk that losses could be incurred if Harmonic were to sell any of its securities prior to stated maturity. As of September 27, 2013, our cash, cash equivalents and short-term investments balance was $169.3 million. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, declining interest rates would negatively impact investment income. Based on our estimates, a 10% change in interest rates would have increased or decreased the fair value of our investments by less than $0.1 million as of September 27, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
During the quarterly period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this initial complaint is scheduled for January 2014. In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. In September 2013, the U.S. Patent Trial and Appeal Board authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint. The complaints seek injunctive relief and unspecified damages.
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
These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•	customers suspending or reducing capital spending in anticipation of the introduction of announced new standards, such as HEVC, and products, such as CCAP;

•	federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data technologies and services;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.
In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in domestic or one or more international markets;

•	uncertainty related to development of digital video industry standards;

•	delays in evaluations of new services, new standards and systems architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. In 2008, 2009 and the first half of 2010, economic conditions in many of the geographies in which we offer our products were weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there was an increase in global economic activity in the second half of 2010 and the first half of 2011, economic growth has become sluggish in some geographies, and weak in other geographies, since the middle of 2011, as a result of the re-occurrence of many of the adverse factors listed above, as well as the European sovereign debt crisis and uncertainty in the global and many regional economies. Further, economic growth is expected to be sluggish or weak in some geographies during the balance of 2013 and perhaps beyond.
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
The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns, including in 2008 and 2009, as equipment suppliers competed aggressively for customers’ reduced capital spending. We have experienced similar pressure during the economic slowdown that began in the second half of 2011 and has continued through the third quarter of 2013.
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
In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on products that will facilitate and enhance multi-screen applications, on media (“playout”) servers utilizing integrated channel playout, and on converged cable access platform (“CCAP”) products that are intended to address customers’ cost reduction efforts through the use of IP technology. Many of these products are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market. The success of these significant and costly development efforts will be predicated, in substantial part, on the timing of market adoption of the new standards on which the resulting products are based. If any of the new standards are not adopted or are adopted later than we predict or adoption occurs earlier than we are able to deliver products based on the new standards, we risk spending research and development time and dollars on products that may never achieve market acceptance or introducing products that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.
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
Adverse economic conditions in geographic markets in which we operate may harm our business. As described in the first risk factor in this section, economic conditions in some countries in which we sell products were weak in 2008, 2009, the first half of 2010, the second half of 2011, and 2012 and continued to be weak or sluggish in the first nine months of 2013. Global or regional economic slowdowns have led many of our affected customers to decrease their expenditures and caused certain of our customers to reduce or delay orders for our products. Many of our international customers have been exposed to tight credit markets and depreciating currencies, further restricting their ability to build, expand or upgrade their networks. Some customers have had difficulty in servicing or retiring existing debt, and the financial constraints on certain international customers have, in the past, required us to significantly increase our allowance for doubtful accounts. It is possible that adverse economic conditions may continue during the balance of 2013 and perhaps beyond.
Beginning in the second quarter of 2011, the possible inability of some developed countries, including Greece, Italy, Ireland, Portugal, Spain and Cyprus, or major financial institutions in those countries, to meet their debt payment obligations has put substantial strain, both direct and indirect, on economic conditions in those countries, in Europe and in many other parts of the world, including the U.S. If one or more of the Euro-zone countries were to default on its sovereign debt, or one of more of their major financial institutions were to fail, the adverse impact on European and other economies, including the U.S., could be severe. Further, the lowering of the U.S. government’s credit rating in 2011 had an adverse affect on U.S. and international financial markets. Any further lowering of that credit rating, whether as a result of the U.S. government failing to timely increase its debt limit or to take steps to reduce its deficit, or the impact of the U.S. government forced reductions in spending due to sequestration, may have a material and adverse affect on the U.S. economy, and possibly the economies of most, if not all, of the other countries in the world. The impact of any of these issues, which may continue to negatively affect Europe during the balance of 2013, and perhaps beyond, could have a material adverse effect on our business, operating results, financial condition and cash flows.
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
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Over the last two fiscal years, revenue from our ten largest customers has remained relatively flat as a percentage of revenue. Nevertheless, sales to our ten largest customers in the first nine months of 2013 and the fiscal year ended December 31, 2012 accounted for approximately 33% and 31% of revenue, respectively. Although we are attempting to broaden our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In the first nine months of 2013 and in the fiscal year ended December 31, 2012, revenue from Comcast accounted for approximately 12% and 11%, respectively, of our revenue. Revenue from Comcast accounted for approximately 16% of our revenue for the three months ended September 27, 2013. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions, including, from time to time, projects in which we act much like a systems integrator. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.
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

Revenue derived from customers outside of the U.S. in the first nine months of 2013 and the fiscal year ended December 31, 2012, each represented approximately 56% of our revenue for the respective period. Although no assurances can be given with respect to international sales growth in any one or more regions, we expect that international revenue is likely to continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. Furthermore, most of our contract manufacturing occurs overseas.
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

•
impact of “saber rattling” by the North Korean government, the threat of Iran developing a nuclear capability or the risk of Syria continuing to use chemical weapons, and the risk of war resulting from such action, threat or risk.

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
Plexus Services Corp., which manufactures our products at its facilities in Malaysia, acts as our primary contract manufacturer, and currently provides us with a substantial majority of the products that we purchase from our contract manufacturers. Most of the products manufactured by our Israeli operations are outsourced to another third party manufacturer in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2014.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers in the U.S., Europe and in other foreign markets, due in part to access to financing for capital spending;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from our significant customers;

•	general economic and financial markets conditions, whether global or in certain geographic areas;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition from solution contracts, which may span several quarters;

•	changes in the number and size of relatively large individual transactions and projects in which we are involved from quarter to quarter;

•	the timing of revenue recognition on sales arrangements;

•	the timing of acquisitions and dispositions by us and the financial impact of such transactions;

•	the timing of completion of our customers’ projects;

•	the length of each customer product upgrade cycle and the volume of purchases during the cycle;

•	competitive market conditions, including pricing actions by our competitors;

•	lack of predictability in our revenue cycles;

•	the level and mix of our domestic and international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our products, particularly our new products;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax is renewed for 2014 and beyond;

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
Our 2008, 2009 and 2010 U.S. corporate income tax returns were audited by the Internal Revenue Service ("IRS") and a subsidiary of the Company was under audit by the Israel tax authority for the years 2007 through 2010. However, the statute of limitations for the audit of our 2008 and 2009 tax years by the IRS expired during the third quarter, effectively ending the IRS audits for those years. As a result, we recorded a discrete net tax benefit of $38.4 million related to the release of tax reserves for those tax years Further, the audits by the Israel tax authority for our 2007 through 2010 tax years ended in the third quarter, and we reached a settlement with the Israel tax authority that did not involve any material adjustments. If, upon the conclusion of the remaining IRS audit for 2010 and the expiration of the related statute of limitations, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we recorded in 2010, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
We requested an Advanced Pricing Agreement ("APA") with the IRS regarding our non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008 and our sharing of research and development costs with our international subsidiaries. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, upon the closing of the Omneon acquisition, but did not request an APA with the IRS concerning the Omneon license. In 2012, we withdrew our request for the APA with the IRS with respect to our initial 2008 non-exclusive license of intellectual property. As noted above, although the statutes of limitations with respect to our 2008 and 2009 tax returns have expired, our U.S. corporate tax return for 2010 remains subject to examination by the IRS. If the IRS, in connection with such audit or otherwise, were to disagree with our tax treatment of the Omneon license, we may be required to take a charge to expense related to such disagreement in excess of the tax provision we recorded for 2010, which could have a material and adverse effect on our operating results and cash flow in the period in which the charge is taken.
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
In October 2011, Avid Technology, Inc. filed a complaint in the United States District Court for the District of Delaware, alleging that our Media Grid product infringes two patents held by Avid. A jury trial on the initial complaint is scheduled for January 2014. In June 2012, Avid served a subsequent complaint, alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaints seek injunctive relief and unspecified damages. At this time, we cannot predict the outcome of either of these matters. An unfavorable outcome of either of these matters, or any other intellectual property infringement action brought against us, could materially and adversely affect our business, operating results, financial position and cash flows.
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
As an example, from time to time, we have received letters from several of our customers, notifying us that the customer intends to exercise its indemnification rights in agreements between the customer and us with respect to a patent infringement claim brought against the customer that may cover products sold to the customer by Harmonic or its acquired companies. Many of these notices arise out of a spate of patent infringement claims, and related litigation, brought by the Multimedia Patent Trust (“MPT”), an affiliate of Alcatel-Lucent, against end-users of products used in the industries we address. Any such litigation by MPT may be very expensive to defend, and there could be significant financial exposure to each of such customers if MPT is successful in such litigation or in extracting a settlement of such claims. Few of the notices we have received from customers with respect to their indemnification rights related to the MPT litigation have demanded that we provide a defense for the customer against such claims or litigation or currently reimburse the customer for its costs of such defense. We cannot predict whether the claims by MPT are legitimate or actually cover any of our products, whether the claims are likely to result in a settlement or judgment against a customer defendant (although some such settlements have occurred), or whether we would have liability under our indemnification obligations for defense or settlement costs or damages paid by any customer defendant. In the event one or more of our other customers makes a written indemnification claim against us with respect to a specific amount of defense or settlement costs or damages it suffers as a result of such MPT claims or litigation, we may be obligated to pay amounts to such customer(s) that, either individually or in the aggregate, could materially and adversely affect our operating results, financial condition and cash flows in the quarter such amounts are paid.
We rely on distributors, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these customers or the processes and procedures that support them could adversely affect our business.
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
Federal laws will likely impact the demand for product features by our customers. These laws include the Commercial Advertisement Loudness Mitigation Act and the Twenty-First Century Communications and Video Accessibility Act of 2010,

which deals with accessibility for the hearing and visually impaired. While we have added some features to our products in response to these laws, others (driven by the regulatory process related to the laws) may require feature development on a schedule which may be inflexible and difficult to meet. This could result in our inability to develop other product features necessary for particular transactions at the same time, and thus we could lose some business and the related revenue.
The ongoing threat of terrorism, social and political instability and tensions among countries have created uncertainty and may harm our business.
Conditions in the U.S. and global economies improved from mid-2010 to mid-2011, but have remained uncertain since mid-2011. The terrorist attacks in the U.S. in 2001, subsequent and continuing attempted and accomplished terrorist attacks in other parts of the world, and the threat of future attacks have created many economic and political uncertainties that have adversely impacted the global economy and, as a result, have adversely affected our business. The long-term effects of such attacks, the threat of future attacks, the ongoing war on terrorism, recent increased social and political instability and regime changes, particularly in the Middle East, the war in Syria and the U.S. response, and tensions among countries, including between Iran and Israel and the U.S., and North Korea and South Korea and the U.S., on our business and the global economy remain uncertain. Such uncertainty has increased the price of certain commodities, particularly oil, which could have an indirect material and adverse impact on the cost of manufacturing and shipping our products. Moreover, the potential for future terrorist attacks, including hacking attacks on government and commercial computer systems, and regional wars, increases in such social and political instability, and such tensions, particularly if Israel or any other country were to attack any of Iran’s nuclear development facilities or North Korea were to attack South Korea or any other country, make it difficult to estimate the long-term stability and strength of the U.S. and other economies, particularly those in certain emerging market countries and certain European countries, and the impact of resulting economic conditions on our business.
We face risks associated with having important facilities and resources located in Israel.
We maintain facilities in two locations in Israel with a total of 197 employees, or approximately 19% of our worldwide workforce, as of September 30, 2013. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, certain product lines, and sales activities.
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
As of September 27, 2013, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any such divestiture could adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.
We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. Any such divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.
On February 18, 2013, we entered into an Asset Purchase Agreement with Aurora Networks pursuant to which we agreed to sell our cable access HFC business (the “Business”) for $46 million in cash. This disposition of the Business closed on March 5, 2013. Revenue from this Business in 2012 was approximately $53 million, which represented approximately 10% of our revenue for the year.
Divestitures of product lines have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will not occur, delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from the seller’s information technology and other operating systems, and potential post-closing claims for indemnification or breach of transition services obligations of the seller. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to the seller’s fixed cost structure, and a seller may experience varying success in reducing fixed costs or transferring liabilities previously associated with the divested business.
The sale of the Business will reduce future annual potential revenue, likely in the range of $50 million to $55 million, future annual expenses, including cost of sales, likely in the range of $45 million to $50 million, and cash flow. With this reduction in revenue and cash flow, the sale could also have an adverse affect on our continuing business, results of operations and financial position.
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
We rely on third-party manufacturers for the production of most of our products. Any significant disruption in the business or operations of such manufacturers or of their or our suppliers could adversely impact our business. Our principal third-party manufacturer and several of their and our suppliers and our distributors have operations in locations that are subject to natural disasters, such as severe weather, tsunamis, floods and earthquakes, which could disrupt their operations and, in turn, our operations.
In addition, if there is a major earthquake or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Accordingly, a major earthquake or other natural disaster in one of the geographies in which we, or our third-party manufacturers, their or our suppliers or our customers, operate could have a material and adverse effect on our business, operating results, cash flows and financial condition.
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
As of September 27, 2013, we have 484 employees in our international operations, representing approximately 46% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of recent and any future acquisitions, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurances that we will be successful in any of those regards, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
Our failure to adequately protect our proprietary rights and data may adversely affect us.
At September 27, 2013, we held 51 issued U.S. patents and 24 issued foreign patents, and have a number of patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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
In April 2013, our Board of Directors approved a modified “Dutch Auction” tender offer to repurchase up to $100 million of shares of our common stock. The tender offer expired on May 24, 2013, and resulted in our repurchasing approximately 12 million shares of our common stock, at $6.25 per share, for an aggregate purchase price of approximately $75 million.
Now that the tender offer is completed, we have resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $220 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of September 27, 2013, we had purchased an aggregate of $125.2 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.
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
We believe that our existing cash and short-term investments of approximately $169 million, at September 27, 2013, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed on page 49, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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
Our common stock price may be extremely volatile, and the value of an investment in our stock may decline.
Our common stock price has been highly volatile. We expect that this volatility will continue in the future due to factors such as:

•	general market and economic conditions;

•	actual or anticipated variations in operating results;

•	increases or decreases in the general stock market or to the stock prices of technology companies;

•	announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our customers regarding end user market conditions and the status of existing and future infrastructure network deployments;

•	our recent completion of a tender offer in which we repurchased over 10% of our outstanding shares and any future repurchases under our stock repurchase program;

•	additions or departures of key personnel; and

•	future equity or debt offerings or our announcements of these offerings.
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
In addition, all public companies are subject to new requirements under the Dodd-Frank Act of 2010 that will require us to diligence, disclose, and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of semiconductor devices or other components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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
As of September 27, 2013, the Company has repurchased approximately $125.2 million of its common stock, approximately $50.2 million of which was spent on open market transactions under the stock repurchase program and approximately $75 million of which was spent in the Company’s recent “modified Dutch auction” tender offer, which closed on May 24, 2013. In the tender offer, the Company repurchased approximately 12.0 million shares at $6.25 per share. The total cost of the stock repurchase under the tender offer was approximately $76 million, including $1.0 million of fees and expenses. On June 16, 2013, our Board approved the reinitiating of the Company’s repurchase program, which was suspended during the tender offer.
The table below sets forth the stock repurchase activity for the quarter ended September 27, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
June29, 2013 - July 26, 2013	303	$6.38	303	$100,571
July27, 2013 - August 23, 2013	280	$7.75	280	$98,402
August 24, 2013 - September 27, 2013	482	$7.44	482	$94,815
	1,065	$7.22	1,065

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.2	Amended and Restated Bylaws of Harmonic Inc.

10.1	Amendment No. 2 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1(2)	Section 906 Certification of Principal Executive Officer

32.2(2)	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at September 27, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2013 and September 28, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2013 and September 28, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2013 and September 28, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 4, 2013