Form 10-K
period 2013-12-31
HARMONIC INC
filed 2014-02-28
CIK 851310

2013 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-25826
_______________________________________________________
HARMONIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0201147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4300 North First Street
San Jose, CA 95134
(408) 542-2500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 28, 2013, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $482,307,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 98,547,877 on January 31, 2014.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2013) are incorporated by reference in Part III of this Annual Report on Form 10-K.

HARMONIC INC.
FORM 10-K

Forward Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	seasonality of revenue and concentration of revenue sources;

•	the potential impact of our continuing stock repurchase plan;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	the impact of uncertain economic times and markets;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
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
OVERVIEW
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones. We sell video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. We sell cable edge solutions and related services to cable operators globally. We derive the majority of our revenue from our international customers, with approximately 57% of our revenue from non-U.S. customers in 2013.
Harmonic was initially incorporated in California in June 1988 and was reincorporated in Delaware in May 1995. Our principal executive offices are located at 4300 North First Street, San Jose, California 95134. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our web site is not part of this report.

INDUSTRY OVERVIEW
Demand for Video Services Anytime, Anywhere
The delivery of television programming and Internet-based services to consumers continues to rapidly converge. Consumers increasingly seek a more personalized and dynamic video experience that can be delivered at any time to any location to a variety of devices, ranging from high-definition televisions (HDTVs) and Internet-enabled “smart” televisions, to traditional desktop and laptop computers, to mobile platforms such as smart phones and tablet computers. In this “multiscreen video” environment, video programming and content needs to be transformed into multiple formats, bit rates and resolutions for display on a broad range of devices.
Consumers have grown accustomed to watching video programming and content at their convenience rather than on fixed timeframes scheduled by a cable, satellite or telco Pay-TV service providers. “Time-shifting” technologies such as digital video recorders (DVRs) and video-on-demand (VOD) services are enabling this flexibility. New technologies continue to expand flexibility and multiscreen viewing options, such as the recent introduction of network digital video recorders (NDVRs) by some cable operators, which eliminate the need for local storage and allow a subscriber to store programming on the service provider’s servers for future playback over the service provider’s Internet Protocol (IP) network at any time to the subscriber’s television or to any other device connected to the subscriber’s home network.
Consumers are also increasingly subscribing to video download and streaming services from new media companies such as Netflix, Hulu, Google (YouTube), Amazon (Amazon Instant Video) and Apple (iTunes). These and other similar services aggregate content from broadcasters and content owners and stream video “over-the-top” (OTT) of whoever the Internet service provider is, at no incremental infrastructure cost to the consumer, to any Internet-connected device. New media OTT companies are increasingly threatening the traditional subscription business model of cable, satellite and telco Pay-TV service providers.
Demand for High Quality Video
Consumers increasingly expect and demand a high quality, high-definition (HD) video experience on any device as a result of their experiences with HDTVs and high resolution Blue-ray DVDs, the increasing availability of HD channels from Pay-TV service providers, improving video resolution enabled by high-speed fixed-line and wireless broadband connections, and improving HD displays for desktop computers, laptops, tablet computers and smart phones.
Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ content delivery networks, as well as technology that maximizes the efficiency of their networks.
Service Provider Trends
Pay-TV service providers and broadcasters are competing intensely to offer higher quality video signals for HD services, including evolving initiatives to deliver video in “UltraHD” resolution formats. At the end of 2013, leading operators in the U.S. were offering hundreds of national and local HD channels to their subscribers across the country, and a similar trend is continuing to grow in various international markets.

In response to the growing success of new media OTT companies, in addition to the time-shifting technologies described above, cable operators and other Pay-TV service providers are expanding their offerings to allow customers to stream video programming over IP networks to any device. These new streaming options are rapidly gaining popularity and poised to become a major factor in the future of video. We believe that the delivery of video over IP will continue to change traditional video viewing habits and distribution methods and may alter the traditional subscription business model of the major Pay-TV service providers.
In addition, Pay-TV service providers continue to enhance and differentiate their offerings by creating and delivering their own branded content, either through organic in-house development of new content or through acquisition of existing content brands. For example, Comcast, a cable operator, owns NBC Universal, a broadcast and media company, and Sky Broadcasting, a European satellite Pay-TV service provider, has developed its own channels. The traditional demarcation between our service provider (i.e., content distributors) and content provider (i.e., content owners) customers will likely continue to overlap and blur over time.
Service providers, particularly cable operators, continue to consolidate to achieve greater economies of scale, subscriber concentration and cost efficiencies, and to compete more effectively, especially against the growing disruptive threat of OTT companies. As demand for high quality video services increases unabated, cable, satellite and telco Pay-TV service providers are also continuing to invest in developing and expanding their content delivery and IP networks, while also increasing the capacity and efficiency of their networks with investments in various video delivery infrastructure technologies to, among other things, maximize video quality while minimizing bandwidth utilization.
Content Provider Trends
As video consumption devices proliferate and service providers compete to deliver video anytime and anywhere, an increasing number of content owners and media companies in the U.S. and internationally are launching their own OTT streaming initiatives to reach consumers directly. Broadcasters such as Fox, CBS, NBC and others are also making their programming available for OTT streaming to any device. These initiatives may be in partnership or compete with Pay-TV service providers.
As Pay-TV service providers seek to deliver more video services to more devices and platforms, they are increasingly requiring content providers to supply content that is properly formatted for each device. As the number and type of devices continue to grow, the lack of consistent video standards means content providers must reformat and package their content in dozens of different formats to enable their content to be viewable across all of these different devices.
Emerging Market Trends
With a rapidly growing middle class across emerging markets, in the Asia Pacific region, South Asia, the Middle East, Africa and Central and South America, the Pay-TV business should be poised for rapid growth over the coming decade. We currently derive a significant portion of our revenue from countries in emerging markets. Many consumers who are entering the middle class are now able to afford a monthly video service to gain access to their favorite programs and movies. Considering the early stages of economic development in many of these regions, together with very large populations, we believe some of the leading video service providers serving emerging market countries will experience high subscriber growth rates and may even become worldwide industry leaders. In addition, since the video services currently available to consumers in these markets are generally more basic when compared to services available in more developed markets, we believe subscribers will demand increasingly sophisticated video services over time as consumers in these markets emulate the video viewing habits of consumers in developed markets. As a result, the infrastructure and technology investments these Pay-TV service providers as well as new entrants in these markets will make are likely to grow significantly for the foreseeable future.
Furthermore, media companies addressing emerging markets are aggressively investing in the creation of new content, particularly content that is localized and responsive to consumer demands in these markets, with the goal of creating strong brands and a growing loyal customer base. This growth in content creation should require significant increased investments in video storage, processing and other related technologies.
Content Production Trends
From movie production studios to broadcast newsrooms, consumer demand for HD video programming and the increasing use of digital and HD video cameras to create content is driving a rapid shift from traditional tape-based acquisition and production to a file-based workflow, where video content is captured, compressed, stored and edited as digital files residing in a storage system. The move to digital video file-based production streamlines the production process because content can be more readily shared across multiple production applications with multiple users, and various media processing tasks can be performed on stored content in a “faster-than-real-time” manner. These trends are driving content providers to invest in video file infrastructure that will help them produce more content, faster and more cost-effectively, with server and storage solutions that will enable them to provide content in the widest possible range of formats and at the highest possible quality.
The Market Opportunity
The trends described above pose challenges to both video content producers and video service providers. For content producers, the increase in high-quality video consumption across these new services requires high-performance, reliable video production, transcoding and playout infrastructure in order to support the increased workload. Traditional tape-based operations are inadequate for keeping up with the fast-paced demands for new video content, channels and formats. File-based production storage, high-throughput media transformation and server-based playout enable content producers to meet these growing demands.
For service providers, providing access to all these new forms of content requires more sophisticated video processing capabilities and greater network bandwidth in order to deliver maximum choice and flexibility to the subscriber. In addition, the delivery of live television and downloadable content to broadband connected tablets and other mobile devices creates bandwidth constraints and network management challenges. The demand for more bandwidth-intensive video, voice and data content has strained existing communications networks, especially where video is received and processed, and in the “last mile” of the communications infrastructure, where homes connect to the local network. The upgrade and extension of existing processing capabilities and distribution networks, or the construction of completely new environments to facilitate the processing and delivery of high-speed broadband video, voice and data services, requires substantial capital investment and often the replacement of significant portions of existing infrastructure. As a result, service providers are also seeking solutions that maximize the efficiency of existing available bandwidth and cost-effectively manage and transport digital traffic within networks, in order to minimize the need to construct new or expand existing networks.
Our Cable Market
To address increasing competition, reduce subscriber losses, increase average revenue per user (ARPU) and differentiate themselves, cable operators have embarked on several initiatives to improve their product offerings:

•	Continued introduction of bundled digital video, voice and high speed data services;

•	Expansion of VOD libraries and on-demand service offerings;

•	Refresh of the user experience with upgraded home set-top box solutions;

•	Launches of video delivery over IP to broadband enabled consumer devices, such as phones, tablets and TV;

•	Capacity enhancement of high-speed data services;

•	Expansion of network capacity to support the growing number of available services, including HDTV in foreign markets; and

•	Collaboration with content owners on offering access to on-line content.
To support this rapid expansion of service offerings, cable operators are investing in video processing solutions that can receive, process, and distribute content from a variety of sources to a broad array of consumer devices, video storage equipment, and servers to ingest, store and intelligently distribute content, complemented by cable edge solutions capable of routing, multiplexing and modulating in order to deliver signals to individual subscribers over a network.
In addition, in the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and cable modem termination system (CMTS) functions in a single system in order to combine resources for video and data delivery. We believe CCAP-based systems will significantly reduce cable headend costs and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.
Our Broadcast and Media Markets
Network broadcasters, programmers and content owners transmit live programming of news and sports to their studios for subsequent broadcast, and deliver the same programming and content to Pay-TV service providers for distribution to their subscribers. These broadcasters generally produce their own news and sports highlight content, along with hundreds of channels of network programming that is played-to-air under strict reliability requirements. With our acquisition of Omneon in 2010, the broadcast and media market has become one of our largest markets.
In the terrestrial broadcasting market, operators in many countries in Europe, Asia Pacific, Africa and South America are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. The conversion to digital transmission provides the opportunity to deliver new channels, HD services, premium content and interactive services. These broadcasters are faced with requirements of converting analog signals to digital signals prior to transmission over the air, as well as to distribute these new signals across a new terrestrial network.
Media companies, in order to effectively address consumer demands, are expanding their offerings to support both a wide range of live and linear content, and to make the content available in an on-demand manner. As a result, their transition towards automated file-based workflows have accelerated and, accordingly, so have their needs for media servers, video optimized storage and transformation video products. In addition, and in an effort to optimize their operations, distribution networks responsible for moving video content to service providers are being upgraded to handle larger volumes of digital content in more efficient formats and with greater flexibility.
Our Satellite and Telco Markets
Over 100 satellite operators around the world have established digital television services that serve tens of millions of subscribers. These services are capable of providing tens of thousands of channels, including an increasing number of high definition channels. These linear services will likely continue to expand as operators offer premium packages targeted towards specific consumer groups, with the goal of gaining loyalty and expanding ARPU. In parallel, satellite operators have begun offering the same linear services and VOD options to their customer base via broadband-connected consumer devices such as smart phones, tablets and their own set-top boxes. These services are deployed in conjunction with content delivery networks (CDNs) and are accessible through partnerships, acquisitions or internal investments. To support these new services, satellite operators have begun upgrading their video infrastructure in order to provide a dual gain of bandwidth efficiency and operational optimization in an increasingly complex environment.
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
Over the past several years, telcos around the world have added video services as a competitive response to cable and satellite operators and as a potential source of revenue growth. As their businesses have grown and matured, they have also expanded their offerings in an effort to successfully compete in the video arena, including high quality HD content, larger VOD libraries, time-shifting television services, bundled voice-data-video packages, multiscreen video offerings to a broad range of devices, and branded mobile specific services. The last of these offerings, mobile wireless services, is a key competitive advantage for telcos today, as it provides a clear differentiator in anytime, anywhere service offerings for consumers looking to view content on the move. In developed markets, telcos are also making significant infrastructure investments, including VDSL2 Vectoring and ongoing deployments of fiber-to-the-premises (FTTP) to enable very high speed broadband connections for residences and businesses.
New Media and OTT Market
OTT video streaming already accounts for more than half of downstream Internet traffic in North America, and new media OTT companies are aggressively pushing into international markets. These companies will continue to require high quality video processing solutions in order to process and distribute large amounts of content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization. Also, some OTT companies have begun to develop and introduce original content, and other new media companies are also in the process of developing program channels similar to channels currently available from Pay-TV service providers. We believe these developments may result in increased investments by OTT companies in video production and playout solutions.
PRODUCTS
Our products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and edge products. We also provide technical support services and professional services to our customers worldwide. Our video production platforms consist of video-optimized storage and content management applications, which provide content companies with file-based infrastructure to support video content production activities, such as editing, post-production and finishing. Our playout solutions are based on scalable video servers used by broadcasters, content owners and multi-channel network operators to create and playout television channels. Our video processing solutions, which include network management software and application software and hardware products, provide our customers with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers, for viewing on a broad range of devices. Many of our customers also use these products to organize, manage and distribute content in ways that maximize use of the available bandwidth. Our cable edge products enable cable operators to deliver customized broadcast or narrowcast on-demand and data services to their subscribers.

Video Production Platforms and Playout Solutions
Video servers. Our Spectrum and MediaDeck video server products are used by broadcasters, content owners and multi-channel network operators to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our servers support both standard and high definition programming, as well as many different media formats, such as MPEG-2, MPEG-4, DV and AVC-Intra, using both QuickTime and MXF media wrapper formats.
Video-optimized storage. Our MediaGrid active storage system is a scale-out, network-attached storage system with a built-in media file system that has been optimized for typical read and write file operations found in media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management. In addition, MediaGrid systems are increasingly being employed for time-shifted television services, where highly scalable and reliable storage platforms are required for OTT content distribution.
Media Applications. Complementing our server and storage platforms, our Media Application Server (MAS), combined with a suite of integrated applications, including ProXplore, ProBrowse and ProXchange, provides a basic level of integrated media management and workflow control over content stored across our systems. For more complex media management, our underlying application programming interface, called Media Services Framework, allow both customers and other application developers to build advanced media management applications that can automate many media processing and movement tasks, collect and organize content metadata, and provide search and review functionality.
Video Processing Solutions
Broadcast and distribution encoders. Our Electra and Ion high performance encoders compress video, audio and data channels to low bit rates, while maintaining high video quality. Our encoders are available in standard and high definition formats in both MPEG-2, and the newer MPEG-4 AVC/H.264, or MPEG-4, video compression standards, for both televisions and new multiscreen formats targeted at smart phones, tablets and broadband-connected televisions. Our Electra 9000 encoder supports all of these formats on the same hardware platform, and includes important enhancements in audio processing. Most of these encoders are used in real-time linear video applications, but they are also employed in conjunction with our software for encoding video content and storage for later delivery as VOD and time-shifted services.
Contribution encoders. Our Ellipse encoders provide broadcasters with video compression solutions for on-the-spot news gathering, live sports coverage and other remote events, and have recently been enhanced to enable 4:2:2 contribution at the highest video quality. These products enable our customers to deliver these feeds to their studios for further processing. Broadcasters and other operators, such as teleports, also use these encoders for delivery of their programming to their customers, which are typically cable, telco and satellite operators.
Stream processing and statistical multiplexing solutions. Our ProStream platform and other stream processing products offer our customers a variety of capabilities that enable them to manage and organize digital streams in a format best suited to their particular delivery requirements and subscriber offerings. Our multi-function ProStream 1000 addresses multiplexing, encryption, ad insertion and other advanced processing requirements of MPEG video streams and can be integrated with our DiviTrackIP statistical multiplexer, which enhances the bandwidth efficiency of our encoders by allowing bandwidth to be dynamically allocated according to the complexity of the video content. DiviTrackIP also enables operators to combine inputs from different physical locations into a single multiplex. Our newest model, the ProStream 9000 series, provides leading high density transcoding, seamless digital program insertion capability, and the ability to simultaneously deliver broadcast and mobile web profiles.
Content preparation and delivery for multiscreen applications. We offer a variety of content preparation, storage and delivery software-based solutions that enable high-quality broadcast and on-demand video services on any device (TV, PC or mobile). Our ProMedia family of products provide live-based transcoding, packaging and time-shifting, file-based transcoding and workflow management solutions to facilitate content preparation in any format, and our ProMedia Origin product enables optimal use of content delivery network (CDN) capacity for OTT video distribution. As described above, our MediaGrid active storage system provides scalable, high performance network-attached storage to store growing libraries of content. Our multi-screen solutions are used for a variety of applications, including live streaming, VOD, catch-up TV, start-over TV, NDVR through hypertext transfer protocol (HTTP) streaming and multi-bitrate adaptive HTTP streaming.
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
Management and control software. Our NMX Digital Service Manager gives service providers the ability to control and visually monitor their digital video infrastructure at an aggregate level, rather than as just discrete pieces of hardware, thereby reducing their operational costs. Our NETWatch management system operates in broadband networks to capture measurement data and our software enables the broadband service operator to monitor and control the hybrid-fiber coaxial (HFC) transmission network from a master headend or remote locations. Our NMX Digital Service Manager and NETWatch software is designed to be integrated into larger network management systems through the use of simple network management protocol, or SNMP.
Cable Edge
Our Narrowcast Services Gateway, or NSG, products are fully integrated edge gateway products that integrate routing, multiplexing, scrambling and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. An NSG is usually supplied with single Gigabit Ethernet inputs or multiple Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto a HFC network. Originally developed for video-on-demand (VOD) applications, the NSG has evolved to support multiple applications, including switched digital video and modular Cable Modem Termination Systems (CMTS) applications, as well as large-scale VOD deployments.
Our newest NSG product, the NSG Pro, is based on the current CCAP architecture and provides high-density, universal edge QAM capabilities with easy upgradeability to enable future integrated two-way CMTS capabilities. The two-way CMTS feature, which is currently under development, would make our NSG Pro system fully compliant with current CCAP architecture requirements. We believe CCAP-based systems may, over time, replace and make obsolete current cable edge QAM products, as well as current CMTS products, since fully compliant CCAP-based solutions will combine the functionality of these products into one system. Since we historically have not addressed the CMTS market, we believe the NSG Pro and any other CCAP-based products we develop will have an opportunity to be sold into a significantly larger market created by the CCAP standard.

Technical Support and Professional Services

We provide maintenance and support services to most of our customers under service level agreements that are generally renewed on an annual basis. We also provide consulting, implementation and integration services to our customers worldwide. We draw upon our expertise in broadcast television, communications networking and compression technology to design, integrate and install complete solutions for our customers, including integration with third-party products and services. We offer a broad range of services, including program management, technical design and planning, building and site preparation, integration and equipment installation, end-to-end system testing and comprehensive training.
CUSTOMERS
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, based, in part, on revenue during 2013.

United States	International
Cablevision Systems	Arqiva Limited
Charter Communications	Bell Expressvu
Comcast Cable	British Sky Broadcasting
Cox Communications	Elbor LLP
DirecTV	Huawei Technologies
EchoStar Holding	Kabel Deutschland Vertrieb und Service
Heartland Video Systems	Laufen International
TBC Integration	Netorium
Time Warner Cable	Scopus do Brazil
Turner Broadcasting	Virgin Media
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. However, in the last few years, revenue from our ten largest customers has decreased as a percentage of revenue, due to our growing customer base, in part as a result of the acquisition of Scopus Video Networks in 2009 and Omneon in 2010. Sales to our ten largest customers in 2013, 2012 and 2011 accounted for approximately 31%, 31% and 33% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2013, 2012 and 2011, revenue from Comcast accounted for 12%, 11% and 10% respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
SALES AND MARKETING
In the U.S. and internationally, we sell our products through our own direct sales force, as well as through independent resellers and systems integrators. Our direct sales team is organized geographically and by major customers and markets to support customer requirements. Our principal sales offices outside of the U.S. are located in Europe and Asia, and we have a support center in Switzerland to support our international customers and operations. Our international resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory after receiving training from us.
Our direct sales force and resellers are supported by a highly trained technical staff, which includes application engineers who work closely with our customers to develop technical proposals and design systems to optimize system performance and economic benefits for our customers. Our technical support teams provide a customized set of services, as required, for ongoing maintenance, support-on-demand and training for our customers and resellers, both in our facilities and on-site.
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
MANUFACTURING AND SUPPLIERS
We rely on third party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a substantial majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed until October 2014. We do not generally maintain long-term agreements with any of our contract manufacturers.
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

INTELLECTUAL PROPERTY
As of December 31, 2013, we held 53 issued U.S. patents and 24 issued foreign patents and had 46 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.

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
BACKLOG
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next twelve months, as well as deferred revenue that is expected to be recognized within the succeeding twelve months. Our backlog, including deferred revenue at December 31, 2013 was approximately $114.0 million. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
COMPETITION
The markets for video infrastructure systems are extremely competitive and have been characterized by rapid technological change and declining average selling prices. The principal competitive factors in these markets include product performance, reliability, price, breadth of product offering, sales and distribution capabilities, technical support and service, and relationships with end customers. We believe that we compete favorably in each of these categories.
Our competitors in video processing solutions include vertically integrated system suppliers, such as Arris, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies, including Thomson Video Networks, Envivio, RGB Networks, Sumavision Technologies and Elemental Technologies. In production and playout products, competitors include Harris, Grass Valley, Miranda Technologies (a Belden Inc. company), EVS and Evertz Microsystems. In the cable edge product category, competitors include Arris, Cisco Systems, Casa Systems and CommScope.
Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Tandberg Television was acquired by Ericsson; Miranda Technologies was acquired by Belden Inc. and Grass Valley is in the process of being sold to Belden. Consequently, some of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than we have.

RESEARCH AND DEVELOPMENT
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2013, 2012 and 2011 were approximately $99.9 million, $102.6 million and $99.3 million, respectively. Research and development expenses as a percent of revenue in 2013, 2012 and 2011 were approximately 21.6%, 21.5% and 20.2%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon, New York and New Jersey), Israel and Hong Kong. In addition, a portion of our research and development is conducted through third party partners with engineering resources in Ukraine and in India.
Our research and development program is primarily focused on developing new products and systems, and adding new features and other improvements to existing products and systems. Our development strategy is to identify features, products and systems, in both software and hardware solutions, that are, or are expected to be, needed by our customers. Our current research and development efforts are focused heavily on next-generation video processing solutions, including enhanced video compression, enhanced video quality, and multiscreen solutions. We also devote significant resources to production and playout and distribution solutions. Other research and development efforts are devoted to cable edge solutions for both video and data, particularly the development of products that will be fully compliant with the requirements of the CCAP architecture.
Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely product design and development, product performance, effective manufacturing and assembly processes and sales and marketing. Because of the complexity inherent in such research and development efforts, we cannot assure you that we will successfully develop new products, or that new products developed by us will achieve market acceptance. Our failure to successfully develop and introduce new products would materially and adversely affect our business, operating results, financial condition and cash flows.

EMPLOYEES
As of December 31, 2013, we employed a total of 1,032 people, including 376 in research and development, 217 in sales, 199 in service and support, 67 in operations, 70 in marketing (corporate and product), and 103 in a general and administrative capacity. There were 556 employees in the U.S. and 476 employees in foreign countries located in South America, the Middle East, Europe, Asia, and Canada. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment by Harmonic. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 1A.	RISK FACTORS
We depend on cable, satellite and telco, and broadcast and media industry capital spending for our revenue and any material decrease or delay in capital spending in any of these industries would negatively impact our operating results, financial condition and cash flows.
Our revenue has been derived from worldwide sales to cable operators, satellite and telco Pay-TV service providers and broadcast and media companies, as well as, more recently, emerging streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems.
These capital spending patterns are dependent on a variety of factors, including:

•	impact of general economic conditions, actual and projected;

•	access to financing;

•	annual capital spending budget cycles of each of the industries we serve;

•	impact of industry consolidation;

•
customers suspending or reducing capital spending in anticipation of the introduction of announced new standards, such as high efficiency video coding (HEVC), and products, such as products based on the (CCAP) architecture;

•	federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

•	overall demand for communication services and consumer acceptance of new video and data technologies and services;

•	competitive pressures, including pricing pressures; and

•	discretionary end-user customer spending patterns.
In the past, specific factors contributing to reduced capital spending have included:

•	weak or uncertain economic and financial conditions in the U.S. or one or more international markets;

•	uncertainty related to development of digital video industry standards;

•	delays in evaluations of new services, new standards and systems architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers, through construction, expansion or upgrades;

•	a reduction in the amount of capital available to finance projects of our customers and potential customers;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review of each;

•	completion of a new system or significant expansion or upgrade to a system; and

•	bankruptcies and financial restructuring of major customers.
In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. In 2008, 2009 and the first half of 2010, economic conditions in many of the geographies in which we offer our products were weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Global economic activity and overall economic growth has improved since 2010, although unevenly across geographies.
The severity or length of time that economic and financial market conditions may be weak or sluggish, whether certain or all of such adverse factors will persist, or whether another severe down turn may occur in the U.S., Europe or in other geographies, is unknown. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S., Europe or other key markets, deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows.
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
The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Pressure on average sales prices was particularly severe during previous economic downturns, such as in 2008 and 2009, as equipment suppliers competed aggressively for customers’ reduced capital spending.
Our competitors in video processing solutions include vertically integrated system suppliers, such as Arris, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies including Thomson Video Networks, Envivio, RGB Networks, Sumavision Technologies and Elemental Technologies. In production and playout products, competitors are Harris, Grass Valley, Miranda Technologies (a Belden Inc. company), EVS and Evertz Microsystems. In the cable edge product category, competitors include Arris, Cisco Systems, Casa Systems and CommScope. Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Tandberg Television was acquired by Ericsson; Miranda Technologies was acquired by Belden Inc. and Grass Valley is in the process of being sold to Belden.
Many of our competitors are substantially larger, or as a result of consolidation activity have become larger, and have greater financial, technical, marketing and other resources than we have, and have been in operation longer than us. In addition, some of our larger competitors have more long-standing and established relationships with domestic and foreign customers. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.
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
We are currently developing and marketing products based on established video compression standards, such as MPEG-4 AVC/H.264, which provides significantly greater compression efficiency, thereby making more bandwidth available to operators. We are also actively involved in developing products utilizing the latest encoding technologies, such as HEVC. At the same time, we continue to devote development resources to enhance the existing MPEG-2 compression of our products, which many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in encoding or transcoding.
In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions, including products that facilitate, enable and enhance multiscreen video, enhanced video compression and video quality technologies, media playout servers utilizing integrated channel playout, and CCAP-based cable edge products. Many of these products are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market. The success of these significant and costly development efforts will be predicated, in substantial part, on the timing of market adoption of the new standards on which the resulting products are based. If any of the new standards are not adopted, are adopted later than we predict or adoption occurs earlier than we are able to deliver products based on the new standards, we risk spending significant research and development time and dollars on products that may never achieve market acceptance or that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.
If we fail to develop and market new and enhanced products on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.
Our CCAP product initiative exposes us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows.
In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe CCAP-based systems will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. We have begun to market and sell CCAP-based systems, and are developing full, two-way CMTS capabilities in our solution to make it fully-compliant with current CCAP architecture standards. If we are unsuccessful in developing these CMTS capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

We believe CCAP-based systems may, over time, replace and make obsolete current cable edge QAM solutions, including our cable edge QAM products, as well as current CMTS solutions, which is a market our products have previously not addressed. If demand for our CCAP-based systems is weaker than expected, or sales of our CCAP-based systems do not adequately offset the expected decline in demand for our non-CCAP cable edge products, or the decline in demand for our non-CCAP cable edge products is more rapid and precipitous than expected, our near and long-term operating results, financial condition and cash flows could be adversely impacted. Moreover, if a new or competitive architecture for next-generation cable edge solutions is promulgated that renders our CCAP-based systems obsolete, our business may be adversely impacted.

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies, and on several other broadband industry trends.
Future demand for many of our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, HDTV, IP video services (particularly streaming to tablet computers, connected TVs and mobile devices), and very high-speed data services. The market demand for such emerging services is rapidly growing, with many custom or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.
The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and devices, such as:

•	the adoption of advanced video compression standards, such as next generation H.264 compression and HEVC;

•	the CCAP architecture;

•	fiber to the premises, or FTTP, networks designed to facilitate the delivery of video services by telcos;

•	the greater use of protocols such as IP;

•	the further adoption of bandwidth-optimization techniques, such as DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, DVRs and NDVRs, connected TVs, tablet computers, and a variety of smart phone mobile devices.

If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.
Furthermore, other technological, industry and regulatory trends and requirements may affect the growth of our business. These trends and requirements include the following:

•	convergence, or the need of network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content and video-on-demand on the Internet;

•	adoption of high bandwidth technology, such as DOCSIS 3.x, next generation LTE and FTTP;

•	the use of digital video by businesses, governments and educational institutions;

•	efforts by regulators and governments in the U.S. and internationally to encourage the adoption of broadband and digital technologies;

•	consumer interest in higher resolution video such as Ultra HDTV or retina-display technologies on mobile devices;

•	the need to develop partnerships with other companies involved in video infrastructure workflow and broadband services;

•	the continued adoption of the television viewing behaviors of consumers in developed economies by the growing middle class across emerging economies;

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
We depend significantly on our international revenue and are subject to the risks associated with international operations, including those of our resellers, contract manufacturers and outsourcing partners, which may negatively affect our operating results.

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2013, 2012 and 2011, represented approximately 57%, 56% and 54% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

Our international operations, the international operations of our resellers, contract manufacturers and outsourcing partners, and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the following:

•	growth and stability of the economy in one or more international regions;

•	fluctuations in currency exchange rates;

•	changes in foreign government regulations and telecommunications standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	our significant reliance on resellers and others to purchase and resell our products and solutions, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, particularly in emerging market countries and/or similar anticorruption and antibribery laws;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•
business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity, particularly in emerging market countries; and

•	changes in economic policies by foreign governments.
While most of our international revenue is denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. Also, if the U.S. dollar were to weaken against many foreign currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.
We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen, which subjects us to foreign currency risk. In addition, a portion of our operating expenses relating to the cost of certain international employees, are denominated in foreign currencies, primarily the Israeli shekel, British pound, Euro, Singapore dollar, Chinese yuan and Indian rupee. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.
Our operations outside the U.S. also require us to comply with a number of U.S. and international regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for corrupt purposes. For example, our operations in countries outside the U.S. are subject to the FCPA and similar laws, including the U.K. Bribery Act. Our activities in certain emerging countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various anti-corruption laws, even though these parties may not be under our control. Under the FCPA and U.K. Bribery Act, companies may be held liable for the corrupt actions taken by their directors, officers, employees, channel partners, sales agents, consultants, or other strategic or local partners or representatives. We have internal control policies and procedures with respect to FCPA compliance, have implemented FCPA training and compliance programs for our employees, and include in our agreements with resellers a requirement that those parties comply with the FCPA. However, we cannot provide assurances that our policies, procedures and programs will prevent violations of the FCPA or similar laws by our employees or agents, particularly in emerging market countries, and as we expand our international operations. Any such violation, even if prohibited by our policies, could result in criminal or civil sanctions against us.

The effect of one or more of these international risks could have a material and adverse effect on our business, financial condition, operating results and cash flows.
We purchase several key components, subassemblies and modules used in the manufacture or integration of our products from sole or limited sources, and we rely on contract manufacturers and other subcontractors.
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on one supplier for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules, reduced control over costs, quality and timely delivery of components, subassemblies or modules, and timely installation of products.
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
Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a substantial majority, by dollar amount, of the products that we purchase from our contract manufacturers Most of the products manufactured by our Israeli operations are outsourced to another third party manufacturer in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2014.
Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business and our operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows.

The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results.
Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the fiscal years ended December 31, 2013, 2012 and 2011, accounted for approximately 31%, 31% and 33% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.
In the fiscal years ended December 31, 2013, 2012 and 2011, revenue from Comcast accounted for approximately 12%, 11% and 10%, respectively, of our revenue, and further consolidation in the cable industry, such as Comcast’s recently announced intention to acquire Time Warner Cable, could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.
As a result of these and other factors, we may be unable to increase our revenues from some or all of the markets we address, or to do so profitably, and any failure to increase revenues and profits from these customers could materially and adversely affect our operating results, financial condition and cash flows.

We rely on resellers, value-added resellers and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers or the processes and procedures that support them could adversely affect our business.
We generate a significant percentage of our revenue through sales to resellers, value-added resellers (VARs) and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We generally have no long-term contracts or minimum purchase commitments with any of our reseller, VAR or system integrator customers, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Our competitors may provide incentives to any of our reseller, VAR or systems integrator customers to favor their products or, in effect, to prevent or reduce sales of our products. Any of our reseller, VAR or systems integrator customers may independently choose not to purchase or offer our products. Many of our resellers, and some of our VARs and system integrators are small, are based in a variety of international locations, and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption of our sales to these customers, including as a result of the inability or unwillingness of these customers to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of, and payment for, our products, could materially and adversely affect our business, operating results, financial condition and cash flows. In addition, our failure to continue to establish or maintain successful relationships with reseller, VAR and systems integrator customers could likewise materially and adversely affect our business, operating results, financial condition and cash flows.

We may not be able to effectively manage our operations or implement strategic organizational initiatives.
In recent years, we have grown significantly, principally through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in 2010, we added 286 employees, most of whom are based in the U.S.
As of December 31, 2013, we had 476 employees in our international operations, representing approximately 46% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.
The fact that our employees are spread out in offices around the world also may present additional challenges when we initiate certain strategic initiatives. For example, we have recently launched a comprehensive program to increase the efficiency and effectiveness of our worldwide sales organization. There can be no assurance that this initiative will achieve success or improve our revenue, operating results or financial condition. We may encounter communication, coordination, management and motivational challenges as we work to align our global sales teams with the stated objectives of this program, which could cause disruptions and delays within the sales organization and in their sales activities. In addition, the investment and costs associated with this strategic initiative may be greater than anticipated, and may outweigh any benefits achieved, which could adversely affect our operating results.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers in the U.S., Europe and in other foreign markets;

•	economic and financial conditions specific to each of the cable, satellite and telco, and broadcast and media industries, as well as general economic and financial market conditions;

•	changes in market acceptance of and demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from large individual transactions and transactions with our significant customers;

•	the mix of our products sold and the effect it has on gross margins;

•	the timing of revenue recognition, including revenue recognition on sales arrangements and from transactions with significant service and support components, which may span several quarters;

•	the timing of completion of our customers’ projects;

•	the length of each customer product upgrade cycle and the volume of purchases during the cycle;

•	competitive market conditions, including pricing actions by our competitors;

•	the level and mix of our domestic and international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and timely availability to us of components, subassemblies and modules;

•	the mix of our customer base, by industry and size, and sales channels;

•	changes in our operating and extraordinary expenses;

•	the timing of acquisitions and dispositions by us and the financial impact of such transactions;

•	impairment of our goodwill and intangibles;

•	the impact of litigation, such as related litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	whether the research and development tax is renewed for 2014 and beyond;

•
changes in our effective federal tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, and changes in our effective state tax rates, including as a result of apportionment;

•	changes to tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

•
the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest; and

•
the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date.

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
Our 2008, 2009 and 2010 U.S. corporate income tax returns were audited by the Internal Revenue Service ("IRS") and a subsidiary of the Company was under audit by the Israel tax authority for the years 2007 through 2011. However, the statute of limitations for the audit of our 2008 and 2009 tax years by the IRS expired during the third quarter of 2013, effectively ending the IRS audits for those years. As a result, we released $39.0 million of tax reserves, including accrued interests and penalties, for those tax years. Further, the audits by the Israel tax authority for our 2007 through 2011 tax years ended in the third quarter of 2013, and we reached a settlement with the Israel tax authority that did not involve any material adjustments. If, upon the conclusion of the remaining IRS audit for 2010 and the expiration of the related statute of limitations, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we recorded in 2010, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
We entered into a non-exclusive license of our intellectual property rights to one of our international subsidiaries in 2008 and our sharing of research and development costs with our international subsidiaries. We completed the same non-exclusive license of Omneon intellectual property in the fourth quarter of 2010, upon the closing of the Omneon acquisition. In 2012, the statutes of limitations with respect to our 2008 and 2009 tax returns have expired, our U.S. corporate tax return for 2010 remains subject to examination by the IRS. If the IRS, in connection with such audit or otherwise, were to disagree with our tax treatment of the Omneon license, we may be required to take a charge to expense related to such disagreement in excess of the tax provision we recorded for 2010, which could have a material and adverse effect on our operating results and cash flow in the period in which the charge is taken.
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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. For example, in October 2011, Avid Technology, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. In February 2014, a jury determined that we had not infringed on either of these patents. Although we were able to successful defend ourselves against the allegations by Avid, we may in the future be subject to additional allegations of infringement. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.
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
We face risks associated with having facilities and employees located in Israel, and outsourced engineering resources located in Ukraine.

We maintain facilities in two locations in Israel with a total of 186 employees, or approximately 18% of our worldwide workforce, as of December 31, 2013. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, certain product lines, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, reluctance to travel within, or to or from, Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2013. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country, or any other cause, could significantly harm our business. Current or future tensions in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

We outsource a portion of our research and development activities to a third party partner with engineering resources located in Ukraine.  Political, social and economic instability and unrest or violence in Ukraine could cause disruptions to the business and operations of our outsourcing partner, which could slow or delay the development work our partner is undertaking for us.  Instability and unrest could limit or prevent our employees from traveling to or from, or within, Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine to other locations.  The resulting delays could negatively impact our product development efforts and our business.

We have made, and may continue to make, acquisitions, and any acquisition could disrupt our operations, cause dilution to our stockholders and materially and adversely affect our business, operating results, cash flows and financial condition.

As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. Acquisitions involve numerous risks, including the following:

•	unanticipated costs or delays associated with an acquisition;

•	difficulties in the assimilation and integration of acquired operations, technologies and/or products;

•	potential disruption of our business and the diversion of management’s attention from the regular operations of the business during the acquisition process;

•	the challenges of managing a larger and more geographically widespread operation and product portfolio after the closing of the acquisition;

•	potential adverse effects on new and existing business relationships with suppliers, contract manufacturers, resellers, partners and customers;

•	risks associated with entering markets in which we may have no or limited prior experience;

•	the potential loss of key employees of acquired businesses and our own business as a result of integration;

•	difficulties in bringing acquired products and businesses into compliance with applicable legal requirements in jurisdictions in which we operate and sell products;

•	impact of known potential liabilities or unknown liabilities, including litigation and infringement claims, associated with companies we acquire;

•	substantial charges for acquisition costs or for the amortization of certain purchased intangible assets, deferred stock compensation or similar items;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it;

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition; and

•	the possibility that any acquisition may be viewed negatively by our customers or investors or the financial markets.
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
These financing activities or expenditures could materially and adversely affect our operating results, cash flows and financial condition or the price of our common stock. Alternatively, due to difficulties in the capital or credit markets at the time, we may be unable to secure capital necessary to complete an acquisition on reasonable terms, or at all. Moreover, even if we were to obtain benefits from acquisitions in the form of increased revenue and earnings per share, there may be a delay between the time the expenses associated with an acquisition are incurred and the time we recognize such benefits.
As of December 31, 2013, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.
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
Our operating results could be adversely affected by natural disasters affecting the Company or impacting our third-party manufacturers, suppliers, resellers or customers.
Our corporate headquarters is located in California, which is prone to earthquakes. We have employees, consultants and contractors located in regions and countries around the world. In the event that any of our business, sales or research and development centers or offices in the U.S. or internationally are adversely affected by an earthquake or by any other natural disaster, we may sustain damage to our operations and properties, which could cause a sustained interruption or loss of affected operations, and cause us to suffer significant financial losses.
We rely on third-party contract manufacturers for the production of our products. Any significant disruption in the business or operations of such manufacturers or of their or our suppliers could adversely impact our business. Our principal contract manufacturers and several of their and our suppliers and our resellers have operations in locations that are subject to natural disasters, such as severe weather, tsunamis, floods and earthquakes, which could disrupt their operations and, in turn, our operations.
In addition, if there is a natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Accordingly, natural disaster in one of the geographies in which we, or our third-party manufacturers, their or our suppliers or our customers, operate could have a material and adverse effect on our business, operating results, cash flows and financial condition.
In order to manage our growth, we must be successful in addressing management succession issues and attracting and retaining qualified personnel.
Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. We cannot provide assurances that changes of management personnel in the future would not cause disruption to operations or customer relationships or a decline in our operating results.
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
If a proxy contest with respect to election of our directors is initiated in the future, or if other activist stockholder activities occur, our business could be adversely affected because:

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
At December 31, 2013, we held 53 issued U.S. patents and 24 issued foreign patents, and had 46 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
Our use of open source software in some of our products may expose us to certain risks
Some of our products contain software modules licensed for use from third-party authors under open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and in less time and ultimately could result in a loss of product sales for us.
Although we monitor our use of open source closely, it is possible our past, present or future use of open source has triggered or may trigger the foregoing requirements. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our operating results, financial condition and cash flows.
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
Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $220 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of December 31, 2013, we had purchased an aggregate of $138 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.
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
We believe that our existing cash and short-term investments of approximately $171 million at December 31, 2013, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.
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

Our business and industry are subject to various laws and regulations that could adversely affect our business, operating results, cash flows and financial condition.

Our business and industry are regulated under various federal, state, local and international laws. For example, we are subject to environmental regulations such as the European Union’s Waste Electrical and Electronic Equipment (WEEE) and Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directives and similar legislation enacted in other jurisdictions worldwide. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries. We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they would likely result in additional costs, and could require that we redesign or change how we manufacture our products, any of which could have a material and adverse effect on our operating results, financial condition and cash flows.

We are subject to the Sarbanes-Oxley Act of 2002 which, among other things, requires an annual review and evaluation of our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified attestation as of future year-ends, we may incur substantial additional costs in an effort to correct such problems, and investors may lose confidence in our financial statements, and our stock price may decrease in the short term, until we correct such problems, and perhaps in the long term, as well.

We are subject to new requirements under the Dodd-Frank Act of 2010 that will require us to conduct research, disclose, and report whether or not our products contain certain conflict minerals sourced from the Democratic Republic of Congo or its surrounding countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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
These provisions could delay hostile takeovers, changes in control of the Company or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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
Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our Employee Stock Purchase Plan, and in connection with grants of restricted stock units on an ongoing basis. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We also have research and development centers in Oregon, New York and New Jersey, several sales offices in the U.S., sales and support centers in Europe and Asia, and research and development centers in Israel and Hong Kong. Our leases, which expire at various dates through May 2022, are for an aggregate of approximately 360,000 square feet of space. The San Jose lease has a term of ten years and is for approximately 188,000 square feet of space. The San Jose facility houses our research and development and corporate headquarters functions. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Item 3.	LEGAL PROCEEDINGS
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014, and on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety.
In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint.
In November 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent. The complaints sought injunctive relief and unspecified damages. In December 2013, this matter was settled on terms immaterial to the Company and the action was dismissed.
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
An unfavorable outcome on any litigation matters could require that Harmonic pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of such matters could have a material adverse effect on Harmonic’s business, operating results, financial position and cash flows.
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
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information of our Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol HLIT, and has been listed on NASDAQ since our initial public offering on May 22, 1995. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market:

	2013		2012
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$5.93	$4.85	$6.81	$4.82
Second quarter	6.48	5.42	5.54	4.00
Third quarter	8.04	6.35	4.99	3.76
Fourth quarter	8.25	6.60	5.10	3.96

Holders
As of January 31, 2014, there were approximately 468 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our line of credit includes covenants prohibiting the payment of cash dividends.
Repurchases of Equity Securities by the Issuer
In 2012, our Board of Directors (the “Board”) approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. Under the program, we were authorized to repurchase shares of common stock in open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines established, from time to time, by the Board. The timing, manner, price and amount of shares repurchased, if any, under the program depends on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The purchases are funded from available working capital. The program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases.
During 2012, under the program, we repurchased and retired approximately 5.1 million shares of our common stock at an average share price of $4.43 per share for an aggregate purchase price of $22.6 million.
During 2013, the Board approved $195 million in increases to the program, increasing the aggregate authorized amount of the program to $220 million. On February 6, 2013, the Board approved a modification to the program that permits the Company to also repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program is scheduled to expire in December 2014.
During 2013, we repurchased and retired from open market transactions approximately 6.3 million shares of our common stock at an average share price of $6.48 per share for an aggregate purchase price of $40.6 million. In addition, $76.0 million, including $1.0 million of expenses, was spent in our "modified Dutch auction" tender offer, which closed on May 24, 2013. Under the tender offer, we repurchased and retired approximately 12.0 million shares of our common stock at $6.25 per share.
As of December 31, 2013, we had utilized approximately $138.2 million cumulatively to repurchase and retire approximately 23.4 million shares of our common stock under the program, including under our tender offer, and approximately $81.8 million was available for future repurchases under this program. The excess of cost over par value for the repurchase of our common stock is recorded to additional paid-in-capital.

The following table is a summary of our stock repurchases during the quarter ended December 31, 2013 (in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
September 28, 2013 - October 25, 2013	310	$7.75	2,399	$92,416
October 26, 2013 - November 22, 2013	462	$7.41	3,424	$88,992
November 23, 2013 - December 31, 2013	1,007	$7.16	7,210	$81,782
	1,779	$7.33	13,033
Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2008 and ending on December 31, 2013. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecommunications Index on December 31, 2008, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	12/08	12/09	12/10	12/11	12/12	12/13
Harmonic Inc.	100.00	112.83	152.76	89.84	90.37	131.55
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Telecom	100.00	137.81	148.84	131.52	136.58	189.00

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
The selected financial data set forth below as of December 31, 2013 and 2012, and for the fiscal years ended December 31, 2013, 2012 and 2011, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2011, 2010 and 2009, and for the fiscal years ended December 31, 2010 and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
On March 5, 2013, we completed the sale of our cable access HFC business to Aurora Networks. As such, the results of operations associated with cable access HFC business are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented.

	Year ended December 31,
	2013	2012	2011	2010 (3)	2009 (5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$461,940	$476,871	$490,874	$367,776	$267,397
Cost of revenue (2)	241,495	256,339	254,058	190,460	151,649
Gross profit	220,445	220,532	236,816	177,316	115,748
Operating expenses:
Research and development	99,938	102,627	99,314	74,404	58,728
Selling, general and administrative	134,014	127,117	127,077	104,501	77,968
Amortization of intangibles	8,096	8,705	8,918	4,912	3,822
Restructuring and related charges (2)	1,421	—	—	—	—
Total operating expenses	243,469	238,449	235,309	183,817	140,518
Income (loss) from operations	(23,024)	(17,917)	1,507	(6,501)	(24,770)
Interest income, net	219	515	374	1,082	3,181
Other income (expense), net	(347)	(293)	(514)	(785)	(881)
Income (loss) from continuing operations before income taxes	(23,152)	(17,695)	1,367	(6,204)	(22,470)
Provision for (benefit from) income taxes (1)	(44,741)	(1,506)	(651)	5,617	9,690
Income (loss) from continuing operations (6)	$21,589	$(16,189)	$2,018	$(11,821)	$(32,160)
Net income (loss) per share from continuing operations:
Basic	$0.20	$(0.14)	$0.02	$(0.12)	$(0.34)
Diluted	$0.20	$(0.14)	$0.02	$(0.12)	$(0.34)
Shares used in per share calculation:
Basic	106,529	116,457	115,175	101,487	95,833
Diluted	107,808	116,457	116,427	101,487	95,833
	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$170,581	$201,176	$161,837	$120,371	$271,070
Working capital	$243,650	$293,978	$279,060	$217,898	$325,185
Total assets (4)	$606,084	$717,531	$734,166	$720,386	$572,034
Long-term financing liability	$—	$—	$—	$—	$6,908
Stockholders’ equity	$494,166	$553,413	$564,316	$520,203	$407,473
______________________________________________________________________________________________________
(1)    In 2013, we released $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S. as a result of the expiration of the statute of limitations for those tax years.

(2)     In 2013, we implemented a series of restructuring plans to reduce costs and improve efficiencies. As a result, we recorded restructuring charges of $2.2 million in 2013, of which $1.4 million is included in operating expenses and $0.8 million is included in cost of revenue.
(3)    We acquired Omneon, Inc. on September 15, 2010 and its results of operations are included from the date of acquisition. In addition, the 2010 operating expenses include a charge of $5.9 million for acquisition costs related to the Omneon acquisition, $3.0 million of excess facilities charges, primarily related to the closure of the Omneon Sunnyvale office, and $1.6 million for severance expenses.
(4)    On December 31, 2009, we had on our balance sheet the capitalized fair value of our San Jose headquarters building, which was under construction, of $6.9 million, with a corresponding credit to financing liability. Upon completion of the building in September 2010, and in connection with the sale-leaseback of the building, we removed from our books the carrying value of the building and the financing liability.
(5)     We acquired Scopus Video Networks on March 12, 2009 and its results of operations are included from the date of acquisition. In addition, the 2009 operating expenses include a charge of $3.4 million for Scopus acquisition costs and we recorded $8.3 million of restructuring charges related to the Scopus acquisition, of which $2.0 million is included in operating expenses and $6.3 million is included in cost of revenue.
(6)    Income (loss) from continuing operations for 2013, 2012, 2011, 2010 and 2009 included stock-based compensation expense of $16.0 million, $18.4 million, $20.3 million, $15.0 million and $10.0 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under Item 1A, Risks Factors.

OVERVIEW
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones. We sell video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. We also sell cable edge solutions and related services to cable operators globally.

On March 5, 2013, we completed the sale of our cable access HFC business to Aurora Networks ("Aurora") for $46.0 million in cash. The Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in "Note 3, Discontinued Operations" of our Consolidated Financial Statements. Unless otherwise noted, all discussions herein with respect to the Company's consolidated financial statements relate to the Company's continuing operations.

Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable operators and satellite Pay-TV service providers. Sales to our ten largest customers in 2013, 2012 and 2011 accounted for approximately 31%, 31% and 33%, respectively, of our revenue. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2013, 2012 and 2011, revenue from Comcast accounted for 12%, 11% and 10%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

We recognized revenue of $462 million in 2013, as compared to $477 million in 2012. We believe our international revenue continues to represent a growth opportunity for our business. In 2013, international revenue represented 57% of our total revenue, as compared to 56% in 2012. In recognition of our growing international business opportunities, we have expanded our international operations and staffing to better support our expansion into international markets. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future and that, due to sales to emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.
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
The impact of economic conditions on certain of our customers and changes in our customers’ deployment plans have adversely affected our business in the past. In 2010, economic conditions in many of the countries in which we sell products were very weak, and global economic conditions and financial markets experienced a severe downturn. The downturn stemmed from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Global economic activity and overall economic growth has improved since 2010, although unevenly across geographies. If an economic downturn were to occur in the future, customers may delay or reduce capital expenditures, which, in turn often results in lower demand for our products

As part of our business strategy, (1) from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or may expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business is complementary to Harmonic’s core business, and expanded our customer reach into content providers and extended our product lines into video servers and video-optimized storage for content production and playout. In March 2013, we sold our cable access HFC business to Aurora. See Note 3, "Discontinued Operations" of our Consolidated Financial Statements.
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
We have multiple-element revenue arrangements that include hardware and software essential to the hardware product’s functionality, non-essential software, services and support. We allocate revenue to all deliverables based on their relative selling prices. We determine the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. When we are unable to establish selling price using VSOE or TPE, we use our best estimate of selling price (“BESP”) in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company’s process for determining BESP involves management’s judgment, and considers multiple factors that may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s BESP may also change. Once revenue is allocated to all deliverables based on their relative selling prices, revenue related to hardware elements (hardware, essential software and related services) are recognized using a relative selling price allocation and non-essential software and related services are recognized under the residual method.

Sales of stand-alone software that are not considered essential to the functionality of the hardware continue to be subject to the software revenue recognition guidance. In accordance with the software revenue recognition guidance, the Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. We establish fair value by reference to the price the customer is required to pay when an item is sold separately, using contractually stated, substantive renewal rates, when applicable, or the price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.
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
Revenue on shipments to resellers and systems integrators is generally recognized on delivery. Allowances are provided for estimated returns and such allowances are adjusted periodically to reflect actual and anticipated experience. Resellers and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these resellers and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking resellers. We have long-term relationships with most of these resellers and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from resellers and system integrators. However, such returns typically occur in instances where the system integrator has designed a product into a project for the end user, but the integrator requests permission to return the component as it does not meet the specific project’s functional requirements. Such returns are made solely at the discretion of the Company, as our agreements with resellers and system integrators do not provide for return rights. We have extensive experience monitoring product returns from our resellers, and, accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with applicable accounting guidance. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
VALUATION OF INVENTORIES
Harmonic states inventories at the lower of cost, using the weighted average method (which approximates the first-in, first-out basis), or market. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
IMPAIRMENT OF GOODWILL OR LONG-LIVED ASSETS
The Company test for impairment of goodwill on an annual basis in the fourth quarter of its fiscal year at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its estimated fair value. When assessing the goodwill for impairment, the Company considers its market capitalization adjusted for a control premium and, if necessary, the Company’s discounted cash flow model, which involves significant assumptions and estimates, including the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform an impairment test include: a significant decline in the financial results of the Company’s operations; the Company’s market capitalization relative to net book value; unanticipated changes in competition and the Company’s market share; significant changes in the Company’s strategic plans; or adverse actions by regulators. We make every effort to estimate future financial performance as accurately as possible with the information available at the time the estimate is developed. However, any change in the assumptions and estimates may affect the estimated fair value of goodwill and could result in an impairment charge in a future period. Identifiable intangible and other long-lived assets are also tested for impairment on the basis of undiscounted cash flows from the asset group when events or changes in circumstances indicate that their carrying amounts may not be recoverable. For example, changes in industry and market conditions or the strategic realignment of our resources could result in an impairment of identified intangibles, goodwill or long-lived assets.
Since the Company has one reporting unit, upon the sale of the cable access HFC business in March 2013, approximately $14.5 million of the carrying value of goodwill was allocated to the cable access HFC business based on the relative fair value of the cable access HFC business to the fair value of the Company. The remaining carrying value of goodwill was tested for impairment, and the Company determined that goodwill was not impaired as of March 29, 2013.

Based on the annual impairment test performed as of December 31, 2013, management determined that the Company’s estimated fair value exceeded the carrying value of its net assets by approximately 82% and that goodwill was not impaired. We did not record any impairment charges related to our goodwill or long-lived assets during the years ended December 31, 2013, 2012 or 2011. However, there can be no assurance that future impairment tests will not result in a charge to earnings.

ASSESSMENT OF THE PROBABILITY OF THE OUTCOME OF CURRENT LITIGATION
From time to time, the Company is involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety.

In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint.
In November 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent. The complaints sought injunctive relief and unspecified damages. In December 2013, this matter was settled on terms immaterial to the Company and the action was dismissed.
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
We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We apply the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period in which such determination is made.
Our 2008, 2009 and 2010 U.S. corporate income tax returns were audited by the Internal Revenue Service ("IRS") and a subsidiary of the Company was under audit by the Israel tax authority for the years 2007 through 2011. However, the statute of limitations for the audit of our 2008 and 2009 tax years by the IRS expired during the third quarter of 2013, effectively ending the IRS audits for those years. As a result, we released $39.0 million of tax reserves, including accrued interests and penalties, for those tax years. Further, the audits by the Israel tax authority for our 2007 through 2011 tax years ended in the third quarter of 2013, and we reached a settlement with the Israel tax authority that did not involve any material adjustments. If, upon the conclusion of the remaining IRS audit for 2010 and the expiration of the related statute of limitations, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we have recorded in 2010, our overall tax expense, effective tax rate, operating results and cash flows could be materially and adversely impacted in the period of adjustment.
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
STOCK-BASED COMPENSATION
Harmonic measures and recognizes compensation expense for all stock-based compensation awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards. The grant date fair value of restricted stock units is based on the fair value of our common stock on the date of grant. The grant date fair value of our stock options and ESPP is estimated using the Black-Scholes option pricing model.
The determination of fair value of stock options and ESPP on the date of grant, using an option-pricing model, is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. We estimated the expected life of the awards based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the options and purchase rights. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

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
See Note 12 and Note 13 of our Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS
Net Revenue
Net Revenue — Consolidated
Harmonic’s consolidated net revenue, by product line, for each of the three years ended December 31, 2013, 2012 and 2011, are presented in the table below. Also presented is the related dollar and percentage change in consolidated net revenue, by product line, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Revenue by type:
Video processing products	$219,667	$219,441	$236,567
Production and playout products	87,799	90,246	98,842
Cable edge products	69,132	86,637	85,679
Service and support	85,342	80,547	69,786
Net revenue	$461,940	$476,871	$490,874
Increase (decrease):
Video processing products	$226	$(17,126)
Production and playout	(2,447)	(8,596)
Cable edge products	(17,505)	958
Service and support	4,795	10,761
Total decrease	$(14,931)	$(14,003)
Percent change:
Video processing products	0.1%	(7.2)%
Production and playout	(2.7)%	(8.7)%
Cable edge products	(20.2)%	1.1%
Service and support	6.0%	15.4%
Total percent change	(3.1)%	(2.9)%

Our video processing revenue in 2013, compared to 2012, remained relatively flat. The increased sales of our encoder and decoder products, principally in the broadcast and media market in the U.S. and the Europe, Middle East and Africa region (“EMEA”), was offset by decreased sales in the cable market.
The 2.7% decrease in production and playout revenue in 2013, compared to 2012, was primarily due to lower sales of our playout servers in the Asia Pacific region, offset partially by increased production and playout revenue in the U.S. in 2013. In 2012, we benefited from higher revenues in emerging markets in the Asia Pacific region.
The 20.2% decrease in our cable edge revenue in 2013, compared to 2012, was primarily attributable to the softness in the U.S. cable Pay-TV service provider market in the first half of 2013, as we believe that some of the providers were looking ahead to the availability of new technologies, including CCAP-enabled products. Cable edge revenue for the second half of 2013 increased 28% over the first half of 2013 as customer’s buying patterns returned. We expect cable edge revenue to increase in 2014 as our CCAP-enabled products are available for the full year.
The 6.0% increase in our service and support revenue in 2013, compared to 2012, was primarily the result of increased maintenance revenue across all regions, the completion of several large, multi-year projects, and to a lesser extent, increased revenue from professional and integration services.
The 7.2% decrease in our video processing revenue in 2012, compared to 2011, was principally the result of lower sales of our encoder products to customers in the satellite market. In 2011, we benefited from higher system upgrades in the satellite market in response to our new encoder products.

The 8.7% decrease in our production and playout revenue in 2012, compared to 2011, was primarily in Europe, offset, in part, by an increase in revenues in emerging markets in the Asia Pacific region. The weak economic environment in Europe significantly impacted our customers, such as broadcasters, content owners and multi-channel network operations, resulting in lower sales across our production and playout products.
The 15.4% increase in service and support revenue in 2012, compared to 2011, was primarily the result of increased maintenance revenue, driven by new maintenance contracts, the completion of several large, multi-year projects, and to a lesser extent, increased revenue from professional and integration services.
Net Revenue — Geographic
Harmonic’s domestic and international net revenue, for each of the three years ended December 31, 2013, 2012 and 2011, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Net revenues:
United States	$199,790	$208,874	$224,980
International	262,150	267,997	265,894
Total	$461,940	$476,871	$490,874
Increase (decrease):
United States	$(9,084)	$(16,106)
International	(5,847)	2,103
Total decrease	$(14,931)	$(14,003)
Percent change:
United States	(4.3)%	(7.2)%
International	(2.2)%	0.8%
Total percent change	(3.1)%	(2.9)%

The 4.3% decrease in U.S. net revenue in 2013, compared to 2012, was principally due to a decrease in our U.S. cable edge revenue, primarily attributable to the softness in the U.S. cable Pay-TV service provider market, as we believe that some providers were looking ahead to the availability of new technologies, including CCAP-enabled products. This decrease was offset partially by increased sales of our video processing products to broadcast and media customers, and to a lesser extent, production and playout products, primarily due to an increase in the number and size of system expansions and upgrades at our customers' sites.
The 2.2% decrease in international net revenue in 2013, compared to 2012, was primarily due to decreased demand in Canada, the Asia Pacific region and the Central and Latin America region, offset partially by increased revenue in the EMEA region. The decrease in Canada revenue was mainly with respect to our cable edge products due to the softness in the cable Pay-TV service providers market, as we believe that some providers were looking ahead to the availability of new technologies, including CCAP-enabled products, and, to a lesser extent, our video processing products. The decrease in Asia Pacific revenue was primarily from our production and playout products, as we saw a reduction in capital spending in that region for those products. The decrease in net revenue in our Latin America region was principally due to the timing of revenue recognition of certain projects. In EMEA, we saw some recovery across almost all our product lines in 2013. We expect that international sales will continue to account for a significant percentage of our net revenue in 2014 and for the foreseeable future.
The 7.2% decrease in U.S. net revenue in 2012, compared to 2011, was principally due to decreased demand for our video processing products and, to a much lesser extent, our production and playout products. The timing of system upgrades cycle and delays in deployment of our products at customers' sites mainly contributed to the decline in the U.S. net revenue.
The 0.8% increase in international net revenue in 2012, compared to 2011, was primarily due to increased net revenue in the Asia Pacific region, largely for our production and playout products, offset partially by decreased demand in Europe across all product lines. The decrease in demand in Europe was primarily attributable to longer sales cycles and delay in capital spending by our European customers as a result of the weak economy.

Gross Profit
Harmonic’s gross profit and gross profit as a percentage of net revenue ("gross margin"), for each of the three years ended December 31, 2013, 2012, and 2011, are presented in the table below. Also presented is the related dollar and percentage change in gross profit, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Gross profit	$220,445	$220,532	$236,816
As a percentage of net revenue ("gross margin")	47.7%	46.2%	48.2%
Decrease	$(87)	$(16,284)
Percent change	—%	(6.9)%

Gross margin was 47.7% in 2013, compared to 46.2% in 2012. The 1.5% increase in gross margin was primarily due to a mix shift toward software licenses. The gross margin of our cable edge product improved in 2013, compared to 2012, as we sold more software licenses into the existing hardware products in 2013. In addition, in 2013, we had a higher proportion of our video processing and product and playout revenue related to sale of licenses and new software products. In 2013, we also benefited from our improved operational efficiencies and supply chain management. In 2013 and 2012, approximately $19.2 million and $20.5 million of expense related to amortization of intangibles were included in cost of revenue.
Gross margin was 46.2% in 2012, compared to 48.2% in 2011. The 2.0% decrease in gross margin was primarily due to a change in product mix, the continuing competitive pricing environment, and, to a lesser extent, the decrease in net revenue. In 2012 and 2011, approximately $20.5 million and $21.5 million of expense related to amortization of intangibles were included in cost of revenue.
Research and Development
Harmonic's research and development expense consists primarily of employee salaries, related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. Harmonic’s research and development expense and the expense as a percentage of net revenue, for each of the three years ended December 31, 2013, 2012, and 2011, are presented in the table below. Also presented is the related dollar and percentage change in research and development expense, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Research and development	$99,938	$102,627	$99,314
As a percentage of net revenue	21.6%	21.5%	20.2%
Increase (decrease)	$(2,689)	$3,313
Percent change	(2.6)%	3.3%

The 2.6% decrease in research and development expense in 2013, compared to 2012, was primarily the result of decreased stock-based compensation expense of $1.8 million, decreased employee compensation expense of $1.7 million and decreased prototype materials costs of $1.4 million. The decrease in employee compensation expense was mainly due to a reduction in headcount and a decrease in accrual for employee time off benefits. Effective April 1, 2013, the Company implemented a new program which no longer requires the accrual of employee time off benefits. These decreases in research and development expenses in 2013 were offset partially by increased expenses on consulting and outside engineering services of $2.5 million, primarily related to increased level of outsourced engineering services.
The 3.3% increase in research and development expense in 2012, compared to 2011, was primarily the result of increased employee related compensation expense of $0.9 million, and increased outside engineering services and prototype materials costs of $2.1 million, related to new product development initiatives.
Selling, General and Administrative

Harmonic’s selling, general and administrative expense and the expense as a percentage of net revenue, for each of the three years ended December 31, 2013, 2012, and 2011, are presented in the table below. Also presented is the related dollar and percentage change in selling, general and administrative expense, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Selling, general and administrative	$134,014	$127,117	$127,077
As a percentage of net revenue	29.0%	26.7%	25.9%
Increase	$6,897	$40
Percent change	5.4%	—%

The 5.4% increase in selling, general and administrative expenses in 2013, compared to 2012, was primarily the result of increased employee compensation expense of $5.3 million, increased legal fees of $1.9 million, driven mainly by the legal proceedings with Avid Technology, increased depreciation of $1.5 million related to an increased number of demonstration equipment, and advisory and legal costs of $0.7 million related to shareholder activist activity in the second quarter of 2013. The increase in employee compensation expense in 2013 was primarily due to an increase in headcount and bonus expense, offset partially by a reduction in the accrual for employee time off benefits. Effective April 1, 2013, the Company implemented a new program which no longer requires the accrual of employee time off benefits. These increases in 2013 expenses were offset partially by decreased professional fees and outside services and decreased software license subscriptions.
Selling, general and administrative expenses in 2012, compared to 2011, remained relatively flat. Increased depreciation expense of $1.1 million and increased professional fees of $0.5 million were offset by decreased third party commission expense of $0.5 million, decreased travel expense of $0.6 million and decreased bad debt expenses of $0.2 million. The increase in depreciation expense was primarily due to additional demonstration equipment and software applications for marketing use. The decrease in third party commission expense was largely due to decreased net revenue in 2012, and the decrease in travel expense was largely due to travel cost containment efforts.
Amortization of Intangibles
Harmonic’s amortization of intangibles expense charged to operating expenses and the amortization of intangibles expense as a percentage of net revenue, for each of the three years ended December 31, 2013, 2012, and 2011, are presented in the table below. Also presented is the related dollar and percentage change in amortization of intangibles expense, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Amortization of intangibles	$8,096	$8,705	$8,918
As a percentage of net revenue	1.8%	1.8%	1.8%
Decrease	$(609)	$(213)
Percent change	(7.0)%	(2.4)%

The decrease in the amortization of intangibles expense in 2013 and 2012, compared to the respective prior years, was primarily due to certain purchased tangible assets becoming fully amortized.
Restructuring and Related Charges
We implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. As a result, we recorded restructuring charges of $2.2 million in the year ended December 31, 2013. The restructuring charge consisted of severance and benefits of $1.7 million related to the termination of eighty-five employees worldwide. In addition, we wrote-down, to its estimated net realizable value, leasehold improvements and furniture related to our Milpitas warehouse by $0.1 million, and wrote-down inventory to reflect $0.4 million of obsolete inventories arising from the restructuring of our Israel facilities. Of the restructuring charges in 2013, $0.8 million is included in "Product cost of revenue" and the remaining $1.4 million is included in "Operating expenses-restructuring and related charge" in the Consolidated Statements of Operations. We expect to recognize estimated annual cost savings of $10 million in fiscal 2014 as a result of the restructuring activities. See Note 9, "Restructuring and related charges" of the notes to our Consolidated Financial Statements for additional information.

Interest Income, Net
Harmonic’s interest income, net as a percentage of net revenue, for each of the three years ended December 31, 2013, 2012, and 2011, are presented in the table below. Also presented is the related dollar and percentage change in interest income, net, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Interest income, net	$219	$515	$374
As a percentage of net revenue	—%	0.1%	0.1%
Increase (decrease)	$(296)	$141
Percent change	(57.5)%	37.7%
The decrease in interest income, net in 2013, compared to 2012, was primarily due to a lower average balance of cash, cash equivalents and short-term investments invested in 2013, primarily resulting from the $116.5 million, including fees, paid to repurchase 18.3 million shares under the Company's stock repurchase program in 2013, and to a lesser extent, decrease in the rate of return on such investments, as compared to 2012.
The increase in interest income, net in 2012, compared to 2011, was primarily due to lower average cash and short-term investments balances invested in 2011, principally resulting from cash used in the Omneon acquisition in September 2010.
Other Expense, Net
Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency forward contracts. The gain (loss) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the Euro, British pound, Japanese yen and Israeli shekels.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Other expense, net	$(347)	$(293)	$(514)
As a percentage of net revenue	(0.1)%	(0.1)%	(0.1)%
(Increase) decrease	$(54)	$221
Percent change	18.4%	(43.0)%
Income Taxes
Harmonic’s benefit from income taxes and benefit from income taxes as a percentage of net revenue, for each of the three years ended December 31, 2013, 2012, and 2011, are presented in the table below. Also presented is the related dollar and percentage change in benefit from income taxes, as compared with the prior year.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Benefit from income taxes	$(44,741)	$(1,506)	$(651)
As a percentage of net revenue	(9.7)%	(0.3)%	(0.1)%
Increase	$(43,235)	$(855)
Percent change	2,870.8%	131.3%

Harmonic operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits or the effects of statute of limitation, or settlement with the tax authorities.
Our effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 193.2%, 8.5% and (47.6)%, respectively. See Note 14, "Income taxes" of the notes to our Consolidated Financial Statements for the reconciliation of how our benefit from income taxes differ from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes.
The increase in benefit from income taxes in 2013, compared with 2012, was primarily attributable to the release of $39.0 million of tax reserves in 2013, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the applicable statute of limitations for those tax years, and to a lesser extent, the tax benefit associated with the reinstatement of the federal research and development tax credit for 2012 and the mix of income and losses in the various tax jurisdictions in which we operate.
The increase in benefit from income taxes in 2012, compared with 2011, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, partially offset by increased tax reserves for uncertain tax positions in 2012 and increased valuation allowance for U.S. California research and development tax credits.
Discontinued Operations
On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46 million from the sale and recorded a net gain of $14.7 million in connection with the sale. See Note 3, "Discontinued Operations" of our Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
As of December 31, 2013, our cash and cash equivalents totaled $90.3 million, and our short-term investments totaled $80.3 million. We believe our current liquidity position as of December 31, 2013, together with the prospects for continued generation of cash from operating activities are adequate for our business needs in the next twelve months, including any stock repurchases.
At December 31, 2013, a majority of our cash, cash equivalents and short-term investments were held in accounts in the United States. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 31, 2013, no provision had been made for U.S. income taxes or foreign withholding taxes on $77.5 million of cumulative undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we could be subject to additional U.S. income taxes and foreign withholding taxes.
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
We have a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. There were no borrowings during the year ended December 31, 2013. As of December 31, 2013, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at December 31, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.17% for a one month borrowing period at December 31, 2013) plus 1.75%, or 1.92%. Borrowings under the facility are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of December 31, 2013, our ratio under that covenant was 4.12 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.

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

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$53,759	$70,813	$45,177
Net cash provided by (used in) investing activities	51,094	(47,549)	(65,331)
Net cash (used in) providing by financing activities	(111,202)	(17,699)	14,656
Effect of exchange rate changes on cash and cash equivalents	8	122	(52)
Net (decrease) increase in cash and cash equivalents	$(6,341)	$5,687	$(5,550)
Operating Activities
Net cash provided by operations was $53.8 million in 2013, resulting from a net income of $37.0 million, adjusted for $43.5 million in non-cash gains and charges, and a $26.8 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories, doubtful accounts and sales returns, and partially offset by a $14.7 million gain on disposal of discontinued operations, net of tax and adjustment to deferred income taxes. The net change in operating assets and liabilities included decreases in income tax payable, accounts payable and accrued and other liabilities and deferred revenue, which were partially offset by decreases in inventories, accounts receivable and prepaid and other assets. The decrease in income tax payable was primarily due to the release of $39.0 million of tax reserves in 2013, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the applicable statute of limitations for those tax years. The decrease in accrued and other liabilities reflected the settlement of the U.S. employee accrued time off benefit balance of $4.5 million in April 2013, as we implemented a new employee time off program and, as a result, are no longer required to accrue for employee time off benefits in the U.S. In addition, there was no ESPP contributions as of December 31, 2013, as the plan was suspended for the second half of 2013. The decrease in inventories was primarily due to lower purchases resulting from the sale of the cable access HFC business and our efforts to better optimize our supply chain and the decrease in accounts receivable was primarily due to further improvements in our collection process. The decrease in prepaid and other assets was despite a $7.5 million advance payment made to a supplier in December 2013 for future inventory requirements.
Cash provided by operations was $70.8 million in 2012, resulting from a net loss of $10.9 million, adjusted for $66.2 million in non-cash gains and charges, and a $15.5 million increase in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories, doubtful accounts and sales returns, and deferred income taxes. The net change in operating assets and liabilities included decreases in accounts receivable and inventories, as well as increases in deferred revenue and income taxes payable, partially offset by increases in prepaid expenses, as well as decreases in accounts payable and accrued liabilities. The decrease in accounts receivable was primarily due to improvement in our collection process, and the decrease in inventory was primarily due to improvement in our supply chain process. The decrease in accounts payable was primarily due to the timing of purchases and payments in the last quarter of 2012. The increase in income tax payable was primarily due to lower estimated tax payments made in 2012, compared to 2011.
Cash provided by operations was $45.2 million in 2011, resulting from net income of $8.8 million, adjusted for $71.5 million in non-cash gains and charges, and $35.1 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories, doubtful accounts and sales returns, and deferred income taxes. The net change in operating assets and liabilities included increases in accounts receivable and inventories, as well as decreases in deferred revenue and income taxes payable, partially offset by decreases in prepaid expenses, as well as increases in accounts payable. The increase in inventory was due to higher service and production inventories to support higher revenue levels. The decrease in income taxes payable was due to estimated tax payments made in 2011. The decrease in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts and the recognition of product revenue for a large contract that had previously been deferred.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, income tax reserves adjustments, and the timing and amount of compensation and other payments. We usually pay our annual incentive compensation to employees in the first quarter.
Investing Activities
Net cash provided by investing activities was $51.1 million in 2013, primarily resulting from net proceeds from the sale of discontinued operations of $43.5 million and proceeds from the net sale and maturity of investments of $100.9 million, partially offset by the purchase of short-term investments of $78.8 million and capital expenditures of $14.6 million.
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
Financing Activities
Net cash used in financing activities was $111.2 million in 2013, primarily resulting from $116.5 million of payments for the repurchase of common stock in connection with our stock repurchase program, of which approximately $40.6 million was spent on open market transactions and approximately $75.9 million, including related costs, was spent in our “modified Dutch auction” tender offer, which closed on May 24, 2013. The payments for the repurchase of common stock were offset by $5.2 million of net proceeds from the issuance of common stock related to our equity incentive plans.
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
OFF-BALANCE SHEET ARRANGEMENTS
None as of December 31, 2013.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Future payments under contractual obligations and other commercial commitments, as of December 31, 2013, after giving effect to $0.4 million of future sublease income from Aurora, are as follows:

	Payments Due by Period
	Total Amounts Committed	1 Year or Less	2 -3 Years	4-5 Years	Over 5 Years
	(In thousands)
Operating leases	$56,087	$9,803	$17,414	$15,296	$13,574
Purchase commitments	16,817	16,817	—	—	—
Total contractual obligations	$72,904	$26,620	$17,414	$15,296	$13,574
Other commercial commitments:
Standby letters of credit	$230	$230	$—	$—	$—
Indemnification obligations (1)	—	—	—	—	—
Total commercial commitments	$230	$230	$—	$—	$—

(1) We indemnify our officers and the members of our Board pursuant to our bylaws and contractual indemnity agreements. We also indemnify some of our suppliers and most of our customers for specified intellectual property matters and some of our other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for defense costs, damages and other expenses (including reasonable attorneys’ fees).
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, approximately $15.2 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2013, have been excluded from the contractual obligations table above. See Note 14, “Income Taxes” of our Consolidated Financial Statements for a discussion on income taxes.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 of the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies.

We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 12%, 9% and 10% of net revenue in 2013, 2012 and 2011, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel, British pound, Euro, Singapore dollar, Chinese yuan and Indian rupee. Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, Japanese yen and Israeli shekel. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These derivative instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. The notional amounts of our foreign currency forward contracts outstanding are summarized in U.S. dollar equivalents as follows (in thousands):

Forward contracts sold:	December 31, 2013	December 31, 2012
Euro	14,254	5,585
British pound sterling	2,914	2,155
Japanese yen	3,777	3,317
	20,945	11,057

Forward contracts purchased:	December 31, 2013	December 31, 2012
Euro	6,024	—
British pound sterling	2,966	—
Japanese yen	1,608	—
Israeli shekel	4,441	3,174
	15,039	3,174

Interest rate and credit risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of December 31, 2013, our cash, cash equivalents and short-term investments balance was $170.6 million and we have no borrowings during the year ended December 31, 2013. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. For the years ended December 31, 2013, 2012 and 2011, realized gains and realized losses from the sale of investments were not material.

We do not use derivative instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments. These investments, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, a decline in interest rates will decrease the interest income from our investment portfolio. We attempt to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2013, a hypothetical 100 basis point increase in interest rates would result in a $0.5 million decline in the fair market value of the portfolio.  Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2013. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Harmonic Inc.:
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows listed in the accompanying index present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 28, 2014

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90,329	$96,670
Short-term investments	80,252	104,506
Accounts receivable	75,052	85,920
Inventories	36,926	64,270
Deferred income taxes	24,650	21,870
Prepaid expenses and other current assets	21,521	23,636
Total current assets	328,730	396,872
Property and equipment, net	34,945	38,122
Goodwill	198,022	212,518
Intangibles, net	31,119	58,447
Other assets	13,268	11,572
Total assets	$606,084	$717,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,380	$25,447
Income taxes payable	331	1,797
Deferred revenues	27,020	33,235
Accrued liabilities	35,349	42,415
Total current liabilities	85,080	102,894
Income taxes payable, long-term	15,165	49,309
Other non-current liabilities	11,673	11,915
Total liabilities	111,918	164,118
Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 99,413 and 114,193 shares issued and outstanding at December 31, 2013 and 2012, respectively	99	114
Capital in excess of par value	2,336,275	2,432,790
Accumulated deficit	(1,841,999)	(1,879,026)
Accumulated other comprehensive loss	(209)	(465)
Total stockholders’ equity	494,166	553,413
Total liabilities and stockholders’ equity	$606,084	$717,531

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Product revenue	$376,598	$396,324	$421,088
Service revenue	85,342	80,547	69,786
Total net revenue	461,940	476,871	490,874
Product cost of revenue	196,766	214,473	216,640
Service cost of revenue	44,729	41,866	37,418
Total cost of revenue	241,495	256,339	254,058
Gross profit	220,445	220,532	236,816
Operating expenses:
Research and development	99,938	102,627	99,314
Selling, general and administrative	134,014	127,117	127,077
Amortization of intangibles	8,096	8,705	8,918
Restructuring and related charges	1,421	—	—
Total operating expenses	243,469	238,449	235,309
Income (loss) from operations	(23,024)	(17,917)	1,507
Interest income, net	219	515	374
Other income (expense), net	(347)	(293)	(514)
Income (loss) from continuing operations before income taxes	(23,152)	(17,695)	1,367
Benefit from income taxes	(44,741)	(1,506)	(651)
Income (loss) from continuing operations	21,589	(16,189)	2,018
Income from discontinued operations, net of taxes (including gain on disposal of $14,663, net of taxes, for the year ended December 31, 2013)	15,438	5,252	6,761
Net income (loss)	$37,027	$(10,937)	$8,779
Basic net income (loss) per share from:
Continuing operations	$0.20	$(0.14)	$0.02
Discontinued operations	$0.14	$0.05	$0.06
Net income (loss)	$0.35	$(0.09)	$0.08
Diluted net income (loss) per share from:
Continuing operations	$0.20	$(0.14)	$0.02
Discontinued operations	$0.14	$0.05	$0.06
Net income (loss)	$0.34	$(0.09)	$0.08
Shares used in per share calculations:
Basic	106,529	116,457	115,175
Diluted	107,808	116,457	116,427

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$37,027	$(10,937)	$8,779
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	260	395	(173)
Gain (loss) on investments	4	(1)	12
Other comprehensive income (loss) before tax	264	394	(161)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8	(16)	2
Other comprehensive income (loss) net of tax	256	410	(163)
Comprehensive income (loss)	$37,283	$(10,527)	$8,616

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2010	112,360	$112	$2,397,671	$(1,876,868)	$(712)	$520,203
Net income	—	—	—	8,779	—	8,779
Other comprehensive loss, net of tax	—	—	—	—	(163)	(163)
Issuance of Common Stock under option, stock award and purchase plans	3,897	4	12,697	—	—	12,701
Stock-based compensation	—	—	20,841	—	—	20,841
Excess tax benefits from stock-based compensation	—	—	1,955	—	—	1,955
Balance at December 31, 2011	116,257	116	2,433,164	(1,868,089)	(875)	564,316
Net loss	—	—	—	(10,937)	—	(10,937)
Other comprehensive income, net of tax	—	—	—	—	410	410
Issuance of Common Stock under option, stock award and purchase plans	3,045	3	4,533	—	—	4,536
Repurchase of Common Stock	(5,109)	(5)	(22,634)	—	—	(22,639)
Stock-based compensation	—	—	18,926	—	—	18,926
Reduction in excess tax benefits from stock-based compensation	—	—	(1,199)	—	—	(1,199)
Balance at December 31, 2012	114,193	114	2,432,790	(1,879,026)	(465)	553,413
Net income	—	—	—	37,027	—	37,027
Other comprehensive income, net of tax	—	—	—	—	256	256
Issuance of Common Stock under option, stock award and purchase plans	3,482	3	5,183	—	—	5,186
Repurchase of Common Stock	(18,262)	(18)	(116,511)	—	—	(116,529)
Stock-based compensation	—	—	16,089	—	—	16,089
Reduction in excess tax benefits from stock-based compensation	—	—	(1,276)	—	—	(1,276)
Balance at December 31, 2013	99,413	$99	$2,336,275	$(1,841,999)	$(209)	$494,166

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$37,027	$(10,937)	$8,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	27,329	29,204	30,420
Depreciation	16,641	15,195	13,867
Stock-based compensation	16,089	18,926	20,913
Gain on sale of discontinued operations, net of tax	(14,663)	—	—
Loss on impairment of fixed assets	149	—	—
Net (gain) loss on disposal of fixed assets	95	(36)	671
Deferred income taxes	(8,537)	(4,969)	(361)
Provision for doubtful accounts and sales returns	960	3,602	3,235
Provision for excess and obsolete inventories	3,475	3,377	3,936
Excess tax benefits from stock-based compensation	(141)	(121)	(1,955)
Other non-cash adjustments, net	2,098	1,006	801
Changes in assets and liabilities:
Accounts receivable	9,908	20,368	(11,477)
Inventories	13,290	3,003	(16,588)
Prepaid expenses and other assets	1,807	(2,684)	7,924
Accounts payable	(3,363)	(5,201)	4,750
Deferred revenues	(1,922)	1,334	(13,470)
Income taxes payable	(40,546)	1,535	(6,843)
Accrued and other liabilities	(5,937)	(2,789)	575
Net cash provided by operating activities	53,759	70,813	45,177
Cash flows from investing activities:
Purchases of investments	(78,764)	(133,778)	(107,544)
Proceeds from maturities of investments	63,034	57,484	28,733
Proceeds from sales of investments	37,890	41,354	30,999
Purchases of property and equipment	(14,581)	(12,609)	(17,269)
Proceeds from sale of discontinued operations, net of selling costs	43,515	—	—
Other acquisitions	—	—	(250)
Net cash provided by (used in) investing activities	51,094	(47,549)	(65,331)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,186	4,819	12,701
Payments for repurchase of common stock	(116,529)	(22,639)	—
Excess tax benefits from stock-based compensation	141	121	1,955
Net cash (used in) provided by financing activities	(111,202)	(17,699)	14,656
Effect of exchange rate changes on cash and cash equivalents	8	122	(52)
Net increase (decrease) in cash and cash equivalents	(6,341)	5,687	(5,550)
Cash and cash equivalents at beginning of period	96,670	90,983	96,533
Cash and cash equivalents at end of period	$90,329	$96,670	$90,983
Supplemental disclosures of cash flow information:
Income tax payments, net	$4,341	$5,051	$7,597
Supplemental schedule of non-cash investing activity:
Net increase in accrued purchases of property and equipment	$321	$113	$—
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”) designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable its customers to efficiently create, prepare and deliver a full range of video services, including televisions, personal computers, laptops, tablets and smart phones. Our products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and cable edge solutions. Harmonic also provides technical support and professional services to its customers worldwide. We sell our products and services to cable operators, broadcast and media companies, satellite and telecommunications (telco) Pay-TV service providers and, more recently, streaming new media companies.
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
Discontinued Operations

On March 5, 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”) for $46.0 million in cash. The Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in Note 3, "Discontinued Operations”. Unless noted otherwise, all discussions herein with respect to the Company’s audited consolidated financial statements relate to the Company’s continuing operations.

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
For subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains and losses are included in other income (expense), net in the Company’s Consolidated Statements of Operations. The Company recorded remeasurement losses of $0.5 million, $0.7 million, and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Fair Value of Financial Instruments

The carrying value of Harmonic’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
Derivative Instruments
The Company enters into foreign currency forward exchange contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables. The Company does not enter into forward currency forward contracts for trading purposes. These derivative instruments generally have maturities between one to three months. The Company does not designate these forward currency forward exchange contracts as hedging instruments.
According to the applicable accounting guidance, the assets or liabilities associated with the forward exchange contracts are recorded at fair value in prepaid expenses and other current assets or accrued liabilities in the Company's Consolidated Balance Sheet. Gains or losses resulting from changes in fair value on forward exchange contracts are recognized in earnings monthly and are included in other income (expense), net in the Company's Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and highly liquid investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
Short-Term Investments
Harmonic’s short-term investments, which are classified as available-for-sale securities are principally comprised of U.S. federal government bonds, state, municipal and local government agencies bonds, corporate bonds, commercial paper and certificates of deposit, with a final maturity of twenty-four months or less from the date of purchase. Short-term investments are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net in the Company’s Consolidated Statements of Operations. Investments are anticipated to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary, an impairment charge is recorded. The Company considers current market conditions, as well as the likelihood that it would need to sell its investments prior to a recovery of par value, when determining if a loss is other than temporary.
Concentrations of Credit Risk/Major Customers/Supplier Concentration
Financial instruments which subject Harmonic to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid, investment-grade obligations of commercial or governmental issuers, in accordance with Harmonic’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telco, broadcast and other media companies. Harmonic generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2013 and 2012. In the years ended December 31, 2013, 2012 and 2011, sales to Comcast accounted for 12%, 11% and 10%, respectively, of net revenue.
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
The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with applicable revenue recognition accounting guidance. For the sale of stand-alone software products, bundled with hardware but not essential to the functionality of the hardware, revenue is allocated between the hardware, including essential software and related elements, and the non-essential software and related elements. Revenue for the hardware and essential software elements are recognized under the relative allocation method. Revenue for the non-essential software and related elements are recognized under the residual method in accordance with software accounting guidance. Revenue associated with service and maintenance agreements is recognized on a straight-line basis over the period in which the services are performed, generally one year. The Company recognizes revenue associated with solution sales using the percentage of completion or completed contract methods of accounting. Further details of these accounting policies are described below.
Multiple Element Arrangements. The Company has revenue arrangements that include hardware and software essential to the hardware product’s functionality, and non-essential software, services and support. For transactions originating or materially modified, beginning January 1, 2011, the Company has applied the accounting guidance that requires the Company to allocate revenue to all deliverables based on their relative selling prices. For transactions originating prior to January 1, 2011, the Company applied software revenue recognition accounting guidance, as described in the “Software” section below. The Company determines the relative selling prices by first considering vendor-specific objective evidence of fair value (“VSOE”), if it exists; otherwise third-party evidence (“TPE”) of the selling price is used. If neither VSOE nor TPE exists for a deliverable, the Company uses a best estimate of the selling price (“BESP”) for that deliverable. Once revenue is allocated to all deliverables based on their relative selling prices, revenue related to hardware elements (hardware, essential software and related services) are recognized using a relative selling price allocation and non-essential software and related services are recognized under the residual method.
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
Software. Sales of stand-alone software that are not considered essential to the functionality of the hardware continue to be subject to the software revenue recognition guidance. Further, the Company also applied the software revenue recognition guidance to its multiple element arrangements for transactions originating prior to January 1, 2011.
In accordance with the software revenue recognition guidance, the Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that vendor specific objective evidence ("VSOE") of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.
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
Inventories
Inventories are stated at the lower of cost, using the weighted average method (which approximates the first-in, first-out basis), or market. The cost of inventories is comprised of material, labor and manufacturing overhead. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. Harmonic establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand and market conditions, expected product life cycles and current inventory levels. Such provisions are charged to cost of revenue in the Company’s Consolidated Statements of Operations.
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
The Company incurs costs associated with developing software for internal use and for which no plan exists to market the software externally. The Company capitalizes the costs as part of property and equipment and recognizes the associated depreciation over a useful life of generally three years. In the years ended December 31, 2013, 2012 and 2011, the Company capitalized $1.4 million, $0.8 million and $1.1 million, respectively, in internal use software development costs.
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are five years for furniture and fixtures, three years for software developed for internal use and typically four years for machinery and equipment. Depreciation and amortization for leasehold improvements are computed using the shorter of the remaining useful lives of the assets, up to ten years, or the lease term of the respective assets.
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

There was no impairment of goodwill resulting from the Company’s annual impairment testing in the fourth quarter of 2013. See Note 4, “Goodwill and Identified Intangible Assets” for additional information.
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
Restructuring and Related Charges
The Company's restructuring charges consist of employee severance, one-time termination benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. Other costs primarily consist of costs to write down the values of inventories and leasehold improvement write-down as a result of restructuring activities. See Note 9, “Restructuring Charges” for additional information.

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
Advertising Expenses
The Company expenses all advertising costs as incurred. Advertising expense was $0.4 million, $0.5 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in the Company’s judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.
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
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-11, “Disclosures about offsetting assets and liabilities”. This guidance enhances disclosure requirements about the nature of an entity’s right to offset. The new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance became effective for the Company beginning in the first quarter of fiscal 2013 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2013, the FASB issued ASU 2013-5, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The ASU addresses accounting for a cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance is effective for the Company beginning in the first quarter of its 2014 fiscal year and should be applied prospectively. The Company does not expect the adoption of ASU 2013-05 will have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists”. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company does not expect the adoption of ASU 2013-11 will have a material impact on its financial position, results of operations or cash flows. The guidance is effective for the Company beginning in the first quarter of its 2014 fiscal year and will be applied prospectively.

NOTE 3: DISCONTINUED OPERATIONS
On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46 million from the sale and recorded a net gain of $14.7 million in connection with the sale.

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

On March 5, 2013, the Company entered into a transition services agreement (‘TSA”) with Aurora to provide contract manufacturing for up to five months and other various support, including providing order fulfillment, taking warranty calls, attending to product returns from customers, providing cost accounting analysis, receiving payments from customers and remitting such payments to Aurora. The TSA fees are a fixed amount per month and were determined based on the Company’s estimated cost of delivering the transition services. In addition, on April 24, 2013, the Company and Aurora signed a sublease agreement for the Company’s Milpitas warehouse for the remaining period of the lease. The Company and Aurora later agreed to limit the services provided under the agreement to sales order processing support and quote support through May 2013, warehouse facilities support through July 2013, accounts payable support through June 2013, and accounts receivable collection support through October 2013, and the TSA fees were amended accordingly.

The Company determined that the cash flows generated from these transactions are both insignificant and are considered indirect cash flows. As a result, the sale of the cable access HFC business is appropriately presented as discontinued operations. The TSA billing to Aurora in the year ended December 31, 2013 was $1.0 million, and it was recorded in the Consolidated Statements of Operations under income from continuing operations as an offset to the expenses incurred to deliver the transition services. The table below provides details on the income statement caption under which the TSA billing was recorded (in thousands):

Year ended
December 31, 2013
Product cost of revenue	$577
Research and development	21
Selling, general and administrative	379
Total TSA billing to Aurora	$977

The Company recorded a gain of $14.7 million for the year ended December 31, 2013, in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : Carrying value of net assets
Inventories, net	$10,579
Prepaid expenses and other current assets	612
Property and equipment, net	1,194
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)
Total net assets sold and de-recognized		$21,494
Less : Selling cost		2,485
Less : Tax effect		7,358
Gain on disposal, net of tax		$14,663

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

The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. Revenue and the components of net income related to the discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year ended December 31
	2013	2012	2011
Revenue	$9,717	$53,593	$58,458
Operating income	$539	$8,610	$10,266
Less : Provision for (benefit from) income taxes	(236)	3,358	3,505
Add : Gain on disposal, net of tax	14,663	—	—
Income from discontinued operations, net of taxes	$15,438	$5,252	$6,761

NOTE 4: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The following is a summary of identified intangible assets (in thousands):

		December 31, 2013			December 31, 2012
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(121,681)	$14,464	$136,145	$(102,449)	$33,696
Customer relationships/contracts	5-6 years	67,098	(53,772)	13,326	67,098	(48,150)	18,948
Trademarks and tradenames	4-5 years	11,361	(10,565)	796	11,361	(9,145)	2,216
Maintenance agreements and related relationships	6-7 years	7,100	(4,567)	2,533	7,100	(3,513)	3,587
Total identifiable intangibles		$221,704	$(190,585)	$31,119	$221,704	$(163,257)	$58,447

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of period	$212,518	$212,417
Reduction in goodwill associated with the sale of the cable access HFC Business	(14,547)	—
Foreign currency translation adjustment	51	101
Balance at end of period	$198,022	$212,518
Based on the annual impairment test performed as of December 31, 2013, management determined that the Company’s estimated fair value exceeded the carrying value of its net assets by approximately 82% and that goodwill was not impaired as of December 31, 2013. In addition, the Company has not recorded any impairment charges related to goodwill for any prior periods.
For the years ended December 31, 2013, 2012 and 2011, the Company recorded a total of $27.3 million, $29.2 million and $30.4 million, respectively, of amortization expense for identified intangibles of which $19.2 million, $20.5 million and $21.5 million, respectively, was included in cost of revenue. The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2014	$13,745	$6,775	$20,520
2015	719	5,783	6,502
2016	—	4,097	4,097
2017	—	—	—
2018	—	—	—
Total future amortization expense	$14,464	$16,655	$31,119

NOTE 5: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
State, municipal and local government agencies bonds	$40,426	$38	$(15)	$40,449
Corporate bonds	33,483	20	(7)	33,496
Commercial paper	2,299	—	—	2,299
U.S. federal government bonds	4,004	4	—	4,008
Total short-term investments	$80,212	$62	$(22)	$80,252
As of December 31, 2012
Certificates of deposit	$1,603	$—	$—	$1,603
State, municipal and local government agencies bonds	59,009	45	(4)	59,050
Corporate bonds	31,568	4	(10)	31,562
Commercial paper	10,287	1	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Total short-term investments	$104,470	$50	$(14)	$104,506

The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	December 31,
	2013	2012
Less than one year	$55,278	$76,779
Due in 1 - 2 years	24,974	27,727
Total short-term investments	$80,252	$104,506
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
For the years ended December 31, 2013, 2012 and 2011, realized gains and realized losses from the sale of investments were not material.
Impairment of Investments
The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of December 31, 2013.
As of December 31, 2013, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the years ended December 31, 2013, 2012, and 2011 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents
Money market funds	$51,014	$—	$—	$51,014
Short-term investments
State, municipal and local government agencies bonds	—	40,449	—	40,449
Corporate bonds	—	33,496	—	33,496
Commercial paper	—	2,299	—	2,299
U.S. federal government bonds	4,008	—	—	4,008
Prepaids and other current assets
Derivative assets (1)	—	196	—	196
Total assets measured and recorded at fair value	$55,022	$76,440	$—	$131,462
Accrued Liabilities
Derivative Liabilities (1)	$—	$195	$—	$195
Total liabilities measured and recorded at fair value	$—	$195	$—	$195

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents
Money market funds	$54,923	$—	$—	$54,923
Corporate bonds with maturity less than 90 days	—	3,614	—	3,614
U.S. federal government bonds with maturity less than 90 days	3,005	—	—	3,005
Short-term investments
Certificates of deposit	—	1,603	—	1,603
State, municipal and local government agencies bonds	—	59,050	—	59,050
Corporate bonds	—	31,562	—	31,562
Commercial paper	—	10,288	—	10,288
U.S. federal government bonds	2,003	—	—	2,003
Prepaids and other current assets
Derivative assets (1)	—	344	—	344
Total assets measured and recorded at fair value	$59,931	$106,461	$—	$166,392
Accrued liabilities
Derivative liabilities (1)	$—	$143	$—	$143
Total liabilities measured and recorded at fair value	$—	$143	$—	$143
(1) Derivative assets and liabilities represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency exchange rates fluctuations primarily from trade and inter-company receivables and payables.

NOTE 7: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable	$83,266	$95,515
Less: allowance for doubtful accounts and sales returns	(8,214)	(9,595)
	$75,052	$85,920
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
The following is a summary of activity in allowances for doubtful accounts and sales returns for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2013	$9,595	$537	$423	$(2,341)	$8,214
2012	$8,252	$3,141	$461	$(2,259)	$9,595
2011	$5,897	$2,620	$615	$(880)	$8,252

NOTE 8: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2013	2012
Prepaid expenses and other current assets:
Prepaid Inventories (1)	$7,500	$—
Other Prepayments	10,823	8,736
Deferred cost of revenue	2,656	13,953
Other	542	947
	$21,521	$23,636
(1) In the fourth quarter of 2013, the Company made a $7.5 million advance payment for future inventory requirements to a supplier in order to secure more favorable pricing from the supplier.

	December 31,
	2013	2012
Inventories:
Raw materials	$2,389	$10,731
Work-in-process	976	4,347
Finished goods	33,561	49,192
	$36,926	$64,270

	December 31,
	2013	2012
Property and equipment:
Furniture and fixtures	$8,227	$7,856
Machinery and equipment	114,178	108,262
Leasehold improvements	7,888	7,612
	130,293	123,730
Less: accumulated depreciation and amortization	(95,348)	(85,608)
	$34,945	$38,122

	December 31,
	2013	2012
Accrued liabilities:
Accrued compensation	$6,688	$10,890
Accrued incentive compensation	9,589	7,403
Accrued warranty	3,606	4,292
Other	15,466	19,830
	$35,349	$42,415

NOTE 9: RESTRUCTURING AND RELATED CHARGES
Omneon Restructuring
In 2010, the Company recorded an excess facilities charge of $3.0 million related to the closure of the Omneon headquarters in Sunnyvale, California. The charge was based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013. Subsequent to the original accrual, the Company revised its estimate and additional provisions were recorded. The following table summarizes the activity in the Omneon restructuring accrual during the years ended December 31, 2013, 2012 and 2011 (in thousands):

Excess Facilities
Balance at December 31, 2010	$2,862
Provisions	517
Cash payments, net of sublease income	(786)
Balance at December 31, 2011	2,593
Provisions	94
Cash payments, net of sublease income	(1,818)
Balance at December 31, 2012	869
Provisions	28
Cash payments, net of sublease income	(897)
Balance at December 31, 2013	$—
HFC Restructuring
As a result of the sale of the cable access HFC business in March 2013, the Company recorded $600,000 of restructuring charge under “Income from discontinued operations” in the year ended December 31, 2013. The restructuring charge consisted of $505,000 of severance and benefits and $95,000 of contract termination costs. The severance and benefits was related to the termination of nine of the Company's employees by the Company, as a result of the sale of the HFC business, and the reimbursement to Aurora, pursuant to the amended TSA, of severance payable by Aurora as a result of its subsequent termination of ten U.S. employees hired from the Company, in connection with Aurora's purchase of the HFC business. The following table summarizes the activity in the HFC restructuring accrual during the year ended December 31, 2013 (in thousands):

	Severance	Contract Termination	Total
Restructuring charges in discontinued operations	$403	$124	$527
Adjustments to restructuring provisions	102	(29)	73
Cash payments	(492)	(95)	(587)
Balance at December 31, 2013	$13	$—	$13

The Company anticipates that the remaining restructuring accrual balance of $13,000 will be paid out in 2014.

Harmonic 2013 Restructuring

The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. As a result, the Company recorded restructuring charges of $2.2 million in the year ended December 31, 2013. The restructuring charge consisted of severance and benefits of $1.7 million related to the termination of eighty-five employees worldwide. In addition, the Company wrote-down, to its estimated net realizable value, leasehold improvements and furniture related to its Milpitas warehouse by $149,000, and wrote-down inventory to reflect $404,000 of obsolete inventories arising from the restructuring of its Israel facilities. The following table summarizes the activity in the Harmonic 2013 restructuring accrual during the year ended December 31, 2013 (in thousands):

	Severance	Impairment of Leasehold Improvement	Obsolete Inventories	Total
Restructuring charges in continued operations	$1,663	$101	$404	$2,168
Adjustments to restructuring provisions	29	48	—	77
Cash payments	(1,513)	—	—	(1,513)
Non-cash write-offs	—	(149)	(404)	(553)
Balance at December 31, 2013	$179	$—	$—	$179
Of the restructuring charge in the year ended December 31, 2013, $824,000 is included in “Product cost of revenue” and the remaining $1,421,000 is included in “Operating expenses-restructuring and related charges” in the Consolidated Statements of Operations. The Company anticipates that the remaining restructuring accrual balance of $179,000 will be paid out in 2014.

NOTE 10: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. There were no borrowings during the year ended December 31, 2013. As of December 31, 2013, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of December 31, 2013, the Company’s ratio under that covenant was 4.12 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. At December 31, 2013, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at December 31, 2013) or at LIBOR for the desired borrowing period (an annualized rate of 0.17% for a one month borrowing period at December 31, 2013) plus 1.75%, or 1.92%. Borrowings are not collateralized.

NOTE 11: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. In July 2002, the Company classified 100,000 of these shares as Series A Participating Preferred Stock in connection with the Board’s same day approval and adoption of a stockholder rights plan. This plan had a term of ten years and it expired in July 2012.

Common Stock Issuances
During the year ended December 31, 2010, the Company issued 14,150,122 shares of common stock as part of the consideration for the purchase of all of the outstanding shares of Omneon. The shares had a fair market value of $95.9 million at the time of issuance. To secure post-closing indemnification obligations of the holders of Omneon capital stock, the Company deposited into escrow an aggregate of approximately $21.0 million in cash and 1,926,920 shares of the Company’s common stock that would otherwise have been issued to those holders. In the first quarter of 2012, the Company submitted an indemnification claim for reimbursement from escrow and received reimbursement of $0.8 million, representing $0.5 million of cash and 40,372 shares of common stock valued at $0.3 million. The return of shares was reflected as a reduction in common stock and additional paid-in-capital. The reimbursement was for previously expensed legal and tax costs incurred by the Company following the date of acquisition. The indemnification period ended on March 15, 2012, and the remaining cash and shares remaining in escrow were distributed to the holders of Omneon capital stock.
Common Stock Repurchases
In 2012, the Company’s Board of Directors (the “Board”) approved a stock repurchase program that provided for the repurchase of up to $25 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares of common stock in open market transactions at prices deemed appropriate by management, subject to certain pre-determined price/volume guidelines established, from time to time, by the Board. The timing, manner, price and amount of shares repurchased, if any, under the program depends on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The purchases are funded from available working capital. The program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases.
During 2012, under the program, the Company repurchased and retired approximately 5.1 million shares of its common stock at an average price of $4.43 per share, for an aggregate purchase price of approximately $22.6 million.
During 2013, the Company's Board approved $195 million in increases to the program, increasing the aggregate authorized amount of the program to $220 million. On February 6, 2013, the Board approved a modification to the program that permits the Company to also repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program is scheduled to expire in December 2014.
During 2013, the Company repurchased and retired from open market transactions approximately 6.3 million shares of its common stock at an average share price of $6.48 per share for an aggregate price of $40.6 million. In addition, $76.0 million, including $1.0 million of expenses, was spent in the Company's "modified Dutch auction" tender offer, which closed on May 24, 2013. Under the tender offer, the Company repurchased and retired approximately 12.0 million shares of its common stock at $6.25 per share.
As of December 31, 2013, the Company had utilized approximately $138.2 million cumulatively to repurchase and retire approximately 23.4 million shares of its common stock under the program, including under the Company's tender offer, and approximately $81.8 million was available for future repurchases under this program. The Company charges the excess of cost over par value for the repurchase of its common stock to additional paid-in-capital.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2013	2012
Foreign currency translation adjustments	$(242)	$(502)
Unrealized gain on investments	33	37
Accumulated other comprehensive loss	$(209)	$(465)

NOTE 12: EMPLOYEE BENEFIT PLANS
Stock Option Plans
1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally two to four years, and expire seven years from date of grant. Options granted prior to February 2006 expire ten years from the date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. As of December 31, 2013, an aggregate of 18,606,465 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 8,586,056 shares remained available for grant.
2002 Director Plan. The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. As of December 31, 2013, an aggregate of 560,841 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 166,655 shares remained available for grant.
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
There was a shortage of approved shares in the ESPP to fund the total employee contributions from January 2, 2013 to June 30, 2013. The shares available in the plan were sufficient to fund approximately 53% of the total contributions. As a result, the shares available were issued ratably to the participants based on each of their contributions during the offering period, relative to the total contributions received from all participants. The participants were refunded the remaining 47% of their contributions and the ESPP was suspended for the second half of 2013. The Company's stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company's annual meeting on August 14, 2013, and contributions under the ESPP resumed in January 2014.
Under the ESPP, 1,230,851, 1,598,895 and 945,287 shares were issued during fiscal 2013, 2012 and 2011, respectively, representing $4.8 million, $6.4 million, and $5.2 million in contributions. As of December 31, 2013, a total of 9,499,960 shares had been issued under this plan.
Assumed Omneon Stock Options. In connection with the Company’s acquisition of Omneon, the Company assumed substantially all stock options and RSUs outstanding under Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan. Options assumed were converted into options to purchase 1,522,000 shares of the Company’s common stock. RSUs assumed were converted into RSUs for the issuance of 1,455,000 shares of the Company’s common stock. The assumed options and RSUs retained all applicable terms and vesting periods. In general, the assumed options vest over a four-year period from the original date of grant and expire 10 years from the original grant date. The assumed RSUs generally vest over a four year period from the original date of grant. As of December 31, 2013, a total of 299,745 shares of common stock were reserved for issuance under the Omneon Plans.
Other Stock Option Plans. In addition, the Company has various inactive stock-based incentive plans. As of December 31, 2013, an aggregate of 187,650 shares of common stock are reserved for issuance under the inactive plans, representing the aggregate number of shares subject to outstanding stock options and RSUs. No further awards may be granted under any of these plans.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2013 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	10,155	8,900	$6.83	3,938	$6.44
Authorized	—	—	—	—	—
Granted	(3,757)	1,505	5.97	1,501	6.02
Options exercised	—	(888)	4.14	—	—
Shares released	—	—	—	(1,888)	6.29
Forfeited or canceled	2,354	(1,632)	7.06	(533)	6.38
Balance at December 31, 2013	8,752	7,885	$6.92	3,018	$6.34
The following table summarizes information about stock options outstanding as of December 31, 2013 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	7,631	$6.95	3.2	$7,594
Exercisable	5,556	7.24	2.2	4,638
The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2013 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2013. The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $0.8 million and $5.2 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about restricted stock units outstanding as of December 31, 2013 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,782	0.8	$20,534
The fair value of restricted stock units vested and expected to vest as of December 31, 2013 is calculated based on the fair value of the Company’s common stock as of December 31, 2013.
401(k) Plan
Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Employer contributions were suspended from 2009 through 2012, but have been renewed, on the same basis for 2013, totaling $0.4 million.

NOTE 13: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Year ended December 31,
	2013	2012	2011
Employee stock-based compensation in:
Cost of revenue	$2,411	$2,828	$2,912
Research and development expense	4,431	6,151	6,618
Selling, general and administrative expense	9,160	9,449	10,798
Total stock-based compensation in operating expense	13,591	15,600	17,416
Total employee stock-based compensation recognized in income (loss) from continuing operations	$16,002	$18,428	$20,328
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options
	2013	2012	2011
Expected term (in years)	4.70	4.70	4.75
Volatility	50%	56%	55%
Risk-free interest rate	0.9%	0.9%	1.8%
Dividend yield	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of options granted for the years ended December 31, 2013, 2012 and 2011 was $2.55, $2.64 and $4.20, respectively. The fair value of all stock options vested during the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $4.7 million and $7.1 million, respectively.
The total realized tax benefit attributable to stock options exercised during the years ended December 31, 2013, 2012 and 2011, in jurisdictions where this expense is deductible for tax purposes, was $0.1 million, $0.1 million and $2.0 million, respectively.
Restricted Stock Units
The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the years ended December 31, 2013, 2012 and 2011 was $11.9 million, $12.3 million and $10.5 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase right under the ESPP consists of (1) the 15% discount on the purchase of the stock, (2) 85% of the fair value of the call option, and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Employee Stock Purchase Plan
	2013	2012	2011
Expected term (in years)	0.50	0.50	0.50
Volatility	31%	49%	45%
Risk-free interest rate	0.2%	0.2%	0.2%
Dividend yield	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of stock purchase rights granted for the years ended December 31, 2013, 2012 and 2011 was $1.21, $1.33 and $2.15, respectively.
Unrecognized Stock-Based Compensation
As of December 31, 2013, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $18.1 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 1.8 years.

NOTE 14: INCOME TAXES
(Loss) income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$(31,521)	$(27,068)	$(14,164)
International	8,369	9,373	15,531
(Loss) income from continuing operations before income taxes	$(23,152)	$(17,695)	$1,367
The components of the benefit from income taxes consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$(38,243)	$857	$(95)
State	93	212	529
International	1,988	1,193	1,222
Deferred:
Federal	(10,543)	(2,053)	(3,618)
State	3,023	(1,362)	(392)
International	(1,059)	(353)	1,703
Total benefit from income taxes	$(44,741)	$(1,506)	$(651)

The differences between the (benefit from) provision for income taxes computed at the U.S. federal statutory rate at 35% and the Company’s actual (benefit from) provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
(Benefit from) provision for income taxes at U.S. Federal statutory rate	$(8,103)	$(6,193)	$478
State taxes	2,940	(824)	(1,034)
Differential in rates on foreign earnings	(1,396)	(4,880)	(9,565)
Losses for which no benefit is taken	4,311	7,279	9,185
Change in valuation allowance	(996)	(1,104)	1,822
Change in liabilities for uncertain tax positions	(35,742)	1,495	(1,666)
Non-deductible stock-based compensation	981	1,974	1,854
Research and development tax credits	(5,044)	—	(2,006)
Non-deductible meals and entertainment	346	208	213
Adjustments related to tax positions taken during prior years	(1,154)	619	(255)
Tax-exempt investment income	(304)	(248)	(71)
Other	(580)	168	394
Total (benefit from) provision for income taxes	$(44,741)	$(1,506)	$(651)
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets.
The benefit from income taxes for the year ended December 31, 2013 included a release of $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the applicable statute of limitations for those tax years.

On January 2, 2013, the enactment in the U.S. of the American Taxpayer Relief Act of 2013 extended retroactively through the end of calendar year 2013 the U.S federal research and development tax credit which had expired on December 31, 2011. As a result, the income tax benefit for the year ended December 31, 2013 included a $2.4 million tax benefit from the reinstatement of the 2012 U.S. federal research tax credit.

The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Reserves and accruals	$29,235	$31,999
Net operating loss carryovers	27,253	27,522
Research and development credit carryovers	18,391	13,704
Deferred stock-based compensation	7,554	7,684
Other tax credits	2,738	2,207
Gross deferred tax assets	85,171	83,116
Valuation allowance	(38,644)	(34,347)
Gross deferred tax assets after valuation allowance	46,527	48,769
Deferred tax liabilities:
Depreciation and amortization	(3,590)	(5,485)
Intangibles	(6,227)	(11,656)
Other	(738)	(483)
Gross deferred tax liabilities	(10,555)	(17,624)
Net deferred tax assets	$35,972	$31,145

The following table summarizes the activity related to the Company's valuation allowance (in thousands):

	Year ended December 31,
	2013	2012	2011
Balance at beginning of period	$34,347	$28,354	$26,557
Additions	6,364	5,993	1,797
Deductions	(2,067)	—	—
Balance at end of period	$38,644	$34,347	$28,354
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of December 31, 2013, the Company had a valuation allowance of $38.6 million, which primarily relates to foreign net operating losses and a portion of its U.S. California tax credits.
As of December 31, 2013, the Company had $96.4 million and $85.3 million of foreign and U.S. California state net operating loss carryforwards ("NOL"), respectively. There is no expiration to the utilization of the foreign NOL, while the U.S. California NOL will begin to expire at various dates beginning in 2014 through 2031, if not utilized. As of December 31, 2013, the U.S. California NOL included approximately $8.8 million relating to stock options tax deductions. These amounts are not included in the Company’s gross or net deferred tax assets pursuant to applicable accounting guidance and, if and when realized, through a reduction in income tax payable, will be accounted for as a credit to additional paid-in capital.

As of December 31, 2013, the Company had U.S. federal and California state tax credit carryforwards of approximately $5.9 million and $29.8 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit forward will not expire. In addition, as of December 31, 2013, the Company had U.S. federal alternative minimum tax ("AMT") credit carryforward of approximately $2.7 million, which will not expire.
The Company has not provided U.S. federal and California state income taxes, as well as foreign withholding taxes, on approximately $77.5 million of cumulative undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period in which such determination is made.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2013	2012	2011
Balance at beginning of period	52.1	52.5	48.4
Increase in balance related to tax positions taken during current year	5.4	0.6	6.6
Decrease in balance as a result of a lapse of the applicable statues of limitations	(1.3)	(0.9)	(2.1)
Decrease in balance due to settlement with tax authorities	(32.1)	—	—
Increase in balance related to tax positions taken during prior years	0.1	—	—
Decrease in balance related to tax positions taken during prior years	—	(0.1)	(0.4)
Balance at end of period	24.2	52.1	52.5
The total amount of unrecognized tax benefits that would affect the effective tax rate is approximately $24.2 million at December 31, 2013.
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses. During the year ended December 31, 2013, the Company reversed approximately $5.6 million of interest and penalties previously accrued, primarily resulting from the expiration of the statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax return in September 2013. During the years ended December 31, 2012 and 2011, the Company recognized approximately $1.9 million and $0.2 million, respectively, of interest and penalties in income tax expenses. As of December 31, 2013 and December 31, 2012, the Company had approximately $1.5 million and $7.1 million of accrued interest and penalties related to uncertain tax positions, respectively.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008 and 2009 tax years. In addition, the statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax return expired in September 2013 and, as a result, in 2013, the Company released $39.0 million of tax reserves, including accrued interests and penalties, for those tax years. The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities. In 2013, the Israeli tax authority concluded its audit of a subsidiary of the Company for the years 2007 through 2011, and a final settlement was made with the Israeli tax authority. The settlement did not have a material impact on the Company's overall tax expense, deferred tax assets realization, effective tax rate, operating results or cash flow.
The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2013, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $10 million due to expiration of the applicable statutes of limitations over the next 12 months.
The Company's operations in Switzerland is subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018. The income tax benefits attributable to the Switzerland holiday were estimated to be approximately $1.5 million, $1.1 million and $0.7 million in 2013, 2012 and 2011, respectively, increasing diluted earnings per share by approximately $0.014, $0.009 and $0.006 in 2013, 2012 and 2011, respectively.

NOTE 15: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. In the years ended December 31, 2013, 2012 and 2011, there were 6,890,820, 14,136,804 and 14,770,995, respectively, of potentially dilutive shares, consisting of options, restricted stock units and employee stock purchase plan awards, excluded from the net income (loss) per share computations because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$21,589	$(16,189)	$2,018
Income (loss) from discontinued operations	15,438	5,252	6,761
Net income (loss)	$37,027	$(10,937)	$8,779
Denominator:
Weighted average shares outstanding
Basic	106,529	116,457	115,175
Effect of dilutive securities from stock options, restricted stock units and ESPP	1,279	—	1,252
Diluted	107,808	116,457	116,427
Basic net income (loss) per share from:
Continuing operations	$0.20	$(0.14)	$0.02
Discontinued operations	$0.14	$0.05	$0.06
Net income (loss)	$0.35	$(0.09)	$0.08
Diluted net income (loss) per share from:
Continuing operations	$0.20	$(0.14)	$0.02
Discontinued operations	$0.14	$0.05	$0.06
Net income (loss)	$0.34	$(0.09)	$0.08
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2012 because potential common shares are only considered when their effect would be dilutive.
NOTE 16: SEGMENT INFORMATION
The Company operates its business in one reportable segment, which is the design, manufacture and sale of versatile and high performance video infrastructure products and system solutions. Harmonic's products enable its customers to efficiently create, prepare and deliver a full range of video services, including televisions, personal computers, laptops, tablets and smart phones. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer.
The Company’s revenue by product type is summarized as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Video processing products	$219,667	$219,441	$236,567
Production and playout products	87,799	90,246	98,842
Cable edge products	69,132	86,637	85,679
Service and support	85,342	80,547	69,786
Total revenues	$461,940	$476,871	$490,874
Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region, is summarized as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net revenue:
United States	$199,790	$208,874	$224,980
International	262,150	267,997	265,894
Total	$461,940	$476,871	$490,874

	As of December 31,
	2013	2012
Property and equipment, net:
United States	$26,550	$30,477
Israel	5,057	4,230
All other	3,338	3,415
Total	$34,945	$38,122

NOTE 17: COMMITMENTS AND CONTINGENCIES
Leases
Harmonic leases its facilities under non-cancelable operating leases which expire at various dates through May 2022. In addition, Harmonic leases vehicles and phones in Israel under non-cancelable operating leases, the last of which expires in 2016. Total rent expense related to these operating leases was $9.6 million, $7.1 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2013, are as follows (in thousands):

Operating Leases
Year ending December 31,
2014	$9,803
2015	9,327
2016	8,087
2017	7,676
2018	7,620
Thereafter	13,574
Total minimum payments	$56,087
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

	Year ended December 31,
	2013	2012	2011
Balance at beginning of period	$4,292	$5,558	$4,811
Transfer to Aurora as part of the sale of discontinued operations	(939)	—	—
Accrual for current period warranties	7,158	5,798	8,245
Warranty costs incurred	(6,905)	(7,064)	(7,498)
Balance at end of period	$3,606	$4,292	$5,558
Standby Letters of Credit
As of December 31, 2013, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.2 million as of December 31, 2013.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2013.

Guarantees
The Company has $0.5 million of guarantees in Israel, with the majority related to rent, as of December 31, 2013.
Royalties
Harmonic has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2013, 2012 and 2011 royalty expenses were $4.4 million, $3.0 million and $2.4 million, respectively, and they are included in product cost of revenue in the Company's Consolidated Statements of Operations.
Purchase Commitments with Contract Manufacturers and Vendors
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company. The Company had $16.8 million of non-cancelable purchase commitments as of December 31, 2013.

NOTE 18: LEGAL PROCEEDINGS
From time to time, the Company is involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety.
In June 2012, Avid served a subsequent complaint alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint.
In November 2012, FastVDO served a lawsuit on Harmonic, alleging infringement of a patent allegedly essential to the H.264 standard and that Harmonic encoders, transcoders, software and servers that use H.264 infringe their patent. The complaints sought injunctive relief and unspecified damages. In December 2013, this matter was settled on terms immaterial to the Company and the action was dismissed.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2013. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$101,672	$117,128	$122,918	$120,222
Gross profit	46,165	57,892	56,792	59,596
Income (loss) from continuing operations, net of tax	(9,503)	(3,404)	36,675	(2,179)
Income (loss) from discontinued operations, net of tax	15,924	(396)	91	(181)
Net income (loss)	$6,421	$(3,800)	$36,766	$(2,360)
Basic net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$0.36	$(0.02)
Discontinued operations	$0.14	$0.00	$0.00	$0.00
Net income (loss)	$0.06	$(0.03)	$0.36	$(0.02)
Diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$0.36	$(0.02)
Discontinued operations	$0.14	$0.00	$0.00	$0.00
Net income (loss)	$0.06	$(0.03)	$0.36	$(0.02)
Shares used in per share calculations:
Basic	115,219	109,938	101,144	100,372
Diluted	115,219	109,938	102,723	100,372
	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$116,439	$122,060	$120,391	$117,981
Gross profit	50,462	55,081	54,878	60,111
Income (loss) from continuing operations, net of tax	(8,735)	(3,875)	(4,469)	890
Income (loss) from discontinued operations, net of tax	1,207	3,892	(3,761)	3,914
Net income (loss)	$(7,528)	$17	$(8,230)	$4,804
Basic net income (loss) per share:
Continuing operations	$(0.07)	$(0.03)	$(0.04)	$0.01
Discontinued operations	$0.01	$0.03	$(0.03)	$0.03
Net income (loss)	$(0.06)	$0.00	$(0.07)	$0.04
Diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.03)	$(0.04)	$0.01
Discontinued operations	$0.01	$0.03	$(0.03)	$0.03
Net income (loss)	$(0.06)	$0.00	$(0.07)	$0.04
Shares used in per share calculations:
Basic	117,275	117,056	116,517	115,097
Diluted	117,275	117,056	116,517	115,732

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related attestation report of our independent registered public accounting firm are included on pages 52 and 53, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2014 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2014 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

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
The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 52 of this Annual Report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 28, 2014.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	February 28, 2014
(Patrick J. Harshman)

/s/ CAROLYN V. AVER	Chief Financial Officer	February 28, 2014
(Carolyn V. Aver)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairman	February 28, 2014
(Patrick Gallagher)

/s/ HAROLD L. COVERT	Director	February 28, 2014
(Harold L. Covert)

/s/ E. FLOYD KVAMME	Director	February 28, 2014
(E. Floyd Kvamme)

/s/ WILLIAM REDDERSEN	Director	February 28, 2014
(William Reddersen)

/s/ SUSAN G. SWENSON	Director	February 28, 2014
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	February 28, 2014
(Mitzi Reaugh)

EXHIBIT INDEX
The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number
2.1(xxv)	Asset Purchase Agreement, dated as of February 18, 2013, by and between Harmonic Inc. and Aurora Networks

3.1(iii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2(xxvi)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(xxii)*	1995 Stock Plan, as amended and restated on June 27, 2012

10.3(vi)*	1999 Non-statutory Stock Option Plan

10.4(xxii)*	2002 Director Stock Plan, as amended and restated on June 27, 2012

10.5(v)*	2002 Employee Stock Purchase Plan

10.6(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.7(viii)*	Change of Control Severance Agreement between Harmonic Inc. and Charles Bonasera, effective April 24, 2007

10.8(viii)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007

10.9(xii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.10(xii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11(xii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.12(xii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.13(xiii)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.14(xiv)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.15(xv)*	Change of Control Agreement between Harmonic Inc. and Carolyn V. Aver, effective June 1, 2010

10.16(xvii)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)

10.17(xvii)*	Omneon, Inc. 2008 Equity Incentive Plan

10.18(xxi)	Loan Agreement, dated August 26, 2011, between Harmonic Inc and Silicon Valley Bank

10.19(xxiv)	Amendment No.1 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

10.20(xxvi)	Amendment No. 2 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

10.21*	Letter Agreement with George Stromeyer, dated April 22, 2013

10.22*	Change of Control Agreement between Harmonic Inc. and George Stromeyer, effective June 3, 2013

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011 (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(v)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

(viii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 25, 2007.

(ix)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

(xi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.

(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(xiii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

(xiv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(xv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 3, 2010.

(xvii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.

(xviii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(xix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011.

(xx)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated May 2, 2011.

(xxi)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(xxii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated July 30, 2012.

(xxiii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(xxiv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

(xxv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 11, 2013.

(xxvi)	Previously filed as an Exhibit to the Company’s Current Report on Form 10-Q for the quarter ended September 27, 2013.