Form 10-K/A
period 2013-12-31
HARMONIC INC
filed 2014-04-30
CIK 851310

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
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 94,371,112 on April 28, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Harmonic Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission, or SEC, on February 28, 2014 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2013, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The following table sets forth the names, ages and principal occupations of our directors as of April 15, 2014.

Name	Age	Principal Occupation
Patrick Gallagher	59	Board Director, Ciena Corporation
Patrick J. Harshman	49	President and Chief Executive Officer, Harmonic Inc.
Harold Covert	67	Advisor to Lumos Networks Corp.
E. Floyd Kvamme	76	Partner Emeritus, Kleiner Perkins Caufield & Byers
Mitzi Reaugh	36	Executive-in-Residence, The Chernin Group
William F. Reddersen	67	Former Executive Vice President, BellSouth
Susan G. Swenson	65	Former President and CEO, Sage Software-North America
Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.
Patrick Gallagher has been a director since October 2007 and was appointed as Chairman of the Board on April 18, 2013. From March 2008 to March 2012, Mr. Gallagher was Chairman of Ubiquisys Ltd., a UK company which develops and supplies femtocells for the 3G mobile wireless market. From January 2008 until February 2009, Mr. Gallagher was Chairman of Macro4 Plc, a FTSE-listed global software solutions company, and from May 2006 until March 2008, he was Vice Chairman of Golden Telecom Inc., a NASDAQ-listed facilities-based provider of integrated communications. From 2003 until 2006, Mr. Gallagher was Executive Vice Chairman and served as Chief Executive Officer of FLAG Telecom Group, a global telecommunications company which owns and manages a subsea optical fiber network. From 1985 to 2002, Mr. Gallagher held senior management positions at BT Group, including Group Director of Strategy & Development, President of BT Europe and serving as a member of the BT Executive Committee. Mr. Gallagher is a director of Ciena Corporation and Sollers JSC. Mr. Gallagher holds a B.A. in Economics with honors from Warwick University. We believe that Mr. Gallagher’s qualifications to serve on our Board include his extensive international business experience and perspective and his many years of management experience as a senior executive of a major European telecommunications service provider.
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
Harold Covert has been a director since 2007. Mr. Covert currently serves as an advisor to Lumos Networks Corporation and is an independent business consultant. From September 2011 through March 2014, Mr. Covert served as Executive Vice President and Chief Financial Officer of Lumos Networks Corporation, a fiber-based service provider. From October 2010 to September 2011, he was an independent business consultant. From October 2007 until September 2010, Mr. Covert was an executive of Silicon Image, Inc., a semiconductor company, serving as Chief Financial Officer from October 2007 until January 2010 and also as its President from September 2009 through September 2010. From 2005 to 2007, Mr. Covert was Executive Vice President and Chief Financial Officer of Openwave Systems Inc., a software applications and infrastructure company. Prior to Openwave, Mr. Covert was Chief Financial Officer at Fortinet Inc. from 2003 to 2005, and Chief Financial Officer at Extreme Networks, Inc. from 2001 to 2003. Mr. Covert has been a Director and Chairman of the Audit Committee at JDS Uniphase Corporation since January 2006. Mr. Covert was a director at Solta Medical, Inc. from June 2007 until January 2014 and was a director of Silicon Image from January 2010 until September 2010. Mr. Covert holds a B.S. in Business Administration from Lake Erie College and an M.B.A. from Cleveland State University and is also a Certified Public Accountant. We believe that Mr. Covert’s qualifications to serve on our Board include his extensive and varied experience as Chief Financial Officer of several publicly traded technology companies.
E. Floyd Kvamme has been a director since 1990. From 1984 to 2008, Mr. Kvamme was a General Partner and, most recently, Partner Emeritus of Kleiner Perkins Caufield & Byers, a venture capital firm. Mr. Kvamme is also a director of Power Integrations, Inc., as well as one private company. Mr. Kvamme holds a B.S.E.E. from the University of California, Berkeley and an M.S.E. from Syracuse University. We believe that Mr. Kvamme’s qualifications to serve on our Board include his years of management experience with major technology companies, as well as his experience with financing and growth planning for technology companies as a partner of a major venture capital firm.
Mitzi Reaugh has been a director since July 2012. Since October 2013, Ms. Reaugh has served as an Executive-in-Residence at The Chernin Group, a media and production company that manages, operates and invests in businesses in the media, entertainment and technology sectors. From March 2011 to October 2013, she was the Senior Vice President, Strategy and Business Development at Miramax, a film and television studio. Prior to joining Miramax, Ms. Reaugh served as Senior Vice President, Client Solutions at The Nielsen Company (“Nielsen”), from February 2010 to March 2011. Before Nielsen, she was at NBC Universal, most recently as General Manager, Digital Health Network and initially as Vice President, Strategy & Business Development, Digital Media, from 2006 to October 2009. Ms. Reaugh was a Senior Associate at McKinsey & Company from 2004 to 2006. She holds an MBA from the University of Pennsylvania Wharton School of Business and a B.A. in Economics from Claremont McKenna College. We believe that Ms. Reaugh’s qualifications to serve on our Board include her operations and business development experience in the digital media business, including as a core member of the team that formed and launched Hulu.com.
William F. Reddersen has been a director since 2002. Mr. Reddersen acts as an advisor to venture capital funds active in the technology services market. Previously, until 2000, he spent 31 years at BellSouth Corp. and AT&T Inc., most recently as Executive Vice President of Corporate Strategy at Bell South. Earlier, he directed Bell South’s entry into new businesses and its broadband market deployment. Mr. Reddersen served on the board of Otelco, Inc., an independent telephone company, from 2000 to 2012. Mr. Reddersen holds a B.S. in Mathematics from the University of Maryland and an M.S. in Management from the Massachusetts Institute of Technology, where he was a Sloan Fellow. We believe that Mr. Reddersen’s qualifications to serve on our Board include his expertise in developing and executing corporate strategies and his extensive experience in, and knowledge of, the telecommunications industry.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the NASDAQ Stock Market. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms prepared and filed by it or received by it or on written representations from the reporting persons, the Company believes that, with respect to 2013, all filing requirements applicable to its officers, directors and 10% stockholders were complied with.
DIRECTOR NOMINATIONS
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2013 annual meeting of stockholders.
AUDIT COMMITTEE
The Board has a separately-designated Audit Committee. The charter for the Audit Committee is posted on our website at www.harmonicinc.com.

The Audit Committee currently consists of Messrs. Covert and Reddersen and Ms. Swenson, each of whom is independent under Rule 10A-3 of the Exchange Act and under applicable NASDAQ Global Select Market listing standards. The Audit Committee serves as the representative of the Board for general oversight of the quality and integrity of Harmonic’s financial accounting and reporting process, system of internal control over financial reporting, management of financial risks, audit process, and process for monitoring the compliance with related laws and regulations. The Audit Committee engages the Company’s independent registered public accounting firm and approves the scope of both audit and non-audit services. Matters within the scope of the Audit Committee were also discussed in executive sessions at regularly scheduled meetings of the Board in 2013. The Audit Committee held nine meetings during 2013.
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

The Compensation Committee has retained the services of Meyercord Associates (“Meyercord”), an independent compensation consulting firm, to assist the Compensation Committee in the evaluation of appropriate cash and equity compensation for executive management. Meyercord provides no other services to the Company, other than essentially the same services with respect to Board compensation. Meyercord makes recommendations to the Compensation Committee on the design and implementation of compensation plans, assists in determining the appropriate number of shares to be used for equity awards granted under the Company’s equity plans, reviews data and recommendations provided by management, and also reviews specific compensation proposals for each of the Company’s executive officers named in the Summary Compensation Table in the Company’s Form 10-K/A for the applicable year (each, an “NEO”). Meyercord attends all or part of certain Compensation Committee meetings, as requested by the Compensation Committee.
Role of Management
Harmonic’s CEO, assisted by our Senior Vice President of Human Resources, works with the Compensation Committee to establish meeting agendas. The CEO makes recommendations to the Compensation Committee with respect to the compensation of other members of executive management and the design and implementation of incentive compensation programs for NEOs. For 2013 executive compensation, these recommendations were developed with the assistance of Meyercord. The Compensation Committee considers the recommendations of management, but is not bound by such recommendations. The CEO does not make recommendations to the Compensation Committee with respect to his own compensation and is not present at any portion of Compensation Committee meetings when his compensation is discussed or when the Compensation Committee elects to meet in executive session. In 2014, the Compensation Committee considered and assessed all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the ’34 Act, that could give rise to a potential conflict of interest with respect to Meyercord’s work. Based on this review, we are not aware of any conflict of interest that has been raised by work performed by Meyercord.
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
At our 2013 Annual Meeting of Stockholders, we held a stockholder advisory vote on the compensation of our NEOs, commonly referred to as a “say-on-pay vote.” Our stockholders approved the compensation of our NEOs, with over 94% of stockholder votes cast voting in favor of the say-on-pay proposal. As we evaluated our compensation practices and talent needs throughout 2013, we were mindful of the support our stockholders expressed for our philosophy of linking compensation to our financial goals and in support of enhancing stockholder value. As a result, the Compensation Committee decided to retain our general approach with respect to our executive compensation programs, with an emphasis on delivering long-term and short-term incentive compensation that rewards our executives commensurate with the value they deliver to our stockholders.
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
In order to assess our compensation competitiveness against peer companies in 2013, management recommended a compensation peer group, which included approximately 14 companies. These peer companies were selected from the telecommunications and video services technology industries based principally on revenue and market capitalization data that placed Harmonic approximately in the middle of the range, as well as on such companies' proximity to Silicon Valley, which is the location of the Company’s headquarters.
The Compensation Committee then asked Meyercord to review management’s recommendations as to an appropriate compensation peer group for Harmonic. Meyercord selected the final peer group companies based principally on revenue and market capitalization data, and the compensation peer group included many technology companies in the Company’s immediate geographic area with whom the Company competes for executive talent. These peer group recommendations from management and Meyercord were reviewed and discussed by the Compensation Committee, and a final list, as shown below, was approved by the Compensation Committee. Data prepared by Meyercord for the compensation peer group was used by management in formulating recommendations to the Compensation Committee for 2013 cash and equity compensation. Information from Meyercord was also used in formulating the CEO’s recommendations to the Compensation Committee with respect to the design and implementation of compensation packages and for specific proposals related to the individual elements and total compensation packages for other NEOs, as well as for other employees.
The approved peer group for 2013 consisted of the following companies:

Arris Group	Infinera
Aruba Networks	Netgear
Cadence Design Systems	Plantronics
Coherent	SeaChange International
Electronics for Imaging	Sonus Networks
Extreme Networks	Synaptics
Finisar	TIVO
Base Salary

Base salaries for NEOs, including that of the CEO, are set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. The Compensation Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions, individual performance and responsibilities, and the Company’s financial position. The aggregate value of our total cash compensation (base salary and targeted bonus) for NEOs is generally set at approximately the 50th percentile of executive compensation of the compensation peer group, with the intent that superior performance under incentive bonus plans would enable the executive to elevate total cash compensation to levels that are above the average of comparable companies.
Following a review with Meyercord of the above factors and the data regarding the compensation peer group, the Compensation Committee decided that action to increase base salaries was appropriate in 2013, primarily because the Compensation Committee determined that the base salaries for the NEOs were not competitive. Further, Patrick J. Harshman, the Company’s President and Chief Executive Officer, had not received an increase in base salary since 2008. The base salary increase for each of the NEOs, effective February 4, 2013, was as follows: (1) Patrick J. Harshman - $450,000 to $500,000; (2) Carolyn A. Aver, Chief Financial Officer - $338,000 to $365,000; (3) Charles Bonasera, Senior Vice President, Operations - $260,000 to $275,000; and (4) Neven Haltmayer, Senior Vice President, Research and Development - $275,000 to $300,000. George Stromeyer, Senior Vice President, Worldwide Sales, did not join Harmonic until June 2013 and was therefore not included in the Compensation Committee’s NEO salary review at the outset of 2013. Mr. Stromeyer’s base salary and total compensation package was determined after reviewing a combination of factors, including market data for comparable positions in the Radford database, market data provided by the search firm that recruited Mr. Stromeyer, and the compensation of the Company’s executive management team.
After these adjustments, based on the base salary information available for the 2013 compensation peer group, Mr. Harshman’s base salary was slightly above the 25 th percentile for the peer group, Ms. Aver’s base salary was slightly above the 60 th percentile for the peer group, Mr. Bonasera’s base salary was slightly below the 50 th percentile for the peer group, and Mr. Haltmayer’s base salary was at the 50 th percentile for the peer group. Base salaries for NEOs, including Mr. Stromeyer’s base salary, are disclosed in the Summary Compensation Table on page 16 of this Form 10-K/A.
No changes have been made to executive cash compensation for 2014, but the Compensation Committee is reviewing the compensation peer group with Meyercord and may make changes to the compensation peer group and NEO base salary, incentive bonus and total cash compensation benchmarking later in 2014.
Incentive Bonus Plan
The Company’s annual incentive bonus plan in which NEOs participate reflects the Compensation Committee’s belief that a meaningful component of executive compensation should be contingent on the Company achieving performance targets, thereby introducing a significant element of “pay for performance” and appropriate incentives to produce superior results.
For 2013, the Compensation Committee approved an incentive bonus plan in which 25% of the target bonus for a plan participant (including each NEO) was tied to a revenue target, 25% was tied to a non-GAAP gross margin target, 25% was tied to a non-GAAP operating margin target, and 25% of the plan participant’s target bonus was tied to the achievement of certain strategic objectives. The strategic objectives included product and feature development milestones, new product launch targets and revenue objectives for such new products, and objectives tied to new customer acquisitions. The Compensation Committee approved these bonus plan components to focus the NEOs and other incentive plan participants on revenue growth, improved profitability and product and go-to-market initiatives. Mr. Stromeyer, who joined the Company in June 2013, also participated in the incentive bonus plan, and a portion of his target bonus for 2013 was guaranteed under the terms of his offer letter.
In addition, the 2013 incentive bonus plan had minimum thresholds that had to be met in order for any payout to be made (other than with respect to the strategic objectives component), and a cap of 200% of target bonus for any participant, including NEOs.
For 2013, the Compensation Committee approved the following targets for the incentive plan:

	Revenue (millions)	Non-GAAP Gross Margin (%)	Non-GAAP Operating Margin (%)	Strategic Objectives
Threshold	$450	49.5	4.0	N/A
Target	$500	51.8	8.0	N/A
Maximum	$530	54.0	10.0	N/A

For performance between these levels, bonus payouts would be determined by straight line interpolation. No payments would be made under any of the revenue, gross margin or operating margin components of the 2013 incentive plan if the threshold target for any such component was not achieved, and in any case, no payments would be made under any such component if the threshold non-GAAP operating margin was not achieved.
The Compensation Committee believed that the 2013 bonus targets were challenging, but achievable, based on their review of the Company’s operating plan for 2013, their experience with respect to the Company’s historical performance and the business and industry outlook. In 2013, the Company exceeded the minimum threshold for the revenue, gross margin and operating margin components of the incentive bonus plan, and also achieved a portion of some of the strategic objectives set forth in the plan. As a result, the incentive pool was funded at 66% of the aggregate targeted amount. Bonus payments from the 2013 incentive plan were approved by the Compensation Committee in February 2014, and made to executive officer participants in February 2014, as disclosed in the Summary Compensation Table on page 16 of this Form 10-K/A. All bonus amounts paid to NEOs with respect to 2013 were paid pursuant to the 2013 incentive bonus plan, with the exception of Mr. Stromeyer, who also received a signing bonus upon his commencement of employment with the Company.
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
Initial and annual stock option and RSU awards to executives have generally vested over four years. Beginning in 2012, the Company introduced three year vesting for initial RSU awards to new executive hires, while annual equity awards to existing executives continued to have four year vesting periods. Beginning in 2013, the Compensation Committee significantly reduced the size of annual RSU awards to executives in order to weight executive equity compensation more towards stock option grants, and to reduce equity dilution from RSU awards. The Company also introduced two year vesting for annual executive RSU grants, and annual stock option awards continued to have four year vesting.
Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The size of an initial equity award grant is based upon the position, responsibilities and expected contribution of the individual, with subsequent grants also taking into account the individual’s performance, potential contributions, and, to a lesser extent, the vesting status of previous awards. This approach is designed to align optionees’, including NEOs’, interests with stockholders’ interests over the long term, as no benefit is realized from the grant unless the price of the Company’s common stock has increased over the number of years that the award vests. The Compensation Committee considers any such price increase to be tied to positive performance of the Company. The Compensation Committee therefore considers stock options to be the appropriate form of “performance-based” equity awards for the Company’s executives and NEOs, and has weighted executive and NEO equity compensation significantly more towards stock option grants.
The Compensation Committee awarded stock options to most employees, including NEOs, on an annual basis until 2009, when, with respect to non-executive employees, the widespread use of stock options was replaced by restricted stock units. In prior years, the total pool of annual grants to be made to all employees, including NEOs, was determined principally by reference to guidelines published by shareholder advisory firms such as Institutional Shareholder Services and, in part, to historic practice. The guidelines generally refer to metrics such as total annual awards as a percentage of shares outstanding and total outstanding awards as a percentage of fully diluted shares. Historically, the Compensation Committee has set the total pool of equity awards to result in the Company’s use of equity awards being substantially lower than the guideline amounts.
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
Financial Accounting Standards Codification Topic 718 of the Financial Accounting Standards Board (“FASC Topic 718”) requires the Company to record a charge to earnings for equity compensation. However, the Compensation Committee believes that the Company should continue to operate its equity compensation plans in spite of the significant non-cash charges incurred by the Company as a result of the application of FASC Topic 718. The Compensation Committee continues to monitor the impact of the accounting standard on Harmonic’s earnings, changes in the design and operation of equity compensation plans by other companies, particularly those with whom the Company competes locally for employees, and the attitude of financial analysts and investors towards these significant and potentially volatile non-cash charges. In 2011, 2012 and 2013, most employees who received equity awards, other than NEOs, received them in the form of RSUs. Beginning in 2012, new equity awards vested over three, rather than four years, and the amount of the awards were proportionally decreased from the amount that would have been granted with four year vesting. In 2013, the Company introduced two year vesting for annual employee RSU awards, and the amount of the awards were also decreased. These practices generally result in lower and more predictable accounting charges.
The Compensation Committee continues to believe that broad-based equity plans reward long-term performance and remain an essential element of a competitive compensation package, as such plans are offered currently by most public and private technology companies in Silicon Valley with whom the Company competes for both executive and non-executive employees. Approximately 95% of eligible employees currently hold stock options and/or restricted stock units, and approximately 66% of eligible employees are currently participating in the Company’s ESPP.
Equity Compensation Grant Practice
The Compensation Committee approves all stock option and RSU grants, except for certain grants made to non-executive employees in the ordinary course of business, for which it has delegated authority to the CEO, within parameters approved in advance by the Compensation Committee, pursuant to an Employee Equity Issuance Policy. The Compensation Committee reviews all grants made pursuant to the Employee Equity Issuance Policy. Initial hire grants of stock options that are within the CEO’s approved range are made on the first Friday following the employee’s start date, initial hire grants of RSUs are made on the second Friday of each month, and any other grants made by the CEO pursuant to authority granted by the Compensation Committee are made on the Friday of the week of such grant. Stock options are granted at 100% of the closing price of our stock on the NASDAQ Global Select Market on the date of grant.
Initial hire grants that are for executives reporting to the CEO or grants which are above the CEO’s approved range are approved by the Compensation Committee, with the grant date being the day of approval by the Compensation Committee and, if in the form of a stock option, the exercise price being the closing price of the stock on the NASDAQ Global Select Market on that date. The initial grants are effective as of the date of grant, with vesting generally beginning on the date of commencement of employment. Annual grants are usually made in the first half of the year, and, in 2013, these grants were made in February. This timing enables management and the Compensation Committee to consider performance by both the Company and the individual and balance it against our expectations for the current year.
We do not time the granting of stock options or RSUs with any favorable or unfavorable news released by the Company. The timing of initial grants is driven by the date of hire of our new employees. The Board of Directors and Compensation Committee meeting schedules, for review and approval of annual grants, are usually established several months in advance for the calendar year. Proximity of any awards to an earnings announcement or other market events is coincidental.
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
Under the terms of the respective NEO’s change of control severance agreement, in the event of termination of the NEO other than for cause (as defined in the relevant change of control severance agreement) within 18 months following a change in control of the Company, the NEO will be entitled to certain payments. Mr. Harshman, the Company’s President and Chief Executive Officer, will receive a lump-sum payment of twice his annual salary, an amount equal to twice the greater of 50% of his then annual target bonus or the average of the actual bonus paid to him in each of the two prior years, and a continuation of his health, dental, and life insurance benefits for up to one year after the change of control. The other NEOs will receive a lump-sum payment of one year’s salary, an amount equal to the greater of 50% of the NEO’s then annual target bonus or the average of the actual bonus paid to the NEO in each of the two prior years, and a continuation of the NEO’s health, dental and life insurance benefits for up to one year after the change of control. These agreements also provide for out-placement assistance and the full acceleration of unvested stock options and any restricted stock awards held by the respective NEO in the event of such termination, subject to certain limitations.
Other Compensation
Other elements of executive compensation include life and long-term disability insurance and health benefits. These benefits are available to all regular, full-time U.S. employees of the Company on the same basis, and similar benefits are provided to most employees in other countries. Management periodically reviews the level of benefits provided to all employees and adjusts those levels as appropriate. Company payments for NEOs pursuant to these other elements of compensation in 2011, 2012 and 2013 are included in the “All Other Compensation” column in the Summary Compensation Table on page 16 of this Form 10-K/A.
Approvals
In March 2013, the Compensation Committee approved the 2013 cash incentive compensation for all NEOs. Equity compensation awards for NEOs, and salary increases for NEOs, were also approved by the Compensation Committee in March 2013. The Company’s CEO was not present during the portion of the meetings during which his compensation was discussed and approved.
Stock Ownership Guidelines
The Company currently has no stock ownership guidelines for its NEOs.
Financial Restatements
The Company has never restated its financial statements and does not have an established practice regarding the adjustment of bonus payments if the performance measures on which they were based are restated in a manner that would change the amount of an award.
Section 162(m)
We have considered the potential future effects of Section 162(m) of the Code on the compensation paid to our NEOs. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for the Chief Executive Officer, the Chief Financial Officer or the three other most highly compensated executive officers, unless such compensation is “performance-based” under Section 162(m). For 2013, no executive officer received compensation subject to Section 162(m) in excess of $1.0 million. We have adopted a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m).

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

•	Discretionary Grants. The Board may make discretionary grants of stock options or restricted stock units, or a mix thereof, to any non-employee director.

2013 COMPENSATION OF DIRECTORS

Name	Fees Paid in Cash($)	Stock Awards ($)(2)(3)	Total ($)(4)
Patrick Gallagher	69,500	109,999	179,499
Patrick J. Harshman (1)	—	—	—
Harold Covert	67,000	109,999	176,999
E. Floyd Kvamme	58,500	109,999	168,499
Mitzi Reaugh	44,000	109,999	153,999
William F. Reddersen	60,000	109,999	169,999
Susan G. Swenson	56,500	109,999	166,499
Lewis Solomon (5)	47,375	109,999	157,374

(1)
Compensation earned in 2013 by Mr. Harshman for his service as CEO is shown in the Summary Compensation Table on page 16 of this Form 10-K/A. Mr. Harshman receives no compensation for his service as a director.

(2)
The amounts in this column represent the aggregate grant date fair value of awards for grants of restricted stock units and stock options to each listed director in 2013, computed in accordance with applicable accounting guidance. These amounts do not represent the actual amounts paid to or realized by the directors during 2013 or thereafter. The grant date fair market value of the restricted stock units is based on the closing market price of the common stock on the date of grant. The grant date fair market value of the option awards is calculated using the Black-Scholes valuation model and the assumptions described in footnote (5) on page 17 of this Form 10-K/A.

(3)
Grants of restricted stock units under our 2002 Director Stock Plan were made on March 15, 2013 to each of the Company’s non-employee directors. Each restricted stock unit grant was for 19,031 shares, with full vesting to occur on February 15, 2014.

(4)	Neither the non-employee directors nor Mr. Harshman received any other compensation for their services as a director.

(5)	Mr. Solomon did not stand for reelection in 2013 and, as a result, ceased serving as a director in August 2013. He received partial vesting of his restricted stock unit award upon his departure from the board.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013
The following table provides the number of shares of common stock subject to outstanding options and restricted stock units held by the directors of the Company at December 31, 2013.

Name	Unvested Restricted Stock Units Outstanding	Stock Options Outstanding
Patrick Gallagher	19,031	30,000
Patrick J. Harshman(1)	166,875	1,598,674
Harold Covert	19,031	30,000
E. Floyd Kvamme	19,031	40,000
Mitzi Reaugh	19,031	30,000
William F. Reddersen	19,031	40,000
Susan G. Swenson	19,031	30,000

(1)	All restricted stock units and options awarded to Mr. Harshman were for services as an employee. Mr. Harshman did not receive equity grants for service as a director.

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
EXECUTIVE OFFICERS
The following sets forth certain information regarding the executive officers of Harmonic as of April 15, 2014.

Name	Age	Position
Patrick J. Harshman	49	President & Chief Executive Officer
Carolyn V. Aver	54	Chief Financial Officer
Charles J. Bonasera	56	Senior Vice President, Operations
Neven Haltmayer	49	Senior Vice President, Research and Development
George Stromeyer	56	Senior Vice President, Worldwide Sales
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

Neven Haltmayer joined Harmonic in 2002, and was appointed Vice President, Research and Development, in 2005. He became Senior Vice President, Research and Development in March 2011. Prior to that appointment, Mr. Haltmayer was Director of Engineering of Compression Systems and managed the development of Harmonic’s MPEG-2 and MPEG-4 AVC/H.264 encoder and Electra product lines. Between 2001 and 2002, Mr. Haltmayer held various key positions, including Vice President of Engineering, and was responsible for system integration and development of set top box middleware and interactive applications, while at Canal Plus Technologies. Mr. Haltmayer holds a Bachelor’s degree in Electrical Engineering from the University of Zagreb, Croatia.
George Stromeyer joined Harmonic in June 2013 as Senior Vice President, Worldwide Sales. From January 2008 to May 2013, he was an executive with Cisco Systems, Inc., initially as Vice President, Cable, Digital Media and IPTV, SP Europe, and most recently as Vice President, Worldwide Security Sales. Prior to joining Cisco, Mr. Stromeyer was with Scientific-Atlanta, which was acquired by Cisco in 2006, from 1996 to 2008, initially as Vice President, Managing Director Latin America, and most recently as Vice President and Managing Director, EMEA. Before his time at Scientific-Atlanta, he had several management positions with Raychem Corporation from 1986 to 1996, culminating in his serving as European General Manager, PolySwitch Division. Mr. Stromeyer has a BS in Mechanical Engineering from Cornell University and a MBA from the Amos Tuck School of Business at Dartmouth.
SUMMARY COMPENSATION TABLE
The following Summary Compensation Table sets forth summary information concerning the compensation earned by our Named Executive Officers (“NEOs”), including Patrick J. Harshman, our President and Chief Executive Officer, Carolyn V. Aver, our Chief Financial Officer, and the three most highly compensated executive officers of the Company in 2013, in each case for services to our Company, in all capacities, during the fiscal years ended December 31, 2013, 2012 and 2011.

Name & Principal Position	Year	Salary	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other(4)	Total
Patrick J. Harshman,	2013	$494,231	$317,900	$826,782	$403,180	53,982	$2,096,075
President & Chief	2012	450,000	675,400	647,196	56,970	23,441	1,853,007
Executive Officer	2011	450,000	775,200	701,424	190,980	20,185	2,137,789
Carolyn V. Aver,	2013	361,885	158,950	338,229	147,425	25,535	1,032,024
Chief Financial Officer	2012	335,700	337,700	264,762	26,164	16,830	981,156
	2011	325,000	387,600	366,192	84,880	14,112	1,177,784
Charles Bonasera,	2013	273,269	115,600	244,277	108,487	43,513	785,146
Senior Vice President,	2012	258,231	245,600	191,217	19,623	20,213	734,884
Operations and Quality	2011	250,000	290,700	274,644	63,660	13,209	892,213
Neven Haltmayer,	2013	297,115	130,050	300,648	112,010	23,682	863,505
Senior Vice President,	2012	270,577	276,300	235,344	20,573	30,048	832,842
Research & Development	2011	250,000	314,925	297,531	63,660	17,487	943,603
George Stromeyer (1)	2013	153,365	367,800	257,840	29,341	86,202(5)	894,548
Senior Vice President,
Worldwide Sales

(1)	Mr. Stromeyer joined the Company as its Senior Vice President, Worldwide Sales in June 2013.

(2)
The amounts in this column represent the fair value of the restricted stock unit award or option award, as applicable, on the grant date, computed in accordance with applicable accounting standards, and do not reflect actual amounts paid to or received by any officer. The grant date fair market value of the restricted stock units is based on the closing market price of the common stock on the date of grant. The grant date fair market value of the option awards is calculated using the Black-Scholes valuation model and the assumptions described in footnote (5) on page 17 of this Form 10-K/A.

(3)	The amounts in this column represent payments made in February 2014, 2013 and 2012 under our 2013, 2012, and 2011 incentive bonus plans, respectively.

(4)
The amounts in this column represent group life insurance premiums, employer paid medical and dental plan premiums, and reimbursement of certain medical costs under two supplemental plans that terminated at the end of 2011. For 2013, other than for Mr. Stromeyer, the amounts also include a one-time payout of accrued paid time off in April 2013 in connection with the Company eliminating its paid time off policy for exempt U.S. employees.

(5)	Pursuant to the terms of his offer letter, Mr. Stromeyer received a sign-on bonus of $75,000 upon the commencement of his employment with the Company in 2013.
GRANT OF PLAN-BASED AWARD
The following table summarizes certain information regarding non-equity and equity plan-based awards granted by Harmonic to the NEOs in 2013:

	Grant Date for Equity Based Awards	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise Price of Option Awards(4)	Closing Price on Grant Date	Grant Date Fair Value of Option Awards(5)
Name		Threshold	Target	Maximum
Patrick J. Harshman	3/15/2013	$—	$625,000	$900,000	55,000	330,000	$5.78	$5.78	$826,782
Carolyn V. Aver	3/15/2013	—	226,300	416,000	27,500	135,000	5.78	5.78	338,229
Charles Bonasera	3/15/2013	—	165,000	312,000	20,000	97,500	5.78	5.78	244,277
Neven Haltmayer	3/15/2013	—	171,000	330,000	22,500	120,000	5.78	5.78	300,648
George Stromeyer	6/14/2013		160,417(6)	320,834(7)	60,000	100,000	6.13	6.13	257,840

(1)
The estimated future payouts under non-equity incentive plans refers to potential payouts under our 2013 incentive bonus plan. The goals for the 2013 incentive bonus plan were approved by the Compensation Committee in March 2013. The actual payout amounts for each executive officer in 2014 were reviewed and approved by the Compensation Committee and the Board of Directors in February 2014 upon availability of financial results for 2013, and are included in the Summary Compensation Table on page 16 of this Form 10-K/A.

(2)
Restricted stock units granted to NEOs during 2013 vest 50% upon completion of 12 months of service and 25% per six month period thereafter, with the exception of the grant to Mr. Stromeyer, which vests 50% upon completion of 12 months of service and 50% upon completing the following 12 month service period.

(3)
Options granted to NEOs during 2013 expire 7 years from the date of grant and vest 25% upon completion of 12 months of service and 1/48 per month thereafter, with the exception of Mr. Stromeyer, whose options vests 33.33% upon completion of 12 months of service and 1/36 per month thereafter.

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

Assumptions	2013 Rate	2012 Rate
Average risk free interest rate	0.8%	0.9%
Average expected term (year)	4.70	4.70
Average expected volatility	51%	56%

(6)
Target payout amount prorated from Mr. Stromeyer's employment commencement date of June 3, 2013 to December 31, 2013. Pursuant to his offer letter, Mr. Stromeyer's payout was guaranteed at target, on a prorated basis, from his employment commencement date to September 30, 2013.

(7)	Maximum payout amount is prorated from Mr. Stromeyer's employment commencement date of June 3, 2013 to December 31, 2013.
OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2013
The following table summarizes equity awards outstanding as of December 31, 2013 for each of the NEOs:

Name	Vesting Commencement Date(1)	Number of Shares Not Vested		Value of Shares Not Vested(2)	Stock Options Outstanding	Number of Securities Underlying Unexercised Options (# Exercisable)(3)		Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price	Option Expiration Date
Patrick J. Harshman	1/20/2004				50,000	50,000		—	$9.29	1/20/2014
	4/1/2007				200,000	200,000		—	8.20	5/1/2014
	5/3/2005				48,674	48,674		—	5.86	5/3/2015
	4/1/2008				200,000	200,000		—	8.17	5/15/2015
	2/15/2009				195,000	195,000		—	5.63	2/24/2016
	2/15/2010				195,000	186,875	(20)	8,125	6.41	2/19/2017
	2/15/2011				160,000	113,333	(21)	46,667	9.69	3/4/2018
	2/15/2012				220,000	100,833	(22)	119,167	6.14	2/28/2019
	2/15/2013				330,000	—	(23)	330,000	5.78	3/15/2020
	2/15/2010	13,125	(4)	$96,863
	2/15/2011	30,000	(5)	221,400
	2/15/2012	68,750	(6)	507,375
	2/15/2013	55,000	(7)	405,900
Carolyn V. Aver	5/15/2010				220,000	192,500	(24)	27,500	$5.73	6/1/2017
	2/15/2011				80,000	56,666	(25)	23,334	9.69	3/4/2018
	2/15/2012				90,000	41,250	(26)	48,750	6.14	2/28/2019
	2/15/2013				135,000	—	(27)	135,000	5.78	3/15/2020
	5/15/2010	13,750	(8)	$101,475
	2/15/2011	15,000	(9)	110,700
	2/15/2012	34,375	(10)	253,688
	2/15/2013	27,500	(11)	202,950
Charles Bonasera	4/1/2007				21,703	21,703		—	$8.20	5/1/2014
	4/1/2008				100,000	100,000		—	8.17	5/15/2015
	2/15/2009				45,000	45,000		—	5.63	2/24/2016
	2/15/2010				78,000	74,750	(28)	3,250	6.41	2/19/2017
	2/15/2011				60,000	42,500	(29)	17,500	9.69	3/4/2018
	2/15/2012				65,000	29,791	(30)	35,209	6.14	2/28/2019
	2/15/2013				97,500	—	(31)	97,500	5.78	3/15/2020
	2/15/2010	5,250	(12)	$38,745
	2/15/2011	11,250	(13)	83,025
	2/15/2012	25,000	(14)	184,500
	2/15/2013	20,000	(15)	147,600
Neven Haltmayer	1/14/2004				8,000	8,000		—	$8.93	1/14/2014
	4/1/2007				70,000	70,000		—	8.20	5/1/2014
	4/1/2008				100,000	100,000		—	8.17	5/15/2015
	2/15/2009				78,000	78,000		—	5.63	2/24/2016
	2/15/2010				78,000	74,750	(28)	3,250	6.41	2/19/2017
	2/15/2011				65,000	46,041	(32)	18,959	9.69	3/4/2018
	2/15/2012				80,000	36,666	(33)	43,334	6.14	2/28/2019
	2/15/2013				120,000	—	(34)	120,000	5.78	3/15/2020
	2/15/2010	5,250	(12)	$38,745

	2/15/2011	12,186	(16)	89,933
	2/15/2012	28,125	(17)	207,563
	2/15/2013	22,500	(18)	166,050
George Stromeyer	6/3/2013				100,000	—	(35)	100,000	$6.13	6/14/2020
	6/3/2013	60,000	(19)	$442,800

(1)
Under our Stock Plan, our restricted stock unit awards have generally vested 25% upon completion of 12 months service and 1/8 per six month period thereafter, contingent upon continued employment. In 2013, a two-year vesting schedule was introduced, with 50% vesting upon completion of 12 months of service and 1/4 vesting per six month period thereafter, contingent upon continued employment. Exceptions to this vesting are identified in footnote (19) below.

(2)	The value of the shares not vested is the number of shares multiplied by $7.38, the closing price of the Company’s stock on December 31, 2013.

(3)
Under our Stock Plan, these options vest 25% upon completion of 12 months service and 1/48 per month thereafter and expire after seven years or ten years from date of grant, contingent upon continued employment.

(4)	As of December 31, 2013, 91,875 shares subject to this restricted stock unit award were vested, and 13,125 shares will vest on February 15, 2014.

(5)
As of December 31, 2013, 50,000 shares subject to this restricted stock unit award were vested, 10,000 shares will vest on February 15, 2014, and an additional 10,000 shares will vest at six month intervals thereafter until all shares are vested.

(6)
As of December 31, 2013, 41,250 shares subject to this restricted stock unit award were vested, 13,750 shares will vest on February 15, 2014, and an additional 13,750 shares will vest at six-month intervals thereafter until all shares are vested.

(7)
As of December 31, 2013, no shares subject to this restricted stock unit award were vested, 27,500 shares will vest on February 15, 2014, and 13,750 shares will vest at six-month intervals thereafter until all shares are vested.

(8)	As of December 31, 2013, 96,250 shares subject to this restricted stock unit award were vested and 13,750 shares will vest on May 15, 2014.

(9)
As of December 31, 2013, 25,000 shares subject to this restricted stock unit award were vested, 5,000 shares will vest on February 15, 2014, and an additional 5,000 shares will vest at six-month intervals thereafter until all shares are vested.

(10)
As of December 31, 2013, 20,625 shares subject to this restricted stock unit award were vested, 6,875 shares will vest on February 15, 2014, and an additional 6,875 shares will vest at six-month intervals thereafter until all shares are vested.

(11)
As of December 31, 2013, no shares subject to this restricted stock unit award were vested, 13,750 shares will vest on February 15, 2014, and 6,875 shares will vest at six-month intervals thereafter until all shares are vested.

(12)	As of December 31, 2013, 36,750 shares subject to this restricted stock unit award were vested and 5,250 shares will vest on February 15, 2014.

(13)
As of December 31, 2013, 18,750 shares subject to this restricted stock unit award were vested, 3,750 shares will vest on February 15, 2014, and an additional 3,750 shares will vest at six-month intervals thereafter until all shares are vested.

(14)
As of December 31, 2013, 15,000 shares subject to this restricted stock unit award were vested, 5,000 shares will vest on February 15, 2014, and an additional 5,000 shares will vest at six-month intervals thereafter until all shares are vested.

(15)
As of December 31, 2013, no shares subject to this restricted stock unit award were vested, 10,000 shares will vest on February 15, 2014, and 5,000 shares will vest at six-month intervals thereafter until all shares are vested.

(16)
As of December 31, 2013, 20,314 shares subject to this restricted stock unit award were vested, 4,062 shares will vest on February 15, 2014, and an additional 4,062 shares will vest at six-month intervals thereafter until all shares are vested.

(17)
As of December 31, 2013, 16,875 shares subject to this restricted stock unit award were vested, 5,625 shares will vest on February 15, 2014, and an additional 5,625 shares will vest at six-month intervals thereafter until all shares are vested.

(18)
As of December 31, 2013, no shares subject to this restricted stock unit award were vested, 11,250 shares will vest on February 15, 2014, and 5,625 shares will vest at six-month intervals thereafter until all shares are vested.

(19)	As of December 31, 2013, no shares subject to this restricted stock unit award were vested, 30,000 shares will vest on June 3, 2014, and 30,000 shares will vest on June 3, 2015.

(20)	As of December 31, 2013, 186,875 shares subject to this option were vested and an additional 4,063 shares will vest monthly thereafter until all shares are vested.

(21)	As of December 31, 2013, 113,333 shares subject to this option were vested, and an additional 3,333 shares will vest monthly thereafter until all shares are vested.

(22)	As of December 31, 2013, 100,833 shares subject to this option were vested, and an additional 4,583 shares will vest monthly thereafter until all shares are vested.

(23)
As of December 31, 2013, no shares subject to this option were vested, 82,500 shares will vest on February 15, 2014, and an additional 6,875 shares will vest monthly thereafter until all shares are vested.

(24)	As of December 31, 2013, 192,500 shares subject to this option were vested, and an additional 4,583 shares will vest monthly thereafter until all shares are vested.

(25)	As of December 31, 2013, 56,666 shares subject to this option were vested, and an additional 1,667 shares will vest monthly thereafter until all shares are vested.

(26)	As of December 31, 2013, 41,250 shares subject to this option were vested, and an additional 1,875 shares will vest monthly thereafter until all shares are vested.

(27)
As of December 31, 2013, no shares subject to this option were vested, 33,750 shares will vest on February 15, 2014, and an additional 2,813 shares will vest monthly thereafter until all shares are vested.

(28)	As of December 31, 2013, 74,750 shares subject to this option were vested, and an additional 1,625 shares will vest monthly thereafter until all shares are vested.

(29)	As of December 31, 2013, 42,500 shares subject to this option were vested, and an additional 1,250 shares will vest monthly thereafter until all shares are vested.

(30)	As of December 31, 2013, 29,791 shares subject to this option were vested, and an additional 1,354 shares will vest monthly thereafter until all shares are vested.

(31)
As of December 31, 2013, no shares subject to this option were vested, 24,375 shares will vest on February 15, 2014, and an additional 2,031 shares will vest monthly thereafter until all shares are vested.

(32)	As of December 31, 2013, 46,041 shares subject to this option were vested, and an additional 1,354 shares will vest monthly thereafter until all shares are vested.

(33)	As of December 31, 2013, 36,666 shares subject to this option were vested, and an additional 1,667 shares will vest monthly thereafter until all shares are vested.

(34)
As of December 31, 2013, no shares subject to this option were vested, 30,000 shares will vest on February 15, 2014, and an additional 2,500 shares will vest monthly thereafter until all shares are vested.

(35)	As of December 31, 2013, no shares subject to this option were vested, 25,000 shares will vest on June 3, 2014, and an additional 2,083 shares will vest monthly thereafter until all shares are vested.
OPTIONS EXERCISED AND STOCK VESTED DURING 2013
The following table summarizes (i) the options exercised during the year ended December 31, 2013 by our NEOs and the value realized upon exercise (which is the number of shares under each option exercised multiplied by (a) the closing price of the Company’s common stock on the day of exercise, less (b) the exercise price of the respective option), and (ii) the number of shares of common stock acquired by our NEOs, and the value of such shares, upon the vesting of restricted stock units during the year ended December 31, 2013 (where the value realized on vesting is determined by multiplying the number of vested shares by the closing price of the Company’s stock on the vesting date):

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Patrick J. Harshman	35,000	$20,300	100,625	$642,350
Carolyn V. Aver	—	—	58,125	381,550
Charles Bonasera	—	—	37,375	239,170
Neven Haltmayer	—	—	40,750	260,139
George Stromeyer	—	—	—	—
PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION
There are no pension or retirement benefit plans for any of the NEOs, other than a 401(k) deferred compensation plan which is available to all regular, full-time U.S. employees of the Company. The Company made matching contributions to the 401(k) plan of up to $1,000 per annum per participant in 2013.
CHANGE-OF-CONTROL AGREEMENTS

The Company does not have employment agreements with any of its NEOs. The Company has entered into change of control severance agreements with each of the NEO’s. Based on a hypothetical termination date of December 31, 2013, the respective amounts paid to the NEOs in the event of a change of control would have been:

Name	Salary ($)	Bonus ($)	Value of Unvested Restricted Stock(1)(2)	Value of Unvested Stock Options(1)(2)	Other(3)	Total(4)
Patrick J. Harshman	$1,000,000	$625,000	$1,231,538	$683,648	$33,499	$3,573,685
Carolyn V. Aver	365,000	113,150	668,813	321,825	25,110	1,493,898
Charles Bonasera	275,000	82,500	453,870	202,812	25,111	1,039,293
Neven Haltmayer	300,000	85,500	502,290	248,887	33,499	1,170,176
George Stromeyer	275,000	137,500	442,800	125,000	21,594	1,001,894

(1)
The amounts in this column represent the value which would have been realized by the acceleration of unvested restricted stock units and unvested stock options, calculated by, in the case of options, multiplying the number of shares subject to acceleration by the difference between $7.38, the closing price of the Company’s common stock on December 31, 2013 and the exercise price of the respective option. The value of restricted stock units is the number of shares multiplied by the closing price of the Company’s common stock on December 31, 2013.

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

EQUITY PLAN INFORMATION AS OF DECEMBER 31, 2013

Plan Category	(a) Number of Securities to be Issued upon Outstanding Options, Warrants and Rights(2)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)(3)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity plans approved by security holders(1)	10,414,592	$5.01	8,752,711

(1)
All of the Company’s equity compensation plans, other than its 1999 Non-Qualified Stock Plan, have been approved by stockholders. This information, as of December 31, 2013, is with respect to the 1995 Stock Plan, the 2002 Director Stock Plan and the 2002 Employee Stock Purchase Plan.

(2)
This column does not reflect options assumed in acquisitions where the plans governing the options will not be used for future awards. At December 31, 2013, there were 299,904 shares of common stock subject to outstanding awards under such plans, with a weighted average exercise price of $2.25.

(3)
This column does not reflect the price of shares underlying the assumed options referred to in footnote (2) of this table. The weighted average exercise price of outstanding options, warrants and rights, excluding the Company’s unvested restricted stock units for which there is no exercise consideration, is $7.05.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's common stock as of April 1, 2014, by (i) each beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) each NEO; and (iv) all of the Company's current directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. The addresses for each of the directors and named executive officers of the Company is c/o Harmonic Inc., 4300 North First Street, San Jose, CA 95134.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total(1)
BlackRock Inc., 40 East 52nd St. New York, NY 10022(2)	10,443,803	10.93%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355(3)	6,243,526	6.53%
Dimensional Fund Advisors LP, Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746(4)	5,390,685	5.64%
Patrick Gallagher(5)	122,768	*
Harold Covert(6)	122,768	*
E. Floyd Kvamme(7)	646,452	*
Mitzi Reaugh(8)	63,307	*
William F. Reddersen(9)	152,257	*
Susan G. Swenson(10)	67,474	*
Patrick J. Harshman(11)	1,519,992	1.59%
Carolyn V. Aver(12)	490,826	*
Charles Bonasera(13)	444,795	*
Neven Haltmayer(14)	487,062	*
George Stromeyer(15)	—	*
All directors and executive officers as a group (11 persons)(16)	4,117,701	4.31%

*	Percentage of shares beneficially owned is less than one percent of total.

(1)
The number of shares of common stock outstanding used in calculating the percentage for each listed person or entity is based on 95,577,207 shares of Common Stock outstanding on April 1, 2014. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable, and restricted stock units which are currently vested or will become vested, in each case within 60 days of April 1, 2014, are deemed outstanding for purposes of computing the percentage of the person holding such options or restricted stock units, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Based solely on a review of a Schedule 13G/A filed with the SEC on January 10, 2014 by BlackRock Inc., on behalf of itself and its wholly owned subsidiaries. BlackRock Inc. and its wholly owned subsidiaries reported sole voting and dispositive power with respect to all such shares.

(3)
Based solely on a review of a Schedule 13G/A filed with the SEC on February 11, 2014 by The Vanguard Group. The Vanguard Group reported sole power to vote 138,628 of such shares, sole dispositive power with respect to 6,111,398 of such shares and shared dispositive power with respect to 132,128 of such shares.

(4)
Based solely on a review of a Schedule 13G/A filed with the SEC on February 10, 2014 by Dimensional Fund Advisors LP. Dimensional Fund Advisors reported sole voting and dispositive power with respect to all such shares.

(5)	Includes 30,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(6)	Includes 30,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(7)	Includes 20,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(8)	Includes 18,333 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(9)	Includes 40,000 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(10)	Includes 22,500 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(11)	Includes 1,195,549 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(12)	Includes 373,228 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(13)	Includes 430,382 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(14)	Includes 461,312 shares which may be acquired upon exercise of options exercisable or vesting of restricted stock units within 60 days of April 1, 2014.

(15)	Mr. Stromeyer joined the Company on June 3, 2013, and has not yet had vesting in any grants of stock options or restricted stock units.

(16)	Includes 2,635,054 shares which may be acquired upon exercise of options exercisable or vesting or restricted stock units within 60 days of April 1, 2014.

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
Except for the compensation agreements and other arrangements that are described under “Executive Compensation”, beginning on page 8 of this Form 10-K/A, there was not during 2013, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, 5% stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
The Company’s Audit Committee has the responsibility to review proposed related party transactions for potential conflicts of interest and to approve all such transactions in advance.
The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ for listed companies. Based on the Company’s director independence standards, the Board has affirmatively determined that all of its directors, other than Patrick Harshman, are independent.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP ("PwC") for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(In thousands)
Audit Fees	$1,814	$1,825
Tax Fees	187	582
All Other Fees	11	13
Total	$2,012	$2,420
Audit Fees
These amounts represent fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.
Tax Fees
These amounts represent fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
All Other Fees
These amounts represent services rendered for preparation of foreign employee tax returns and for a subscription to a software research tool developed by PwC.
Consistent with its charter, the Audit Committee pre-approves all audit and non-audit services from our independent registered public accounting firm and did so in 2013. Pre-approval authority may be delegated by the Audit Committee to the Chairman of the Audit Committee.
The Audit Committee has considered whether the services provided by PwC are compatible with maintaining the independence of PwC and has concluded that the independence of PwC is maintained and is not compromised by the non-audit services provided.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on April 30, 2014.

HARMONIC INC.

By:	/s/ Patrick J. Harshman
Patrick J. Harshman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Harshman	President & Chief Executive Officer	April 30, 2014
(Patrick J. Harshman)	(Principal Executive Officer)

/s/ Carolyn Aver	Chief Financial Officer	April 30, 2014
(Carolyn V. Aver)	(Principal Financial and Accounting Officer)

/s/ Patrick Gallagher	Chairman	April 30, 2014
(Patrick Gallagher)

/s/ Harold L. Covert	Director	April 30, 2014
(Harold L. Covert)

/s/ E. Floyd Kvamme	Director	April 30, 2014
(E. Floyd Kvamme)

/s/ William Reddersen	Director	April 30, 2014
(William Reddersen)

/s/ Susan G. Swenson	Director	April 30, 2014
(Susan G. Swenson )

/s/ Mitzi Reaugh	Director	April 30, 2014
(Mitzi Reaugh)

EXHIBIT INDEX
The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002