Form 10-Q
period 2014-03-28
HARMONIC INC
filed 2014-05-05
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 18, 2014 was 94,781,152.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 28, 2014	December 31, 2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$69,192	$90,329
Short-term investments	78,547	80,252
Accounts receivable, net	77,515	75,052
Inventories	30,304	36,926
Deferred income taxes	25,831	24,650
Prepaid expenses and other current assets	28,216	21,521
Total current assets	309,605	328,730
Property and equipment, net	34,103	34,945
Goodwill	198,036	198,022
Intangibles, net	24,453	31,119
Other assets	8,552	13,268
Total assets	$574,749	$606,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,847	$22,380
Income taxes payable	98	331
Deferred revenue	33,528	27,020
Accrued liabilities	31,848	35,349
Total current liabilities	85,321	85,080
Income taxes payable, long-term	15,353	15,165
Other non-current liabilities	11,594	11,673
Total liabilities	112,268	111,918
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 95,735 and 99,413 shares issued and outstanding at March 28, 2014 and December 31, 2013, respectively	96	99
Additional paid-in capital	2,309,955	2,336,275
Accumulated deficit	(1,847,409)	(1,841,999)
Accumulated other comprehensive loss	(161)	(209)
Total stockholders’ equity	462,481	494,166
Total liabilities and stockholders’ equity	$574,749	$606,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except per share amounts)
Product revenue	$88,260	$82,475
Service revenue	19,772	19,197
Net revenue	108,032	101,672
Product cost of revenue	44,606	45,237
Service cost of revenue	11,114	10,270
Total cost of revenue	55,720	55,507
Gross profit	52,312	46,165
Operating expenses:
Research and development	23,888	25,251
Selling, general and administrative	33,547	33,269
Amortization of intangibles	1,950	2,088
Restructuring and related charges	149	424
Total operating expenses	59,534	61,032
Loss from operations	(7,222)	(14,867)
Interest income, net	77	64
Other income (expense), net	12	(167)
Loss from continuing operations before income taxes	(7,133)	(14,970)
(Benefit from) provision for income taxes	(1,723)	(5,467)
Loss from continuing operations	(5,410)	(9,503)
Income from discontinued operations, net of taxes (including gain on disposal of $14,956, net of taxes, for the three months ended March 29, 2013)	—	15,924
Net income (loss)	$(5,410)	$6,421
Basic net income (loss) per share from:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$—	$0.14
Net income (loss)	$(0.06)	$0.06
Diluted net income (loss) per share from:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$—	$0.14
Net income (loss)	$(0.06)	$0.06
Shares used in per share calculation:
Basic	97,921	115,219
Diluted	97,921	115,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands)
Net income (loss)	$(5,410)	$6,421
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40	(624)
Gain on investments	7	5
Other comprehensive income (loss) before tax	47	(619)
Income tax benefit related to items of other comprehensive income (loss)	(1)	(3)
Other comprehensive income (loss), net of tax	48	(616)
Comprehensive income (loss)	$(5,362)	$5,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,410)	$6,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	6,666	7,033
Depreciation	4,227	4,040
Stock-based compensation	3,807	3,986
Gain on sale of discontinued operations, net of tax	—	(14,956)
Loss on impairment of fixed assets	—	101
Deferred income taxes	3,510	(204)
Provision for excess and obsolete inventories	722	567
Allowance for doubtful accounts, returns and discounts	(536)	1,116
Excess tax benefits from stock-based compensation	(185)	—
Other non-cash adjustments, net	462	408
Changes in assets and liabilities:
Accounts receivable	(1,927)	(10,888)
Inventories	5,900	6,832
Prepaid expenses and other assets	(6,671)	(8,597)
Accounts payable	(2,533)	(2,796)
Deferred revenue	6,382	2,667
Income taxes payable	278	(1,257)
Accrued and other liabilities	(3,447)	(216)
Net cash provided by (used in) operating activities	11,245	(5,743)
Cash flows from investing activities:
Purchases of investments	(14,084)	(25,908)
Proceeds from maturities of investments	15,382	16,249
Proceeds from sales of investments	—	4,000
Purchases of property and equipment	(3,431)	(4,274)
Proceeds from sale of discontinued operations, net of selling costs	—	44,336
Net cash (used in) provided by investing activities	(2,133)	34,403
Cash flows from financing activities:
Payments for repurchase of common stock	(29,075)	(9,268)
Proceeds from (repurchases of) common stock issued to employees	(1,377)	2,508
Excess tax benefits from stock-based compensation	185	—
Net cash used in financing activities	(30,267)	(6,760)
Effect of exchange rate changes on cash and cash equivalents	18	(106)
Net (decrease) increase in cash and cash equivalents	(21,137)	21,794
Cash and cash equivalents at beginning of period	90,329	96,670
Cash and cash equivalents at end of period	$69,192	$118,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 28, 2014 (“2013 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2014, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
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
Discontinued Operations
In the first quarter of fiscal 2013, the Company completed the sale of its cable access hybrid-fiber coaxial ("HFC") business to Aurora Networks (“Aurora”). The results of operations associated with the cable access HFC business were presented as discontinued operations in its unaudited condensed consolidated financial statements as described in Note 3, "Discontinued Operations". There were no operating activities associated with the cable access HFC business after December 31, 2013. Unless noted otherwise, all discussions herein with respect to the Company’s unaudited condensed consolidated financial statements relate to the Company’s continuing operations.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2013 Form 10-K. There have been no significant changes to these policies during the three months ended March 28, 2014.
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The ASU addresses accounting for a cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new guidance became effective for the Company beginning in the first quarter of fiscal 2014 and it did not have a material impact on the Company’s Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new guidance became effective for the Company beginning in the first quarter of fiscal 2014 and it did not have a material impact on the Company’s Consolidated Financial Statements.

On April 10, 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2014-08 will have a material impact on its financial position, results of operations or cash flows.

NOTE 3: DISCONTINUED OPERATIONS
In February 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46.0 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46.0 million from the sale and recorded a net gain of $15.0 million in connection with the sale in the first quarter of fiscal 2013. The gain was included in income from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations for the three months ended March 29, 2013.
In March 2013, the Company entered into a transition services agreement (‘TSA”) with Aurora to provide contract manufacturing and other various support, including providing order fulfillment, taking warranty calls, attending to product returns from customers, providing cost accounting analysis, receiving payments from customers and remitting such payments to Aurora. The TSA fees were a fixed amount per month and were determined based on the Company’s estimated cost of delivering the transition services. In addition, in April 2013, the Company and Aurora signed a sublease agreement for the Company’s Milpitas warehouse for the remaining period of the lease.
The TSA ended in October 2013 and the billing to Aurora was recorded in the Condensed Consolidated Statements of Operations under income from continuing operations as an offset to the expenses incurred to deliver the transition services. The table below provides details on the income statement caption under which the TSA billing was recorded (in thousands):

Three months ended
March 29, 2013
Product cost of revenue	$175
Research and development	9
Selling, general and administrative	144
Total TSA billing to Aurora	$328
The Company recorded a gain of $15.0 million in the three months ended March 29, 2013, in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : Carrying value of net assets
Inventories, net	$10,487
Prepaid expenses and other current assets	612
Property and equipment, net	1,133
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)
Total net assets sold and de-recognized		$21,341
Less : Selling cost		$2,469
Less : Tax effect		$7,234
Gain on disposal, net of taxes		$14,956
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
The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for fiscal 2013. There were no operating activities associated with the cable access HFC business after December 31, 2013. Revenue and the components of net income related to the discontinued operations for the three months ended March 29, 2013 were as follows:

Three months ended
March 29, 2013
Revenue	$9,556
Operating income	$834
Less : (Benefit from) income taxes	(134)
Add : Gain on disposal, net of taxes	14,956
Income from discontinued operations, net of taxes	$15,924

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 28, 2014
State, municipal and local government agencies bonds	$38,754	$48	$(17)	$38,785
Corporate bonds	30,455	15	(4)	30,466
Commercial paper	5,291	—	—	5,291
U.S. federal government bonds	4,001	4	—	4,005
Total short-term investments	$78,501	$67	$(21)	$78,547
As of December 31, 2013
State, municipal and local government agencies bonds	$40,426	$38	$(15)	$40,449
Corporate bonds	33,483	20	(7)	33,496
Commercial paper	2,299	—	—	2,299
U.S. federal government bonds	4,004	4	—	4,008
Total short-term investments	$80,212	$62	$(22)	$80,252
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	March 28, 2014	December 31, 2013
Less than one year	$56,494	$55,278
Due in 1 - 2 years	22,053	24,974
Total short-term investments	$78,547	$80,252
Realized gains and losses from the sale of investments for the three months ended March 28, 2014 and March 29, 2013 were not material.
Impairment of Investments
The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of March 28, 2014.
As of March 28, 2014, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended March 28, 2014, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 28, 2014
Cash equivalents
Money market funds	$25,814	$—	$—	$25,814
Short-term investments
State, municipal and local government agencies bonds	—	38,785	—	38,785
Corporate bonds	—	30,466	—	30,466
Commercial paper	—	5,291	—	5,291
U.S. federal government bonds	4,005	—	—	4,005
Prepaids and other current assets
Derivative assets (1)	—	19	—	19
Total assets measured and recorded at fair value	$29,819	$74,561	$—	$104,380
Accrued liabilities
Derivative liabilities (1)	$—	$215	$—	$215
Total liabilities measured and recorded at fair value	$—	$215	$—	$215
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents
Money market funds	$51,014	$—	$—	$51,014
Short-term investments
State, municipal and local government agencies bonds	—	40,449	—	40,449
Corporate bonds	—	33,496	—	33,496
Commercial paper	—	2,299	—	2,299
U.S. federal government bonds	4,008	—	—	4,008
Prepaids and other current assets
Derivative assets (1)	—	196	—	196
Total assets measured and recorded at fair value	$55,022	$76,440	$—	$131,462
Accrued liabilities
Derivative liabilities (1)	$—	$195	$—	$195
Total liabilities measured and recorded at fair value	$—	$195	$—	$195
(1) Derivative assets and liabilities represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency exchange rates fluctuations primarily from trade and inter-company receivables and payables.
NOTE 6: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	March 28, 2014	December 31, 2013
Accounts receivable, net:
Accounts receivable	$84,421	$83,266
Less: allowances for doubtful accounts, returns and discounts	(6,906)	(8,214)
Accounts receivable, net	$77,515	$75,052

Inventories:
Raw materials	$2,174	$2,389
Work-in-process	1,169	976
Finished goods	26,961	33,561
	$30,304	$36,926

Property and equipment, net:
Furniture and fixtures	$8,222	$8,227
Machinery and equipment	116,079	114,178
Leasehold improvements	8,170	7,888
Property and equipment, gross	132,471	130,293
Less: accumulated depreciation and amortization	(98,368)	(95,348)
	$34,103	$34,945

NOTE 7: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 28, 2014 are as follows (in thousands):

Balance at beginning of period	$198,022
Foreign currency translation adjustment	14
Balance at end of period	$198,036
The following is a summary of identified intangible assets (in thousands):

		March 28, 2014			December 31, 2013
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(126,397)	$9,748	$136,145	$(121,681)	$14,464
Customer relationships/contracts	5-6 years	67,098	(55,134)	11,964	67,098	(53,772)	13,326
Trademarks and tradenames	4-5 years	11,361	(10,902)	459	11,361	(10,565)	796
Maintenance agreements and related relationships	6-7 years	7,100	(4,818)	2,282	7,100	(4,567)	2,533
Total identifiable intangibles		$221,704	$(197,251)	$24,453	$221,704	$(190,585)	$31,119
Amortization expense for the identifiable purchased intangible assets for the three months ended March 28, 2014 and March 29, 2013 was allocated as follows (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Included in cost of revenue	$4,716	$4,945
Included in operating expenses	1,950	2,088
Total amortization expense	$6,666	$7,033
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2014 (remaining 9 months)	$9,029	$4,825	$13,854
2015	719	5,783	6,502
2016	—	4,097	4,097
2017	—	—	—
2018	—	—	—
Total future amortization expense	$9,748	$14,705	$24,453

NOTE 8: RESTRUCTURING AND RELATED CHARGES
Harmonic 2013 Restructuring
In the first quarter of fiscal 2013, the Company committed to a restructuring plan to reduce costs and improve efficiencies. This restructuring plan extended to actions taken through the first quarter of fiscal 2014. In fiscal 2013, the Company recorded $2.2 million of restructuring charges under this plan consisting of worldwide workforce reductions, writing down leasehold improvements and furniture related to its Milpitas warehouse to estimated net realizable value, and obsolete inventory at its Israel facilities. The restructuring charges were included in “Product cost of revenue” and "Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. Of the $2.2 million restructuring charges in fiscal 2013, $565,000 was recorded in the three months ended March 29, 2013. For a complete discussion of the restructuring actions related to the 2013 restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The restructuring charges in the three months ended March 28, 2014 were $228,000 under this plan, of which $79,000 is included in "Product cost of revenue" and $149,000 is included in "Operating expenses-restructuring and related charges" in the Consolidated Statements of Operations. The restructuring charges consisted of severance and benefits related to the termination of eight employees worldwide and costs associated with vacating from excess facility in France. The following table summarizes the activity in the restructuring accrual during the three months ended March 28, 2014 (in thousands):

	Severance	Excess facilities	Total
Balance at December 31, 2013	$179	$—	$179
Restructuring charges in continuing operations	196	32	228
Cash payments	(274)	—	(274)
Balance at March 28, 2014	$101	$32	$133
The Company anticipates that the remaining restructuring accrual balance of $133,000 will be substantially paid out by the second quarter of fiscal 2014.
HFC Restructuring
As a result of the sale of the cable access HFC business in March 2013, the Company recorded $600,000 of restructuring charges under "Income from discontinued operations" in fiscal 2013 consisting of severance and benefits and contact termination costs. For a complete discussion of the restructuring actions related to the HFC restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The remaining restructuring accrual balance of $13,000 as of December 31, 2013 was fully paid in the first quarter of fiscal 2014.

NOTE 9: CREDIT FACILITIES

Harmonic has a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. There were no borrowings during the three months ended March 28, 2014. As of March 28, 2014, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of March 28, 2014, the Company’s ratio under that covenant was 4.33 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. As of March 28, 2014, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at March 28, 2014,) or at LIBOR for the desired borrowing period (an annualized rate of 0.15% for a one month borrowing period at March 28, 2014) plus 1.75%, or 1.90%. Borrowings are not collateralized.
NOTE 10: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 12, “Employee Benefit Plans”, of Notes to Consolidated Financial Statements in the 2013 Form 10-K
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the three months ended March 28, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	8,752	7,885	$6.92	3,018	$6.34
Authorized	—	—	—	—	—
Granted	(3,060)	1,344	6.49	1,144	6.51
Options exercised	—	(56)	4.34	—	—
Shares released	—	—	—	(871)	6.19
Forfeited or cancelled	310	(398)	8.83	(66)	6.14
Balance at March 28, 2014	6,002	8,775	$6.78	3,225	$6.45
The following table summarizes information about stock options outstanding as of March 28, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	8,315	$6.81	3.6	$5,700
Exercisable	5,597	7.05	2.4	3,790
The intrinsic value of options vested and expected to vest and exercisable as of March 28, 2014 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of March 28, 2014. The intrinsic value of options exercised during the three months ended March 28, 2014 and March 29, 2013 was $0.1 million and $0.5 million, respectively.
The following table summarizes information about restricted stock units outstanding as of March 28, 2014 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,917	0.9	$19,955
The fair value of restricted stock units vested and expected to vest of March 28, 2014 is calculated based on the fair value of the Company's common stock as of March 28, 2014.
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
There was a shortage of approved shares in the ESPP to fund the total employee contributions from January 2, 2013 to June 30, 2013. The shares available in the plan were sufficient to fund approximately 53% of the total contributions. As a result, the shares available were issued ratably to the participants based on each of their contributions during the offering period, relative to the total contributions received from all participants. The participants were refunded the remaining 47% of their contributions and the ESPP was suspended for the second half of 2013. The Company’s stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013, and contributions under the ESPP resumed in January 2014.
401(k) Plan
Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Harmonic contributed $173,000 for both the three months ended March 28, 2014 and March 29, 2013.

NOTE 11: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Stock-based compensation in:
Cost of revenue	$516	$611
Research and development expense	1,101	1,203
Selling, general and administrative expense	2,190	2,085
Total stock-based compensation in operating expense	3,291	3,288
Total stock-based compensation	$3,807	$3,899
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended
	March 28, 2014	March 29, 2013
Expected term (years)	4.70	4.70
Volatility	40%	52%
Risk-free interest rate	1.7%	0.8%
Expected dividends	0.0%	0.0%
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
The weighted-average fair value per share of options granted was $2.35 and $2.50 for the three months ended March 28, 2014 and March 29, 2013, respectively.
The fair value of all stock options vested during the three months ended March 28, 2014 and March 29, 2013 was $1,330,000 and $1,260,000, respectively.
The total realized tax benefit attributable to stock options exercised during the three months ended March 28, 2014, in jurisdictions where this expense is deductible for tax purposes, was $185,000. The Company did not recognize any tax benefit attributable to stock options exercised during the three months ended March 29, 2013.
Restricted Stock Units
The estimated fair value of all restricted stock units issued during the three months ended March 28, 2014 and March 29, 2013 was $5.4 million and $5.6 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The weighted average fair value of the Company's ESPP shares at purchase dates was estimated using the following weighted average assumptions during the three months ended March 28, 2014 and March 29, 2013:

	Purchase Period Ending
	June 30, 2014	June 30, 2013
Expected term (years)	0.50	0.49
Volatility	29%	32%
Risk-free interest rate	0.1%	0.2%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.71	$1.20
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
The ESPP was suspended for the second half of 2013 due to all authorized shares under the plan having been issued through the offering period ended June 30, 2013. The Company’s stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013, and contributions under the ESPP resumed in January 2014. As a result, the Company did not have any stock-based compensation expense in the second half of fiscal 2013 related to the ESPP.
Unrecognized Stock-Based Compensation
As of March 28, 2014, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $23.9 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 2.0 years.

NOTE 12: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Loss from continuing operations before income taxes	$(7,133)	$(14,970)
Benefit from income taxes	$(1,723)	$(5,467)
Effective income tax rate	24.2%	36.5%
The Company's quarterly income taxes reflect an estimate of the corresponding fiscal year's annual effective tax rate and include, where applicable, adjustments for discrete tax items. In the three months ended March 28, 2014, the Company's effective income tax rate was 24.2% as compared to 36.5% in the corresponding period of 2013, primarily due to the change in the mix of pretax income and losses in the various tax jurisdictions in which the Company operates.
The Company's effective rate for the three months ended March 28, 2014 is lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the detriment from non-deductible stock-based compensation and non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For the three months ended March 28, 2014, the discrete adjustments to the Company's tax benefit were primarily the accrual of interest on uncertain tax positions.
The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008 and 2009 tax years. In addition, the statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax return expired in September 2013 and, as a result, in the third quarter of 2013, the Company released the related tax reserves, including accrued interest and penalties, for those tax years. The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities and the statute of limitation for the 2010 tax year will be expiring in September 2014. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities.
The Company's operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of March 28, 2014, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $26.1 million, that if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $1.7 million of gross interest and penalties accrued as of March 28, 2014. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of March 28, 2014, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $10 million due to expiration of the applicable statues of limitations over the next 12 months.
The Company assesses the realizability of its deferred tax assets on a quarterly basis. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized.The Company believes, based on the quarterly assessment performed at March 28, 2014, that it is possible that a valuation allowance may be required in the future.

NOTE 13: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	March 28, 2014	March 29, 2013
Numerator:
Loss from continuing operations	$(5,410)	$(9,503)
Income from discontinued operations	—	15,924
Net income (loss)	$(5,410)	$6,421
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	97,921	115,219
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$0.00	$0.14
Net Income (loss)	$(0.06)	$0.06
The following table sets forth the potentially dilutive shares from stock options, restricted stock units and the ESPP, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Potentially dilutive equity awards outstanding	11,072	13,131

NOTE 14: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of March 28, 2014, after giving effect to $0.4 million of future sublease income from Aurora, are as follows (in thousands):

Years ending December 31,
2014 (remaining nine months)	$7,264
2015	9,416
2016	8,178
2017	7,703
2018	7,644
Thereafter	13,619
Total	$53,824

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

	Three months ended
	March 28, 2014	March 29, 2013
Balance at beginning of period	$3,606	$4,292
Transfer to Aurora as part of the sale of discontinued operations	—	(939)
Accrual for current period warranties	1,749	1,394
Warranty costs incurred	(1,696)	(1,477)
Balance at end of period	$3,659	$3,270
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria defined by the Company. The Company had approximately $26.1 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of March 28, 2014.
Standby Letters of Credit
As of March 28, 2014, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.2 million as of March 28, 2014.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through March 28, 2014.
Guarantees
The Company has $0.5 million of guarantees in Israel as of March 28, 2014, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. Avid has indicated it intends to appeal the verdict.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint. A hearing before the PTAB has been scheduled for May 2014.
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

NOTE 15: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	March 28, 2014	December 31, 2013
Foreign currency translation adjustments	$(202)	$(242)
Unrealized gain on investments	41	33
Accumulated other comprehensive loss	$(161)	$(209)
Common Stock Repurchases
On April 24, 2012, our Board of Directors (the "Board") approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. During 2013, the Board approved $195 million of increases to the program, increasing the aggregate authorized amount of the program to $220 million. On February 6, 2013, the Board approved a modification to the program that permits the Company to also repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program is scheduled to expire in December 2014.
As of March 28, 2014, we had purchased 27.7 million shares of common stock under this program at a weighted average price of $6.03 per share for an aggregate purchase price of $167.3 million, excluding fees. The remaining authorized amount for stock repurchases under this program was $52.7 million as of March 28, 2014. For addition information, see "Item2 - Unregistered sales of equity securities and use of proceeds" of this Form 10-Q.
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
In the first quarter of fiscal 2013, we completed the sale of our cable access HFC business to Aurora Networks (“Aurora”) for $46.0 million in cash. The results of operations associated with the cable access HFC business were presented as discontinued operations in our unaudited condensed consolidated financial statements as described in Note 3, "Discontinued Operations". There were no operating activities associated with the cable access HFC business after December 31, 2013. Unless noted otherwise, all discussions herein with respect to the Company’s unaudited condensed consolidated financial statements relate to the Company’s continuing operations.
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable operators and satellite Pay-TV service providers. Sales to our ten largest customers in the three months ended March 28, 2014 accounted for approximately 47% of our revenue, compared to 35% for the same period in 2013. The increase in the sales to our ten largest customers in the three months ended March 28, 2014, as compared to the same period in 2013, was primarily due to increased cable edge product sales, including our new NSG Pro converged cable access platform ("CCAP") product. While we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three months ended March 28, 2014, revenue from Comcast accounted for 20% of our revenue, compared to 9% for the same period in 2013.
In the three months ended March 28, 2014, we recognized revenue of $108 million compared to $102 million in the same period in 2013. Our international sales decreased 8% in the three months ended March 28, 2014, as compared to the same period in 2013. Domestic sales increased by 27% in the three months ended March 28, 2014, as compared to the same period in 2013. The increase in our domestic sales in the first quarter of 2014, as compared to the same period in 2013, was primarily driven by increased cable edge product sales in the U.S. and the decrease in our international revenue was primarily due to softer demand in Europe in the first quarter of 2014. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales in emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.
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
As part of our business strategy, (1) from time to time we have acquired, and continue to consider acquiring, businesses, technologies, assets and product lines that we believe complement or may expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In September 2010, we completed the acquisition of Omneon, Inc., a company specializing in file-based infrastructure for the production, preparation and playout of video content typically deployed by broadcasters, satellite operators, content owners and other media companies. Omneon’s business was complementary to Harmonic’s core business, and expanded our customer reach into content providers and extended our product lines into video servers and video-optimized storage for content production and playout. In March 2013, we sold our cable access HFC business to Aurora Networks. See Note 3, “Discontinued Operations” of our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
There have been no material changes to our critical accounting policies, judgments and estimates, during the three months ended March 28, 2014, from those disclosed in our 2013 Form 10-K.

RESULTS OF OPERATIONS

Net Revenue
Net Revenue by Product Line
Harmonic’s consolidated net revenue, by product line, for the three months ended March 28, 2014, compared to the same period in 2013, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three months ended March 28, 2014, as compared to the same period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Revenue by type:
Video processing products	$46,683	$42,906
Production and playout products	17,335	$22,230
Cable edge products	24,242	$17,339
Service and support	19,772	$19,197
Net revenue	$108,032	$101,672
Increase (Decrease):
Video processing products	$3,777
Production and playout products	(4,895)
Cable edge products	6,903
Service and support	575
Total increase	$6,360
Percent change:
Video processing products	9%
Production and playout products	(22)%
Cable edge products	40%
Service and support	3%
Total percent change	6%
The 9% increase in our video processing revenue in the three months ended March 28, 2014, compared to the same period in 2013, was primarily a result of our efforts in developing industry leading compression technologies as some satellite direct-to-home and telco Pay-TV service providers appear to be refreshing their encoding base with our improved encoders. The 22% decrease in our production and playout revenue in the three months ended March 28, 2014, compared to the same period in 2013 was primarily a result of the softness in demand in the European region in the first quarter of 2014. The 40% increase in our cable edge revenue in the three months ended March 28, 2014, compared to the same period in 2013, was primarily related to our NSG products, including the new NSG Pro CCAP-enabled product that was launched in the fourth quarter of 2013. The 3% increase in our service and support revenues in the three months ended March 28, 2014, compared to the same period in 2013, was mainly driven by increased maintenance revenues across all regions, offset partially by a decrease in revenue from professional and integration services.
Net Revenue by Geographic Region
Harmonic’s domestic and international net revenue in the three months ended March 28, 2014, compared with the corresponding period in 2013, are presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue, in the three months ended March 28, 2014, from the corresponding period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Net revenue:
United States	$53,625	$42,350
International	54,407	59,322
Total	$108,032	$101,672
Increase (Decrease):
United States	$11,275
International	(4,915)
Total increase	$6,360
Percent change:
United States	27%
International	(8)%
Total percent change	6%
U.S. net revenue increased 27% in the three months ended March 28, 2014, compared to the same period in 2013 primarily due to increased sales of our video processing products in the satellite and telco market and increased sales of our cable edge products, including our new NSG Pro CCAP-enabled product to the U.S. cable operators. It appears that some of these providers and operators have been looking ahead to the availability of new technologies since early 2013 and are making plans in 2014 to transition to a more flexible, all-IP, converged video and data access network.
International net revenue decreased 8% in the three months ended March 28, 2014, compared to the same period in 2013, primarily due to decreased revenue in the Europe, Middle East and Africa ("EMEA") region, offset partially by increased revenue in the Central and Latin America ("CALA") region. The decrease in EMEA net revenue in the three months ended March 28, 2014, compared to the same period in 2013, was primarily due to softer demand in Europe for all of our products. The increase in CALA net revenue in the three months ended March 28, 2014, compared to the same period in 2013, was primarily driven by increased sales of our video processing products to emerging markets.

Gross Profit
Harmonic’s gross profit and gross profit as a percentage of net revenue (“gross margin”), in the three months ended March 28, 2014, as compared to the corresponding period in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three months ended March 28, 2014, from the corresponding period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Gross profit	$52,312	$46,165
As a percentage of net revenue (“gross margin”)	48.4%	45.4%
Increase	$6,147
Percent change	13%
Our gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers. Gross margin was 48.4% in the three months ended March 28, 2014, compared to 45.4% in the corresponding period in 2013. This 3.0% increase in gross margin was primarily due to a more favorable customer mix and an increase in license sales into our existing hardware customers as well as operational efficiencies as a result of our various cost reduction initiatives.

In the three months ended March 28, 2014, $4.7 million of amortization of intangibles was included in cost of revenue, compared to $4.9 million in the corresponding period in 2013.

Research and Development
Harmonic’s research and development expense consists primarily of employee salaries, related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. Harmonic's research and development expense and the expense as a percentage of net revenue, in the three months ended March 28, 2014, as compared with the corresponding period in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three months ended March 28, 2014, from the corresponding period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Research and development	$23,888	$25,251
As a percentage of net revenue	22%	25%
Decrease	$(1,363)
Percent change	(5)%
Research and development expenses as a percentage of net revenue decreased from 25% in the three months ended March 29, 2013 to 22% in the three months ended March 28, 2014. The $1.4 million or 5% decrease in research and development expenses in the three months ended March 28, 2014, compared to the corresponding period of 2013, was primarily due to decreased employee compensation expense of $2.0 million and decreased prototype materials costs of $0.3 million. The decrease in employee compensation expense was mainly due to headcount reduction and a decrease in accrual for employee time off benefits. Effective April 1, 2013, the Company implemented a new program which no longer requires the accrual of employee time off benefits in the U.S. These decreases in research and development expenses in the three months ended March 28, 2014 were offset partially by increased expenses on consulting and outside engineering services of $1.0 million.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue, in the three months ended March 28, 2014, as compared with the corresponding period in 2013, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three months ended March 28, 2014, from the corresponding period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Selling, general and administrative	$33,547	$33,269
As a percentage of net revenue	31%	33%
Increase	$278
Percent change	1%
The 1% increase in selling, general and administrative expenses in the three months ended March 28, 2014, compared to the corresponding period of 2013, was primarily the result of increased facilities rental and operating expenses of $0.5 million in the U.S. as well as in the Asia region, increased trade show and marketing expenses of $0.2 million, offset partially by decreased expenses in legal, accounting and tax planning consultation services, aggregating $0.6 million.
Amortization of Intangibles
Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three months ended March 28, 2014, as compared with the corresponding period in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three months ended March 28, 2014, from the corresponding period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Amortization of intangibles	$1,950	$2,088
As a percentage of net revenue	2%	2%
Decrease	$(138)
Percent change	(7)%
The decrease in amortization of intangibles expense in the three months ended March 28, 2014, compared to the corresponding period in 2013, was primarily due to certain purchased intangible assets becoming fully amortized.
Restructuring and Related Charges
In the first quarter of fiscal 2013, the Company committed to a restructuring plan to reduce costs and improve efficiencies. This restructuring plan extended to actions taken through the first quarter of fiscal 2014.
Restructuring charges in the three months ended March 28, 2014 were $228,000 under this plan, of which $79,000 is included in "Product cost of revenue" and $149,000 is included in "Operating expenses-restructuring and related charges" in the Consolidated Statements of Operations. The restructuring charges consisted of severance and benefits related to the termination of eight employees worldwide and costs associated with vacating from an excess facility in France.
Restructuring charges in the three months ended March 29, 2013 was $565,000 under this plan, of which $141,000 is included in "Product cost of revenue" and $424,000 is included in "Operating expenses-restructuring and related charges" in the Condensed Consolidated Statements of Operations. The restructuring charges consisted of severance and benefits related to the termination of thirty employees worldwide and costs associated with writing down warehouse leasehold improvements to estimated net realizable value.
Interest Income, Net
Interest income, net remained relatively flat at $77,000 and $64,000 in the three months ended March 28, 2014 and March 29, 2013, respectively.

Other Income (Expense), Net
In the three months ended March 28, 2014 and March 29, 2013, other income (expense), net was $12,000 and $(167,000), respectively. Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S dollar. To mitigate the volatility related to fluctuations in foreign exchange rates, the Company may enter into various foreign currency forward contracts. The gain (loss) on foreign currency is driven by the fluctuations in the foreign currency exchange rates, primarily the Euro, British pound, Japanese yen and Israeli shekels.
Income Taxes
Harmonic’s benefit from income taxes as a percentage of net revenue, in the three months ended March 28, 2014, as compared with the corresponding period in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in benefit from income taxes in the three months ended March 28, 2014, from the corresponding period in 2013.

	Three months ended
	March 28, 2014	March 29, 2013
	(In thousands, except percentages)
Benefit from provision for income taxes	$(1,723)	$(5,467)
As a percentage of net revenue	(2)%	(5)%
Decrease in benefit from income taxes	$3,744
Percent change	(68)%
Harmonic operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits or the effects of statute of limitation, or settlement with tax authorities.
The Company's quarterly income taxes reflect an estimate of the corresponding fiscal year's annual effective tax rate and include, where applicable, adjustments for discrete tax items. In the three months ended March 28, 2014, the Company's effective income tax rate was 24.2% as compared to 36.5% in the corresponding period of 2013, primarily due to the change in the mix of pretax income and losses in the various tax jurisdictions in which the Company operates.
The Company's effective rate for the three months ended March 28, 2014 is lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the detriment from non-deductible stock-based compensation and non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For the three months ended March 28, 2014, the discrete adjustments to the Company's tax benefit were primarily the accrual of interest on uncertain tax positions.
Discontinued Operations
In the first quarter of fiscal 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”). The results of operations associated with the cable access HFC business were presented as discontinued operations in its unaudited condensed consolidated financial statements as described in Note 3, "Discontinued Operations". There were no operating activities associated with the cable access HFC business after December 31, 2013. The income from discontinued operations, net of tax in the three months ended March 29, 2013 was $15.9 million, including a $15.0 million net gain in connection with the sale.
Liquidity and Capital Resources
As of March 28, 2014, our cash and cash equivalents totaled $69.2 million, and our short-term investments totaled $78.5 million. As of March 28, 2014, a majority of our cash, cash equivalents and short-term investments were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations in the next twelve months, as well as any stock repurchases under our present stock repurchase program. In the event that we need funds from our foreign subsidiaries to fund the operations in the U.S., and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
We have a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. As of March 28, 2014, there were no amounts outstanding under the line of credit facility and there were no borrowings during the three months ended March 28, 2014. As of March 28, 2014, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at March 28, 2014) or at LIBOR for the desired borrowing period (an annualized rate of 0.15% for a one month borrowing period at March 28, 2014) plus 1.75%, or 1.90%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of March 28, 2014, the ratio under that covenant was 4.33 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.
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
The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Net cash provided by (used in):
Operating activities	$11,245	$(5,743)
Investing activities	(2,133)	34,403
Financing activities	(30,267)	(6,760)
Effect of foreign exchange rate changes on cash	18	(106)
Net (decrease) increase in cash and cash equivalents	$(21,137)	$21,794
Operating Activities
Net cash provided by operations in the three months ended March 28, 2014 was $11.2 million, resulting from a net loss of $5.4 million, adjusted for $18.6 million in non-cash gains and charges, and a $2.0 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, adjustments to deferred income taxes, and provisions for excess and obsolete inventories, partially offset by provision for doubtful accounts, returns and discounts. The net change in operating assets and liabilities included increases in prepaid expenses and other assets and accounts receivable, as well as decreases in accrued and other liabilities and accounts payable, which were partially offset by a decrease in inventories, as well as an increase in deferred revenue. The increase in prepaid and other assets was primarily due to the increase in tax receivable resulting from a tax benefit from the loss on continuing operations in the first quarter of fiscal 2014 and the tax effects associated with the write-off of certain fully reserved obsolete inventories, as well as the tax benefits on options exercised in the first quarter of fiscal 2014. The decrease in accrued and other liabilities was primarily due to the bonus payment made in the first quarter of fiscal 2014 and the decrease in inventory was primarily due to our concerted efforts to better optimize our supply chain. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
Net cash used in operations in the three months ended March 29, 2013 was $5.7 million, resulting from a net income of $6.4 million, adjusted for $2.1 million in non-cash gains and charges and a $14.2 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, and provisions for excess and obsolete inventories, doubtful accounts, returns and discounts, and partially offset by a $15.0 million gain on disposal of discontinued operations, net of tax and adjustments to deferred income taxes. The net change in operating assets and liabilities included increases in accounts receivable and prepaid expenses and other assets, as well as decreases in accounts payable, income tax payable and accrued and other liabilities, which were offset by decreases in inventories, as well as increases in deferred revenue. The increase in accounts receivable was primarily due to shipments occurring later in the first quarter of 2013 than we experienced in 2012. The increase in prepaid expenses and other assets was primarily due to the increase in benefit from income taxes for the three months ended March 29, 2013, compared to the same period in 2012, due to the reinstatement of the federal R&D tax credit retroactively from January 1, 2012, and an increase in loss from continuing operations in the three months ended March 29, 2013, compared to the same period in 2012. The decrease in accounts payable was primarily due to the timing of payments and lower inventory purchases, and the decrease in inventory was primarily due to lower purchases resulting from the sale of the cable access HFC business.
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
Investing Activities
Net cash used in investing activities was $2.1 million in the three months ended March 28, 2014, resulting from the purchase of short-term investments of $14.1 million and capital expenditures of $3.4 million, partially offset by the proceeds from the net sale and maturity of investments of $15.4 million.
Net cash provided by investing activities was $34.4 million in the three months ended March 29, 2013, resulting from the net proceeds from the sale of discontinued operations of $44.3 million and proceeds from the net sale and maturity of short-term investments of $20.3 million, partially offset by the purchase of short-term investments of $25.9 million and capital expenditures of $4.3 million.
Financing Activities
Net cash used in financing activities was $30.3 million in the three months ended March 28, 2014, primarily resulting from $29.1 million of payments for the repurchase of common stock in connection with our stock repurchase program and $1.4 million of net payments relating to the repurchase of common stock issued to employees to satisfy employee tax withholding obligations that arose on the vesting of shares of restricted stocks units.
Net cash used in financing activities was $6.8 million in the three months ended March 29, 2013, resulting from $9.3 million of payments for the repurchase of common stock in connection with our stock repurchase program, partially offset by $2.5 million of net proceeds from the issuance of common stock related to our equity incentive plans.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of March 28, 2014.

Contractual Obligations and Commitments
As of March 28, 2014, we had approximately $26.1 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the three months ended March 28, 2014, from such information presented in our 2013 Form 10-K.

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

Foreign Currency Exchange Risk
Harmonic operates in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies.
Harmonic has certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 11% and 15% of revenue in the first three months of 2014 and 2013, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel, British pound, Euro, Singapore dollar, Chinese yuan and Indian rupee. Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.
The Company enters into foreign currency forward contacts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, Japanese yen and Israeli shekel. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These derivative instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contacts for trading purposes. The notional amounts of our foreign currency forward contracts outstanding at March 28, 2014 are summarized in U.S. dollar equivalents as follows (in thousands):

Forward contracts sold:	March 28, 2014	December 31, 2013
Euro	13,670	14,254
British pound sterling	2,183	2,914
Japanese yen	4,283	3,777
	20,136	20,945
Forward contracts purchased:
Euro	11,085	6,024
British pound sterling	1,115	2,966
Japanese yen	2,156	1,608
Israeli shekel	5,270	4,441
	19,626	15,039

Interest rate and credit risk
Harmonic's exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of March 28, 2014, our cash, cash equivalents and short-term investments balance was $147.7 million and we had no borrowings during the first three months ended 2014. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in "accumulated other comprehensive income (loss)”. For the first three months ended 2014 and 2013, realized gains and realized losses from the sale of investments were not material.
The Company does not use derivative instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments. These instruments, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Conversely, a decline in interest rates will decrease the interest income from our investment portfolio. The Company attempts to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years.
A sensitivity analysis was performed to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of March 28, 2014, a hypothetical 100 basis point increase in interest rates would result in a $0.5 million decline in fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.

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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. Avid has indicated it intends to appeal the verdict.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims of the patent asserted in this second complaint. A hearing before the PTAB has been scheduled for May 2014.
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

In addition, industry consolidation has in the past constrained, and may in the future constrain or delay, capital spending by our customers. Further, if our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending of customers in the markets on which we focus, our revenue may decline.

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

Our competitors in video processing solutions include vertically integrated system suppliers, such as Arris, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies including Thomson Video Networks, Envivio, RGB Networks, Sumavision Technologies and Elemental Technologies. In production and playout products, competitors are Harris, Grass Valley, Miranda Technologies (a Belden Inc. company), EVS and Evertz Microsystems. In the cable edge product category, competitors include Arris, Cisco Systems, Casa Systems and CommScope. Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Tandberg Television was acquired by Ericsson; and Miranda Technologies and Grass Valley were acquired by Belden Inc.

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions, including products that facilitate, enable and enhance multiscreen video, enhanced video compression and video quality technologies, media playout servers utilizing integrated channel playout, and CCAP-based cable edge products. We recently announced a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in IT data center environments. We also recently introduced our first video processing and encoding software product based on this platform.

Many of these products and initiatives are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market, as well as to general technology trends (such as virtualized and cloud-based computing) that we believe will significantly impact our industry. The success of these significant and costly development efforts will be predicated, for certain products and initiatives, on the timing of market adoption of the new standards on which the resulting products are based, and for other products, the timing of customer adoption of our fully virtualized software platform. If any of the new standards or our virtualized software platform are not adopted, are adopted later than we predict or adoption occurs earlier than we are able to deliver the applicable products, we risk spending significant research and development time and dollars on products that may never achieve market acceptance or that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

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

Revenue derived from customers outside of the U.S. in the first three months of 2014 and 2013 represented approximately 50% and 58% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, particularly in emerging market countries and/or similar anti-corruption and anti-bribery laws;

• the burden of complying with a wide variety of foreign laws, treaties and technical standards;

• fulfilling “country of origin” requirements for our products for certain customers;

• difficulty in staffing and managing foreign operations;

• business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity, particularly in emerging market countries (e.g., recent significant civil, political and economic disturbances in Russia, Ukraine and the Crimean peninsula); and

• changes in economic policies by foreign governments, including the imposition and potential expansion of economic sanctions by the U.S. and the European Union on the Russian Federation.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the first three months ended 2014 and 2013 accounted for approximately 47% and 35% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first three months ended 2014 and 2013, revenue from Comcast accounted for approximately 20% and 9% of our revenue, respectively, and further consolidation in the cable industry, such as Comcast’s recently announced intention to acquire Time Warner Cable, could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As of March 28, 2014, we had 489 employees in our international operations, representing approximately 47% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We face risks associated with having outsourced engineering resources located in Ukraine.

We outsource a portion of our research and development activities to a third party partner with engineering resources located in Ukraine. Political, social and economic instability and unrest or violence in Ukraine, including any conflict with Russia, could cause disruptions to the business and operations of our outsourcing partner, which could slow or delay the development work our partner is undertaking or us. Instability, unrest or conflict could limit or prevent our employees from traveling to or from, or within, Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine to other locations. The resulting delays could negatively impact our product development efforts and our business.

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

• changes in market acceptance of and demand for our products or our customers’ services or products

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

We may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows.

We face risks associated with having facilities and employees located in Israel

We maintain facilities in two locations in Israel with a total of 186 employees, or approximately 18% of our worldwide workforce, as of March 28, 2014. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, certain product lines, and sales activities.

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

As of March 28, 2014, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

In addition, if there is a natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Accordingly, natural disaster in one of the geographies in which we, or our third party manufacturers, their or our suppliers or our customers, operate could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

At March 28, 2014, we held 53 issued U.S. patents and 33 issued foreign patents, and had 22 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

We cannot assure you that our stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

In April 2013, our Board of Directors approved a modified “Dutch Auction” tender offer to repurchase up to $100 million of shares of our common stock. The tender offer expired on May 24, 2013, and resulted in our repurchasing approximately 12 million shares of our common stock, at $6.25 per share, for an aggregate purchase price of approximately $75 million.

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $220 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of March 28, 2014, we had purchased an aggregate of $167 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $148 million at March 28, 2014, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

• the repurchase of over 20% of our outstanding shares since 2012 pursuant to our ongoing stock repurchase program and the tender offer we completed in 2013, as well as any future repurchases under our stock repurchase program;

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
As of March 28, 2014, we had purchased 27.7 million shares of common stock under this program at a weighted average price of $6.03 per share for an aggregate purchase price of $167.3 million, excluding fees. The remaining authorized amount for stock repurchases under this program was $52.7 million as of March 28, 2014.

The table below sets forth the stock repurchase activity for the quarter ended March 28, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2014 - January 24, 2014	613	$7.21	613	$77,364
January 25, 2014 - February 21, 2014	1,645	$6.53	1,645	$66,630
February 22, 2014 - March 28, 2014	2,102	$6.62	2,102	$52,707
	4,360	$6.67	4,360

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1(2)	Section 906 Certification of Principal Executive Officer

32.2(2)	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2014, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at March 28, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 28, 2014 and March 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2014 and March 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 5, 2014