Form 10-Q
period 2014-06-27
HARMONIC INC
filed 2014-08-04
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 27, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 24, 2014 was 91,674,813.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 27, 2014	December 31, 2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59,173	$90,329
Short-term investments	75,238	80,252
Accounts receivable, net	79,937	75,052
Inventories	30,170	36,926
Deferred income taxes	6,746	24,650
Prepaid expenses and other current assets	23,766	21,521
Total current assets	275,030	328,730
Property and equipment, net	32,781	34,945
Goodwill	198,099	198,022
Intangibles, net	18,252	31,119
Other assets	8,281	13,268
Total assets	$532,443	$606,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,630	$22,380
Income taxes payable	664	331
Deferred revenue	38,017	27,020
Accrued liabilities	33,676	35,349
Total current liabilities	96,987	85,080
Income taxes payable, long-term	12,734	15,165
Other non-current liabilities	17,913	11,673
Total liabilities	127,634	111,918
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 92,475 and 99,413 shares issued and outstanding at June 27, 2014 and December 31, 2013, respectively	92	99
Additional paid-in capital	2,289,187	2,336,275
Accumulated deficit	(1,884,471)	(1,841,999)
Accumulated other comprehensive loss	1	(209)
Total stockholders’ equity	404,809	494,166
Total liabilities and stockholders’ equity	$532,443	$606,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except per share amounts)
Product revenue	$86,528	$96,777	$174,788	$179,252
Service revenue	23,061	20,351	42,833	39,548
Net revenue	109,589	117,128	217,621	218,800
Product cost of revenue	47,928	48,932	92,534	94,169
Service cost of revenue	11,844	10,304	22,958	20,574
Total cost of revenue	59,772	59,236	115,492	114,743
Gross profit	49,817	57,892	102,129	104,057
Operating expenses:
Research and development	23,485	25,820	47,373	51,071
Selling, general and administrative	32,979	34,424	66,526	67,693
Amortization of intangibles	1,718	2,010	3,668	4,098
Restructuring and related charges	284	242	433	666
Total operating expenses	58,466	62,496	118,000	123,528
Loss from operations	(8,649)	(4,604)	(15,871)	(19,471)
Interest income, net	67	30	144	94
Other expense, net	(127)	(133)	(115)	(300)
Loss from continuing operations before income taxes	(8,709)	(4,707)	(15,842)	(19,677)
Provision for (benefit from) income taxes	28,353	(1,303)	26,630	(6,770)
Loss from continuing operations	(37,062)	(3,404)	(42,472)	(12,907)
Income (loss) from discontinued operations, net of taxes (including gain on disposal of $14,819, net of taxes, for the six months ended June 28, 2013)	—	(396)	—	15,528
Net income (loss)	$(37,062)	$(3,800)	$(42,472)	$2,621
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.39)	$(0.03)	$(0.44)	$(0.11)
Discontinued operations	$0.00	$0.00	$0.00	$0.14
Net income (loss)	$(0.39)	$(0.03)	$(0.44)	$0.02
Shares used in per share calculation:
Basic and diluted	93,966	109,938	95,899	112,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands)
Net income (loss)	$(37,062)	$(3,800)	$(42,472)	$2,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	190	154	230	(470)
Loss on investments	(32)	(46)	(25)	(41)
Other comprehensive income (loss) before tax	158	108	205	(511)
Income tax benefit related to items of other comprehensive income (loss)	(4)	(9)	(5)	(12)
Other comprehensive income (loss), net of tax	162	117	210	(499)
Comprehensive income (loss)	$(36,900)	$(3,683)	$(42,262)	$2,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 27, 2014	June 28, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(42,472)	$2,621
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	12,866	13,805
Depreciation	8,486	8,140
Stock-based compensation	8,368	8,008
Gain on sale of discontinued operations, net of tax	—	(14,819)
Loss on impairment of fixed assets	—	149
Deferred income taxes	27,407	(9,307)
Provision for excess and obsolete inventories	1,377	2,143
Allowance for doubtful accounts, returns and discounts	600	1,062
Excess tax benefits from stock-based compensation	(304)	—
Other non-cash adjustments, net	847	777
Changes in assets and liabilities:
Accounts receivable	(5,485)	(1,390)
Inventories	5,379	7,167
Prepaid expenses and other assets	(2,424)	3,541
Accounts payable	2,324	(2,929)
Deferred revenue	10,873	3,937
Income taxes payable	562	(877)
Accrued and other liabilities	(1,625)	(2,946)
Net cash provided by operating activities	26,779	19,082
Cash flows from investing activities:
Purchases of investments	(26,599)	(39,117)
Proceeds from maturities of investments	30,846	36,838
Proceeds from sales of investments	—	27,506
Purchases of property and equipment	(6,479)	(8,755)
Proceeds from sale of discontinued operations, net of selling costs	—	43,638
Net cash (used in) provided by investing activities	(2,232)	60,110
Cash flows from financing activities:
Payments for repurchase of common stock	(54,751)	(95,372)
Proceeds from (repurchases of) common stock issued to employees	(1,272)	2,818
Excess tax benefits from stock-based compensation	304	—
Net cash used in financing activities	(55,719)	(92,554)
Effect of exchange rate changes on cash and cash equivalents	16	(105)
Net decrease in cash and cash equivalents	(31,156)	(13,467)
Cash and cash equivalents at beginning of period	90,329	96,670
Cash and cash equivalents at end of period	$59,173	$83,203
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2013 Form 10-K. There have been no significant changes to these policies during the six months ended June 27, 2014.
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
On April 10, 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2014-08 will have a material impact on its financial position, results of operations or cash flows.
On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 3: DISCONTINUED OPERATIONS
In February 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46.0 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46.0 million from the sale and recorded a net gain of $15.0 million in connection with the sale in the first quarter of fiscal 2013, adjusted by ($0.2) million in the second quarter of fiscal 2013, primarily related to adjustments on inventory and fixed assets sold to Aurora, for a net gain of $14.8 million. The gain was included in income from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations for the six months ended June 28, 2013.
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
The Company recorded a gain of $14.8 million in the six months ended June 28, 2013 , in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : Carrying value of net assets
Inventories, net	$10,579
Prepaid expenses and other current assets	612
Property and equipment, net	1,180
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)
Total net assets sold and de-recognized		$21,480
Less : Selling cost		2,467
Less : Tax effect		7,234
Gain on disposal, net of taxes		$14,819

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
The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for fiscal 2013. There were no operating activities associated with the cable access HFC business after December 31, 2013. Revenue and the components of net income related to the discontinued operations for the three and six months ended June 28, 2013 were as follows (in thousands):

	Three months ended	Six months ended
	June 28, 2013
Revenue	$—	$9,556
Operating income (loss)	$(319)	$515
Less : benefit from income taxes	(60)	(194)
Add : Gain (loss) on disposal, net of taxes	(137)	14,819
Income from discontinued operations, net of taxes	$(396)	$15,528

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 27, 2014
State, municipal and local government agencies bonds	$35,412	$41	$(33)	$35,420
Corporate bonds	30,112	16	(11)	30,117
Commercial paper	5,694	—	—	5,694
U.S. federal government bonds	4,004	3		4,007
Total short-term investments	$75,222	$60	$(44)	$75,238
As of December 31, 2013
State, municipal and local government agencies bonds	$40,426	$38	$(15)	$40,449
Corporate bonds	33,483	20	(7)	33,496
Commercial paper	2,299	—	—	2,299
U.S. federal government bonds	4,004	4	—	4,008
Total short-term investments	$80,212	$62	$(22)	$80,252
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	June 27, 2014	December 31, 2013
Less than one year	$52,594	$55,278
Due in 1 - 2 years	22,644	24,974
Total short-term investments	$75,238	$80,252
Realized gains and losses from the sale of investments for the three and six months ended June 27, 2014 and June 28, 2013 were not material.
Impairment of Investments
The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the

Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of June 27, 2014.
As of June 27, 2014, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES
The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, Japanese yen and Israeli shekel. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These contracts are not designated as hedges that are eligible for hedge accounting treatment and are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contacts for trading purposes. The balance sheet location and net fair value of each of the Company’s derivatives are as follows (in thousands):

		Fair Value of Asset (Liability)
Derivatives not designated as hedging instruments	Balance Sheet Location	June 27, 2014	December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$79	$196
Foreign currency contracts	Accrued liabilities	(16)	(195)
The effects of the changes in the fair values of non-designated foreign currency forward contracts are summarized as follows (in thousands) :

	Three Months Ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gain (loss) recorded in other income (expense), net	$70	$10	$(106)	$815

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended June 27, 2014, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 27, 2014
Cash equivalents
Money market funds	$26,184	$—	$—	$26,184
Short-term investments
State, municipal and local government agencies bonds	—	35,420	—	35,420
Corporate bonds	—	30,117	—	30,117
Commercial paper	—	5,694	—	5,694
U.S. federal government bonds	4,007	—	—	4,007
Prepaids and other current assets
Derivative assets (1)	—	79	—	79
Total assets measured and recorded at fair value	$30,191	$71,310	$—	$101,501
Accrued liabilities
Derivative liabilities (1)	$—	$16	$—	$16
Total liabilities measured and recorded at fair value	$—	$16	$—	$16
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents
Money market funds	$51,014	$—	$—	$51,014
Short-term investments
State, municipal and local government agencies bonds	—	40,449	—	40,449
Corporate bonds	—	33,496	—	33,496
Commercial paper	—	2,299	—	2,299
U.S. federal government bonds	4,008	—	—	4,008
Prepaids and other current assets
Derivative assets (1)	—	196	—	196
Total assets measured and recorded at fair value	$55,022	$76,440	$—	$131,462
Accrued liabilities
Derivative liabilities (1)	$—	$195	$—	$195
Total liabilities measured and recorded at fair value	$—	$195	$—	$195
(1) Derivative assets and liabilities represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency exchange rates fluctuations primarily from trade and inter-company receivables and payables.

NOTE 7: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	June 27, 2014	December 31, 2013
Accounts receivable, net:
Accounts receivable	$87,627	$83,266
Less: allowances for doubtful accounts, returns and discounts	(7,690)	(8,214)
Accounts receivable, net	$79,937	$75,052

Inventories:
Raw materials	$1,836	$2,389
Work-in-process	718	976
Finished goods	27,616	33,561
	$30,170	$36,926

Property and equipment, net:
Furniture and fixtures	$8,644	$8,227
Machinery and equipment	116,851	114,178
Leasehold improvements	8,334	7,888
Property and equipment, gross	133,829	130,293
Less: accumulated depreciation and amortization	(101,048)	(95,348)
	$32,781	$34,945

NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 27, 2014 are as follows (in thousands):

Balance at beginning of period	$198,022
Foreign currency translation adjustment	77
Balance at end of period	$198,099
The following is a summary of identified intangible assets (in thousands):

		June 27, 2014			December 31, 2013
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(130,880)	$5,265	$136,145	$(121,681)	$14,464
Customer relationships/contracts	5-6 years	67,098	(56,351)	10,747	67,098	(53,772)	13,326
Trademarks and tradenames	4-5 years	11,361	(11,152)	209	11,361	(10,565)	796
Maintenance agreements and related relationships	6-7 years	7,100	(5,069)	2,031	7,100	(4,567)	2,533
Total identifiable intangibles		$221,704	$(203,452)	$18,252	$221,704	$(190,585)	$31,119

Amortization expense for the identifiable purchased intangible assets for the three and six months ended June 27, 2014 and June 28, 2013 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Included in cost of revenue	$4,482	$4,762	$9,198	$9,707
Included in operating expenses	1,718	2,010	3,668	4,098
Total amortization expense	$6,200	$6,772	$12,866	$13,805
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2014 (remaining 6 months)	$4,546	$3,107	$7,653
2015	719	5,783	6,502
2016	—	4,097	4,097
2017	—	—	—
2018	—	—	—
Total future amortization expense	$5,265	$12,987	$18,252

NOTE 9: RESTRUCTURING AND RELATED CHARGES
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and "Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Restructuring and related charges in:
Product cost of revenue	$—	$65	$79	$206
Operating expenses-Restructuring and related charges	284	242	433	666
	$284	$307	$512	$872
Harmonic 2013 Restructuring
In the first quarter of fiscal 2013, the Company committed to a restructuring plan to reduce costs and improve efficiencies. This restructuring plan extended to actions taken through fiscal 2014. In fiscal 2013, the Company recorded $2.2 million of restructuring charges under this plan consisting of worldwide workforce reductions, writing down leasehold improvements and furniture related to its Milpitas warehouse to estimated net realizable value, and obsolete inventory at its Israel facilities. Of the $2.2 million restructuring charges in fiscal 2013, $872,000 was recorded in the six months ended June 28, 2013. For a complete discussion of the restructuring actions related to the 2013 restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The Company recorded $284,000 and $512,000 under this plan, in the three and six months ended June 27, 2014, respectively. The restructuring charges in the six months ended June 27, 2014 consisted of severance and benefits related to the termination of twenty employees worldwide, and costs associated with vacating from an excess facility in France. The following table summarizes the activity in the restructuring accrual under this plan during the six months ended June 27, 2014 (in thousands):

	Severance	Excess facilities	Total
Balance at December 31, 2013	$179	$—	$179
2013 Plan restructuring charges	487	32	519
Adjustments to restructuring provisions	(7)	—	(7)
Cash payments	(592)	(32)	(624)
Balance at June 27, 2014	$67	$—	$67
The Company anticipates that the remaining restructuring accrual balance of $67,000 will be substantially paid out by the third quarter of fiscal 2014.
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

NOTE 10: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. There were no borrowings during the six months ended June 27, 2014. As of June 27, 2014, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
This facility, which became effective in August 2011 and was amended in August 2012, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of June 27, 2014, the Company’s ratio under that covenant was 3.6 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. As of June 27, 2014, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at June 27, 2014,) or at LIBOR for the desired borrowing period (an annualized rate of 0.15% for a one month borrowing period at June 27, 2014) plus 1.75%, or 1.90%. Borrowings are not collateralized.

NOTE 11: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 12, “Employee Benefit Plans”, of Notes to Consolidated Financial Statements in the 2013 Form 10-K
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the six months ended June 27, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	8,752	7,885	$6.92	3,018	$6.34
Authorized	—	—	—	—	—
Granted	(3,195)	1,349	6.49	1,230	6.55
Options exercised	—	(199)	5.25	—	—
Shares released	—	—	—	(1,187)	6.22
Forfeited or cancelled	1,296	(1,285)	8.43	(132)	6.26
Balance at June 27, 2014	6,853	7,750	$6.64	2,929	$6.48
The following table summarizes information about stock options outstanding as of June 27, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	7,359	$6.65	3.8	$8,610
Exercisable	4,807	6.84	2.7	5,460
The intrinsic value of options vested and expected to vest and exercisable as of June 27, 2014 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of June 27, 2014. The intrinsic value of options exercised during the three and six months ended June 27, 2014 was $0.2 million and $0.4 million, respectively. The intrinsic value of options exercised during the three and six months ended June 28, 2013 was $0.4 million and $0.9 million, respectively.
The following table summarizes information about restricted stock units outstanding as of June 27, 2014 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,691	0.8	$20,045
The fair value of restricted stock units vested and expected to vest as of June 27, 2014 is calculated based on the fair value of the Company's common stock as of June 27, 2014.
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
401(k) Plan
Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Harmonic contributed $277,000 and $312,000 for the six months ended June 27, 2014 and June 28, 2013, respectively.

NOTE 12: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Stock-based compensation in:
Cost of revenue	$623	$622	$1,139	$1,233
Research and development expense	1,269	1,121	2,370	2,324
Selling, general and administrative expense	2,669	2,279	4,859	4,364
Total stock-based compensation in operating expense	3,938	3,400	7,229	6,688
Total stock-based compensation	$4,561	$4,022	$8,368	$7,921
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Expected term (years)	4.70	4.70	4.70	4.70
Volatility	39%	49%	40%	51%
Risk-free interest rate	1.7%	1.1%	1.7%	0.8%
Expected dividends	0.0%	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of options granted was $2.70 and $2.60 for the three months ended June 27, 2014 and June 28, 2013, respectively. The weighted-average fair value per share of options granted was $2.35 and $2.50 for the six months ended June 27, 2014 and June 28, 2013, respectively.

The fair value of all stock options vested during the three months ended June 27, 2014 and June 28, 2013 were both at $0.7 million. The fair value of all stock options vested during the six months ended June 27, 2014 and June 28, 2013 were both at $2.0 million.
The total realized tax benefit attributable to stock options exercised during the three and six months ended June 27, 2014, in jurisdictions where this expense is deductible for tax purposes, was $119,000 and $304,000, respectively. The Company did not recognize any tax benefit attributable to stock options exercised during the six months ended June 28, 2013.
Restricted Stock Units
The aggregate fair value of all restricted stock units issued during the three months ended June 27, 2014 and June 28, 2013 was $2.0 million and $1.8 million respectively. The estimated fair value of all restricted stock units issued during the six months ended June 27, 2014 and June 28, 2013 were both at $7.4 million.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The weighted average fair value of the Company's ESPP shares at purchase dates was estimated using the following weighted average assumptions during the six months ended June 27, 2014 and June 28, 2013:

	Purchase Period Ending
	June 30, 2014	June 30, 2013
Expected term (years)	0.50	0.49
Volatility	28%	30%
Risk-free interest rate	0.1%	0.2%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.70	$1.23
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
Unrecognized Stock-Based Compensation
As of June 27, 2014, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $20.6 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average vesting period of 1.8 years.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Loss from continuing operations before income taxes	$(8,709)	$(4,707)	$(15,842)	$(19,677)
Provision for (benefit from) income taxes	28,353	(1,303)	26,630	(6,770)
Effective income tax rate	(325.6)%	27.7%	(168.1)%	34.4%
The Company's quarterly income taxes reflect an estimate of the corresponding fiscal year's annual effective tax rate and include, where applicable, adjustments for discrete tax items.
The Company's effective rate for the six months ended June 27, 2014 was higher than the U.S. federal statutory rate of 35% primarily due to a $24.5 million increase in the valuation allowance against both U.S. federal and state deferred tax assets. The increased valuation allowance was a result of a history of operating losses in recent years, including the lower than expected revenue and profitability in the second quarter, that has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets. The Company will continue to assess the realizability of the remaining deferred tax assets, which primarily relates to California state tax and certain foreign jurisdictions going forward and adjust the valuation allowance accordingly. As such, further valuation allowance increases may be recorded in the next twelve months.
The Company's effective rate for the six months ended June 28, 2013 was slightly lower than the U.S. federal statutory rate of 35% primarily attributable to the net of various discrete items, non-deductible amortization on foreign intangibles, the differential in foreign tax rates, federal research and development tax credit, and non-deductible stock-based compensation expense. The discrete items included primarily the increase in the valuation allowance on California research and development tax credit and accrued interest on uncertain tax positions, offset partially by the benefit associated with the reinstatement of the prior year's federal research and development tax credit, and the benefit associated with the reversal of previously recorded foreign income taxes due to the expiration of the statute of limitation in the foreign jurisdictions.
The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008 and 2009 tax years. In addition, the statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax return expired in September 2013 and, as a result, in the third quarter of 2013, the Company released the related tax reserves, including accrued interest and penalties, for those tax years. The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities. The statute of limitation for the 2010 tax year will be expiring in September 2014 and the tax reserve for the 2010 tax year is approximately $5.5 million. In significant foreign jurisdictions, the 2006 through 2012 tax years generally remain subject to examination by their respective tax authorities.
The Company's operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of June 27, 2014, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $26.1 million, that if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $1.8 million of gross interest and penalties accrued as of June 27, 2014. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of June 27, 2014, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $8.3 million due to expiration of the applicable statues of limitations over the next twelve months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerator:
Loss from continuing operations	$(37,062)	$(3,404)	$(42,472)	$(12,907)
Income (loss) from discontinued operations	—	(396)	—	15,528
Net income (loss)	$(37,062)	$(3,800)	$(42,472)	$2,621
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	93,966	109,938	95,899	112,534
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.39)	$(0.03)	$(0.44)	$(0.11)
Discontinued operations	$0.00	0.00	$0.00	$0.14
Net Income (loss)	$(0.39)	$(0.03)	$(0.44)	$0.02
The following table sets forth the potentially dilutive shares from stock options, restricted stock units and the ESPP, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Potentially dilutive equity awards outstanding	11,696	13,182	11,384	12,949

NOTE 15: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of June 27, 2014, after giving effect to $0.3 million of future sublease income from Aurora, are as follows (in thousands):

Years ending December 31,
2014 (remaining six months)	$5,264
2015	10,199
2016	8,531
2017	7,788
2018	7,661
Thereafter	13,738
Total	$53,181

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

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Balance at beginning of period	$3,659	$3,270	$3,606	$4,292
Transfer to Aurora as part of the sale of discontinued operations	—	—		(939)
Accrual for current period warranties	1,606	1,948	3,355	3,342
Warranty costs incurred	(1,733)	(1,990)	(3,429)	(3,467)
Balance at end of period	$3,532	$3,228	$3,532	$3,228
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria defined by the Company. The Company had approximately $24.5 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of June 27, 2014.
Standby Letters of Credit
As of June 27, 2014, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.2 million as of June 27, 2014.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through June 27, 2014.
Guarantees
The Company has $0.5 million of guarantees in Israel as of June 27, 2014, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. The parties are currently engaged in post-trial briefing. Avid has indicated it intends to appeal the verdict.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. Avid has not indicated whether it intends to appeal the PTAB’s decision.
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

NOTE 16: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	June 27, 2014	December 31, 2013
Foreign currency translation adjustments	$(12)	$(242)
Unrealized gain on investments	13	33
Accumulated other comprehensive loss	$1	$(209)
Common Stock Repurchases
On April 24, 2012, our Board of Directors (the "Board") approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. During 2013, the Board approved $195 million of increases to the program, increasing the aggregate authorized amount of the program to $220 million. On February 6, 2013, the Board approved a modification to the program that permits the Company to also repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. On May 14, 2014, the Board approved an increase to the aggregate amount authorized under the repurchase program of $80 million and extended the repurchase period through the end of 2016.
As of June 27, 2014, we had purchased 31.3 million shares of common stock under this program at a weighted average price of $6.16 per share for an aggregate purchase price of $193.0 million, excluding fees. The remaining authorized amount for stock repurchases under this program was $107.0 million as of June 27, 2014. For addition information, see "Item2 - Unregistered sales of equity securities and use of proceeds" of this Form 10-Q.

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
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable operators and satellite Pay-TV service providers. Sales to our ten largest customers in the three and six months ended June 27, 2014 accounted for approximately 40% of our revenue, in both periods compared to 37% and 33%, respectively, for the same periods in 2013. The increases in the sales to our ten largest customers in the three and six months ended June 27, 2014, as compared to the same periods in 2013, were primarily due to increased cable edge product sales, including our new NSG Pro converged cable access platform ("CCAP") product. While we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and six months ended June 27, 2014, revenue from Comcast accounted for approximately 19% of our total revenue in both periods, compared to 11% and 10%, respectively, for the same periods in 2013.
In the three and six months ended June 27, 2014, we recognized revenue of $110 million and $218 million, respectively, compared to $117 million and $219 million in the same periods in 2013. The decreases in revenue in the three and six months ended June 27, 2014, were primarily due to decreased video products revenue, primarily, we believe, as a result of some of our customers delaying their purchase decisions until products based on our new VOS software platform, as well as new UltraHD and high efficiency video coding (HEVC) technologies, become available. During the second quarter of fiscal 2014, the Company announced its new VOS solution, a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in IT data center environments. Typically, a service provider or broadcast and media customer transitioning to these kinds of new technologies requires extensive planning and preparation. The decrease in our video processing and production and playout revenue was partially offset by increased revenue from our cable edge products, including our new NSG Pro product.
Our international revenue decreased 4% and 6%, respectively, in the three and six months ended June 27, 2014, as compared to the same periods in 2013, primarily due to a softer demand in the Europe, Middle East and Africa ("EMEA") region across all our products. Domestic sales decreased by 9% in the three months ended June 27, 2014, as compared to the same period in 2013 and increased 6% in the six months ended June 27, 2014, as compared to the same period in 2013. The increase in our domestic sales in the six months ended June 27, 2014, as compared to the same period in 2013, was primarily driven by increased cable edge product sales in the U.S. to cable operators. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales in emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.
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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
There have been no material changes to our critical accounting policies, judgments and estimates, during the six months ended June 27, 2014, from those disclosed in our 2013 Form 10-K.

RESULTS OF OPERATIONS
Net Revenue
Net Revenue by Product Line
Harmonic’s consolidated net revenue, by product line, for the three and six months ended June 27, 2014, compared to the same periods in 2013, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three and six months ended June 27, 2014, as compared to the same periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands, except percentages)
Product
Video products(1)	$57,196	$83,746	$121,214	$148,882
Cable edge products	29,332	13,031	53,574	30,370
Service and support	23,061	20,351	42,833	39,548
Total	$109,589	$117,128	$217,621	$218,800
Increase (Decrease):
Video products	$(26,550)		$(27,668)
Cable edge products	16,301		23,204
Service and support	2,710		3,285
Total decrease	$(7,539)		$(1,179)
Percent change:
Video products	(32)%		(19)%
Cable edge products	125		76
Service and support	13		8
Total percent change	(6)%		(1)%
(1) Video products now includes video processing products and production and playout products. As new technologies continue to evolve, the functionality of the Company's video processing and production and playout products are increasingly converging onto a single platform. The distinction between the two product groups is becoming less identifiable and as a result, management has decided to report these two product groups together as one product group. The information for the prior periods have been reclassified to conform to the presentation of the current periods.
Video products net revenue decreased 32% and 19%, respectively, in the three and six months ended June 27, 2014, compared to the same periods in 2013. We believe the decrease in video products revenue was principally attributable to the decision by some of our larger customers to delay their purchase decisions until products based on our new VOS virtualized media processing software platform, as well as new Ultra HD format and new HEVC compression technologies, become available.

Cable edge net revenue increased 125% and 76%, respectively, in the three and six months ended June 27, 2014, compared to the same periods in 2013, primarily due to our NSG products, including the new NSG Pro product that was launched in the fourth quarter of 2013.
The 13% and 8% increase in our service and support net revenue in the three and six months ended June 27, 2014, compared to the same periods in 2013, was mainly driven by increased maintenance revenue and to a lesser extent, revenue from professional and integration services, across all regions.
Net Revenue by Geographic Region
Harmonic’s net revenue by geographical region for the three and six months ended June 27, 2014, compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage change in the regional revenue, in the three and six months ended June 27, 2014, from the corresponding periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands, except percentages)
Geography
Americas (1)	$60,066	$66,811	$124,952	$117,371
EMEA	31,519	34,618	55,706	67,333
APAC	18,004	15,699	36,963	34,096
Total	$109,589	$117,128	$217,621	$218,800
Increase (Decrease):
Americas	$(6,745)		$7,581
EMEA	(3,099)		(11,627)
APAC	2,305		2,867
Total decrease	$(7,539)		$(1,179)
Percent change:
Americas	(10)%		6%
EMEA	(9)		(17)
APAC	15		8
Total percent change	(6)%		(1)%
(1) Americas include U.S., Canada and Latin America. The information for the prior periods have been reclassified to conform to the presentation of the current periods.

Americas net revenue decreased 10% in the three months ended June 27, 2014, compared to the same period in 2013, primarily due to a slowdown in our North American broadcast and media customers for our video products. We believe that these customers have delayed their purchase decisions for several anticipated projects until products based on our new VOS virtualized media processing software platform, as well as new Ultra HD format and new HEVC compression technologies, become available. This decrease was offset partially by increased sales to U.S. cable operators, primarily for our cable edge products, including our new NSG Pro product.

Americas net revenue increased 6% in the six months ended June 27, 2014, compared to the same period in 2013, primarily due to increased sales to U.S. cable operators, primarily for our cable edge products, including our new NSG Pro product. The increase was offset partially by a slowdown in our North American broadcast and media customers for our video products in the second quarter of 2014, primarily due to our customers' growing consideration of our new VOS solution as well as the new Ultra HD format and new HEVC compression technologies.

EMEA net revenue decreased 9% and 17% in the three and six months ended June 27, 2014, compared to the same periods in 2013, primarily in Europe for our video products including encoders and video servers, as it appears that some of our larger customers are looking ahead to our new products and new technologies.

APAC net revenue increased 15% and 8% in the three and six months ended June 27, 2014, compared to the same periods in 2013, primarily due to increased sales of our cable edge products, including NSG Pro.

Gross Profit
Harmonic’s gross profit and gross profit as a percentage of net revenue (“gross margin”) in the three and six months ended June 27, 2014, as compared to the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and six months ended June 27, 2014, from the corresponding periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except percentages)
Gross profit	$49,817	$57,892	$102,129	$104,057
As a percentage of net revenue (“gross margin”)	45.5%	49.4%	46.9%	47.6%
Decrease	$(8,075)		$(1,928)
Percent change	(14)%		(2)%
Our gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers.

The decrease in gross profit and gross margin in the three and six months ended June 27, 2014, compared to the corresponding periods in 2013, was primarily attributable to the decrease in our video processing and production and playout revenues, which generally carry higher gross margins than our other products, and also due to relatively lower software and firmware revenues. In addition, our cable edge revenue which grew faster than the revenue for our other products, carries a lower gross margin since the recently launched NSG Pro products have not yet benefited from full capacity cost optimization.

In the three and six months ended June 27, 2014, $4.5 million and $9.2 million of amortization of intangibles was included in cost of revenue, compared to $4.8 million and $9.7 million in the corresponding periods in 2013.

Research and Development
Harmonic’s research and development expense consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. Harmonic's research and development expense and the expense as a percentage of net revenue in the three and six months ended June 27, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and six months ended June 27, 2014, from the corresponding periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except percentages)
Research and development	$23,485	$25,820	$47,373	$51,071
As a percentage of net revenue	21%	22%	22%	23%
Decrease	$(2,335)		$(3,698)
Percent change	(9)%		(7)%
The $2.3 million or 9% decrease in research and development expenses in the three months ended June 27, 2014, compared to the corresponding period of 2013, was primarily due to reduced headcount and related expenses, including contractors, as a result of restructuring programs implemented in fiscal 2013, combined with additional attrition in our workforce.
The $3.7 million or 7% decrease in research and development expenses in the six months ended June 27, 2014, compared to the corresponding period of 2013, was primarily due to decreased headcount and related expense, including contractors, of $4.3 million and decreased prototype material costs of $0.3 million. The decrease in headcount related expenses was mainly a result of restructuring programs implemented in 2013 and a decrease in accrual for employee time off benefits. Effective April 1, 2013, the Company implemented a new program which no longer requires the accrual of employee time off benefits in the U.S.

These decreases in research and development expenses in the six months ended June 27, 2014 were offset partially by increased expenses on consulting and outside engineering services of $1.1 million.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three and six months ended June 27, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three and six months ended June 27, 2014, from the corresponding periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except percentages)
Selling, general and administrative	$32,979	$34,424	$66,526	$67,693
As a percentage of net revenue	30%	29%	31%	31%
Decrease	$(1,445)		$(1,167)
Percent change	(4)%		(2)%
The decrease in selling, general and administrative expenses in the three months ended June 27, 2014, compared to the corresponding period of 2013, was primarily the result of decreased legal and other professional fees of $1.2 million, mainly associated with the legal proceedings with Avid Technology, and $0.7 million related to shareholder activist activity in the second quarter of 2013, and decreased headcount and related expenses of $0.6 million mainly due to lower bonus expenses accrued, offset partially by increased facilities rental and operating expenses in the U.S. as well as in the Asia region and increased depreciation for demonstration equipment, aggregating $1.1 million.

The decrease in selling, general and administrative expenses in the six months ended June 27, 2014, compared to the corresponding period of 2013, was primarily the result of decreased legal and other professional fees of $1.7 million, mainly associated with the legal proceedings with Avid Technology, and $0.7 million related to shareholder activist activity in the second quarter of 2013, and decreased headcount and related expenses of $0.9 million mainly due to lower bonus expenses accrued, offset partially by increased facilities rental and operating expenses in the U.S. as well as in the Asia region and increased depreciation for demonstration equipment, aggregating $1.9 million.

Amortization of Intangibles
Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three and six months ended June 27, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and six months ended June 27, 2014, from the corresponding periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except percentages)
Amortization of intangibles	$1,718	$2,010	$3,668	$4,098
As a percentage of net revenue	2%	2%	2%	2%
Decrease	$(292)		$(430)
Percent change	(15)%		(10)%
The decrease in amortization of intangibles expense in the three and six months ended June 27, 2014, compared to the corresponding periods in 2013, was primarily due to certain purchased intangible assets becoming fully amortized.
Restructuring and Related Charges
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and "Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Restructuring and related charges in:
Product cost of revenue	$—	$65	$79	$206
Operating expenses-Restructuring and related charges	284	242	433	666
	$284	$307	$512	$872
The $512,000 restructuring and related charges in the six months ended June 27, 2014 consisted of $480,000 of severance and benefits covering twenty employees primarily in research and development and $32,000 of costs associated with vacating from an excess facility in France.
The $0.9 million restructuring and related charges in the six months ended June 28, 2013 consisted of $0.7 million severance and benefits covering thirty-nine employee across all functions, and $0.2 million relating to the write-down of leasehold improvements and furnitures related to the Company's Milpitas warehouse to its net realizable value. For a complete discussion of the restructuring actions and charges related to the 2013 restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest Income, Net
In the three months ended June 27, 2014 and June 28, 2013, interest income, net was $67,000 and $30,000, respectively. In the six months ended June 27, 2014 and June 28, 2013, interest income, net was $144,000 and $94,000, respectively.
Other Expense, Net
In the three months ended June 27, 2014 and June 28, 2013, other expense, net was $(127,000) and $(133,000), respectively. In the six months ended June 27, 2014 and June 28, 2013, other expense was $(115,000) and $(300,000), respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S dollar. For details of our hedging program and related foreign currency contracts, please refer to Note 5, Derivatives and Hedging Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income Taxes
Harmonic’s provision for (benefit from) income taxes and the expense (benefit) as a percentage of net revenue, in the three and six months ended June 27, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in benefit from income taxes in the three and six months ended June 27, 2014, from the corresponding periods in 2013.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except percentages)
Provision for (benefit from)income taxes	$28,353	$(1,303)	$26,630	$(6,770)
As a percentage of net revenue	26%	(1)%	12%	(3)%
Increase in provision for income taxes	$29,656		$33,400
Percent change	(2,276)%		(493)%
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
The Company's effective rate of (168.1)% for the six months ended June 27, 2014 was different from the U.S. federal statutory rate of 35% primarily due to a $24.5 million increase in the valuation allowance against both U.S. federal and state deferred tax assets. The increased valuation allowance was a result of a history of operating losses in recent years, including the lower than expected revenue and profitability in the second quarter, that has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets. The Company will continue to assess the realizability of the remaining deferred tax assets, which primarily relates to California state tax and certain foreign jurisdictions going forward and adjust the valuation allowance accordingly. As such, further valuation allowance increases may be recorded in the next twelve months.
The Company's effective rate of 34.4% for the six months ended June 28, 2013 was slightly lower than the U.S. federal statutory rate of 35% primarily attributable to the net of various discrete items, non-deductible amortization on foreign intangibles, the differential in foreign tax rates, federal research and development tax credit, and non-deductible stock-based compensation expense. The discrete items included primarily the increase in the valuation allowance on California research and development tax credit and accrued interest on uncertain tax positions, offset partially by the benefit associated with the reinstatement of the prior year's federal research and development tax credit, and the benefit associated with the reversal of previously recorded foreign income taxes due to the expiration of the statute of limitation in the foreign jurisdictions.
Discontinued Operations
In the first quarter of fiscal 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”). The results of operations associated with the cable access HFC business were presented as discontinued operations in its unaudited condensed consolidated financial statements as described in Note 3, "Discontinued Operations".The income (loss) from discontinued operations, net of tax in the three and six months ended June 28, 2013 was $(0.4) million and $15.5 million, respectively. The income from discontinued operations in the six months ended June 28, 2013 included a $14.8 million net gain in connection with the sale. There were no operating activities associated with the cable access HFC business after December 31, 2013.
Liquidity and Capital Resources
As of June 27, 2014, our cash and cash equivalents totaled $59.2 million, and our short-term investments totaled $75.2 million. As of June 27, 2014, a majority of our cash, cash equivalents and short-term investments were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations in the next twelve months, as well as any stock repurchases under our present stock repurchase program. In the event that we need funds from our foreign subsidiaries to fund the operations in the U.S., and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
We have a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on August 22, 2014. As of June 27, 2014, there were no amounts outstanding under the line of credit facility and there were no borrowings during the six months ended June 27, 2014. As of June 27, 2014, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at June 27, 2014) or at LIBOR for the desired borrowing period (an annualized rate of 0.15% for a one month borrowing period at June 27, 2014) plus 1.75%, or 1.90%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of June 27, 2014, the ratio under that covenant was 3.6 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.
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
In addition, our ability to raise funds may be adversely affected by a number of factors relating to Harmonic, as well as factors beyond our control, including any global or regional economic slowdown, wars and conflicts, market uncertainty surrounding any necessary increases in the U.S. debt limit and its future debt obligations, and conditions in financial markets and the industries we serve. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	June 27, 2014	June 28, 2013
Net cash provided by (used in):
Operating activities	$26,779	$19,082
Investing activities	(2,232)	60,110
Financing activities	(55,719)	(92,554)
Effect of foreign exchange rate changes on cash	16	(105)
Net decrease in cash and cash equivalents	$(31,156)	$(13,467)
Operating Activities
Net cash provided by operations in the six months ended June 27, 2014 was $26.8 million, resulting from a net loss of $42.5 million, adjusted for $59.7 million in non-cash gains and charges, and a $9.6 million increase in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included $27.4 million adjustments to deferred income taxes, mainly related to the increase in U.S. federal tax valuation allowance as a result of the Company's history of recent operating losses that has led to uncertainty with respect to the Company's ability to realize certain of its net deferred tax assets. The non-cash gains and charges also included amortization of intangible assets, stock-based compensation, depreciation, and provisions for excess and obsolete inventories and provision for doubtful accounts, returns and discounts. The net change in operating assets and liabilities included increases in deferred revenue and accounts payable, as well as decreases in inventories, which were partially offset by increases in accounts receivable and prepaid and other assets, as well as decreases in accrued liabilities. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts. The decrease in inventories was primarily due to our concerted efforts to better optimize our supply chain. The increase in accounts receivable was mainly the result of the timing of customer receipts.
Net cash provided by operations in the six months ended June 28, 2013 was $19.1 million, resulting from a net income of $2.6 million, adjusted for $10.0 million in non-cash gains and charges and a $6.5 million increase in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, and provisions for excess and obsolete inventories, doubtful accounts, returns and discounts, and partially offset by a $14.8 million gain on disposal of discontinued operations, net of tax and adjustments to deferred income taxes. The net change in operating assets and liabilities included decreases in inventories and prepaid expenses and other assets, as well as an increase in deferred revenue, which were offset partially by increases in accounts payable, income tax payable and accrued other liabilities. The decrease in inventories was primarily due to lower purchases resulting from sale of the cable access HFC business. The decrease in accrued other liabilities includes the settlement of the U.S. employee accrued paid time off benefit balance of $4.5 million in April 2013, as we implemented a new employee time off program and, as a result, are no longer required to accrue for employee time off benefits in the U.S.
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
Investing Activities
Net cash used in investing activities was $2.2 million in the six months ended June 27, 2014, resulting from the purchase of short-term investments of $26.6 million and capital expenditures of $6.5 million, partially offset by the proceeds from the net sale and maturity of investments of $30.8 million.
Net cash provided by investing activities was $60.1 million in the six months ended June 28, 2013, resulting from the net proceeds from the sale of discontinued operations of $43.6 million and proceeds from the net sale and maturity of short-term investments of $64.3 million, partially offset by the purchase of short-term investments of $39.1 million and capital expenditures of $8.8 million.
Financing Activities
Net cash used in financing activities was $55.7 million in the six months ended June 27, 2014, primarily resulting from $54.8 million of payments for the repurchase of common stock in connection with our stock repurchase program and $1.3 million of net payments relating to the repurchase of common stock issued to employees to satisfy employee tax withholding obligations that arose on the vesting of shares of restricted stocks units, partially offset by $0.3 million excess tax benefits from stock-based compensation.
Net cash used in financing activities was $92.6 million in the six months ended June 28, 2013, resulting from $95.4 million of payments for the repurchase of common stock in connection with our stock repurchase program, partially offset by $2.8 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 27, 2014.

Contractual Obligations and Commitments
As of June 27, 2014, we had approximately $24.5 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the six months ended June 27, 2014, from such information presented in our 2013 Form 10-K.

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
Harmonic has certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 11% and 12% of revenue in the first six months of 2014 and 2013, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel, British pound, Euro, Singapore dollar, Chinese yuan and Indian rupee. Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.
The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, Japanese yen and Israeli shekel. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These derivative instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contacts for trading purposes. The notional amounts of our foreign currency forward contracts outstanding at June 27, 2014 are summarized in U.S. dollar equivalents as follows (in thousands):

Forward contracts sold:	June 27, 2014	December 31, 2013
Euro	2,246	14,254
British pound sterling	992	2,914
Japanese yen	1,937	3,777
Israeli shekel	906	—
	6,081	20,945
Forward contracts purchased:
Euro	—	6,024
British pound sterling	—	2,966
Japanese yen	—	1,608
Israeli shekel	4,963	4,441
	4,963	15,039
Interest rate and credit risk
Harmonic's exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of June 27, 2014, our cash, cash equivalents and short-term investments balance was $134.4 million and we had no borrowings during the first six months ended 2014. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in "accumulated other comprehensive income (loss)”. For the first six months ended 2014 and 2013, realized gains and realized losses from the sale of investments were not material.
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
A sensitivity analysis was performed to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of June 27, 2014, a hypothetical 100 basis point increase in interest rates would result in a $0.4 million decline in fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. The parties are currently engaged in post-trial briefing. Avid has indicated it intends to appeal the verdict.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. Avid has not indicated whether it intends to appeal the PTAB’s decision.
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

• impact of industry consolidation;

• customers suspending or reducing capital spending in anticipation of the introduction of announced new standards, such as high efficiency video coding (HEVC), and products, such as products based on the Converged Cable Access Platform (CCAP) architecture;

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

Our competitors in video processing solutions include vertically integrated system suppliers, such as Arris, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies including Thomson Video Networks, Envivio, RGB Networks, Sumavision Technologies and Elemental Technologies. In production and playout products, competitors are Harris, Grass Valley, (a Belden Inc. company), EVS and Evertz Microsystems. In the cable edge product category, competitors include Arris, Cisco Systems, Casa Systems and CommScope. Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Tandberg Television was acquired by Ericsson; and Miranda Technologies and Grass Valley were acquired by Belden Inc.

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions, including products that facilitate, enable and enhance multiscreen video, enhanced video compression and video quality technologies, media playout servers utilizing integrated channel playout, and CCAP-based cable edge products. We recently announced our VOS solution, a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in IT data center environments. We also recently introduced our first video processing and encoding software product based on this platform. We believe some of our customers have been delaying their purchase decisions until products based on our new VOS software platform and new UltraHD and high efficiency video coding (HEVC) technologies are deployed, which has adversely affected our revenue from video products in recent fiscal quarterly periods.

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

Revenue derived from customers outside of the U.S. in the first six months of 2014 and 2013 represented approximately 52% and 55% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the first six months 2014 and 2013 accounted for approximately 40% and 33% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first six months ended 2014 and 2013, revenue from Comcast accounted for approximately 19% and 10% of our revenue, respectively, and further consolidation in the cable industry, such as Comcast’s recently announced intention to acquire Time Warner Cable, could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As of June 27, 2014, we had 482 employees in our international operations, representing approximately 46% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We outsource a portion of our research and development activities to a third party partner with engineering resources located in Ukraine. Political, social and economic instability and unrest or violence in Ukraine, including the ongoing conflict with

Russian-backed separatists or conflict with Russia directly, could cause disruptions to the business and operations of our outsourcing partner, which could slow or delay the development work our partner is undertaking or us. Instability, unrest or conflict could limit or prevent our employees from traveling to or from, or within, Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine to other locations. The resulting delays could negatively impact our product development efforts and our business.

We face risks associated with having facilities and employees located in Israel

We maintain facilities in two locations in Israel with a total of 177 employees, or approximately 17% of our worldwide workforce, as of June 27, 2014. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, certain product lines, and sales activities.

We are directly influenced by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel within, or to or from, Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 14% of those employees were called for active military duty in 2013. In the event that more employees are called to active duty, certain of our research and development activities may be adversely affected, including significantly delayed. In addition, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Current or future tensions and conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

Our 2008, 2009 and 2010 U.S. corporate income tax returns were audited by the Internal Revenue Service ("IRS") and a subsidiary of the Company was under audit by the Israel tax authority for the years 2007 through 2011. However, the statute of limitations for the audit of our 2008 and 2009 tax years by the IRS expired during the third quarter of 2013, effectively ending the IRS audits for those years. As a result, the related tax reserves, including accrued interests and penalties, for those tax years were released in the third quarter of 2013. Further, the audits by the Israel tax authority for our 2007 through 2011 tax years ended in the third quarter of 2013, and we reached a settlement with the Israel tax authority that did not involve any material adjustments. If, upon the conclusion of the remaining IRS audit for 2010 and the expiration of the related statute of limitations, the ultimate determination of taxes owed in the U.S. is for an amount in excess of the tax provision we recorded in 2010, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

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

As of June 27, 2014, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

At June 27, 2014, we held 54 issued U.S. patents and 33 issued foreign patents, and had 22 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of June 27, 2014, we had purchased an aggregate of $193 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $134 million at June 27, 2014, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

• controlling the procedures for conducting and scheduling of Board of Directors and stockholder meetings; and

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2012, the Board of Directors approved a stock repurchase program that provided for the repurchase of up to $25 million of the Company’s outstanding common stock during the term of the program. On January 28, 2013, our Board of Directors approved a $75 million increase to the existing $25 million stock repurchase program. On February 19, 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business. On July 16, 2013, the Board approved a further $85 million increase to the program, resulting in an aggregate of $220 million in purchases approved under the program. On May 14, 2014, the Board approved an increase to the aggregate amount authorized under the repurchase program of $80 million and extended the repurchase period through the end of 2016.
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
As of June 27, 2014, we had purchased 31.3 million shares of common stock under this program at a weighted average price of $6.16 per share for an aggregate purchase price of $193.0 million, excluding fees. The remaining authorized amount for stock repurchases under this program was $107.0 million as of June 27, 2014.
The table below sets forth the stock repurchase activity for the quarter ended June 27, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
March 29, 2014 - April 25, 2014	1,455	$6.81	1,455	$42,794
April 26, 2014 - May 23, 2014	1,056	$7.15	1,056	$115,248
May 24, 2014 - Jun 27, 2014	1,106	$7.43	1,106	$107,031
	3,617	$7.10	3,617

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1(2)	Section 906 Certification of Principal Executive Officer

32.2(2)	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at June 27, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2014 and June 28, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 27, 2014 and June 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 27, 2014 and June 28, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 4, 2014