Form 10-Q
period 2014-09-26
HARMONIC INC
filed 2014-11-03
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 26, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on October 17, 2014 was 88,059,028.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 26, 2014	December 31, 2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,028	$90,329
Short-term investments	55,151	80,252
Accounts receivable, net	75,640	75,052
Inventories	32,512	36,926
Deferred income taxes	2,631	24,650
Prepaid expenses and other current assets	26,852	21,521
Total current assets	234,814	328,730
Property and equipment, net	30,814	34,945
Goodwill	198,007	198,022
Intangibles, net	12,740	31,119
Other assets	13,347	13,268
Total assets	$489,722	$606,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,377	$22,380
Income taxes payable	307	331
Deferred revenue	35,095	27,020
Accrued liabilities	31,043	35,349
Total current liabilities	87,822	85,080
Income taxes payable, long-term	4,199	15,165
Other non-current liabilities	17,554	11,673
Total liabilities	109,575	111,918
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 88,408 and 99,413 shares issued and outstanding at September 26, 2014 and December 31, 2013, respectively	88	99
Additional paid-in capital	2,264,422	2,336,275
Accumulated deficit	(1,883,393)	(1,841,999)
Accumulated other comprehensive loss	(970)	(209)
Total stockholders’ equity	380,147	494,166
Total liabilities and stockholders’ equity	$489,722	$606,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except per share amounts)
Product revenue	$84,583	$98,713	$259,371	$277,965
Service revenue	23,478	24,205	66,311	63,753
Net revenue	108,061	122,918	325,682	341,718
Product cost of revenue	41,802	52,747	134,336	146,916
Service cost of revenue	12,831	13,379	35,789	33,953
Total cost of revenue	54,633	66,126	170,125	180,869
Gross profit	53,428	56,792	155,557	160,849
Operating expenses:
Research and development	22,803	24,560	70,176	75,631
Selling, general and administrative	32,114	32,527	98,640	100,220
Amortization of intangibles	1,661	2,001	5,329	6,099
Restructuring and related charges	388	259	821	925
Total operating expenses	56,966	59,347	174,966	182,875
Loss from operations	(3,538)	(2,555)	(19,409)	(22,026)
Interest income, net	47	47	191	141
Other income (expense), net	(261)	230	(376)	(70)
Loss from continuing operations before income taxes	(3,752)	(2,278)	(19,594)	(21,955)
Provision for (benefit from) income taxes	(4,830)	(38,953)	21,800	(45,723)
Income (loss) from continuing operations	1,078	36,675	(41,394)	23,768
Income from discontinued operations, net of taxes (including gain on disposal of $14,813, net of taxes, for the nine months ended September 27, 2013)	—	91	—	15,619
Net income (loss)	$1,078	$36,766	$(41,394)	$39,387
Basic net income (loss) per share from:
Continuing operations	$0.01	$0.36	$(0.44)	$0.22
Discontinued operations	$0.00	$0.00	$0.00	$0.14
Net income (loss)	$0.01	$0.36	$(0.44)	$0.36
Diluted net income (loss) per share from:
Continuing operations	$0.01	$0.36	$(0.44)	$0.22
Discontinued operations	$0.00	$0.00	$0.00	$0.14
Net income (loss)	$0.01	$0.36	$(0.44)	$0.36
Shares used in per share calculation:
Basic	90,618	101,144	94,113	108,695
Diluted	91,800	102,723	94,113	109,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands)
Net income (loss)	$1,078	$36,766	$(41,394)	$39,387
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(670)	462	(440)	(8)
Gain (loss) on investments	(308)	52	(333)	11
Other comprehensive income (loss) before tax	(978)	514	(773)	3
Income tax expense (benefit) related to items of other comprehensive income (loss)	(7)	17	(12)	5
Other comprehensive income (loss), net of tax	(971)	497	(761)	(2)
Comprehensive income (loss)	$107	$37,263	$(42,155)	$39,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 26, 2014	September 27, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(41,394)	$39,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	18,378	20,569
Depreciation	12,641	12,365
Stock-based compensation	12,720	11,953
Gain on sale of discontinued operations, net of tax	—	(14,813)
Loss on impairment of fixed assets	—	149
Deferred income taxes	31,782	(10,647)
Provision for excess and obsolete inventories	2,013	2,813
Allowance for doubtful accounts, returns and discounts	(116)	1,161
Excess tax benefits from stock-based compensation	(194)	—
Other non-cash adjustments, net	1,108	1,220
Changes in assets and liabilities:
Accounts receivable	(472)	(310)
Inventories	2,401	10,509
Prepaid expenses and other assets	(5,321)	8,522
Accounts payable	(786)	(5,418)
Deferred revenue	7,770	5,127
Income taxes payable	(8,292)	(39,209)
Accrued and other liabilities	(4,717)	(8,244)
Net cash provided by operating activities	27,521	35,134
Cash flows from investing activities:
Purchases of investments	(26,599)	(54,773)
Proceeds from maturities of investments	43,236	50,681
Proceeds from sales of investments	7,408	31,506
Purchases of property and equipment	(8,859)	(11,249)
Purchases of long-term investments	(5,867)	—
Proceeds from sale of discontinued operations, net of selling costs	—	43,527
Net cash provided by investing activities	9,319	59,692
Cash flows from financing activities:
Payments for repurchase of common stock	(86,407)	(103,496)
Proceeds from common stock issued to employees	1,241	5,355
Excess tax benefits from stock-based compensation	194	—
Net cash used in financing activities	(84,972)	(98,141)
Effect of exchange rate changes on cash and cash equivalents	(169)	(25)
Net decrease in cash and cash equivalents	(48,301)	(3,340)
Cash and cash equivalents at beginning of period	90,329	96,670
Cash and cash equivalents at end of period	$42,028	$93,330
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
Variable Interest Entities
From time to time, the Company may enter into investments in entities that are considered variable interest entities under Accounting Standards Codification (ASC) Topic 810. If the Company is the primary beneficiary of a variable interest entity ("VIE"), it is required to consolidate it. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE requires significant assumptions and judgments.

Investments in Equity Securities
The Company accounts for its investments in entities that it does not have significant influence under the cost method. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as long-term investments and included in "Other assets" in the Company's Condensed Consolidated Balance Sheet. Unrealized gains and losses, net of taxes, on the long-term investments are included in the Company's Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss). Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, the Company's initial investment is recorded at cost and the Company reviews all of its cost method investments quarterly to determine if impairment indicators exist. Cost method investments are classified as long-term investments and included in "Other assets" in the Company's Condensed Consolidated Balance Sheet.

Segment Reporting
The Company operates its business in one reportable segment, which is the design, manufacture and sale of versatile and high performance video infrastructure products and system solutions. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision  maker (which for Harmonic is the Chief Executive Officer) in deciding how to allocate resources and assess performance. More recently, the Company has started to view its business through two market segments: Video and Cable Edge. As part of its annual year-end financial planning process, the Company expects to develop internal processes, policies and controls to enable timely and reliable measuring of operating profits by these segments. The Company expects the chief operating decision maker will apply this information in deciding how to allocate resources and assess the Company's performance. As such, the Company anticipates reporting the operating results for the Video and Cable Edge business in its segment reporting in the fourth quarter of 2014.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2013 Form 10-K. There have been no significant changes to these policies during the nine months ended September 26, 2014.
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

NOTE 3: DISCONTINUED OPERATIONS
In February 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46.0 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46.0 million from the sale and recorded a net gain of $15.0 million in connection with the sale in the first quarter of fiscal 2013, adjusted by ($0.2) million in the second quarter of fiscal 2013, primarily related to adjustments on inventory and fixed assets sold to Aurora, for a net gain of $14.8 million. The gain was included in income from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations for the nine months ended September 27, 2013.
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
The Company recorded a gain of $14.8 million in the nine months ended September 27, 2013 , in connection with the sale of the cable access HFC business, calculated as follows (in thousands):

Gross Proceeds		$46,000
Less : Carrying value of net assets
Inventories, net	$10,579
Prepaid expenses and other current assets	612
Property and equipment, net	1,180
Goodwill de-recognized	14,547
Deferred revenue	(4,499)
Accrued liabilities	(939)
Total net assets sold and de-recognized		$21,480
Less : Selling cost		2,473
Less : Tax effect		7,234
Gain on disposal, net of taxes		$14,813
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
The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for fiscal 2013. There were no operating activities associated with the cable access HFC business after December 31, 2013. Revenue and the components of net income related to the discontinued operations for the three and nine months ended September 27, 2013 were as follows (in thousands):

	Three months ended	Nine months ended
	September 27, 2013
Revenue	$161	$9,717
Operating income	$154	$669
Less : Provision for (benefit from) income taxes	57	(137)
Add : Gain (loss) on disposal, net of taxes	(6)	14,813
Income from discontinued operations, net of taxes	$91	$15,619

NOTE 4: INVESTMENTS IN EQUITY SECURITIES

On September 26, 2014, the Company acquired a 19.8% interest in VJU iTV Development GmbH ("VJU"), a software company based in Austria, for $2.5 million. Since VJU's equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, VJU is considered a variable interest entity ("VIE"). The Company determined that it is not the primary beneficiary of VJU because its financial interest in VJU's equity and its research and development agreement with VJU do not empower the Company to direct VJU's activities that will most significantly impact VJU's economic performance. VJU is accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of VJU. As of September 26, 2014, the carrying value of VJU was $2.5 million and it is included in “Other assets" in the Condensed Consolidated Balance Sheet. As of September 26, 2014, the Company's maximum exposure to loss from investment in VJU was limited to the investment cost and research and development fees paid to VJU in the amount of $2.5 million and $0.1 million, respectively.
On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc ("Vislink"), a U.K. public company listed on the AIM exchange, for $3.3 million, and also made $3.3 million prepayment for future software license purchases. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. The Vislink investment is marked to market for the difference in fair value at period end, and as of September 26, 2014, the carrying value of Vislink was $3.1 million and is included in “Other assets" in the Condensed Consolidated Balance Sheet. The $3.3 million prepayment for future software license purchases is included in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheet.
The Company reviews all of its cost method investments quarterly to determine if impairment indicators exist.
NOTE 5: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 26, 2014
State, municipal and local government agencies bonds	$25,719	$26	$(31)	$25,714
Corporate bonds	26,150	5	(17)	26,138
Commercial paper	3,299	—	—	3,299
U.S. federal government bonds	—	—	—	—
Total short-term investments	$55,168	$31	$(48)	$55,151
As of December 31, 2013
State, municipal and local government agencies bonds	$40,426	$38	$(15)	$40,449
Corporate bonds	33,483	20	(7)	33,496
Commercial paper	2,299	—	—	2,299
U.S. federal government bonds	4,004	4	—	4,008
Total short-term investments	$80,212	$62	$(22)	$80,252
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	September 26, 2014	December 31, 2013
Less than one year	$44,452	$55,278
Due in 1 - 2 years	10,699	24,974
Total short-term investments	$55,151	$80,252
These available-for-sale investments are presented as Current Assets as they are available for current operations. Realized gains and losses from the sale of investments for the three and nine months ended September 26, 2014 and September 27, 2013 were not material.
Impairment of Investments
The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the

Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of September 26, 2014.
As of September 26, 2014, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 6: DERIVATIVES AND HEDGING ACTIVITIES
The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, Japanese yen and Israeli shekel. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These contracts are not designated as hedges that are eligible for hedge accounting treatment and are marked to market through earnings every period and generally range from one to three months in original maturity. The Company does not enter into foreign currency forward contacts for trading purposes. The balance sheet location and net fair value of each of the Company’s derivatives are as follows (in thousands):

		Fair Value of Asset (Liability)
Derivatives not designated as hedging instruments	Balance Sheet Location	September 26, 2014	December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$19	$196
Foreign currency contracts	Accrued liabilities	(331)	(195)
The effects of the changes in the fair values of non-designated foreign currency forward contracts are summarized as follows (in thousands) :

	Three Months Ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gain (loss) recorded in other income (expense), net	$(95)	$(157)	$(201)	$658

NOTE 7: FAIR VALUE MEASUREMENTS
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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the nine months ended September 26, 2014, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 26, 2014
Cash equivalents
Money market funds	$4,292	$—	$—	$4,292
Short-term investments
State, municipal and local government agencies bonds	—	25,714	—	25,714
Corporate bonds	—	26,138	—	26,138
Commercial paper	—	3,299	—	3,299
U.S. federal government bonds		—	—	—
Prepaids and other current assets
Derivative assets (1)	—	19	—	19
Other assets
Long-term investment	3,101			3,101
Total assets measured and recorded at fair value	$7,393	$55,170	$—	$62,563
Accrued liabilities
Derivative liabilities (1)	$—	$331	$—	$331
Total liabilities measured and recorded at fair value	$—	$331	$—	$331
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents
Money market funds	$51,014	$—	$—	$51,014
Short-term investments
State, municipal and local government agencies bonds	—	40,449	—	40,449
Corporate bonds	—	33,496	—	33,496
Commercial paper	—	2,299	—	2,299
U.S. federal government bonds	4,008	—	—	4,008
Prepaids and other current assets
Derivative assets (1)	—	196	—	196
Total assets measured and recorded at fair value	$55,022	$76,440	$—	$131,462
Accrued liabilities
Derivative liabilities (1)	$—	$195	$—	$195
Total liabilities measured and recorded at fair value	$—	$195	$—	$195
(1) Derivative assets and liabilities represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency exchange rates fluctuations primarily from trade and inter-company receivables and payables.

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 26, 2014	December 31, 2013
Accounts receivable, net:
Accounts receivable	$81,988	$83,266
Less: allowances for doubtful accounts, returns and discounts	(6,348)	(8,214)
Accounts receivable, net	$75,640	$75,052

Inventories:
Raw materials	$1,805	$2,389
Work-in-process	1,780	976
Finished goods	28,927	33,561
	$32,512	$36,926

Property and equipment, net:
Furniture and fixtures	$8,796	$8,227
Machinery and equipment	117,765	114,178
Leasehold improvements	8,386	7,888
Property and equipment, gross	134,947	130,293
Less: accumulated depreciation and amortization	(104,133)	(95,348)
	$30,814	$34,945

NOTE 9: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 26, 2014 are as follows (in thousands):

Balance at beginning of period	$198,022
Foreign currency translation adjustment	(15)
Balance at end of period	$198,007
The following is a summary of identified intangible assets (in thousands):

		September 26, 2014			December 31, 2013
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(134,731)	$1,414	$136,145	$(121,681)	$14,464
Customer relationships/contracts	5-6 years	67,098	(57,568)	9,530	67,098	(53,772)	13,326
Trademarks and tradenames	4-5 years	11,361	(11,361)	—	11,361	(10,565)	796
Maintenance agreements and related relationships	6-7 years	7,100	(5,304)	1,796	7,100	(4,567)	2,533
Total identifiable intangibles		$221,704	$(208,964)	$12,740	$221,704	$(190,585)	$31,119

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 26, 2014 and September 27, 2013 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Included in cost of revenue	$3,851	$4,763	$13,049	$14,470
Included in operating expenses	1,661	2,001	5,329	6,099
Total amortization expense	$5,512	$6,764	$18,378	$20,569
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2014 (remaining 3 months)	$695	$1,446	$2,141
2015	719	5,783	6,502
2016	—	4,097	4,097
Total future amortization expense	$1,414	$11,326	$12,740

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and "Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Restructuring and related charges in:
Product cost of revenue	$15	$324	$94	$530
Operating expenses-Restructuring and related charges	388	259	821	925
	$403	$583	$915	$1,455
Harmonic 2013 Restructuring
In the first quarter of fiscal 2013, the Company committed to a restructuring plan to reduce costs and improve efficiencies. This restructuring plan extended to actions taken through fiscal 2014. In fiscal 2013, the Company recorded $2.2 million of restructuring charges under this plan consisting of worldwide workforce reductions, writing down leasehold improvements and furniture related to its Milpitas warehouse to estimated net realizable value, and obsolete inventory at its Israel facilities. Of the $2.2 million restructuring charges in fiscal 2013, $1.5 million was recorded in the nine months ended September 27, 2013. For a complete discussion of the restructuring actions related to the 2013 restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company recorded restructuring charges of $403,000 and $915,000 under this plan, in the three and nine months ended September 26, 2014, respectively. The restructuring charges in the nine months ended September 26, 2014 consisted of severance and benefits related to the termination of twenty-five employees worldwide, costs associated with exiting from a research and development project, as well as costs associated with vacating from an excess facility in France. The following table summarizes the activity in the restructuring accrual under this plan during the nine months ended September 26, 2014 (in thousands):

	Severance	Termination of a research & development project	Excess facilities	Total
Balance at December 31, 2013	$179	$—	$—	$179
2013 Plan restructuring charges	829	63	32	924
Adjustments to restructuring provisions	(9)	—	—	(9)
Cash payments	(715)	—	(32)	(747)
Balance at September 26, 2014	$284	63	$—	$347
The Company anticipates that the remaining restructuring accrual balance of $347,000 will be substantially paid out by the end of the fourth quarter of fiscal 2014.
HFC Restructuring
As a result of the sale of the cable access HFC business in March 2013, the Company recorded $600,000 of restructuring charges under "Income from discontinued operations" in fiscal 2013 consisting of severance and benefits and contract termination costs. For a complete discussion of the restructuring actions related to the HFC restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The remaining restructuring accrual balance of $13,000 as of December 31, 2013 was fully paid in the first quarter of fiscal 2014.

NOTE 11: CREDIT FACILITIES
Harmonic has a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on December 31, 2014. This facility, which became effective in August 2011 and was amended in August 2012, and further amended in August 2013, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. On August 22, 2014, a third amendment was made to extend the maturity date to December 31, 2014 and the LIBOR margin was reduced from 1.75% to 1.50%.
There were no borrowings during the nine months ended September 26, 2014. As of September 26, 2014, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
As of September 26, 2014, the Company’s ratio under that covenant was 3.26 to 1. In the event of noncompliance by Harmonic with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable. As of September 26, 2014, Harmonic was in compliance with the covenants under the line of credit facility. Borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 26, 2014,) or at LIBOR for the desired borrowing period (an annualized rate of 0.15% for a one month borrowing period at September 26, 2014) plus 1.50%, or 1.65%. Borrowings are not collateralized.

NOTE 12: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 12, “Employee Benefit Plans”, of Notes to Consolidated Financial Statements in the 2013 Form 10-K.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the nine months ended September 26, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	8,752	7,885	$6.92	3,018	$6.34
Authorized	350	—	—	—	—
Granted	(3,477)	1,450	6.52	1,352	6.55
Options exercised	—	(329)	4.91	—	—
Shares released	—	—	—	(1,589)	6.32
Forfeited or cancelled	1,753	(1,592)	8.15	(232)	6.13
Balance at September 26, 2014	7,378	7,414	$6.67	2,549	$6.49
The following table summarizes information about stock options outstanding as of September 26, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	7,095	$6.68	3.6	$3,118
Exercisable	4,760	6.84	2.5	2,519
The intrinsic value of options vested and expected to vest and exercisable as of September 26, 2014 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 26, 2014. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company's common stock as of the exercise date. The intrinsic value of options exercised during the three and nine months ended September 26, 2014 was $0.3 million and $0.7 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 27, 2013 was $1.1 million and $2.0 million, respectively.
The following table summarizes information about restricted stock units outstanding as of September 26, 2014 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,365	0.7	$15,114
The fair value of restricted stock units vested and expected to vest as of September 26, 2014 is calculated based on the fair value of the Company's common stock as of September 26, 2014.
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
There was a shortage of approved shares in the ESPP to fund the total employee contributions from January 2, 2013 to June 30, 2013. The shares available in the plan were sufficient to fund approximately 53% of the total contributions. As a result, the shares available were issued ratably to the participants based on each of their contributions during the offering period, relative to the total contributions received from all participants. The participants were refunded the remaining 47% of their contributions and the ESPP was suspended for the second half of 2013. The Company’s stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company’s annual meeting on August 14, 2013, and contributions under the ESPP resumed in January 2014. In anticipation of another potential future shortfall of approved shares in the ESPP, the Company’s stockholders approved an additional 1,000,000 share increase in the authorized shares for the ESPP during the Company’s annual meeting on July 29, 2014.
401(k) Plan
Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Harmonic contributed $354,000 and $387,000 for the nine months ended September 26, 2014 and September 27, 2013, respectively.

NOTE 13: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Stock-based compensation in:
Cost of revenue	$612	$605	$1,751	$1,838
Research and development expense	1,219	1,076	3,589	3,400
Selling, general and administrative expense	2,521	2,264	7,380	6,628
Total stock-based compensation in operating expense	3,740	3,340	10,969	10,028
Total stock-based compensation	$4,352	$3,945	$12,720	$11,866
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Expected term (years)	4.70	4.70	4.70	4.70
Volatility	40%	46%	40%	51%
Risk-free interest rate	1.8%	1.5%	1.7%	0.8%
Expected dividends	0.0%	0.0%	0.0%	0.0%
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

The weighted-average fair value per share of options granted was $2.48 and $3.02 for the three months ended September 26, 2014 and September 27, 2013, respectively. The weighted-average fair value per share of options granted was $2.36 and $2.51 for the nine months ended September 26, 2014 and September 27, 2013, respectively.

The fair value of all stock options vested during the three months ended September 26, 2014 and September 27, 2013 was $0.6 million and $0.8 million respectively. The fair value of all stock options vested during the nine months ended September 26, 2014 and September 27, 2013 was $2.6 million and $2.8 million respectively.
The total realized tax benefit attributable to stock options exercised during the nine months ended September 26, 2014, in jurisdictions where this expense is deductible for tax purposes, was $194,000. The Company did not recognize any tax benefit attributable to stock options exercised during the nine months ended September 27, 2013.
Restricted Stock Units
The aggregate fair value of all restricted stock units issued during the three months ended September 26, 2014 and September 27, 2013 was $2.7 million and $2.8 million respectively. The estimated fair value of all restricted stock units issued during the nine months ended September 26, 2014 and September 27, 2013 were $10.0 million and $10.2 million respectively.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The weighted average fair value of the Company's ESPP shares at purchase dates was estimated using the following weighted average assumptions during the nine months ended September 26, 2014 and September 27, 2013:

	Purchase Period Ending
	December 31, 2014	June 30, 2014	June 30, 2013
Expected term (years)	0.50	0.50	0.49
Volatility	33%	28%	30%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected dividends	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.84	$1.70	$1.23
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
Unrecognized Stock-Based Compensation
As of September 26, 2014, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $17.1 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average vesting period of 1.7 years.

NOTE 14: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Loss from continuing operations before income taxes	$(3,752)	$(2,278)	$(19,594)	$(21,955)
Provision for (benefit from) income taxes	(4,830)	(38,953)	21,800	(45,723)
Effective income tax rate	128.7%	1,710.0%	(111.3)%	208.3%
The Company's quarterly income taxes reflect an estimate of the corresponding fiscal year's annual effective tax rate and include, where applicable, adjustments for discrete tax items.
The Company's effective rate for the nine months ended September 26, 2014 was different from the U.S. federal statutory rate of 35%, primarily due to a $28.7 million increase in the valuation allowance against both U.S. federal, California and other state deferred tax assets, as a result of a history of operating losses in recent years that has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets, of which $4.2 million and $24.5 million were recorded in the third and second quarter of 2014, respectively. This unfavorable impact was offset partially by $8.5 million of net tax benefit, recorded in the third quarter of 2014, associated with the release of tax reserves for uncertain tax positions as a result of the expiration of statues of limitations.
The Company's effective rate for the nine months ended September 27, 2013 was different from the U.S. federal statutory rate of 35%, primarily attributable to the net of various discrete items, non-deductible amortization on foreign intangibles, the differential in foreign tax rates, federal research and development tax credit, and non-deductible stock-based compensation expense. The discrete items included primarily the $38.4 million tax benefit associated with the reversal of previously recorded federal and, to a lesser extent, foreign income taxes as a result of the expiration of the applicable statues of limitations in the U.S. for 2008 and 2009 and in foreign jurisdictions for various years, and the benefit associated with the reinstatement of the prior year's federal research and development tax credit, offset partially by a higher valuation allowance on California research and development tax credit and accrued interest on uncertain tax positions.
The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008, 2009 and 2010 tax years. The statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax returns expired in September 2013, and the 2010 corporate income tax return expired in September 2014. As a result, the Company released $38.4 million of related tax reserves, including accrued interest and penalties, for the 2008 and 2009 tax years in the third quarter of 2013 and, additionally, the Company released $8.5 million of related tax reserves, including accrued interest and penalties, for the 2010 tax year in the third quarter of 2014.
The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2013 tax years generally remain subject to examination by their respective tax authorities.
The Company's operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of September 26, 2014, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $16.8 million, that if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.3 million of gross interest and penalties accrued as of September 26, 2014. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of September 26, 2014, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $0.6 million due to expiration of the applicable statues of limitations over the next twelve months.

NOTE 15: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Numerator:
Income (loss) from continuing operations	$1,078	$36,675	$(41,394)	$23,768
Income from discontinued operations	—	91	—	15,619
Net income (loss)	$1,078	$36,766	$(41,394)	$39,387
Denominator:
Weighted average number of common shares outstanding
Basic	90,618	101,144	94,113	108,695
Effect of dilutive securities from stock options, restricted stock units and ESPP	1,182	1,579	—	1,184
Diluted	91,800	102,723	94,113	109,879
Basic net income (loss) per share from:
Continuing operations	$0.01	$0.36	$(0.44)	$0.22
Discontinued operations	$0.00	0.00	$0.00	$0.14
Net Income (loss)	$0.01	$0.36	$(0.44)	$0.36
Diluted net income (loss) per share from:
Continuing operations	$0.01	$0.36	$(0.44)	$0.22
Discontinued operations	$—	$—	$—	$0.14
Net Income (loss)	$0.01	$0.36	$(0.44)	$0.36
The following table sets forth the potentially dilutive shares from stock options, restricted stock units and the ESPP, for the periods presented, that were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Potentially dilutive equity awards outstanding	5,196	6,144	9,321	10,681

NOTE 16: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of September 26, 2014, after giving effect to $0.3 million of future sublease income from Aurora, are as follows (in thousands):

Years ending December 31,
2014 (remaining three months)	$2,622
2015	10,307
2016	8,600
2017	7,795
2018	7,650
Thereafter	13,731
Total	$50,705

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

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Balance at beginning of period	$3,532	$3,228	$3,606	$4,292
Transfer to Aurora as part of the sale of discontinued operations	—	—	—	(939)
Accrual for current period warranties	2,028	1,991	5,383	5,333
Warranty costs incurred	(1,629)	(1,705)	(5,058)	(5,172)
Balance at end of period	$3,931	$3,514	$3,931	$3,514
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria defined by the Company. The Company had approximately $17.6 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of September 26, 2014.
Standby Letters of Credit
As of September 26, 2014, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.2 million as of September 26, 2014.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 26, 2014.
Guarantees
The Company has $0.4 million of guarantees in Israel as of September 26, 2014, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. Avid filed a post-trial motion asking the court to set aside the jury’s verdict.  Briefing is complete and the parties are awaiting an order on Avid’s motion.  Harmonic believes it is unlikely the judge will grant Avid’s motion.  Avid has indicated it intends to appeal the verdict if its motion is not granted.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. Harmonic filed an appeal with respect to the PTAB’s decision on claims 11 - 16 and the appeal has been docketed with the Federal Circuit.

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

NOTE 17: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	September 26, 2014	December 31, 2013
Foreign currency translation adjustments	$(682)	$(242)
Unrealized gain (loss) on investments	(288)	33
Accumulated other comprehensive loss	$(970)	$(209)
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
As of September 26, 2014, we had purchased 36.3 million shares of common stock under this program at a weighted average price of $6.19 per share for an aggregate purchase price of $224.6 million, excluding fees. The remaining authorized amount for stock repurchases under this program was $75.4 million as of September 26, 2014. For additional information, see "Item2 - Unregistered sales of equity securities and use of proceeds" of this Form 10-Q.
NOTE 18: SUBSEQUENT EVENT
On October 22, 2014, the Company acquired an approximately 18.4% ownership interest on a fully diluted basis in Encoding.com, Inc., a San Francisco-based provider of cloud-based transcoding and other media processing services, through an investment in Encoding.com's Series B financing round.

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
Historically, a majority of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable operators and satellite Pay-TV service providers. Sales to our ten largest customers in the three and nine months ended September 26, 2014 accounted for approximately 36% and 37%, respectively, of our revenue, compared to 38% and 33%, respectively, for the same periods in 2013. While we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and nine months ended September 26, 2014, revenue from Comcast accounted for approximately 15% and 18%, respectively, of our revenue, compared to 16% and 12%, respectively, for the same periods in 2013.
In the three and nine months ended September 26, 2014, we recognized revenue of $108 million and $326 million, respectively, compared to $123 million and $342 million in the same periods in 2013. The decreases in revenue in the three and nine months ended September 26, 2014, were primarily due to decreased video products revenue, primarily, we believe, as a result of some of our customers delaying their purchase decisions until products based on our new VOS software platform, as well as new UltraHD and high efficiency video coding (HEVC) technologies, become available. During the second quarter of fiscal 2014, the Company announced its new VOS solution, a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in IT data center environments. Typically, a service provider or broadcast and media customer transitioning to these kinds of new technologies requires extensive planning and preparation. The decrease in our video processing and production and playout revenue was partially offset by increased revenue from our cable edge products, including our new NSG Pro product.
Our international revenue decreased 19% and 11%, respectively, in the three and nine months ended September 26, 2014, as compared to the same periods in 2013, primarily due to softer demand in the Europe, Middle East and Africa ("EMEA") region, across all our products. In particular, Africa, Russia and eastern European regions experienced softness in demand due in part to macro-economic and geopolitical issues over the course of this year. Domestic sales decreased by 4% in the three months ended September 26, 2014, as compared to the same period in 2013 and increased 3% in the nine months ended September 26, 2014, as compared to the same period in 2013. The increase in our domestic sales in the nine months ended September 26, 2014, as compared to the same period in 2013, was primarily driven by increased cable edge product sales in the U.S. to cable operators. We expect that international sales will continue to account for a significant portion of our net revenue for the foreseeable future, and expect that, due to sales in emerging markets in particular, our international revenue may increase as a percentage of our total net revenue from year to year.
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
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
There have been no material changes to our critical accounting policies, judgments and estimates, during the nine months ended September 26, 2014, from those disclosed in our 2013 Form 10-K.

RESULTS OF OPERATIONS
Net Revenue
Net Revenue by Product Line
Harmonic’s consolidated net revenue, by product line, for the three and nine months ended September 26, 2014, compared to the same periods in 2013, are presented in the table below. Also presented are the related dollar and percentage change in consolidated net revenue, by product line, in the three and nine months ended September 26, 2014, as compared to the same periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Product
Video products(1)	$60,668	$78,023	$181,882	$226,905
Cable edge products	23,915	20,690	77,488	51,060
Service and support	23,478	24,205	66,312	63,753
Total	$108,061	$122,918	$325,682	$341,718
Increase (Decrease):
Video products	$(17,355)		$(45,023)
Cable edge products	3,225		26,428
Service and support	(727)		2,559
Total decrease	$(14,857)		$(16,036)
Percent change:
Video products	(22)%		(20)%
Cable edge products	16		52
Service and support	(3)		4
Total percent change	(12)%		(5)%
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
Video products net revenue decreased 22% and 20%, respectively, in the three and nine months ended September 26, 2014, compared to the same periods in 2013. We believe the decrease in video products revenue was principally attributable to the decision by some of our larger customers to delay their purchase decisions until products based on our new VOS virtualized media processing software platform, as well as new Ultra HD format and new HEVC compression technologies, become available. In addition, in the third quarter of 2014, we believe the consolidation efforts of some of our key customers negatively impacted their spending patterns and project plans, as they approached their capital allocation plans more conservatively.

Cable edge net revenue increased 16% and 52%, respectively, in the three and nine months ended September 26, 2014, compared to the same periods in 2013, primarily due to our NSG products, including the new NSG Pro converged cable access platform ("CCAP") product that was launched in the fourth quarter of 2013. We believe the growth in our NSG Pro product was driven by the acceleration of the shift to CCAP architectures by the cable industry.
Service and support net revenue decreased 3% in the three months ended September 26, 2014, compared to the same period in 2013, primarily due to the recognition of service revenue from a multi-million dollar, long-term European contract in the third quarter of 2013. Service and support revenue increased 4% in the nine months ended September 26, 2014, compared to the same period in 2013, mainly driven by increased maintenance revenue across all regions, partially offset by a decline in our professional and integration services as we benefited from the recognition of service revenue from a multi-million dollar, long-term contract in the third quarter of 2013.
Net Revenue by Geographic Region
Harmonic’s net revenue by geographical region for the three and nine months ended September 26, 2014, compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage change in the regional revenue, in the three and nine months ended September 26, 2014, from the corresponding periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Geography
Americas (1)	$60,007	$61,674	$184,959	$179,045
EMEA	27,430	37,736	83,136	105,069
APAC	20,624	23,508	57,587	57,604
Total	$108,061	$122,918	$325,682	$341,718
Increase (Decrease):
Americas	$(1,667)		$5,914
EMEA	(10,306)		(21,933)
APAC	(2,884)		(17)
Total decrease	$(14,857)		$(16,036)
Percent change:
Americas	(3)%		3%
EMEA	(27)		(21)
APAC	(12)		—
Total percent change	(12)%		(5)%
(1) Americas include U.S., Canada and Latin America. The information for the prior periods have been reclassified to conform to the presentation of the current periods.

Americas net revenue decreased 3% in the three months ended September 26, 2014, compared to the same period in 2013, primarily due to a slowdown in demand for our video products, which we believe was caused largely by technology transitions to virtualized architectures. We believe that these customers have delayed their purchase decisions for several anticipated projects until products based on our new VOS virtualized media processing software platform, as well as new Ultra HD format and new HEVC compression technologies, become available. We also experienced some disruptions in our service provider customers' capital spending plan in the third quarter of 2014. This decrease was offset partially by increased sales to U.S. cable operators, primarily for our cable edge products, including our new NSG Pro product.

Americas net revenue increased 3% in the nine months ended September 26, 2014, compared to the same period in 2013, primarily due to increased sales to U.S. cable operators, primarily for our cable edge products, including our new NSG Pro product. The increase was offset partially by a slowdown in demand for our video products in the second and third quarters of 2014, which we believe was primarily due to our customers' growing consideration of our new VOS solution as well as the new Ultra HD format and new HEVC compression technologies.

EMEA net revenue decreased 27% and 21% in the three and nine months ended September 26, 2014, compared to the same periods in 2013, primarily in Africa, Russia, and eastern European geographies in the third quarter of 2014. The decrease was principally due to a decrease of our video products sales, including encoders and video servers, as it appears that some of our larger customers are looking ahead to our new products and new technologies, as well as softening of demand due to the macroeconomic and geopolitical climate in that region. In addition, we benefited from the recognition of service revenue from a multi-million dollar, long-term contract in the third quarter of 2013.

APAC net revenue decreased 12% in the three months ended September 26, 2014, and was relatively flat in the nine months ended September 26, 2014, compared to the same periods in 2013, primarily due to decreased sales of our video products, particularly production and playout products, offset partially by increased sales of cable edge products, including NSG Pro.

Gross Profit
Harmonic’s gross profit and gross profit as a percentage of net revenue (“gross margin”) in the three and nine months ended September 26, 2014, as compared to the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in gross profit in the three and nine months ended September 26, 2014, from the corresponding periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Gross profit	$53,428	$56,792	$155,557	$160,849
As a percentage of net revenue (“gross margin”)	49.4%	46.2%	47.8%	47.1%
Decrease	$(3,364)		$(5,292)
Percent change	(6)%		(3)%
Our gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers.

The improvement in gross margin in the three and nine months ended September 26, 2014, compared to the corresponding periods in 2013, was primarily due to higher margin trends for our video products and service revenue, primarily resulting from a low margin project that was recognized as revenue in the third quarter of 2013, as well as efficiencies from manufacturing and overhead spending and lower amortization of intangibles. These positive impacts were partially offset by decline in the margin of our cable edge products, which benefited from particularly strong firmware sales in the third quarter of 2013.

In the three and nine months ended September 26, 2014, $3.9 million and $13.0 million of amortization of intangibles was included in cost of revenue, compared to $4.8 million and $14.5 million in the corresponding periods in 2013. The decrease in amortization of intangibles expense in the three and nine months ended September 26, 2014, compared to the corresponding periods in 2013, was primarily due to certain purchased intangible assets becoming fully amortized.
Research and Development
Harmonic’s research and development expense consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. Harmonic's research and development expense and the expense as a percentage of net revenue in the three and nine months ended September 26, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in research and development expense in the three and nine months ended September 26, 2014, from the corresponding periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Research and development	$22,803	$24,560	$70,176	$75,631
As a percentage of net revenue	21%	20%	22%	22%
Decrease	$(1,757)		$(5,455)
Percent change	(7)%		(7)%
The $1.8 million or 7% decrease in research and development expenses in the three months ended September 26, 2014, compared to the corresponding period of 2013, was primarily due to reduced headcount and related expenses, including contractors, of $1.6 million, as a result of restructuring programs implemented in fiscal 2013 and the increased shift of research and development resources to lower cost facilities.
The $5.5 million or 7% decrease in research and development expenses in the nine months ended September 26, 2014, compared to the corresponding period of 2013, was primarily due to decreased headcount and related expense, including contractors, of $5.9 million, decreased prototype material costs of $0.6 million and $0.6 million of decreased facilities and other expenses. The decrease in headcount related expenses was mainly a result of restructuring programs implemented in 2013 and a decrease in accrual for employee time off benefits. These decreases in research and development expenses in the nine months ended September 26, 2014 were offset partially by increased expenses on consulting and outside engineering services of $1.6 million.
Selling, General and Administrative
Harmonic’s selling, general and administrative expense, and the expense as a percentage of net revenue in the three and nine months ended September 26, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage change in selling, general and administrative expense in the three and nine months ended September 26, 2014, from the corresponding periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Selling, general and administrative	$32,114	$32,527	$98,640	$100,220
As a percentage of net revenue	30%	26%	30%	29%
Decrease	$(413)		$(1,580)
Percent change	(1)%		(2)%
The $0.4 million or 1% decrease in selling, general and administrative expenses in the three months ended September 26, 2014, compared to the corresponding period of 2013, was primarily the result of decreased legal and other professional fees of $0.4 million, mainly associated with the legal proceedings with Avid Technology. Inc. ("Avid"), and decreased third party commission expense of $0.4 million mainly due to lower revenue in 2014 compared to 2013, offset partially by increased facilities rental and other expenses, aggregating $0.4 million.

The $1.6 million or 2% decrease in selling, general and administrative expenses in the nine months ended September 26, 2014, compared to the corresponding period of 2013, was primarily the result of decreased legal and other professional fees of $2.1 million, mainly associated with the legal proceedings with Avid, $0.7 million related to shareholder activist activity in the second quarter of 2013, decreased use of contractors and headcount and related expenses of $1.1 million, decreased third party commission expense of $0.6 million, offset partially by increased facilities rental and operating expenses in the U.S. as well as in the Asia region and increased depreciation for demonstration equipment, aggregating $2.9 million.

Amortization of Intangibles
Harmonic’s amortization of intangible assets charged to operating expenses, and the amortization of intangible assets as a percentage of net revenue, in the three and nine months ended September 26, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in amortization of intangible assets in the three and nine months ended September 26, 2014, from the corresponding periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Amortization of intangibles	$1,661	$2,001	$5,329	$6,099
As a percentage of net revenue	2%	2%	2%	2%
Decrease	$(340)		$(770)
Percent change	(17)%		(13)%
The decrease in amortization of intangibles expense in the three and nine months ended September 26, 2014, compared to the corresponding periods in 2013, was primarily due to certain purchased intangible assets becoming fully amortized.
Restructuring and Related Charges
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and related charges are included in “Product cost of revenue” and "Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Restructuring and related charges in:
Product cost of revenue	$15	$324	$94	$530
Operating expenses-Restructuring and related charges	388	259	821	925
	$403	$583	$915	$1,455
The $915,000 restructuring and related charges in the nine months ended September 26, 2014 consisted of $820,000 of severance and benefits covering twenty-five employees primarily in research and development and sales departments, $63,000 of costs associated with exiting from a research and development project, as well as $32,000 of costs associated with vacating from an excess facility in France.
The $1.5 million restructuring and related charges in the nine months ended September 27, 2013 consisted primarily of $1.2 million severance and benefits covering sixty-three employees across all functions, $149,000 relating to the write-down of leasehold improvements and furnitures related to the Company's Milpitas warehouse to its net realizable value, and $151,000 of obsolete inventories write-down arising from the restructuring of our Israel facilities. For a complete discussion of the restructuring actions and charges related to the 2013 restructuring plan, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest Income, Net
In the three months ended September 26, 2014 and September 27, 2013, interest income, net was $47,000 for both periods. In the nine months ended September 26, 2014 and September 27, 2013, interest income, net was $191,000 and $141,000, respectively.
Other (Income) Expense, Net
Other (income) expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S dollar. In the three months ended September 26, 2014 and September 27, 2013, other (income) expense, net was $(261,000) and $230,000, respectively. Other expense, net in the third quarter of 2014 was primarily related to foreign exchange losses resulting from the weakening of Israeli shekels and other income, net in the third quarter of 2013 was primarily related to foreign exchange gains resulting from strengthening of British pounds. In the nine months ended September 26, 2014 and September 27, 2013, other expense, net was $(376,000) and $(70,000), respectively. The increase in other expense, net in the nine months ended was mainly driven by the volatility in several key currencies, including euro, British pounds, Japanese yen and Israeli shekels.

For details of our hedging program and related foreign currency contracts, please refer to Note 6, Derivatives and Hedging Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income Taxes
Harmonic’s provision for (benefit from) income taxes and the expense (benefit) as a percentage of net revenue, in the three and nine months ended September 26, 2014, as compared with the corresponding periods in 2013, are presented in the table below. Also presented are the related dollar and percentage changes in benefit from income taxes in the three and nine months ended September 26, 2014, from the corresponding periods in 2013.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except percentages)
Provision for (benefit from)income taxes	$(4,830)	$(38,953)	$21,800	$(45,723)
As a percentage of net revenue	(4)%	(32)%	7%	(13)%
Increase in provision for income taxes	$34,123		$67,523
Percent change	(88)%		(148)%
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
The Company's effective rate of (111.3)% for the nine months ended September 26, 2014 was different from the U.S. federal statutory rate of 35% primarily due to a $28.7 million increase in the valuation allowance against both U.S. federal, California and other state deferred tax assets, as a result of a history of operating losses in recent years that has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets, of which $4.2 million and $24.5 million were recorded in the third and second quarter of 2014, respectively. This unfavorable impact was offset partially by $8.5 million of net tax benefit, recorded in the third quarter of 2014, associated with the release of tax reserves for uncertain tax positions as a result of the expiration of statues of limitations.
The Company's effective rate of 208.3% for the nine months ended September 27, 2013 was different from the U.S. federal statutory rate of 35% primarily attributable to the net of various discrete items, non-deductible amortization on foreign intangibles, the differential in foreign tax rates, federal research and development tax credit, and non-deductible stock-based compensation expense. The discrete items included primarily the $38.4 million tax benefit associated with the reversal of previously recorded federal and, to a lesser extent, foreign income taxes as a result of the expiration of the applicable statues of limitations in the U.S. for 2008 and 2009 and in foreign jurisdictions for various years, and the benefit associated with the reinstatement of the prior year's federal research and development tax credit, offset partially by the increase in valuation allowance on the California research and development tax credit and accrued interest on uncertain tax positions.
Discontinued Operations
In the first quarter of fiscal 2013, the Company completed the sale of its cable access HFC business to Aurora Networks (“Aurora”). The results of operations associated with the cable access HFC business were presented as discontinued operations in its unaudited condensed consolidated financial statements as described in Note 3, "Discontinued Operations".The income (loss) from discontinued operations, net of tax in the three and nine months ended September 27, 2013 was $0.1 million and $15.6 million, respectively. The income from discontinued operations in the nine months ended September 27, 2013 included a $14.8 million net gain in connection with the sale. There were no operating activities associated with the cable access HFC business after December 31, 2013.
Liquidity and Capital Resources
As of September 26, 2014, our cash and cash equivalents totaled $42.0 million, and our short-term investments totaled $55.2 million. As of September 26, 2014, a majority of our cash, cash equivalents and short-term investments were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations in the next twelve months, as well as any stock repurchases under our present stock repurchase program. In the event that we need funds from our foreign subsidiaries to fund the operations in the U.S., and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
We have a bank line of credit facility with Silicon Valley Bank that provides for borrowings of up to $10.0 million and matures on December 31, 2014. This facility, which became effective in August 2011 and was amended in August 2012, and further amended in August 2013, contains a financial covenant that requires Harmonic to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. On August 22, 2014, a third amendment was made to extend the maturity date to December 31, 2014 and the LIBOR margin was reduced from 1.75% to 1.50%.
As of September 26, 2014, there were no amounts outstanding under the line of credit facility and there were no borrowings during the nine months ended September 26, 2014. As of September 26, 2014, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $9.8 million.
Future borrowings pursuant to the line would bear interest at the bank’s prime rate (3.25% at September 26, 2014) or at LIBOR for the desired borrowing period (an annualized rate of 0.15% for a one month borrowing period at September 26, 2014) plus 1.50%, or 1.65%. Borrowings are not collateralized. This facility contains a financial covenant that requires us to maintain a ratio of unrestricted cash, accounts receivable and short term investments to current liabilities (less deferred revenue) of at least 1.75 to 1.00. As of September 26, 2014, the ratio under that covenant was 3.26 to 1. In the event of noncompliance by us with the covenants under the facility, including the financial covenant referenced above, Silicon Valley Bank would be entitled to exercise its remedies under the facility, including declaring all obligations immediately due and payable.
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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 26, 2014	September 27, 2013
Net cash provided by (used in):
Operating activities	$27,521	$35,134
Investing activities	9,319	59,692
Financing activities	(84,972)	(98,141)
Effect of foreign exchange rate changes on cash	(169)	(25)
Net decrease in cash and cash equivalents	$(48,301)	$(3,340)
Operating Activities
Net cash provided by operations in the nine months ended September 26, 2014 was $27.5 million, resulting from a net loss of $41.4 million, adjusted for $78.3 million in non-cash gains and charges, and a $9.4 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included $31.8 million adjustments to deferred income taxes, mainly related to the increase in U.S. federal and California tax valuation allowance as a result of the Company's history of recent operating losses that has led to uncertainty with respect to the Company's ability to realize certain of its net deferred tax assets. The non-cash gains and charges also included amortization of intangible assets, stock-based compensation, depreciation, and provisions for excess and obsolete inventories and provision for doubtful accounts, returns and discounts. The net change in operating assets and liabilities included increases in prepaid and other current assets and accounts receivables, as well as decreases in income tax payable and accrued liabilities, which were partially offset by decreases in inventories, as well as increases in deferred revenue. The decrease in income tax payable was primarily due to the reversal of federal income tax reserves as a result of the expiration of statute of limitation for our 2010 tax year in the U.S. in the third quarter of 2014. The decrease in accrued liabilities was primarily due to lower accrual for salaries and benefits, employee bonuses as well as lower commission accrual at the end of September 2014. The increase in prepaid and other assets was primarily related to an advance payment for software license purchases. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
Net cash provided by operations in the nine months ended September 27, 2013 was $35.1 million, resulting from a net income of $39.4 million, adjusted for $24.8 million in non-cash gains and charges and a $29.0 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges principally included amortization of intangible assets, stock-based compensation, depreciation, deferred income taxes, and provisions for excess and obsolete inventories, doubtful accounts, returns and discounts, and a $14.8 million gain on disposal of discontinued operations, net of tax. The net change in operating assets and liabilities included decreases in income tax payable, accounts payable and accrued and other liabilities, which were offset partially by decreases in inventories, prepaid expenses and other assets, as well as an increase in deferred revenue. The decrease in income tax payable was primarily due to the reversal of previously recorded federal income tax reserves as a result of the expiration of statutes of limitations for our 2008 and 2009 tax years in the U.S. in the third quarter of 2013. The decrease in accrued and other liabilities reflected the settlement of the U.S. employee accrued paid time-off benefit balance of $4.5 million in April 2013, as we implemented a new employee time-off program and, as a result, are no longer required to accrue for employee time off benefits in the U.S. In addition, there were no ESPP contributions as of September 27, 2013, as the plan was suspended for the second half of 2013. The decrease in inventory was primarily due to lower purchases resulting from the sale of the cable access HFC business and our efforts to better optimize our supply chain.
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
Investing Activities
Net cash provided by investing activities was $9.3 million in the nine months ended September 26, 2014, resulting from the proceeds from the net sale and maturity of investments of $50.6 million, partially offset by purchase of short-term investments of $26.6 million, capital expenditures of $8.9 million, and purchases of long-term investments of $5.9 million.
Net cash provided by investing activities was $59.7 million in the nine months ended September 27, 2013, resulting from the net proceeds from the sale of discontinued operations of $43.5 million and proceeds from the net sale and maturity of short-term investments of $82.2 million, partially offset by the purchase of short-term investments of $54.8 million and capital expenditures of $11.2 million.
Financing Activities
Net cash used in financing activities was $85.0 million in the nine months ended September 26, 2014, primarily resulting from $86.4 million of payments for the repurchase of common stock in connection with our stock repurchase program, partially offset by $1.2 million of net proceeds from the issuance of common stock related to our equity incentive plans and $0.2 million excess tax benefits from stock-based compensation.
Net cash used in financing activities was $98.1 million in the nine months ended September 27, 2013, resulting from $103.5 million of payments for the repurchase of common stock in connection with our stock repurchase program, partially offset by $5.4 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 26, 2014.

Contractual Obligations and Commitments
As of September 26, 2014, we had approximately $17.6 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the nine months ended September 26, 2014, from such information presented in our 2013 Form 10-K.

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
Harmonic has certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 11% and 12% of revenue in the first nine months of 2014 and 2013, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel, British pound, Euro, Singapore dollar, Chinese yuan and Indian rupee. Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.
The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, Canadian dollar, Japanese yen and Israeli shekel. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These derivative instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contacts for trading purposes. The notional amounts of our foreign currency forward contracts outstanding at September 26, 2014 are summarized in U.S. dollar equivalents as follows (in thousands):

Forward contracts sold:	September 26, 2014	December 31, 2013
Euro	2,932	14,254
British pound sterling	3,115	2,914
Japanese yen	1,052	3,777
Israeli shekel	588	—
Swiss Franc	489	—
	8,176	20,945
Forward contracts purchased:
Euro	—	6,024
British pound sterling	—	2,966
Japanese yen	—	1,608
Israeli shekel	4,583	4,441
Canadian dollar	876	—
	5,459	15,039
Interest rate and credit risk
Harmonic's exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of September 26, 2014, our cash, cash equivalents and short-term investments balance was $97.2 million and we had no borrowings during the first nine months ended 2014. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in "accumulated other comprehensive income (loss)”. For the first nine months ended 2014 and 2013, realized gains and realized losses from the sale of investments were not material.
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
A sensitivity analysis was performed to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of September 26, 2014, a hypothetical 100 basis point increase in interest rates would result in a $0.3 million decline in fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s MediaGrid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety.  Avid filed a post-trial motion asking the court to set aside the jury’s verdict.  Briefing is complete and the parties are awaiting an order on Avid’s motion.  Harmonic believes it is unlikely the judge will grant Avid’s motion.  Avid has indicated it intends to appeal the verdict if its motion is not granted.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014.  On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid.  Harmonic filed an appeal with respect to the PTAB’s decision on claims 11 - 16 and the appeal has been docketed with the Federal Circuit.

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

Revenue derived from customers outside of the U.S. in the first nine months of 2014 and 2013 represented approximately 52% and 56% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity, particularly in emerging market countries (e.g., recent significant civil, political and economic disturbances in Russia and Ukraine;

• changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the European Union on the Russian Federation; and

• business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a substantial majority, by dollar amount, of the products that we purchase from our contract manufacturers Most of the products manufactured by our Israeli operations are outsourced to another third party manufacturer in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2015.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the first nine months 2014 and 2013 accounted for approximately 37% and 33% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first nine months ended 2014 and 2013, revenue from Comcast accounted for approximately 18% and 12% of our revenue, respectively, and further consolidation in the cable industry, such as Comcast’s announcement in February 2014 of intention to acquire Time Warner Cable, could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As of September 26, 2014, we had 486 employees in our international operations, representing approximately 47% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We face risks associated with having facilities and employees located in Israel

We maintain facilities in two locations in Israel with a total of 170 employees, or approximately 16% of our worldwide workforce, as of September 26, 2014. Our employees in Israel engage in a number of activities, including research and development, the development of, and supply chain management for, certain product lines, and sales activities.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. We continue to maintain a valuation allowance for certain foreign deferred tax assets. The realization of our deferred tax assets is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. We may not have sufficient taxable income in the future to determine that we will be able to realize some significant portion of our deferred tax assets. As a result, an additional valuation allowance against our deferred tax assets may be required in the period in which such a determination is made, and our operating results could be materially and adversely impacted in the period of adjustment. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Either such charge to expense could have a material and adverse effect on our operating results for the applicable period. In addition, recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

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

As of September 26, 2014, we have approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

At September 26, 2014, we held 54 issued U.S. patents and 33 issued foreign patents, and had 22 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of September 26, 2014, we have purchased an aggregate of $225 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $97 million at September 26, 2014, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next twelve months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
As of September 26, 2014, we had purchased 36.3 million shares of common stock under this program at a weighted average price of $6.19 per share for an aggregate purchase price of $224.6 million, excluding fees. The remaining authorized amount for stock repurchases under this program was $75.4 million as of September 26, 2014.
The table below sets forth the stock repurchase activity for the quarter ended September 26, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
June 28, 2014 - July 25, 2014	1,409	$6.63	1,409	$97,687
July 26, 2014 - August 22, 2014	1,908	$6.16	1,908	$85,934
August 23, 2014 - September 26, 2014	1,600	$6.60	1,600	$75,375
	4,917	$6.44	4,917

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1(1)	Amendment No. 3 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1(2)	Section 906 Certification of Principal Executive Officer

32.2(2)	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at September 26, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2014 and September 27, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2014 and September 27, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 26, 2014 and September 27, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 3, 2014