Form 10-K
period 2014-12-31
HARMONIC INC
filed 2015-03-02
CIK 851310

2014 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 27, 2014, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $513,495,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 88,635,821 on February 12, 2015.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2014) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video and broadband services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones. We operate in two segments, Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” and to broadcast and media companies, including streaming new media companies. Our Cable Edge business sells cable edge solutions and related services, primarily to cable operators globally.
Across our two business segments, we derived approximately 57% of our revenue from the Americas in 2014. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for the remaining 25% and 18% of our 2014 revenue, respectively.
Harmonic was initially incorporated in California in June 1988, and was reincorporated in Delaware in May 1995. Our principal executive offices are located at 4300 North First Street, San Jose, California 95134. Our telephone number is (408) 542-2500. Our Internet website is http://www.harmonicinc.com. Other than the information expressly set forth in this Annual Report on Form 10-K, the information contained or referred to on our web site is not part of this report.
INDUSTRY OVERVIEW
Demand for Video Services Anytime, Anywhere
The delivery of television programming and Internet-based services to consumers continues to rapidly converge. Consumers increasingly seek a more personalized and dynamic video experience that can be delivered at any time to any location to a variety of devices, ranging from high-definition (HD) and ultra-high-definition (Ultra HD) televisions and Internet-enabled “smart” televisions, to traditional desktop and laptop computers, to mobile platforms such as smart phones and tablet computers. In this multiscreen video environment, video programming and content needs to be transformed into multiple formats, bit rates and resolutions for display on a broad range of devices.
Consumers have grown accustomed to watching video programming and content at their convenience rather than on fixed timeframes scheduled by service providers. “Time-shifting” technologies such as digital video recorders (DVRs) and video-on-demand (VOD) services are enabling this flexibility, and the introduction of network DVRs by some service providers has eliminated the need for local storage, allowing a subscriber to store programming on the service provider’s servers for future playback at any time, on any device.
Consumers are also accustomed to video download and streaming services from new media companies such as Netflix, Hulu, Google (YouTube), Amazon (Amazon Instant Video) and Apple (iTunes). These and other similar services aggregate third-party and original content and stream video “over-the-top” (OTT) to any Internet-connected device utilizing Internet service providers’ networks at no incremental infrastructure cost to the consumer. In response, service providers as well as broadcast and media companies are providing more of their own streaming video services.
Demand for High Quality Video
Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ networks, as well as technology that maximizes network bandwidth efficiency. With the advent of Ultra HD televisions and OTT services increasingly being rendered in “4K” high resolution and consuming approximately four times the bandwidth of traditional MPEG-4/AVC (H.264) HD channels, we believe next generation compression technologies, such as High Efficiency Video Compression (HEVC), will continue to gain industry traction. HEVC offers approximately 50% improved bandwidth efficiency and improved picture quality when compared to the MPEG-4 compression standard more commonly used to transport video signals today.
Service Provider Trends
Service providers are competing intensely to offer higher quality video signals in HD, including evolving initiatives to deliver video in 4K Ultra HD resolution. Also, in response to the growing success of new media OTT companies, in addition to the time-shifting technologies described above, service providers are broadly expanding their video streaming offerings to customers, for viewing on any device. Increasingly, these services are also featuring content in the bandwidth intensive, high resolution 4K standard in order to provide consumers with higher value, differentiated video services. Service providers are developing and expanding their content delivery and Internet Protocol (IP) networks, and increasing the capacity and efficiency of their networks with investments in various delivery infrastructure technologies to, among other things, maximize video quality, minimize bandwidth utilization and enable new network capacity. We believe that the delivery of video over IP will continue to change traditional video viewing habits and distribution methods and may alter the traditional advertising and subscription business models of major service providers.
Service providers continue to consolidate to achieve greater economies of scale and subscriber concentration, and to compete more effectively, especially against the growing disruptive threat of OTT offerings. In addition, service providers continue to enhance and differentiate their offerings by creating and delivering their own branded content, either through organic in-house development of new content or through acquisitions of existing content brands. For example, Comcast, a cable operator, owns NBC Universal, a broadcast and media company, and Sky Broadcasting, a European satellite service provider, has developed its own channels and content.
Content Provider Trends
An increasing number of content owners and media companies in the U.S. and internationally have launched, or are planning to launch, their own OTT streaming initiatives to reach consumers directly, with OTT streaming of live programming becoming increasingly relevant. These initiatives may be in partnership or competition with service providers.
As service providers deliver more video services to more devices and platforms, they are increasingly requiring content providers to supply content that is properly formatted for each device. As the number and type of devices continue to grow, the lack of consistent video standards means content providers must reformat and package their content in dozens of different formats to enable their content to be viewable across different devices. As a result, some broadcast and media companies are beginning to outsource playout functionality to service providers.
MARKET TRENDS
Cable Market
To address increasing competition, reduce subscriber losses, increase average revenue per user (ARPU) and differentiate themselves, cable operators have embarked on several initiatives to improve their product offerings:

•	Continued offerings of bundled digital video, voice and high speed data services;

•	Expansion of VOD libraries and on-demand service offerings;

•	Refresh of the user experience with upgraded home set-top box solutions and content navigation tools;

•	Launches of video delivery over IP to broadband enabled consumer devices;

•	Capacity enhancement of high-speed data services;

•	Expansion of network capacity to support the growing number of available services, including HDTV in foreign markets; and

•	Collaboration with content owners on offering access to on-line content.
To support this rapid expansion of service offerings, cable operators are investing in video processing solutions that can receive, process, and distribute content from a variety of sources to a broad array of consumer devices, video storage equipment, and servers to ingest, store and intelligently distribute content, complemented by cable edge solutions.
Satellite and Telco Markets
Over 100 satellite operators around the world have established digital television services that serve tens of millions of subscribers. These services are capable of providing tens of thousands of channels, including an increasing number of HD channels and the introduction of Ultra HD channels. These linear services will likely continue to expand as operators offer premium packages targeted towards specific consumer groups, with the goal of gaining loyalty and expanding ARPU. In parallel, satellite operators have begun offering the same linear services and VOD options to their customer base via broadband-connected consumer devices such as smart phones, tablets and their own set-top boxes. These services are deployed in conjunction with content delivery networks (CDNs) and are accessible through partnerships, acquisitions or internal investments. To support these new services, satellite operators are upgrading their video infrastructure in order to attain greater bandwidth efficiency and operational optimization in an increasingly complex environment.

Internationally, and specifically in emerging markets, satellite operators continue to enjoy substantial growth in their customer base, driven mainly by rapid economic development, which has resulted in a significantly growing middle class with disposable income. As this growth continues, it is expected that these satellite operators will expand their product offerings to leverage the growing customer base and increase overall revenue.
Over the past several years, telcos around the world have added video services as a competitive response to cable and satellite operators and as a potential source of revenue growth. As their businesses have grown and matured, they have also expanded their offerings in an effort to successfully compete in the video arena, including high quality HD content, larger VOD libraries, time-shifting television services, bundled voice, data and video packages, multiscreen video offerings to a broad range of devices, and branded mobile specific services. The last of these offerings, mobile wireless services, is a key competitive advantage for telcos today, as it provides a clear differentiator in anytime, anywhere service offerings for consumers looking to view content on the move. In developed markets, telcos are also making significant infrastructure investments, including VDSL2 Vectoring with plans to integrate this technology with the new G.Fast DSL standard, along with ongoing deployments of fiber-to-the-premises (FTTP) to enable very high-speed broadband connections for residences and businesses.
Broadcast and Media Markets
Network broadcasters, programmers and content owners transmit live programming of news and sports to their studios for subsequent broadcast, and deliver the same programming and content to service providers for distribution to their subscribers. These broadcasters generally produce their own news and sports highlight content, along with hundreds of channels of network programming that is played-to-air under strict reliability requirements.
In the terrestrial broadcasting market, operators in many countries in EMEA, APAC and South America are now required by regulation to convert from analog to digital transmission in order to free up broadcast spectrum. These broadcasters are faced with requirements of converting analog signals to digital signals prior to transmission over the air, as well as to distribute these new signals across a new terrestrial network. The conversion to digital transmission provides the opportunity to deliver new channels; HD, Ultra HD and 4K services; premium content and interactive services.
Media companies, in order to effectively address consumer demands, are expanding their offerings to support a wide range of live and linear content, and to make content available in higher quality video formats and on-demand. These trends are increasing demand for media servers and video optimized storage equipped to support higher resolution formats, and accelerating demand for functionally collapsed playout systems with integrated media orchestration software. In addition, distribution networks responsible for moving video content to service providers are being upgraded to handle larger volumes of digital content in more efficient formats and with greater flexibility.
New Media and OTT Market
OTT video streaming already accounts for well over half of downstream Internet traffic in North America, and new media OTT companies are aggressively pushing into international markets. These companies will continue to require high quality video processing solutions in order to process and distribute large amounts of content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization. Also, some OTT companies have begun to develop and introduce original content, and other new media companies are also in the process of developing program channels similar to channels currently available from service providers. We believe these developments may result in increased investments by OTT companies in video production and playout solutions.
Emerging Markets
With a rapidly growing middle class across emerging markets, we believe the Pay-TV business is poised for rapid growth over the coming decade in the Asia Pacific region, South Asia, the Middle East, Africa and Central and South America. We currently derive a meaningful portion of our revenue from countries in emerging markets. Many consumers who are entering the middle class are now able to afford a monthly video service to gain access to their favorite programs and movies. Considering the early stages of economic development in many of these regions, together with very large populations, we believe some of the leading video service providers serving emerging markets will experience high subscriber growth rates and may become worldwide industry leaders. In addition, since the video services currently available to consumers in these markets are generally more basic when compared to services available in more developed markets, we believe subscribers will demand increasingly sophisticated video services over time as consumer consumption trends in these markets track those in more developed markets. As a result, we believe that the infrastructure and technology investments of these service providers and new market entrants are likely to grow significantly for the foreseeable future.

Further, media companies addressing emerging markets are aggressively investing in the creation of new content, particularly content that is localized and responsive to consumer demands, with the goal of creating strong brands and a growing, loyal customer base. We believe that this growth in content creation will require these media companies to significantly increase their investments in video storage, processing and related technologies.
OUR VIDEO BUSINESS
Overview
We offer a range of products and solutions, as well as next-generation software-based media processing platforms that address the demand and market trends shaping our industry.
In light of more complicated workflows inherent in managing the delivery of greater quantities of content across multiple formats to a growing population of set-top-boxes and consumer electronic devices, we believe the industry is moving toward unified video processing systems. These systems incorporate historically discrete video processing functions in software, enabling significant cost efficiencies across the entire video workplace. Additionally, we believe there is gaining industry momentum towards network function virtualization, whereby core video chain functions are being re-engineered and collapsed to run on the latest Intel processors in order to leverage high-performance and scalable appliance-based hardware, or as software-only virtual instances designed to run on industry standard servers in data center environments.
From production studios to broadcast newsrooms, consumer demand for higher resolution video programming and more viewing options is escalating network touch points and server capacity needed to administer channel production and playout processes, thereby elevating costs and space restrictions. As more content is filmed in 4K and played-to-air on newly created channels supporting higher resolution HD and Ultra HD formats, these constraints are likely to be exacerbated and we believe these issues will create increased demand for functionally-collapsed playout systems with integrated “media orchestration” software. This type of software provides an automated control system that streamlines playout processes, improves video quality, and reduces server overhead by combining historically discrete video chain functions into a unified playout system where content can be ingested, formatted, stored and played-to-air.
We believe functionally collapsed video playout infrastructures with media orchestration systems, along with video optimized storage solutions, will enable content providers to produce more channels in higher resolution formats faster and more cost-effectively, and provide content in the widest possible range of formats and at the highest possible video quality.
As a result, service providers and broadcast and media companies are likely to make significant investments in these newly architected systems in the foreseeable future.
Video Products
Video Processing Solutions
Our video processing solutions, which include network management software and application software and hardware products, provide our customers with the ability to acquire a variety of signals from different sources and in different protocols in order to deliver a variety of real-time and stored content to their subscribers for viewing on a broad range of devices.
Broadcast and distribution encoders. Our Electra and Ion high performance encoders compress video, audio and data channels to low bit rates, while maintaining high video quality. Our encoders are available in multiple formats, including standard, HD and Ultra HD formats, using various codecs including the MPEG-2, MPEG-4, HEVC and AVS+ video compression standards, for both televisions and new multiscreen formats targeted at smart phones, tablets and broadband-connected televisions. Our new Electra XVM software product is a completely virtualized media processor designed to run in virtual machine environments on blade servers, and is our first product based on our VOS platform, which is the next-generation software platform we announced in 2014 and are developing to unify the entire media processing chain, from ingest to delivery. Electra XVM supports a broad range of compression standards over constant bit rate (CBR), variable bit rate (VBR) and adaptive bit rate (ABR) encoding schemes, and includes integrated video graphics and branding as well as playout capabilities such as channel origination and linear ad insertion. Our encoding products are primarily used in real-time, linear video applications and to a lesser extent for encoding video content and storage for later delivery as VOD and time-shifted services.
Contribution encoders. Our Ellipse encoders provide broadcasters with video compression solutions for real-time news gathering, live sports coverage and other remote events, and enable our customers to deliver these feeds to their studios for further processing. Our latest models encode full-resolution 1080p60 video signals in AVC 4:2:2 10-bit, enabling the transmission of very high quality video, and include an integrated modulator which eliminates the need for a separate satellite uplink device. Broadcasters and other operators also use our contribution encoders for delivery of their programming to their customers, which are typically cable, telco and satellite operators.
Multiscreen transcoders and stream processing. Our ProStream real-time stream processor and transcoder products enable our customers to transcode standard definition (SD) and HD MPEG-2 and MPEG-4 video content for both broadcast and OTT mobile and web applications simultaneously. Our ProStream products also feature high-density, multiple SD or HD inputs and multiscreen output profiles; multiplexing; advanced remultiplexing, scrambling and descrambling; linear ad splicing into video streams; and integrated statmux pools.
Content preparation and delivery for multiscreen applications. Our ProMedia products enable high-quality broadcast, VOD and OTT services on any device, including live streaming, VOD, catch-up TV, start-over TV, and network DVR services through hypertext transfer protocol (HTTP) streaming. Our ProMedia software products enable file-based and real-time transcoding, stream packaging, and multiscreen workflow management. Our ProMedia Origin HTTP streaming video server product ingests transcoded, segmented and encrypted output from our ProMedia software products and enables high-volume live adaptive bitrate streaming and the delivery of time-shifted services.
Decoders and descramblers. Our ProView integrated receivers-decoder (IRD) products allow service providers to acquire content delivered via satellite, IP or terrestrial networks for distribution to their subscribers. These products are also used to decode signals backhauled from live news and sporting events in contribution applications and, more recently, are used by content owners looking to distribute their content in a controlled manner to a large base of video service providers.
Management and control software. Our NMX Digital Service Manager provides service providers with the ability to control and visually monitor their digital video infrastructure at an aggregate level, rather than as just discrete pieces of hardware, and is designed to be integrated into larger network management systems through the use of a simple network management protocol (SNMP). In addition, our Iris advanced video analytics software suite works in tandem with NMX to collect data from our Electra and Ion encoder products in order to provide video quality, global channel availability and source profiling measurements for hundreds of compressed channels. Our DMS video distribution management system provides broadcasters and content providers with software control tools over large numbers of our ProView IRD products, enabling flexible device or group addressability, entitlements and authorization management and over-the-air (OTA) in-band control of CDN elements.
Video Production Platforms and Playout Solutions
Our video production platforms consist of video-optimized storage and content management applications, which provide broadcast and media companies with file-based infrastructure to support video content production activities, such as editing, post-production and finishing. Our video playout solutions, including media orchestration software, are based on scalable video servers used by broadcast and media companies to create and playout television channels.
Video servers. Our Spectrum family of video server and storage products are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our servers support both SD and HD programming, as well as many different media formats. Our new Polaris media orchestration software solutions work with our Spectrum products and provide our customers with playout management and control tools for channel-in-a-box and integrated channel playout applications.
Video-optimized storage. Our MediaGrid active storage system is a scale-out, network-attached storage system with a built-in media file system that has been optimized for typical read and write file operations found in media production workflows. Architected as a clustered storage system with a distributed file system, MediaGrid provides highly scalable storage capacity and access bandwidth to support demanding media production applications, such as video editing, content transformation and media library management. In addition, MediaGrid systems are increasingly being employed for VOD, time-shifted television services and OTT adaptive bitrate streaming.
Media Applications. Complementing our server and storage platforms, our Media Application Server (MAS), combined with a suite of integrated applications, provides a basic level of integrated media management and workflow control over content stored across our systems. For more complex media management, our underlying application programming interface, called Media Services Framework, allow both customers and other application developers to build advanced media management applications that can automate many media processing and movement tasks, collect and organize content metadata, and provide search and review functionality.
OUR CABLE EDGE BUSINESS
Overview
We believe the market and industry trends highlighted above are similarly creating opportunities for our Cable Edge business.
As consumption of VOD services accelerates, service provider demand for video edge QAMs increases. In addition, as OTT services continue to proliferate, with some content being rendered in 4K Ultra HD, the bit rates of OTT video streams are also increasing, which we believe will drive service provider demand for scalable, modular Cable Modem Termination System (CMTS) downstream ports and associated universal edge QAM capacity. In addition, with heightened competition from non-cable service providers such as AT&T, Verizon, Google Fiber and local municipalities to deliver gigabit data rates, cable operators are aggressively driving enabling broadband access technologies, including the Converged Cable Access Platform (CCAP) architecture. We also believe the cable industry will move rapidly to DOCSIS 3.1, which enables increased bandwidth data transfer over existing broadband infrastructure.
In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe centralized CCAP-based systems will significantly reduce cable headend costs and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.
In addition to centralized CCAP systems, we believe there is growing interest in complementary distributed CCAP-based solutions, particularly in areas where cable operators and non-cable service providers are extending fiber access networks to denser coax-wired areas, such as office and residential buildings, college campuses and hospitality locations. While centralized CCAP-based systems are installed in service provider headends or hubs, distributed CCAP-based products are installed at the edge of a service provider’s distribution network. This distributed access architecture alleviates power and space requirements of centralized systems at headend sites, and we believe will enable service providers to efficiently scale to support data and video growth.

Cable Edge Products
Edge QAM products. Our Narrowcast Services Gateway (NSG) products are fully integrated edge gateway products that integrate routing, multiplexing, scrambling and modulation into a single package for the delivery of narrowcast services to subscribers over cable networks. An NSG is usually supplied with single Gigabit Ethernet inputs or multiple Gigabit Ethernet inputs, allowing the cable operator to use bandwidth efficiently by delivering IP signals from the headend to the edge of the network for subsequent modulation onto a HFC network. Originally developed for VOD applications, the NSG has evolved to support multiple applications, including switched digital video and modular CMTS applications, as well as large-scale VOD deployments.
Centralized CCAP Solution. Our NSG Pro product is based on the current CCAP architecture and provides high-density, universal edge QAM capabilities with easy upgradeability to enable future CMTS capabilities. The CMTS feature, which is currently under development, would make our NSG Pro system fully compliant with current CCAP architecture requirements.
Distributed CCAP Solution. Our newest NSG product, the NSG Exo, is a cost-effective distributed CCAP device which enables the deployment of a Distributed Access Architecture (DAA) utilizing coax networks. The NSG Exo allows service providers to move their radio frequency (RF) delivery requirements out of the headend or hub and deeper into the distribution network, simplifying network design and operation to resolve power and space constraints, provide service flexibility, and lower capital and operational expenses. The NSG Exo includes DOCSIS/EuroDOCSIS/J-DOCSIS CMTS capabilities today, with universal edge QAM capabilities under development.
We believe CCAP-based systems may, over time, replace and make obsolete current cable edge QAM products, as well as current CMTS products, since fully compliant CCAP-based solutions will combine the functionality of these products into one system. Since we historically have not addressed the CMTS market, we believe the NSG Pro and any other CCAP-based products we develop will have an opportunity to be sold into a significantly larger and growing market created by the CCAP standard.
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
CUSTOMERS
We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, based, in part, on revenue during 2014.

United States	International
CenturyLink	Acetel Co.
Charter Communications	Arqiva
Comcast Cable	Capella
Cox Communications	Dimension Data Netherlands
DigitalGlue	Huawei Technologies
DirecTV	Kabel Deutschland Vertrieb und Service
EchoStar Holding	OneBand Systems
Heartland Video	OOO Starline
Time Warner Cable	Sky Perfect JSAT
Turner Broadcasting	Virgin Media
Sales to our ten largest customers in 2014, 2013 and 2012 accounted for approximately 35%, 31% and 31% of revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2014, 2013 and 2012, revenue from Comcast accounted for 16%, 12% and 11% respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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
Our product management organization develops strategies for product lines and markets and, in conjunction with our sales force, identifies the evolving technical and application needs of customers so that our product development resources can be most effectively and efficiently deployed to meet anticipated product requirements. Our product management organization is also responsible for setting price levels, demand forecasting and general support of the sales force, particularly at major accounts.
Our corporate marketing organization is responsible for building awareness of the Harmonic brand in our markets and driving engagement with our strategies, solutions and products. The group develops all of our corporate messaging and manages all customer and industry communication mechanisms, including advertising, our Web presence, speakers bureau, events and trade shows. The marketing organization also develops our corporate video assets, including 4K/Ultra HD content for displays and demos, and manages product launches and demand generation in conjunction with our sales force. We have many programs in place to heighten industry awareness of our products, including participation in technical conferences, publication of articles in industry journals and exhibitions at trade shows.

MANUFACTURING AND SUPPLIERS
We rely on third party contract manufacturers to assemble our products and the subassemblies and modules for our products. In 2003, we entered into an agreement with Plexus Services Corp. to act as our primary contract manufacturer. Plexus currently provides us with a substantial majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed until October 2015. We do not generally maintain long-term agreements with any of our contract manufacturers.
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

INTELLECTUAL PROPERTY
As of December 31, 2014, we held 55 issued U.S. patents and 34 issued foreign patents and had 23 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
BACKLOG
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next 12 months, as well as deferred revenue that is expected to be recognized within the succeeding 12 months. Our backlog, including deferred revenue at December 31, 2014 was approximately $128.7 million. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
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
Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies including ATEME, Elemental Technologies, Envivio, Sumavision Technologies and Thomson Video Networks. With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems.
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

RESEARCH AND DEVELOPMENT
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2014, 2013 and 2012 were approximately $93.1 million, $99.9 million and $102.6 million, respectively. Research and development expenses as a percent of revenue in 2014, 2013 and 2012 were approximately 21.5%, 21.6% and 21.5%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon, New York and New Jersey), Israel and Hong Kong. In addition, a portion of our research and development is conducted through third party partners with engineering resources in Ukraine and in India.
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

EMPLOYEES
As of December 31, 2014, we employed a total of 1,028 people, including 362 in research and development, 203 in sales, 224 in service and support, 63 in operations, 65 in marketing (corporate and product), and 111 in a general and administrative capacity. There were 541 employees in the U.S. and 487 employees in foreign countries located in South America, the Middle East, Europe, Asia, and Canada. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 1A.	RISK FACTORS
We depend on cable, satellite and telco, and broadcast and media industry capital spending for our revenue and any material decrease or delay in capital spending in any of these industries would negatively impact our operating results, financial condition and cash flows.

Our revenue has been derived from worldwide sales to service providers and broadcast and media companies, as well as, more recently, emerging streaming media companies. We expect that these markets will provide our revenue for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by customers in each of these markets for the purpose of creating, expanding or upgrading their systems. These capital spending patterns are dependent on a variety of factors, including:

• the impact of general economic conditions, actual and projected;

• access to financing;

• annual capital spending budget cycles of each of the industries we serve;

• the impact of industry consolidation;

• customers suspending or reducing capital spending in anticipation of: (i) new standards, such as HEVC and DOCSIS 3.1; (ii) industry trends and technology shifts, such as virtualization, and (iii) new products, such as products based on the VOS software platform or the CCAP architecture;

• federal, state, local and foreign government regulation of telecommunications, television broadcasting and streaming media;

• overall demand for communication services and consumer acceptance of new video and data technologies and services;

• competitive pressures, including pricing pressures;

• the impact of fluctuations in currency exchange rates; and

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

In the past, adverse economic conditions in one or more of the geographies in which we offer our products have adversely affected our customers’ capital spending in those geographies and, as a result, our business. During challenging economic times, and in tight credit markets, many customers may delay or reduce capital expenditures. This could result in reductions in revenue from our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the U.S., Europe or other key markets, deteriorate, we could experience a material and adverse effect on our business, results of operations, financial condition and cash flows. Additionally, since most of our international revenue is denominated in U.S. dollars, global economic and market conditions may impact currency exchange rates and cause our products to become relatively more expensive to customers in a particular country or region, which could lead to delayed or reduced capital spending in those countries or regions, thereby negatively impacting our business and financial condition.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies including ATEME, Elemental Technologies, Envivio, Sumavision Technologies and Thomson Video Networks. With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems

Many of our competitors are substantially larger, or as a result of consolidation activity have become larger, and have greater financial, technical, marketing and other resources than we have, and have been in operation longer than we have. Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Tandberg Television was acquired by Ericsson; and Miranda Technologies and Grass Valley were acquired by Belden Inc.

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

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Also, some competitors that are smaller than we are have engaged in, and may continue to engage in, aggressive price competition in order to gain customer traction and market share. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue.

Additionally, certain customers and potential customers have developed, and may continue to develop, their own solutions that may cause such customers or potential customers to not consider our product offerings or to displace our installed products with their own solutions. The growing availability of open source codecs and related software, as well as new server chipsets that incorporate encoding technology, has, in certain respects, lowered the barriers to entry for the video processing industry. The development of solutions by potential and existing customers and the reduction of the barriers to entry to enter the video processing industry could result in increased competition and adversely affect our results of operations and business.

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

We are currently developing and marketing products based on established video compression standards, such as HEVC, which provides significantly greater compression efficiency, thereby making more bandwidth available to operators. At the same time, we continue to devote development resources to enhance the existing MPEG-4 AVC/H.264 compression of our products, which many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in encoding or transcoding.

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions in our Video and Cable Edge businesses. In 2014, we announced our VOS solution, a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in data center environments. We also recently introduced the Electra XVM software product, our first video media processing and encoding product based on this platform. We believe some of our customers have been delaying their purchase decisions until products based on our new VOS software platform and incorporating Ultra HD and HEVC technologies are deployed, which has adversely affected our revenue from video products in recent periods. In our Cable Edge business, we recently introduced the NSG Exo distributed CCAP product, and we continue to develop, market and sell our NSG Pro centralized CCAP product solutions.

Many of these products and initiatives are intended to integrate existing and new features and functions in response to shifts in customer demands in the relevant market, as well as to general technology trends (such as virtualized and cloud-based computing, and integrated QAM and CMTS functionality in CCAP-based products) that we believe will significantly impact our industry. The success of these significant and costly development efforts will be predicated, for certain products and initiatives, on the timing of market adoption of the new standards on which the resulting products are based, and for other products, the timing of customer adoption of our products and solutions, as well as our ability to timely develop the features and capabilities of our products and solutions. If new standards or some of our new products are adopted later than we predict or not adopted at all, or if adoption occurs earlier than we are able to deliver the applicable products or functionality, we risk spending significant research and development time and dollars on products or features that may never achieve market acceptance or that miss the customer demand window and thus do not produce the revenue that a timely introduction would have likely produced.

If we fail to develop and market new and enhanced products on a timely basis, our operating results, financial condition and cash flows could be materially and adversely affected.

Our CCAP-based product initiatives expose us to certain technology transition risks that may adversely impact our operating results, financial condition and cash flows.

In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe CCAP-based systems will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. We have begun to market and sell centralized and distributed CCAP-based products, and are developing the CMTS capabilities in our centralized CCAP products and universal edge QAM capabilities in our distributed CCAP products to make our products fully-compliant with current CCAP architecture standards. If we are unsuccessful in developing these capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

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

• the further adoption of bandwidth-optimization techniques, such as DOCSIS 3.0 and DOCSIS 3.1; and

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

• adoption of high-bandwidth technology, such as DOCSIS 3.x, next generation LTE and FTTP;

• the use of digital video by businesses, governments and educational institutions;

• efforts by regulators and governments in the U.S. and internationally to encourage the adoption of broadband and digital technologies, as well as to regulate broadband access and delivery;

• consumer interest in higher resolution video such as Ultra HD or retina-display technologies on mobile devices;

• the need to develop partnerships with other companies involved in video infrastructure workflow and broadband services;

• the continued adoption of the television viewing behaviors of consumers in developed economies by the growing middle class across emerging economies;

• the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video; and

• the outcome of disputes and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2014, 2013 and 2012 represented approximately 52%, 57% and 56% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity, particularly in emerging market countries (e.g., recent significant civil, political and economic disturbances in Russia and Ukraine);

• changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the European Union on the Russian Federation; and

• business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics.

We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen, which subjects us to foreign currency risk. In addition, a portion of our operating expenses relating to the cost of certain international employees, are denominated in foreign currencies, primarily the Israeli shekel, British pound, Euro, Singapore dollar, Chinese yuan and Indian rupee, although we do hedge against the Israeli shekel. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the U.S. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period.

Most of our international revenue is denominated in U.S. dollars, and fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country or region, leading to a reduction in revenue or profitability from sales in that country or region. The potential negative impact of a strong U.S. dollar on our business may be exacerbated by the significant devaluation of a number of foreign currencies. Also, if the U.S. dollar were to weaken against many foreign currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending in foreign markets.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on one supplier for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a substantial majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our Israeli operations are outsourced to another third party manufacturer in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2015.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the fiscal years ended December 31, 2014, 2013 and 2012 accounted for approximately 35%, 31% and 31% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the fiscal years ended December 31, 2014, 2013 and 2012, revenue from Comcast accounted for approximately 16%, 12% and 11% of our revenue, respectively, and further consolidation in the cable industry, such as Comcast’s announcement in February 2014 of its intention to acquire Time Warner Cable, could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As of December 31, 2014, we had 487 employees in our international operations, representing approximately 47% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

The fact that our employees are spread out in offices around the world also may present additional challenges when we initiate certain strategic initiatives. For example, we have an ongoing program to increase the efficiency and effectiveness of our worldwide sales organization. There can be no assurance that this initiative will achieve success or improve our revenue, operating results or financial condition. We may encounter communication, coordination, management and motivational challenges as we work to align our global sales teams with the stated objectives of this program, which could cause disruptions and delays within the sales organization and in their sales activities. In addition, the investment and costs associated with this strategic initiative may be greater than anticipated, and may outweigh any benefits achieved, which could adversely affect our operating results.

We face risks associated with having outsourced engineering resources located in Ukraine.

We outsource a portion of our research and development activities to a third-party partner with engineering resources located in Ukraine. Political, social and economic instability and unrest or violence in Ukraine, including the ongoing conflict with Russian-backed separatists or conflict with the Russian Federation directly, could cause disruptions to the business and operations of our outsourcing partner, which could slow or delay the development work our partner is undertaking for us. Instability, unrest or conflict could limit or prevent our employees from traveling to, from, or within Ukraine to direct and coordinate our outsourced engineering teams, or cause us to shift all or portions of the development work occurring in Ukraine to other locations or countries. The resulting delays could negatively impact our product development efforts, operating results and our business.

We face risks associated with having facilities and employees located in Israel

As of December 31, 2014, we maintained facilities in two locations in Israel with a total of 170 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 11% of those employees were called for active military duty in 2014. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the U.S., is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $29.0 million in 2014 against U.S. net deferred tax assets.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. For example, in October 2011, Avid Technology, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. In February 2014, a jury determined that we had not infringed on either of these patents. Avid has filed an appeal with respect to the jury’s verdict and the appeal has been docketed with the Federal Circuit. Although we have been able to successfully defend ourselves against the allegations by Avid to date, we may in the future be subject to additional allegations of infringement. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.

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

As of December 31, 2014, we had approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. For example, in February 2013, we entered into an Asset Purchase Agreement with Aurora Networks pursuant to which we agreed to sell our cable access HFC Business for $46 million in cash. Any such divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

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

At December 31, 2014, we held 55 issued U.S. patents and 34 issued foreign patents, and had 23 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Our use of open source software in some of our products may expose us to certain risks.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of December 31, 2014, we had purchased an aggregate of $231 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $105 million at December 31, 2014, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

We are subject to new requirements under the Dodd-Frank Act of 2010 that will require us to conduct research, disclose, and report whether or not our products contain certain conflict minerals sourced from the Democratic Republic of Congo or its surrounding countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we may incur certain additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

Changes in telecommunications legislation and regulations in the U.S. and other countries could affect our sales and the revenue we are able to derive from our products. In particular, “net neutrality” rules proposed by the U.S. Federal Communications Commission (FCC) aimed at regulating Internet service as a Title II telecommunications service, or regulations dealing with access by competitors to the networks of incumbent operators, could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

• the repurchase of over 30% of our outstanding shares since 2012 pursuant to our ongoing stock repurchase program and the tender offer we completed in 2013, as well as any future repurchases under our stock repurchase program;

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
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the U.S., Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through November 2022, are for an aggregate of approximately 350,000 square feet of space. The San Jose lease has a term of ten years and is for approximately 188,000 square feet of space. The San Jose facility houses our research and development and corporate headquarters functions. We have two business segments: Video and Cable Edge. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Item 3.	LEGAL PROCEEDINGS
From time to time, we are involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid's infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015.
An unfavorable outcome on any litigation matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial position and cash flows.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, exclusive patent, copyright, trademark and other intellectual property rights against us or our customers. Such assertions arise in the normal course of our operations. The resolution of any such assertions and claims cannot be predicted with certainty.

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

	2014		2013
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$7.48	$5.93	$5.93	$4.85
Second quarter	7.75	6.35	6.48	5.42
Third quarter	7.66	5.66	8.04	6.35
Fourth quarter	7.46	5.61	8.25	6.60
Holders
As of February 12, 2015, there were approximately 438 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our line of credit includes covenants prohibiting the payment of cash dividends.
Repurchases of Equity Securities by the Issuer
In April 2012, our Board of Directors (the “Board”) approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. In 2013, the Board approved a $195 million increase in the stock repurchase program, including a $75 million increase in January 2013, a $35 million increase to the program upon the closing of a sale of our HFC business in February 2013 and an additional $85 million increase to the program in July 2013. On May 14, 2014, the Board approved a further $80 million increase to the program, resulting in an aggregate authorized purchase of $300 million under the program and the repurchase period was extended through the end of 2016.
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
During 2012, we repurchased 5.1 million shares of our common stock at an average price of $4.43 per share for an aggregate purchase price of $22.6 million. During 2013, we repurchased 6.3 million shares of our common stock at an average share price of $6.48 per share for an aggregate purchase price of $40.6 million. In addition, $76.0 million, including $1.0 million of expenses, was spent in our "modified Dutch auction" tender offer, which closed on May 24, 2013. Under the tender offer, we repurchased 12.0 million shares of our common stock at $6.25 per share. During 2014, we repurchased 13.9 million shares of our common stock at an average share price of $6.70 per share for an aggregate purchase price of $93.1 million. As of December 31, 2014, we had repurchased 37.3 million shares of common stock under this program at a weighted average price of $6.21 per share for an aggregate purchase price of $232.3 million, including $1.0 million of expenses. The remaining authorized amount for repurchases under this program was $68.7 million as of December 31, 2014. The excess of cost over par value for the repurchase of our common stock is recorded to additional paid-in-capital.
The following table is a summary of our stock repurchases during the quarter ended December 31, 2014 (in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
September 27, 2014 - October 24, 2014	400	$6.43	400	$72,802
October 25, 2014 - November 21, 2014	59	$6.78	59	$72,400
November 22, 2014 - December 31, 2014	541	$6.93	541	$68,654
	1,000	$6.72	1,000
Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2009 and ending on December 31, 2014. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecommunications Index on December 31, 2009, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock

	12/09	12/10	12/11	12/12	12/13	12/14
Harmonic Inc.	100.00	135.60	79.75	80.22	116.77	110.92
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Telecom	100.00	107.95	96.16	100.40	139.11	148.69
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
The selected financial data set forth below as of December 31, 2014 and 2013, and for the fiscal years ended December 31, 2014, 2013 and 2012, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2012, 2011 and 2010, and for the fiscal years ended December 31, 2011 and 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
On March 5, 2013, we completed the sale of our cable access HFC business to Aurora Networks. As such, the results of operations associated with cable access HFC business are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented.

	Year ended December 31,
	2014	2013	2012	2011	2010 (5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$433,557	$461,940	$476,871	$490,874	$367,776
Cost of revenue (2)(4)	221,209	241,495	256,339	254,058	190,460
Gross profit	212,348	220,445	220,532	236,816	177,316
Operating expenses:
Research and development	93,061	99,938	102,627	99,314	74,404
Selling, general and administrative	131,322	134,014	127,117	127,077	104,501
Amortization of intangibles	6,775	8,096	8,705	8,918	4,912
Restructuring and asset impairment charges (2)(4)	2,761	1,421	—	—	—
Total operating expenses	233,919	243,469	238,449	235,309	183,817
Income (loss) from operations	(21,571)	(23,024)	(17,917)	1,507	(6,501)
Interest income, net	132	219	515	374	1,082
Other expense, net	(356)	(347)	(293)	(514)	(785)
Income (loss) from continuing operations before income taxes	(21,795)	(23,152)	(17,695)	1,367	(6,204)
Provision for (benefit from) income taxes (1)(3)	24,453	(44,741)	(1,506)	(651)	5,617
Income (loss) from continuing operations (6)	$(46,248)	$21,589	$(16,189)	$2,018	$(11,821)
Net income (loss) per share from continuing operations:
Basic	$(0.50)	$0.20	$(0.14)	$0.02	$(0.12)
Diluted	$(0.50)	$0.20	$(0.14)	$0.02	$(0.12)
Shares used in per share calculation:
Basic	92,508	106,529	116,457	115,175	101,487
Diluted	92,508	107,808	116,457	116,427	101,487
	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$104,879	$170,581	$201,176	$161,837	$120,371
Working capital	$142,754	$243,650	$293,978	$279,060	$217,898
Total assets	$480,518	$606,084	$717,531	$734,166	$720,386
Stockholders’ equity	$371,813	$494,166	$553,413	$564,316	$520,203
______________________________________________________________________________________________________
(1)    A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $29.0 million in 2014 against U.S. net deferred tax assets. This unfavorable impact was partially offset by the release of $9.0 million of tax reserves in 2014, including accrued interests and penalties, for our 2010 tax year in the U.S., as a result of the expiration of the statute of limitation for that tax year.
(2)    In 2014, we recorded restructuring and asset impairment charges of $3.1 million, of which $2.8 million is included in operating expenses and $0.3 million is included in cost of revenue (See Note 11, "Restructuring and Asset Impairment Charges," of the notes to our Consolidated Financial Statements).
(3)    In 2013, we released $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the statute of limitations for those tax years.
(4)     In 2013, we recorded restructuring charges of $2.2 million, of which $1.4 million is included in operating expenses and $0.8 million is included in cost of revenue (See Note 11, "Restructuring and Asset Impairment Charges," of the notes to our Consolidated Financial Statements).
(5)    We acquired Omneon, Inc. on September 15, 2010 and its results of operations are included from the date of acquisition. In addition, the 2010 operating expenses include a charge of $5.9 million for acquisition costs related to the Omneon acquisition, $3.0 million of excess facilities charges, primarily related to the closure of the Omneon Sunnyvale office, and $1.6 million for severance expenses.
(6)    Income (loss) from continuing operations for 2014, 2013, 2012, 2011 and 2010 included stock-based compensation expense of $17.3 million, $16.0 million, $18.4 million, $20.3 million and $15.0 million, respectively.

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

OVERVIEW
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video and broadband services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones. We operate in two segments, Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Cable Edge business sells cable edge solutions and related services, primarily to cable operators globally.

Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers' capital spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the U.S. and international markets; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing capital spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending in the markets on which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us. Implementation issues with our products or those of other vendors have caused in the past, and may cause in the future, delays in project completion for our customers and delay our recognition of revenue.

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers in 2014, 2013 and 2012 accounted for approximately 35%, 31% and 31% of our revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2014, 2013 and 2012, revenue from Comcast accounted for 16%, 12% and 11%, respectively, of our revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

Our net revenue decreased 6% from $462 million in 2013 to $434 million in 2014. The change in our 2014 net revenue was impacted by three primary trends, the first of which was positive and the remaining two were negative. First, worldwide demand for narrowcast edge QAMs remained strong in 2014. This demand, paired with our strategic initiative to enter the CCAP market and the introduction of our NSG Pro platform in late 2013, drove the increase in our Cable Edge segment revenue in 2014. Second, we experienced a significant decline in our EMEA revenue in 2014, partly due to a substantial economic slowdown in the emerging markets of that region, where we had experienced strong growth in prior years. While APAC performed largely as we expected, Russia, the Middle East, and Africa proved challenging. Russia, the Middle East and Africa each faced softening macroeconomic environments and heightened geopolitical concerns throughout 2014. As a result, our revenue decreased 30% in 2014 from 2013 in these three geographies. Third, we experienced a spending pause by some of our customers ahead of the industry's shift to Ultra HD video and HEVC compression, which was compounded by our customers contemplating transitions to next-generation video processing architectures, which we introduced with the launch of our software-based VOS platform in April 2014. New and existing broadcast and media company and service provider customers delayed projects in 2014 to reconsider their global video processing architectures, and we believe this trend could continue in varying degrees for the next several quarters.
As a result of the decrease in our net revenue in 2014, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing extensive, company-wide expense control programs (See Note 11, "Restructuring and Asset Impairment Charges," of the notes to our Consolidated Financial Statements for additional information).
As part of our business strategy, (1) from time to time we have acquired or invested in, and continue to consider acquiring or investing in, businesses, technologies, assets and product lines that we believe complement or may enhance or expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In March, 2013, we completed the sale of our cable access HFC business to Aurora Networks, Inc. for $46 million. In 2014, we made strategic minority investments in cloud-based technology companies such as Encoding.com, Inc. and VJU ITV Development GmbH.
As a result of the sale of our cable access HFC business to Aurora Networks in March 2013, the Consolidated Statements of Operations have been retrospectively adjusted to present the cable access HFC business as discontinued operations, as described in Note 3, "Discontinued Operations," of the notes to our Consolidated Financial Statements. Unless otherwise noted, all discussions herein with respect to the Company's consolidated financial statements relate to the Company's continuing operations.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The preparation of financial statements and related disclosures requires Harmonic to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made. See Note 2 of the notes to our Consolidated Financial Statements for details of our accounting policies. Critical accounting policies, judgments and estimates that we believe have the most significant impact on Harmonic’s financial statements are set forth below:

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
Solution sales for the design, manufacture, test, integration and installation of products are accounted for in accordance with applicable guidance on accounting for performance of construction/production contracts, using the percentage-of-completion method of accounting when various requirements for the use of this accounting guidance exist. Under the percentage-of-completion method, our revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. Costs are recognized proportionally to the labor hours incurred. Management believes that, for each such project, labor hours expended in proportion to total estimated hours at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. This requires us to estimate, at the outset of each project, a detailed project plan and associated labor hour estimates for that project. For contracts that include customized services for which labor costs are not reasonably estimable, the Company uses the completed contract method of accounting. Under the completed contract method, 100% of the contract’s revenue and cost is recognized upon the completion of all services under the contract. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized. Our application of the percentage-of-completion method of accounting is subject to our estimates of labor hours to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results, financial position or cash flows for a particular period could be adversely affected.
Revenue on shipments to resellers and systems integrators is generally recognized on delivery. Allowances are provided for estimated returns and such allowances are adjusted periodically to reflect actual and anticipated experience. Resellers and systems integrators purchase our products for specific capital equipment projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these resellers and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our equipment to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking resellers. We have long-term relationships with most of these resellers and systems integrators and substantial experience with similar sales of similar products. We do have instances of accepting product returns from resellers and system integrators. However, such returns typically occur in instances where the system integrator has designed a product into a project for the end user, but the integrator requests permission to return the component as it does not meet the specific project’s functional requirements. Such returns are made solely at our discretion, as our agreements with resellers and system integrators do not provide for return rights. We have extensive experience monitoring product returns from our resellers, and, accordingly, we have concluded that the amount of future returns can be reasonably estimated in accordance with applicable accounting guidance. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

VALUATION OF INVENTORIES
We state inventories at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We write down the cost of excess or obsolete inventory to net realizable value based on future demand forecasts and historical consumption. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional charges for excess and obsolete inventory and our gross margin could be adversely affected. Inventory management is of critical importance in order to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
IMPAIRMENT OF GOODWILL OR LONG-LIVED ASSETS

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. We test for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of our fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. We use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
In 2013, we performed a goodwill impairment test as a single reporting unit. In 2014, due to a change in our reporting structure, the goodwill impairment is tested at our two reporting units, which are the same as our operating segments (see Note 18, "Segment Information, Geographic Information and Customer Concentration," of the notes to our Consolidated Financial Statements for additional information on operating segments). Goodwill is assigned to the reporting units using the relative fair values of the reporting units and the fair values of the reporting units were determined utilizing a blend of the income approach and the market approach. There was no impairment of goodwill resulting from our fiscal 2014 annual impairment testing in the fourth quarter of 2014, and based on our fiscal 2014 annual testing, we determined that none of our reporting units were at risk of failing the initial goodwill impairment testing step. In addition, we have not recorded any impairment charges related to goodwill for any prior periods. (See Note 8, “Goodwill and Identified Intangible Assets,” of the notes to our Consolidated Financial Statements for additional information)
We evaluate the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, we evaluate the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to writedown the carrying value of the asset to its estimated fair market value. In connection with restructuring actions initiated during 2014, we recorded an impairment charge of $1.1 million in fiscal 2014 related to software development costs incurred for a discontinued IT project. We have not recorded any other significant impairment charges related to intangible assets or long-lived assets for any prior periods.
ASSESSMENT OF THE PROBABILITY OF THE OUTCOME OF CURRENT LITIGATION
From time to time, we are involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We assess potential liabilities in connection with each lawsuit and threatened lawsuits and accrue an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which we are a party specify the damages claimed, such claims may not represent reasonably probable losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid's infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. On September 25, 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11 - 16, on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015.
An unfavorable outcome on any litigation matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial position and cash flows.

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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $29.0 million in 2014 against U.S. net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.
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
Our 2008, 2009 and 2010 U.S. corporate income tax returns were audited by the Internal Revenue Service ("IRS") and one of our subsidiaries was under audit by the Israel tax authority for the years 2007 through 2011. However, the statute of limitations for the audit of our 2008 and 2009 tax years by the IRS expired in September 2013, effectively ending the IRS audits for those years. The statute of limitations for the audit of 2010 tax year by IRS expired in September 2014. As a result, in 2013, we released $39.0 million tax reserves, including accrued interests and penalties, for the 2008 and 2009 tax years and in 2014 we further released $9.0 million of related tax reserves, including accrued interest and penalties, for the 2010 tax year. Further, the audits by the Israel tax authority for our 2007 through 2011 tax years ended in 2013, and we reached a settlement with the Israel tax authority that did not involve any material adjustments.
The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2014 tax years generally remain subject to examination by their respective tax authorities.
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

STOCK-BASED COMPENSATION
We measure and recognize compensation expense for all stock-based compensation awards made to employees and directors, including stock options, restricted stock units and awards related to our Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards. The grant date fair value of restricted stock units is based on the fair value of our common stock on the date of grant. The grant date fair value of our stock options and ESPP is estimated using the Black-Scholes option pricing model.
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
See Note 14 and Note 15 of the notes to our Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS
Net Revenue
Prior to the fourth quarter of 2014, we operated our business in one reportable segment. In connection with our 2015 annual planning process, we changed our operating segments to align with how our chief operating decision maker, which for us is our Chief Executive Officer, expected to evaluate the financial information used to allocate resources and assess our performance. The new reporting structure consists of two operating segments: Video and Cable Edge. As a result, the segment information presented has been conformed to the new operating segments for all prior periods.
The new operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to service providers as well as to broadcast and media companies, including streaming new media companies. The Cable Edge segment sells cable edge solutions and related services to cable operators globally.
The following table presents the breakdown of revenue by segments for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Video	$326,756	$381,994	$378,383	$(55,238)	(14)%	$3,611	1%
Cable Edge	106,801	79,946	98,488	26,855	34%	(18,542)	(19)%
Total net revenue	$433,557	$461,940	$476,871	$(28,383)	(6)%	$(14,931)	(3)%

Segment revenue as a % of total net revenue:
Video	75%	83%	79%
Cable Edge	25%	17%	21%
The following table presents the breakdown of revenue by geographical region for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Americas	$245,849	$237,799	$257,527	$8,050	3%	$(19,728)	(8)%
EMEA	109,645	140,929	133,429	(31,284)	(22)%	7,500	6%
APAC	78,063	83,212	85,915	(5,149)	(6)%	(2,703)	(3)%
Total net revenue	$433,557	$461,940	$476,871	$(28,383)	(6)%	$(14,931)	(3)%

Regional revenue as a % of total net revenue:
Americas	57%	51%	54%
EMEA	25%	31%	28%
APAC	18%	18%	18%
Fiscal 2014 compared to Fiscal 2013
Our Video segment net revenue decreased $55.2 million, or 14%, in 2014 compared to 2013. This decrease was primarily attributable to a $59.5 million decrease in video product revenue, offset partially by a $4.3 million increase in video service revenue. Net revenue for our video processing products declined at nearly twice the rate of our production and playout products during 2014, primarily due to the spending pause of several of our customers as they looked ahead towards the industry's transition to Ultra HD and HEVC compression, compounded by our customers' adoption of next-generation video processing architectures, which corresponded with the launch of our software-based VOS platform in April 2014. The decrease in video segment net revenue was also impacted by EMEA's softening macroeconomic conditions in 2014. The increase in video service revenue was primarily attributable to increased maintenance revenue across all regions, except EMEA.
Our Cable Edge segment net revenue increased $26.9 million, or 34%, in 2014 compared to 2013. This increase was primarily attributable to increased sales of our NSG products, including the new NSG Pro CCAP product that was launched in the fourth quarter of 2013 and purchased by our largest U.S. cable customer. The continued increases in worldwide demand for Narrowcast edgeQAMs paired with our strategic initiative and introduction of NSG Pro platform drove the strong demand for our NSG products in the service provider market.
Net revenue in the Americas increased $8.1 million, or 3%, in 2014 compared to 2013 primarily due to increased sales of our cable edge products to North American cable operators, offset partially by decreased sales of our production and playout products to the North American broadcast and media market, which was primarily due to the spending pause ahead of the key technology transitions in the video products. This technology spending pause also contributed to the decline in net revenue in EMEA and APAC in 2014. APAC net revenue decreased $5.1 million, or 6%, in 2014 compared to 2013 and EMEA net revenue decreased $31.3 million, or 22%, in 2014 compared to 2013. The decrease in EMEA net revenue was attributable to extraordinary economic and geopolitical unrest in this region, more specifically, Russia, Africa and pockets of the Middle East, which decreased significantly in 2014, impacting overall softness throughout Europe.
Fiscal 2013 compared to Fiscal 2012
Video segment net revenue increased $3.6 million, or 1%, in 2013 compared to 2012 due to a $5.7 million increase in video service revenue, offset partially by a $2.1 million decrease in video product revenue. The increase in video service revenue was primarily driven by the revenue recognition of a multi-million dollar, long-term contract in Europe. The decrease in video product revenue was primarily attributable to lower sales of our production and playout servers in the APAC region as, in 2012, we benefited from higher revenues in emerging markets in this region. The decrease in production and playout revenue was partially offset by increased sales of our encoder and decoder products, principally in the broadcast and media market. Cable segment net revenue decreased $18.5 million, or 19%, in 2013 compared to 2012 due to the softness in the U.S. and Canada cable Pay-TV service provider markets in the first half of 2013, as some of the providers were looking ahead to the availability of new technologies, including CCAP-enabled products. Cable edge product revenue for the second half of 2013 increased 28% over the first half of 2013 as customer’s buying patterns returned.
Net revenue in the Americas decreased $19.7 million, or 8%, in 2013 compared to 2012 principally due to lower sales in North America and the LATAM region. The decrease in North American revenue was primarily attributable to the softness in the cable Pay-TV service provider market, and the decrease in LATAM revenue was principally due to the timing of revenue recognition of certain projects. These decreases were offset partially by increased sales of our video processing products to North American broadcast and media customers and, to a lesser extent, production and playout products, primarily due to an increase in the number and size of system expansions and upgrades at our customers' sites. EMEA net revenue increased $7.5 million, or 6%, in 2013 compared to 2012 primarily due to increased sales to the emerging markets, and to a lesser extent, the European countries, mostly for our video processing products and the recognition of service revenue from a multi-million dollar, long-term contract in the third quarter of 2013. APAC net revenue decreased $2.7 million, or 3%, in 2013 compared to 2012 primarily due to lower sales in our production and playout products.
Gross Profit
The following presents the gross profit and gross profit as a percentage of net revenue ("gross margin") for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Gross profit	$212,348	$220,445	$220,532	$(8,097)	(4)%	$(87)	—%
As a percentage of net revenue ("gross margin")	49.0%	47.7%	46.2%
Gross margin increased to 49.0% in 2014 compared to 47.7% in 2013 despite a steep revenue mix shift in 2014 toward our lower margin cable edge products. The increase in gross margin was primarily due to the closing of several high-value transactions in 2014 and a higher proportion of software-rich product sales in 2014 as well as decreased expenses related to amortization of intangibles. The expense related to amortization of intangibles included in cost of revenue decreased from $19.2 million in 2013 to $13.7 million in 2014, due to certain purchased tangible assets becoming fully amortized.
Gross margin increased to 47.7% in 2013, compared to 46.2% in 2012. The increase in gross margin was primarily due to a mix shift toward more software license sales. The gross margin of our cable edge product improved in 2013, compared to 2012, as we sold more software licenses into the existing hardware products in 2013. In addition, in 2013, we had a higher proportion of our video processing and product and playout revenue related to sale of licenses and new software products. In 2013, we also benefited from our improved operational efficiencies and supply chain management. In 2013 and 2012, approximately $19.2 million and $20.5 million of expense related to amortization of intangibles were included in cost of revenue.
Research and Development
Our research and development expense consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The following table presents the research and development expenses and the expense as a percentage of net revenue for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Research and development	$93,061	$99,938	$102,627	$(6,877)	(7)%	$(2,689)	(3)%
As a percentage of net revenue	21.5%	21.6%	21.5%

The $6.9 million, or 7%, decrease in research and development expense in 2014 compared to 2013 was primarily attributable to decreased headcount and related expenses, including contractors, of $6.6 million, decreased prototype materials costs of $0.6 million and decreased facilities and other expenses of $1.3 million. The decrease in headcount related expenses was primarily the result of restructuring programs implemented in fiscal 2013. The decreases in research and development expenses in 2014 were offset partially by increased expenses on consulting and outside engineering services of $1.6 million, primarily related to increased shift of research and development resources to lower cost facilities.
The $2.7 million, or 3%, decrease in research and development expense in 2013 compared to 2012 was primarily attributable to decreased headcount and related expenses of $3.5 million and decreased prototype materials costs of $1.4 million. The decrease in headcount related expense was mainly due to a reduction in headcount and a decrease in accrual for employee time off benefits. Effective April 1, 2013, we implemented a new program which no longer requires the accrual of employee time off benefits. These decreases in research and development expenses in 2013 were offset partially by increased expenses on consulting and outside engineering services of $2.5 million, primarily related to increased level of outsourced engineering services.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expense as a percentage of net revenue for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Selling, general and administrative	$131,322	$134,014	$127,117	$(2,692)	(2)%	$6,897	5%
As a percentage of net revenue	30.3%	29.0%	26.7%
The $2.7 million, or 2%, decrease in selling, general and administrative expenses in 2014 compared to 2013 was primarily attributable to decreased legal and other professional fees of $2.8 million, primarily the result of our legal proceedings with Avid and $0.7 million attributable to shareholder activist activity in the second quarter of 2013, decreased headcount and related expense, including contractors, of $1.8 million, decreased third-party commission expense of $0.5 million. These decreases were offset partially by $3.1 million of increased facilities rental and other operating expense as well as, increased depreciation for demonstration equipment.
The $6.9 million, or 5%, increase in selling, general and administrative expenses in 2013 compared to 2012 was primarily attributable to increased headcount and related expense of $5.3 million, increased legal fees of $1.9 million, driven mainly by the legal proceedings with Avid, increased depreciation of $1.5 million related to an increased number of demonstration equipment, and advisory and legal costs of $0.7 million related to shareholder activist activity in the second quarter of 2013. The increase in headcount and related expense in 2013 was primarily due to an increase in headcount and bonus expense, offset partially by a reduction in the accrual for employee time off benefits. Effective April 1, 2013, the Company implemented a new program which no longer requires the accrual of employee time off benefits. These increases in 2013 expenses were offset partially by decreased professional fees and outside services and decreased software license subscriptions.
Segment Operating Income

The following table presents a breakdown of operating income by segment for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Video	$18,073	$24,583	$27,565	$(6,510)	(26)%	$(2,982)	(11)%
Cable Edge	1,239	(1,282)	2,150	2,521	197%	(3,432)	(160)%
Total segment operating income	$19,312	$23,301	$29,715	(3,989)	(17)%	(6,414)	(22)%

Segment operating income (loss) as a % of segment revenue:
Video	6%	6%	7%
Cable Edge	1%	(2)%	2%

The following table presents a reconciliation of total segment operating income to consolidated loss from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2014	2013	2012
Total operating income by segment	$19,312	$23,301	$29,715
Unallocated corporate expenses	(3,076)	(2,994)	—
Stock-based compensation	(17,287)	(16,002)	(18,428)
Amortization of intangibles	(20,520)	(27,329)	(29,204)
Consolidated operating loss	(21,571)	(23,024)	(17,917)
Non-operating income (loss)	(224)	(128)	222
Loss from continuing operations before income taxes	$(21,795)	$(23,152)	$(17,695)

Fiscal 2014 compared to Fiscal 2013
Video segment operating income decreased $6.5 million, or 26%, in 2014 compared to 2013 primarily attributable to lower sales volume in 2014. Despite decreased sales volume in 2014, Video segment operating margin remained at 6% in 2014 primarily due to the closing of several high-value transactions in 2014 and a higher proportions of software-rich product sales in 2014.
Cable Edge segment operating income increased $2.5 million, or 197%, in 2014 compared to 2013 and operating margin increased from (2)% in 2013 to 1% in 2014. The increase in Cable Edge operating income and margin in 2014 was primarily attributable to higher sales volume in 2014, a higher proportion of software-rich product sales in 2014, and continued improvements to our supply chain and manufacturing processes.
Fiscal 2013 compared to Fiscal 2012
Video segment operating income decreased $3.0 million, or 11%, in 2013 compared to 2012 and operating margin decreased from 7% in 2012 to 6% in 2013. The decrease in Video segment operating income and operating margin was primarily attributable to higher depreciation expenses related to an increased number of demonstration equipment units and higher legal fees associated with the legal proceedings with Avid.
Cable Edge segment operating income decreased $3.4 million, or 160%, in 2013 compared to 2012 and operating margin decreased from 2% in 2012 to (2)% in 2013. The decrease in Cable Edge operating income and margin in 2013 was primarily attributable to decreased sales volume in 2013 and higher investment cost incurred in research and development for projects related to the new CCAP technology.
Amortization of Intangibles
Amortization of intangibles was $6.8 million, $8.1 million and $8.7 million during 2014, 2013 and 2012 respectively. The decreases in the amortization of intangibles expense in each year were primarily due to certain purchased tangible assets becoming fully amortized.

Restructuring and Asset Impairment Charges
We implemented several restructuring plans in the past few years and recorded restructuring and asset impairment charges of $3.1 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and there were no charges for the year ended December 31, 2012. The goals of these plans were to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.

We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and "Operating expenses-restructuring and asset impairment charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and asset impairment charges (in thousands):

	Year ended December 31,
	2014	2013	2012
Product cost of revenue	$315	$823	$—
Operating expenses-Restructuring and asset impairment charges	2,761	1,421	—
Total	$3,076	$2,244	$—

The restructuring and asset impairment charges of $3.1 million in 2014 consisted of $2.2 million and $0.9 million incurred under the Harmonic 2015 Restructuring Plan and Harmonic 2013 Restructuring Plan, respectively.

The Harmonic 2015 Restructuring Plan was approved and initiated in the fourth quarter of 2014 and the charges recorded under this Plan in 2014 consisted of $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued project, $0.6 million of severance and benefits related to the termination of 19 employees worldwide, $0.3 million of excess materials costs associated with the termination of a research and development project and $0.1 million of other charges. The $0.9 million restructuring and asset impairment charges recorded in 2014 related to the Harmonic 2013 Restructuring Plan which commenced in 2013 and extended through the third quarter of 2014 consisted primarily of severance and benefits related to the termination of 25 employees worldwide.

The restructuring charges of $2.2 million in 2013 were under the Harmonic 2013 Restructuring Plan and consisted of $1.7 million severance and benefits related to the termination of 85 employees worldwide. In addition, we wrote-down, to its estimated net realizable value, leasehold improvements and furniture related to our Milpitas warehouse by $0.1 million, and wrote-down inventory to reflect $0.4 million of obsolete inventories arising from the restructuring of our Israel facilities.

See Note 11, "Restructuring and Asset Impairment Charges," of the notes to our Consolidated Financial Statements for additional information.

Interest Income, Net
Interest income, net was $0.1 million, $0.2 million and $0.5 million during 2014, 2013 and 2012, respectively. The decreases in interest income, net in each year were primarily due to a lower average balance of cash, cash equivalents and short-term investments invested resulting from the continuous repurchase of shares under our stock repurchase program, and to a lesser extent, a decrease in the rate of return on such investments.
Other Expense, Net
Other expense, net was $0.4 million, $0.3 million and $0.3 million during 2014, 2013 and 2012, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency forward contracts. The gain (loss) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the Euro, British pound, Japanese yen and Israeli shekels.
Income Taxes
We reported the following operating results for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,
	2014	2013	2012
Loss from continuing operations before income taxes	(21,795)	(23,152)	(17,695)
Provision for (benefit from) income taxes	24,453	(44,741)	(1,506)
Effective income tax rate	(112)%	193%	9%
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forward, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits, the effects of statutes of limitation, or settlement with the tax authorities. See Note 16, "Income Taxes," of the notes to our Consolidated Financial Statements for the reconciliation of how our provision for (benefit from) income taxes differ from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes.
The increase in provision for income taxes in 2014 compared to 2013 was primarily attributable to increase in valuation allowance against U.S. net deferred tax assets. In 2014, as a result of cumulated losses in the recent years and the analysis of all available positive and negative evidence, we recorded a full valuation allowance against the beginning of year U.S. net deferred tax assets of $34.0 million. In addition, in 2014, we carried back our 2013 federal net operating loss to 2011 resulting in a tax refund. Certain federal R&D credits were also freed up as a result and utilized to offset income tax reserves as a result of the adoption of the ASU 2013-11. These two events reduced the valuation allowance by approximately $5.0 million and led to the net change of valuation allowance of $29.0 million. This unfavorable net impact was offset partially by a tax benefit of $9.0 million associated with the release of tax reserves including accrued interest and penalties, for our 2010 tax year in the U.S., as a result of the expiration of the applicable statute of limitation for that year.
The increase in benefit from income taxes in 2013 compared to 2012, was primarily attributable to the release of $39.0 million of tax reserves in 2013, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the applicable statute of limitations for those tax years, and to a lesser extent, the tax benefit associated with the reinstatement of the federal research and development tax credit for 2012 and the mix of income and losses in the various tax jurisdictions in which we operate.

Discontinued Operations
On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46 million from the sale and recorded a net gain of $14.7 million in connection with the sale. See Note 3, "Discontinued Operations" of the notes to our Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
As of December 31, 2014, our cash and cash equivalents totaled $73.0 million, and our short-term investments totaled $31.8 million. We believe our current liquidity position as of December 31, 2014, together with the prospects for continued generation of cash from operating activities are adequate for our business needs in the next 12 months, including any stock repurchases under our present stock repurchase program.
At December 31, 2014, a majority of our cash, cash equivalents and short-term investments were held in accounts in the United States. We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. As of December 31, 2014, no provision had been made for U.S. income taxes or foreign withholding taxes on $17.1 million of cumulative undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest these earnings outside the U.S. We determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the U.S., we could be subject to additional U.S. income taxes and foreign withholding taxes.
In the event we need or desire to access funds from the short-term investments that we hold, it is possible that we may not be able to do so due to adverse market conditions. Our inability to sell all or some of our short-term investments at par or our cost, or rating downgrades of issuers of these securities, could adversely affect our results of operations or financial condition. Nevertheless, we believe that our existing liquidity sources will satisfy our presently contemplated cash requirements for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated opportunities or to strengthen our financial position.
On December 22, 2014, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan") for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on our behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and reborrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the year ended December 31, 2014. As of December 31, 2014, the amount available for borrowing under this facility was $20.0 million.

The revolving loan bears interest, at our election, at either (a) an adjusted LIBOR rate for a term of 1 month, 2 months, or 3 months, plus an applicable margin of 1.75% or (b) the prime rate plus an applicable margin of -1.30%, provided that such rate shall not be less than the one month adjusted LIBOR rate, plus 2.5%. In the event that the balance of our accounts held with JPMorgan falls below $30.0 million in aggregate total worldwide consolidated cash and short-term investments (the “Consolidated Cash Threshold”) for five consecutive business days, we are obligated to pay a one-time facility fee of $50,000 to JPMorgan. We are also obligated to pay JPMorgan a non-usage fee equal to the average daily unused portion of the credit facility multiplied by a per annum rate of 0.25% if, during any calendar month, the balance in our accounts held with JPMorgan falls below the Consolidated Cash Threshold for five consecutive business days.

We will pay a letter of credit fee with respect to any letters of credit issued under the Credit Agreement in an amount equal to (a) in the case of a standby letter of credit, the maximum amount available to be drawn under such standby letter of credit multiplied by a per annum rate of 1.75% and (b) in the case of a commercial letter of credit, the greater of $100 or 0.75% of the original maximum available amount of such commercial letter of credit. We will also pay other customary transaction fees and costs in connection with the issuance of letters of credit under the Credit Agreement.

Obligations under the Credit Agreement are secured only by a pledge of 66 2/3% of our equity interests in our foreign subsidiary, Harmonic International AG. Additionally, to the extent that in the future we form any direct or indirect, domestic, material subsidiaries, those subsidiaries will be required to provide a guaranty of our obligations under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. We are also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of December 31, 2014, we were in compliance with the covenants under the Credit Agreement.

On December 19, 2014, in connection with our entry into the Credit Agreement with JPMorgan, we terminated our credit facility dated as of August 11, 2011 with Silicon Valley Bank (“SVB”). The SVB Credit Facility had provided for a $10.0 million unsecured revolving credit line, expiring on December 31, 2014. No penalties were due in connection with the termination of the SVB Credit Facility.

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

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$47,369	$53,759	$70,813
Net cash provided by (used in) investing activities	27,799	51,094	(47,549)
Net cash used in financing activities	(92,007)	(111,202)	(17,699)
Effect of exchange rate changes on cash and cash equivalents	(458)	8	122
Net (decrease) increase in cash and cash equivalents	$(17,297)	$(6,341)	$5,687
Operating Activities
Net cash provided by operations was $47.4 million in 2014, resulting from our net loss of $46.2 million, adjusted for non-cash items of $93.6 million, which primarily consisted of amortization of intangibles, stock-based compensation, depreciation and change in deferred income taxes. Deferred income taxes decreased $32.2 million primarily related to the increase in U.S. federal and California tax valuation allowance as a result of our history of recent operating losses that has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets. Changes in operating assets and liabilities in 2014 were minimal. An increase in deferred revenue of $11.2 million primarily due to the timing of periodic service and support billings for annual contracts and a decrease in inventories of $1.6 million was offset by a decrease in income tax payable of $7.1 million primarily due to the reversal of federal income tax reserves as a result of the expiration of the statute of limitation and a decrease in accrued liabilities of $1.4 million primarily due to lower accrual for headcount related expenses, as well as, an increase in accounts receivable of $1.0 million, and an increase in prepaid and other assets of $3.3 million primarily related to an advance payment for software license purchases paid to Vislink plc (see Note 5, "Investments in Other Equity Securities" of the notes to our Consolidated Financial Statements for additional information).
Net cash provided by operations was $53.8 million in 2013, resulting from a net income of $37.0 million, adjusted for $43.5 million in non-cash items, and a $26.8 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash items primarily included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories, doubtful accounts and sales returns, and partially offset by a $14.7 million gain on disposal of discontinued operations, net of tax and adjustment to deferred income taxes. The net change in operating assets and liabilities included decreases in income tax payable, accounts payable and accrued and other liabilities and deferred revenue, which were partially offset by decreases in inventories, accounts receivable and prepaid and other assets. The decrease in income tax payable was primarily due to the release of $39.0 million of tax reserves in 2013, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the applicable statute of limitations for those tax years. The decrease in accrued and other liabilities reflected the settlement of the U.S. employee accrued time off benefit balance of $4.5 million in April 2013, as we implemented a new employee time off program and, as a result, are no longer required to accrue for employee time off benefits in the U.S. In addition, there was no ESPP contributions as of December 31, 2013, as the plan was suspended for the second half of 2013. The decrease in inventories was primarily due to lower purchases resulting from the sale of the cable access HFC business and our efforts to better optimize our supply chain and the decrease in accounts receivable was primarily due to further improvements in our collection process. The decrease in prepaid and other assets was despite a $7.5 million advance payment made to a supplier in December 2013 for future inventory requirements.

Cash provided by operations was $70.8 million in 2012, resulting from a net loss of $10.9 million, adjusted for $66.2 million in non-cash items, and a $15.5 million increase in cash associated with the net change in operating assets and liabilities. The non-cash items primarily included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories, doubtful accounts and sales returns, and deferred income taxes. The net change in operating assets and liabilities included decreases in accounts receivable and inventories, as well as increases in deferred revenue and income taxes payable, partially offset by increases in prepaid expenses, as well as decreases in accounts payable and accrued liabilities. The decrease in accounts receivable was primarily due to improvement in our collection process, and the decrease in inventory was primarily due to improvement in our supply chain process. The decrease in accounts payable was primarily due to the timing of purchases and payments in the last quarter of 2012. The increase in income tax payable was primarily due to lower estimated tax payments made in 2012, compared to 2011.
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
Investing Activities
Net cash provided by investing activities was $27.8 million in 2014, primarily resulting from net proceeds from the sale and maturity of investments of $73.9 million, partially offset by the purchase of short-term investments of $26.6 million, capital expenditures of $10.1 million, and purchases of long-term investments of $9.4 million.
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
Financing Activities
Net cash used in financing activities was $92.0 million in 2014, primarily resulting from $93.1 million of payments for the repurchase of common stock in connection with our stock repurchase program, partially offset by $1.1 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Net cash used in financing activities was $111.2 million in 2013, primarily resulting from $116.5 million of payments for the repurchase of common stock in connection with our stock repurchase program, of which $40.6 million was spent on open market transactions and $75.9 million, including related costs, was spent in our “modified Dutch auction” tender offer, which closed on May 24, 2013. The payments for the repurchase of common stock were offset by $5.2 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Net cash used in financing activities was $17.7 million in 2012, primarily resulting from $22.6 million of payments for the repurchase of common stock in connection with our stock repurchase program announced in April 2012, offset in part by $4.8 million of net proceeds from the issuance of common stock related to our equity incentive plans.

OFF-BALANCE SHEET ARRANGEMENTS
None as of December 31, 2014.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Future payments under contractual obligations and other commercial commitments, as of December 31, 2014, after giving effect to $0.2 million of future sublease income from Aurora, are as follows:

	Payments Due by Period
	Total Amounts Committed	1 Year or Less	2 -3 Years	4-5 Years	Over 5 Years
	(In thousands)
Operating leases	$49,377	$10,412	$17,007	$15,835	$6,123
Purchase commitments	21,303	21,303	—	—	—
Total contractual obligations	$70,680	$31,715	$17,007	$15,835	$6,123
Other commercial commitments:
Standby letters of credit	$443	$443	$—	$—	$—
Indemnification obligations (1)	—	—	—	—	—
Total commercial commitments	$443	$443	$—	$—	$—
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
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, approximately $5.0 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2014, had been excluded from the contractual obligations table above. See Note 16, “Income Taxes” of the notes to our Consolidated Financial Statements for a discussion on income taxes.
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

We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 10%, 12%, and 9% of net revenue in 2014, 2013 and 2012, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.

Cash Flow Hedges

In December 2014, we entered into forward currency contracts to hedge forecasted operating expenses and service cost related to employee salaries and benefits denominated in Israeli shekels ("ILS") for our subsidiaries in Israel. These ILS forward contacts mature generally within 12 months and are designated as cash flow hedges. The effective portion of the gains or losses on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" ("OCI") in the Consolidated Balance Sheet and subsequently reclassified into earnings in the same period during which the hedged transactions are recognized in earnings. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the gain or loss on the related derivative will be reclassified from OCI to earnings immediately.

Balance Sheet Hedges

We also enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings every period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in "Other income (expense)" in the Consolidated Statement of Operations, net and are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2014	2013
Derivatives designated as cash flow hedges:
Purchase	$16,903	$—
Derivatives not designated as hedging instruments:
Purchase	$1,043	$15,039
Sell	$4,925	$20,945
Interest rate and credit risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of December 31, 2014, our cash, cash equivalents and short-term investments balance was $104.9 million and we have no borrowings during the year ended December 31, 2014.

Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. For the years ended December 31, 2014, 2013 and 2012, realized gains and realized losses from the sale of investments were not material. The $0.8 million unrealized loss from investments for the year ended December 31, 2014 was primarily related to our investment in Vislink, plc ("Vislink"), a U.K.

public company listed on the AIM exchange (See Note 5, "Investments in Other Equity Securities," of the notes to our Consolidated Financial Statements for additional information). We determined that there was no impairment indicators existing at December 31, 2014 that would indicate that the Vislink investment was impaired and we believe the decline in the fair value of Vislink investment is temporary. As of December 31, 2014, our maximum exposure to loss from the Vislink investment was limited to our initial investment cost of $3.3 million.

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

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2014, a hypothetical 100 basis point increase in interest rates would result in a $0.1 million decline in the fair market value of the portfolio.  Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 2, 2015

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$73,032	$90,329
Short-term investments	31,847	80,252
Accounts receivable	74,144	75,052
Inventories	32,747	36,926
Deferred tax assets, short-term	3,375	24,650
Prepaid expenses and other current assets	17,539	21,521
Total current assets	232,684	328,730
Property and equipment, net	27,221	34,945
Goodwill	197,884	198,022
Intangibles, net	10,599	31,119
Other assets	12,130	13,268
Total assets	$480,518	$606,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,318	$22,380
Income taxes payable	893	331
Deferred revenues	38,601	27,020
Accrued liabilities	35,118	35,349
Total current liabilities	89,930	85,080
Income taxes payable, long-term	4,969	15,165
Deferred tax liabilities, long-term	3,095	—
Other non-current liabilities	10,711	11,673
Total liabilities	108,705	111,918
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 87,700 and 99,413 shares issued and outstanding at December 31, 2014 and 2013, respectively	88	99
Capital in excess of par value	2,261,952	2,336,275
Accumulated deficit	(1,888,247)	(1,841,999)
Accumulated other comprehensive loss	(1,980)	(209)
Total stockholders’ equity	371,813	494,166
Total liabilities and stockholders’ equity	$480,518	$606,084

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Product revenue	$343,186	$376,598	$396,324
Service revenue	90,371	85,342	80,547
Total net revenue	433,557	461,940	476,871
Product cost of revenue	172,280	196,766	214,473
Service cost of revenue	48,929	44,729	41,866
Total cost of revenue	221,209	241,495	256,339
Gross profit	212,348	220,445	220,532
Operating expenses:
Research and development	93,061	99,938	102,627
Selling, general and administrative	131,322	134,014	127,117
Amortization of intangibles	6,775	8,096	8,705
Restructuring and asset impairment charges	2,761	1,421	—
Total operating expenses	233,919	243,469	238,449
Loss from operations	(21,571)	(23,024)	(17,917)
Interest income, net	132	219	515
Other expense, net	(356)	(347)	(293)
Loss from continuing operations before income taxes	(21,795)	(23,152)	(17,695)
Provision for (benefit from) income taxes	24,453	(44,741)	(1,506)
Income (loss) from continuing operations	(46,248)	21,589	(16,189)
Income from discontinued operations, net of taxes (including gain on disposal of $14,663, net of taxes, for the year ended December 31, 2013)	—	15,438	5,252
Net income (loss)	$(46,248)	$37,027	$(10,937)
Basic net income (loss) per share from:
Continuing operations	$(0.50)	$0.20	$(0.14)
Discontinued operations	$—	$0.14	$0.05
Net income (loss)	$(0.50)	$0.35	$(0.09)
Diluted net income (loss) per share from:
Continuing operations	$(0.50)	$0.20	$(0.14)
Discontinued operations	$—	$0.14	$0.05
Net income (loss)	$(0.50)	$0.34	$(0.09)
Shares used in per share calculations:
Basic	92,508	106,529	116,457
Diluted	92,508	107,808	116,457

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$(46,248)	$37,027	$(10,937)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,281)	260	395
Gain (loss) on investments	(815)	4	(1)
Unrealized gains (losses) on cash flow hedge	311	—	—
Other comprehensive income (loss) before tax	(1,785)	264	394
Income tax expense (benefit) related to items of other comprehensive income (loss)	(14)	8	(16)
Other comprehensive income (loss) net of tax	(1,771)	256	410
Comprehensive income (loss)	$(48,019)	$37,283	$(10,527)

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2011	116,257	$116	$2,433,164	$(1,868,089)	$(875)	$564,316
Net loss	—	—	—	(10,937)	—	(10,937)
Other comprehensive income, net of tax	—	—	—	—	410	410
Issuance of Common Stock under option, stock award and purchase plans	3,045	3	4,533	—	—	4,536
Repurchase of Common Stock	(5,109)	(5)	(22,634)	—	—	(22,639)
Stock-based compensation	—	—	18,926	—	—	18,926
Reduction in excess tax benefits from stock-based compensation	—	—	(1,199)	—	—	(1,199)
Balance at December 31, 2012	114,193	114	2,432,790	(1,879,026)	(465)	553,413
Net income	—	—	—	37,027	—	37,027
Other comprehensive income, net of tax	—	—	—	—	256	256
Issuance of Common Stock under option, stock award and purchase plans	3,482	3	5,183	—	—	5,186
Repurchase of Common Stock	(18,262)	(18)	(116,511)	—	—	(116,529)
Stock-based compensation	—	—	16,089	—	—	16,089
Reduction in excess tax benefits from stock-based compensation	—	—	(1,276)	—	—	(1,276)
Balance at December 31, 2013	99,413	99	2,336,275	(1,841,999)	(209)	494,166
Net loss	—	—	—	(46,248)	—	(46,248)
Other comprehensive loss, net of tax	—	—	—	—	(1,771)	(1,771)
Issuance of Common Stock under option, stock award and purchase plans	2,181	2	1,104	—	—	1,106
Repurchase of Common Stock	(13,894)	(13)	(93,115)	—	—	(93,128)
Stock-based compensation	—	—	17,287	—	—	17,287
Excess tax benefits from stock-based compensation	—	—	401	—	—	401
Balance at December 31, 2014	87,700	$88	$2,261,952	$(1,888,247)	$(1,980)	$371,813

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(46,248)	$37,027	$(10,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	20,520	27,329	29,204
Depreciation	16,459	16,641	15,195
Stock-based compensation	17,287	16,089	18,926
Gain on sale of discontinued operations, net of tax	—	(14,663)	—
Restructuring, asset impairment and (gain) loss on retirement of fixed assets	1,622	244	(36)
Deferred income taxes, net	32,163	(8,537)	(4,969)
Provision for doubtful accounts and sales returns	1,943	960	3,602
Provision for excess and obsolete inventories	2,569	3,475	3,377
Excess tax benefits from stock-based compensation	(15)	(141)	(121)
Other non-cash adjustments, net	1,108	2,098	1,006
Changes in assets and liabilities:
Accounts receivable	(1,035)	9,908	20,368
Inventories	1,610	13,290	3,003
Prepaid expenses and other assets	(3,332)	1,807	(2,684)
Accounts payable	56	(3,363)	(5,201)
Deferred revenues	11,162	(1,922)	1,334
Income taxes payable	(7,094)	(40,546)	1,535
Accrued and other liabilities	(1,406)	(5,937)	(2,789)
Net cash provided by operating activities	47,369	53,759	70,813
Cash flows from investing activities:
Purchases of investments	(26,599)	(78,764)	(133,778)
Proceeds from maturities of investments	60,811	63,034	57,484
Proceeds from sales of investments	13,045	37,890	41,354
Purchases of property and equipment	(10,065)	(14,581)	(12,609)
Proceeds from sale of discontinued operations, net of selling costs	—	43,515	—
Purchases of long-term investments	(9,393)	—	—
Net cash provided by (used in) investing activities	27,799	51,094	(47,549)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,106	5,186	4,819
Payments for repurchases of common stock	(93,128)	(116,529)	(22,639)
Excess tax benefits from stock-based compensation	15	141	121
Net cash used in financing activities	(92,007)	(111,202)	(17,699)
Effect of exchange rate changes on cash and cash equivalents	(458)	8	122
Net (decrease) increase in cash and cash equivalents	(17,297)	(6,341)	5,687
Cash and cash equivalents at beginning of period	90,329	96,670	90,983
Cash and cash equivalents at end of period	$73,032	$90,329	$96,670
Supplemental disclosures of cash flow information:
Income tax payments, net	$1,926	$4,341	$5,051
Supplemental schedule of non-cash investing activity:
Net increase in accrued purchases of property and equipment	$418	$321	$113
Prepaid inventories netted with accounts payable	$7,500	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS
Harmonic Inc. (“Harmonic” or the “Company”) designs, manufactures and sells versatile and high performance video infrastructure products and system solutions that enable its customers to efficiently create, prepare and deliver a full range of video services to televisions and other devices, such as personal computers, laptops, tablets and smart phones. Our products generally fall into three principal categories: video production platforms and playout solutions, video processing solutions and cable edge solutions. Harmonic also provides technical support and professional services to its customers worldwide. We sell our products and services to cable operators, broadcast and media companies, satellite and telecommunications (telco) Pay-TV service providers and streaming new media companies.
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
Discontinued Operations
On March 5, 2013, the Company completed the sale of its cable access hybrid-fiber coaxial ("HFC") business to Aurora Networks (“Aurora”) for $46.0 million in cash. The results of operations associated with the cable access HFC business were presented as discontinued operations in its condensed consolidated financial statements as described in Note 3, "Discontinued Operations”. There were no operating activities associated with the cable access HFC business after December 31, 2013. Unless noted otherwise, all discussions herein with respect to the Company’s audited consolidated financial statements relate to the Company’s continuing operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Short-Term Investments
Harmonic’s short-term investments, which are classified as available-for-sale securities are principally comprised of U.S. federal government bonds, state, municipal and local government agencies bonds, corporate bonds, commercial paper and certificates of deposit, with a final maturity of eighteen months or less from the date of purchase. Short-term investments are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net in the Company’s Consolidated Statements of Operations. Investments are anticipated to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. The Company monitors its investment portfolio for impairment on a periodic basis. In the event a decline in value is determined to be other than temporary, an impairment charge is recorded. The Company considers current market conditions, as well as the likelihood that it would need to sell its investments prior to a recovery of par value, when determining if a loss is other than temporary.
Investments in Equity Securities
From time to time, the Company may acquire certain equity investments for the promotion of business and strategic objectives and these investments may be in marketable equity securities or non-marketable equity securities. The Company accounts for its investments in entities that it does not have significant influence under the cost method. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as long-term investments and included in "Other assets" in the Company's Consolidated Balance Sheet. Unrealized gains and losses, net of taxes, on the long-term investments are included in the Company's Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss). Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, the Company's initial investment is recorded at cost and the Company reviews all of its cost method investments quarterly to determine if impairment indicators exist. Cost method investments are classified as long-term investments and included in "Other assets" in the Company's Consolidated Balance Sheet.

Variable Interest Entities

From time to time, the Company may enter into investments in entities that are considered variable interest entities under Accounting Standards Codification (ASC) Topic 810. If the Company is the primary beneficiary of a variable interest entity ("VIE"), it is required to consolidate it. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE requires significant assumptions and judgments. The Company has concluded that none of the Company’s equity investments require consolidation as they are either not variable interest entities or, of the equity investments that are variable interest entities, the Company is not considered to be the primary beneficiary based on an assessment performed by management.

Concentrations of Credit Risk/Major Customers/Supplier Concentration

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid, investment-grade obligations of commercial or governmental issuers, in accordance with the Company's investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. Harmonic’s accounts receivable are derived from sales to cable, satellite, telco, and broadcast and media companies. Harmonic generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. Harmonic maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2014 and 2013. In the years ended December 31, 2014, 2013 and 2012, sales to Comcast accounted for 16%, 12% and 11%, respectively, of net revenue and no other single customer accounts for more than 10% of total net revenue.

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
Revenue Recognition
The Company’s principal sources of revenue are from the sale of hardware, software, hardware and software maintenance contracts, and end-to-end solutions, encompassing design, manufacture, test, integration and installation of products. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.
Revenue from the sale of hardware and software products is recognized when risk of loss and title have transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped or delivery has occurred. Revenue from distributors and system integrators is recognized on delivery of the related products, provided all other revenue recognition criteria have been met. The Company’s agreements with these distributors and system integrators have terms which are generally consistent with the standard terms and conditions for the sale of the Company’s equipment to end users, and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. The Company accrues for sales returns and other allowances based on probable customer returns.
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
At the outset of each arrangement accounted for as a single arrangement, the Company develops a detailed project plan and associated labor hour estimates for each project. The Company believes that, based on its historical experience, it has the ability to make labor cost estimates that are sufficiently dependable to justify the use of the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of actual labor hours expended to total estimated labor hours to complete the project. Costs are recognized proportionally to the labor hours incurred. For contracts that include customized services for which labor costs are not reasonably estimable, the Company uses the completed contract method of accounting. Under the completed contract method, 100% of the contract’s revenue and cost is recognized upon the completion of all services under the contract. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized.
Inventories
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The cost of inventories is comprised of material, labor and manufacturing overhead. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. Harmonic establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand and market conditions, expected product life cycles and current inventory levels. Such provisions are charged to cost of revenue in the Company’s Consolidated Statements of Operations.
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
The Company incurs costs associated with developing software for internal use and for which no plan exists to market the software externally. The Company capitalizes the costs as part of property and equipment and recognizes the associated depreciation over a useful life of generally three years. In the years ended December 31, 2014, 2013 and 2012, the Company capitalized $0.1 million, $1.4 million and $0.8 million, respectively, in internal use software development costs.
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
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company uses a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.

In fiscal 2013, the Company performed goodwill impairment test as a single reporting unit. In fiscal 2014, due to a change in the Company's reporting structure, the goodwill impairment is tested at its two reporting units, which are the same as the operating segments (see Note 18, "Segment Information,Geographic Information and Customer Concentration" for additional information on operating segments). Goodwill is assigned to the reporting units using the relative fair values of the reporting units and the fair values of the reporting units were determined utilizing a blend of the income approach and the market approach. There was no impairment of goodwill resulting from the Company’s fiscal 2014 annual impairment testing in the fourth quarter of 2014 (See Note 8, “Goodwill and Identified Intangible Assets” for additional information).
Long-lived Assets
Long-lived assets represent property and equipment and purchased intangible assets. Purchased intangible assets from business combinations and asset acquisitions include customer contracts, trademarks and trade names, and maintenance agreements and related relationships, the amortization of which is charged to general and administrative expenses, and core technology and developed technology, the amortization of which is charged to cost of revenue. The Company evaluates the recoverability of intangible assets and other long-lived assets when indicators of impairment are present. When impairment indicators are present, the Company evaluates the recoverability of intangible assets and other long-lived assets on the basis of undiscounted cash flows expected to result from the use of each asset group and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized in order to writedown the carrying value of the asset to its estimated fair market value.
In connection with restructuring actions initiated during 2014, the Company recorded a fixed assets impairment charge of $1.1 million in fiscal 2014 related to software development costs incurred for a discontinued project.
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
For subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains and losses are included in other income (expense), net in the Company’s Consolidated Statements of Operations. The Company recorded remeasurement losses of $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Derivative Instruments
The Company enters into derivative instruments, primarily foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities as well as certain foreign currencies denominated expenses. The Company does not enter into derivative instruments for trading purposes and these derivatives generally have maturities within twelve months.
The derivative instruments are recorded at fair value in prepaid expenses and other current assets or accrued liabilities in the Company's Consolidated Balance Sheet. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
Restructuring and Related Charges
The Company's restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. Other costs primarily consist of costs to write down the values of inventories and leasehold improvement write-down as a result of restructuring activities (see Note 11, “Restructuring and Asset Impairment Charges” for additional information).
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
Advertising Expenses
The Company expenses all advertising costs as incurred. Advertising expense was $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Segment Reporting
Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment, which was the design, manufacture and sale of versatile and high performance video infrastructure products and system solutions. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the chief operating decision maker ("CODM") (which for Harmonic is its Chief Executive Officer) in deciding how to allocate resources and assess performance. In connection with the 2015 annual planning process, the Company changed its operating segments to align with how the CODM expected to evaluate the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. As a result, the Company changed its segment reporting/disclosure as required by Topic ASC 280, Segment Reporting, with effect from the fourth quarter of 2014, and all segment information has been conformed to the new operating segments for all prior periods.
Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments, unrealized gains and losses on certain foreign currency forward contracts that qualify as cash flow hedges and available-for-sale securities.

Recent Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-5, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The ASU addresses accounting for a cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new guidance became effective for the Company beginning in the first quarter of fiscal 2014 and it did not have a material impact on the Company's Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new guidance became effective for the Company beginning in the first quarter of fiscal 2014 and resulted in a $1.6 million reduction to deferred tax assets as of December 31, 2014, related to tax credit carryforward from prior periods.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2014-08 will have a material impact on its financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), "Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity".  ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share.  In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective with fiscal year beginning after December 15, 2015.  Early adoption in an interim period is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis", intended to improve targeted areas of consolidation guidance for all entities. ASU 2015-02 is effective with fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

NOTE 3: DISCONTINUED OPERATIONS
In February 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46 million from the sale and recorded a net gain of $14.7 million in connection with the sale. The gain was included in income from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations for the year ended December 31, 2013.

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

The Company determined that the cash flows generated from these transactions were both insignificant and were considered indirect cash flows. As a result, the sale of the cable access HFC business was appropriately presented as discontinued operations. The TSA ended in October 2013 and the billing to Aurora was recorded in the Condensed Consolidated Statements of Operations under income from continuing operations as an offset to the expenses incurred to deliver the transition services. The table below provides details on the income statement caption under which the TSA billing was recorded (in thousands):

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

Upon the sale of the cable access HFC business, approximately $14.5 million of the carrying value of goodwill was allocated to the cable access HFC business based on the relative fair value of the cable access HFC business to the fair value of the Company. The Company had one reporting unit in 2013. The remaining carrying value of goodwill was tested for impairment, and the Company determined that goodwill was not impaired as of March 29, 2013.

The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. There were no operating activities associated with the cable access HFC business after December 31, 2013. Revenue and the components of net income related to the discontinued operations for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Year ended December 31
	2013	2012
Revenue	$9,717	$53,593
Operating income	$539	$8,610
Less : Provision for (benefit from) income taxes	(236)	3,358
Add : Gain on disposal, net of tax	14,663	—
Income from discontinued operations, net of taxes	$15,438	$5,252

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
State, municipal and local government agencies bonds	$13,946	$16	$(1)	$13,961
Corporate bonds	17,899	3	(16)	17,886
Total short-term investments	$31,845	$19	$(17)	$31,847
As of December 31, 2013
State, municipal and local government agencies bonds	$40,426	$38	$(15)	$40,449
Corporate bonds	33,483	20	(7)	33,496
Commercial paper	2,299	—	—	2,299
U.S. federal government bonds	4,004	4	—	4,008
Total short-term investments	$80,212	$62	$(22)	$80,252
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	December 31,
	2014	2013
Less than one year	$30,946	$55,278
Due in 1 - 2 years	901	24,974
Total short-term investments	$31,847	$80,252
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
For the years ended December 31, 2014, 2013 and 2012, realized gains and realized losses from the sale of short-term investments were not material.
At December 31, 2014, $8.6 million of investments in equity securities of other privately and publicly held companies are considered as long-term investments and are included in "other assets" in the Consolidated Balance sheet (See Note 5, "Investments in Other Equity Securities" for additional information). There was no such investments at December 31, 2013.

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of December 31, 2014.
As of December 31, 2014, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in "Other assets" in the Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc ("Vislink"), a U.K. public company listed on the AIM exchange, for $3.3 million, and also made a $3.3 million prepayment to Vislink for future software license purchases. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. As of December 31, 2014, the carrying value of Vislink was $2.6 million and the unrealized loss of $0.7 million, net of taxes, on the Vislink investment is included in the Consolidated Balance Sheet as a component of "Accumulated other income (loss)". As of December 31, 2014, the balance of the prepayment to Vislink for future software license purchase was $1.2 million and it is included in the "Prepaid expenses and other current assets" in the Consolidated Balance Sheet. The Company determined that there was no impairment indicators existing at December 31, 2014 that would indicate that the Vislink investment was impaired and we believe the decline in the fair value of Vislink investment is temporary. As of December 31, 2014, the Company's maximum exposure to loss from the Vislink investment was limited to its initial investment cost of $3.3 million.

Unconsolidated Variable Interest Entities ("VIE")

On September 26, 2014, the Company acquired a 19.8% interest in VJU ITV Development GmbH ("VJU"), a software company based in Austria, for $2.5 million. Since VJU's equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, VJU is considered a VIE. The Company determined that it is not the primary beneficiary of VJU because its financial interest in VJU's equity and its research and development agreement with VJU do not empower the Company to direct VJU's activities that will most significantly impact VJU's economic performance. VJU is accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of VJU. As of December 31, 2014, the carrying value of VJU was $2.5 million.

On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. ("EDC"), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by subscribing to EDC's Series B preferred stock. Since EDC's equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC's equity does not empower the Company to direct EDC's activities that will most significantly impact EDC's economic performance. In addition, the Company determined that its investment in EDC's Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, EDC investment is accounted for as a cost-method investment and as of December 31, 2014, the carrying value of EDC was $3.5 million.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of December 31, 2014 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU (2)	$2,505	$2,605
EDC	3,507	3,507
Total	$6,012	$6,112

(1) The Company did not provide financial support to any of its unconsolidated VIEs during the year ended December 31, 2014. As of December 31, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) VJU's maximum exposure to loss as of December 31, 2014 was limited to the investment cost and research and development fees paid to VJU of $2.5 million and $0.1 million, respectively.

Each reporting period, the Company reviews all of its unconsolidated VIE investments to determine whether there are any reconsideration events that may result in the Company being a primary beneficiary of the unconsolidated VIE which would then require the Company to consolidate the VIE. The Company also reviews all its cost-method investments at each reporting period to determine whether a significant event of change in circumstances has occurred that may have an adverse effect on the fair value of each investment.

NOTE 6: DERIVATIVES AND HEDGING ACTIVITIES
The Company uses forward contracts, to manage exposures to foreign currency exchange rates. The Company's primary objective in holding derivative instruments is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign currency exchange rates and the Company does not use derivative instruments for trading purposes. The use of derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet their contractual obligations, as such, the potential risk of loss with any one counterparty is closely monitored by the Company.
Cash Flow Hedges
In December 2014, the Company entered into forward currency contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels ("ILS") for its subsidiaries in Israel. These ILS forward contacts mature generally within twelve months and are designated as cash flow hedges. For derivatives that are designated as hedges of forecasted foreign currency denominated operating expenses and service costs, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of "Accumulated other comprehensive income (loss)" ("OCI") in the Consolidated Balance Sheet until such time as the hedged transaction impacts earnings. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Balance Sheet Hedges
Balance sheet hedges consist of foreign currency forward contracts, mature generally within three months, are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in "Other income (expense), net" in the Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and fair value amounts of the Company's derivative instruments reported in its Consolidated Balance Sheets are summarized as follows (in thousands):

		Asset Derivatives			Asset Liabilities
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$329	$—	Accrued Liabilities	$—	$—
Total		$329	$—		$—	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$12	$196	Accrued Liabilities	$7	$195
Total		$12	$196		$7	$195
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. However, the arrangement with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. To further limit credit risk, the Company also enters into cash collateral security arrangement with the same counterparty. As of December 31, 2014 and 2013, there was no potential effect of rights of offset associated with the outstanding foreign currency forward contracts that would result in a net derivative asset or net derivative liability.
The Company started its cash flow hedging program with effect from the fourth quarter of 2014. The pre-tax effect of derivative instruments designated as cash flow hedges in "Accumulated OCI" in the Consolidated Balance Sheet and the Consolidated Statement of Operations for the year ended December 31, 2014 are summarized as follows (in thousands):

		Year ended December 31,
	Financial Statement Location	2014
Gains in Accumulated OCI on derivatives (effective portion)	Accumulated OCI	$311
Gains recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$18
The Company did not reclassify any gain or loss in accumulated OCI on cash flow hedge derivatives to income for the year ended December 31, 2014. The Company anticipates the accumulated OCI balance of $0.3 million at December 31, 2014 relating to cash flow hedges will be reclassified to earnings in 2015.
The pre-tax effect of the changes in the fair values of non-designated foreign currency forward contracts are summarized as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Gain (loss) recorded in other expense, net	$(72)	$596	$(437)
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2014	2013
Derivatives designated as cash flow hedges:
Purchase	$16,903	$—
Derivatives not designated as hedging instruments:
Purchase	$1,043	$15,039
Sell	$4,925	$20,945

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the years ended December 31, 2014, 2013 and 2012 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents
Money market funds	$23,121	$—	$—	$23,121
Short-term investments
State, municipal and local government agencies bonds	—	13,961	—	13,961
Corporate bonds	—	17,886	—	17,886
Prepaids and other current assets
Derivative assets	—	341	—	341
Other assets
Long-term investment	2,606	—	—	2,606
Total assets measured and recorded at fair value	$25,727	$32,188	$—	$57,915
Accrued liabilities
Derivative liabilities	$—	$7	$—	$7
Total liabilities measured and recorded at fair value	$—	$7	$—	$7

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents
Money market funds	$51,014	$—	$—	$51,014
Short-term investments
State, municipal and local government agencies bonds	—	40,449	—	40,449
Corporate bonds	—	33,496	—	33,496
Commercial paper	—	2,299	—	2,299
U.S. federal government bonds	4,008	—	—	4,008
Prepaids and other current assets
Derivative assets	—	196	—	196
Total assets measured and recorded at fair value	$55,022	$76,440	$—	$131,462
Accrued liabilities
Derivative liabilities	$—	$195	$—	$195
Total liabilities measured and recorded at fair value	$—	$195	$—	$195

NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Balance as of December 31, 2012	$212,518
Reduction in goodwill associated with the sale of the cable access HFC Business	(14,547)
Foreign currency translation adjustment	51
Balance as of December 31, 2013	198,022
Foreign currency translation adjustment	(138)
Balance as of December 31, 2014	$197,884
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, or at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value.

Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment. In connection with the 2015 annual planning process, the Company changed its operating segments to align with how the Company's CODM expected to evaluate the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. The change in operating segments also resulted in a change in the Company's reporting units, which led to a reassignment of goodwill amongst the two reporting units, which are the same as the operating segments. Goodwill is assigned to the reporting units using the relative fair values of the reporting units and the fair values of the reporting units were determined utilizing a blend of the income approach and the market approach. The carrying value of the goodwill for the video segment and cable edge segment as of December 31, 2014 was $137.0 million and $60.9 million, respectively. There was no impairment of goodwill resulting from the Company’s fiscal 2014 annual impairment testing performed in the fourth quarter of 2014. In addition, the Company has not recorded any impairment charges related to goodwill for any prior periods.
Identified Intangible Assets
The following is a summary of identified intangible assets (in thousands):

		December 31, 2014			December 31, 2013
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(135,426)	$719	$136,145	$(121,681)	$14,464
Customer relationships/contracts	5-6 years	67,098	(58,784)	8,314	67,098	(53,772)	13,326
Trademarks and tradenames	4-5 years	11,361	(11,361)	—	11,361	(10,565)	796
Maintenance agreements and related relationships	6-7 years	7,100	(5,534)	1,566	7,100	(4,567)	2,533
Total identifiable intangibles		$221,704	$(211,105)	$10,599	$221,704	$(190,585)	$31,119

Amortization expense for the identifiable purchased intangible assets for the years ended December 31, 2014, 2013 and 2012 was allocated as follows (in thousands):

	December 31,
	2014	2013	2012
Included in cost of revenue	$13,745	$19,233	$20,499
Included in operating expenses	6,775	8,096	8,705
Total amortization expense	$20,520	$27,329	$29,204
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2015	$719	$5,783	$6,502
2016	—	4,097	4,097
2017	—	—	—
2018	—	—	—
2019	—	—	—
Total future amortization expense	$719	$9,880	$10,599

NOTE 9: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable	$81,201	$83,266
Less: allowance for doubtful accounts and sales returns	(7,057)	(8,214)
	$74,144	$75,052
Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends and historical payment experience.
The following is a summary of activity in allowances for doubtful accounts and sales returns for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2014	$8,214	$2,181	$(238)	$(3,100)	$7,057
2013	$9,595	$537	$423	$(2,341)	$8,214
2012	$8,252	$3,141	$461	$(2,259)	$9,595
NOTE 10: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2014	2013
Prepaid expenses and other current assets:
Prepaid inventories (1) (2)	$1,233	$7,500
Other prepayments	9,713	10,823
Deferred cost of revenue	2,524	2,656
Income tax receivable	2,316	—
Foreign Currency derivative contracts	341	—
Other	1,412	542
Total	$17,539	$21,521
(1) In the fourth quarter of 2013, the Company made a $7.5 million advance payment for future inventory requirements to a supplier in order to secure more favorable pricing from the supplier, and in the fourth quarter of 2014, this amount was offset with accounts payable owed to the supplier according to the contract. In the first quarter of 2015, the Company made another $7.5 million advance payment to the same supplier for future inventory requirements and the Company anticipates that this amount will be offset at the end of 2015 against the accounts payable owed to this supplier.
(2) The prepaid inventories at December 31, 2014 of $1.2 million was related to prepayment for software licenses made to Vislink (see Note 5, "Investments in Other Equity Securities" for additional information on Vislink).

	December 31,
	2014	2013
Inventories:
Raw materials	$1,422	$2,389
Work-in-process	1,255	976
Finished goods	30,070	33,561
Total	$32,747	$36,926

	December 31,
	2014	2013
Property and equipment:
Furniture and fixtures	$7,691	$8,227
Machinery and equipment	116,031	114,178
Leasehold improvements	8,140	7,888
	131,862	130,293
Less: accumulated depreciation and amortization	(104,641)	(95,348)
Total	$27,221	$34,945

	December 31,
	2014	2013
Accrued liabilities:
Accrued compensation	$6,655	$6,688
Accrued incentive compensation	5,125	9,589
Accrued warranty	4,242	3,606
Other	19,096	15,466
Total	$35,118	$35,349

	December 31,
	2014	2013
Other non-current Liabilities:
Deferred rent, long-term	$7,501	$8,096
Deferred revenue, long-term	2,890	3,308
Other	320	269
Total	$10,711	$11,673

NOTE 11: RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
The Company implemented several restructuring plans in the past few years and recorded restructuring and asset impairment charges of $3.1 million and $2.2 million for the year ended December 31, 2014 and 2013, respectively, and there were no charges for the year ended December 31, 2012. The goal of these plans was to bring its operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and "Operating expenses-restructuring and asset impairment charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and asset impairment charges (in thousands):

	Year ended December 31,
	2014	2013	2012
Product cost of revenue	$315	$823	$—
Operating expenses-Restructuring and asset impairment charges	2,761	1,421	—
Total	$3,076	$2,244	$—

Harmonic 2015 Restructuring Plan

In the fourth quarter of 2014, the Company approved a new restructuring plan "Harmonic 2015 Restructuring Plan" to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing excess assets. The Company started the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expects to complete its actions by end of 2015. The $2.2 million of restructuring and asset impairment charges recorded under this plan in the year ended December 31, 2014 consisted of $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology ("IT") project, $0.6 million of severance and benefits related to the termination of nineteen employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges.

The following table summarizes the activity in the Harmonic 2015 restructuring accrual during the year ended December 31, 2014 (in thousands):

	Termination of an information technology ("IT") project	Severance and benefits	Termination of a research and development project	Other charges	Total
Charges for 2015 Restructuring Plan	$1,138	$599	$307	$125	$2,169
Cash payments	—	(294)	(307)	—	(601)
Non-cash write-offs	(1,138)	—	—	(108)	(1,246)
Balance at December 31, 2014	$—	$305	$—	$17	$322
The Company anticipates that the remaining restructuring accrual balance of $0.3 million will be paid out in 2015.

Harmonic 2013 Restructuring

The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. This restructuring plan extended to actions taken through the third quarter of fiscal 2014. As a result, the Company recorded restructuring charges of $2.2 million in the year ended December 31, 2013. The restructuring charge consisted of $1.7 million severance and benefits related to the termination of eighty-five employees worldwide. In addition, the Company wrote-down inventory to reflect $0.4 million of obsolete inventories arising from the restructuring of its Israel facilities and wrote-down, to its estimated net realizable value, leasehold improvements and furniture related to its Milpitas warehouse by $0.1 million.

The Company recorded restructuring charges of $0.9 million in the year ended December 31, 2014 under this plan. The restructuring charges consisted of $0.8 million of severance and benefits related to the termination of twenty-five employees worldwide and the remaining charges related to costs associated with exiting from a research and development project and vacating from an excess facility in France.

The following table summarizes the activity in the Harmonic 2013 restructuring accrual during the years ended December 31, 2014 and 2013 (in thousands):

	Severance	Impairment of Leasehold Improvement	Obsolete Inventories	Termination of a Research and Development Project	Excess Facilities	Total
Charges for 2013 Restructuring Plan	$1,663	$101	$404	$—	$—	$2,168
Adjustments to restructuring provisions	29	48	—	—	—	77
Cash payments	(1,513)	—	—	—	—	(1,513)
Non-cash write-offs	—	(149)	(404)	—	—	(553)
Balance at December 31, 2013	179	—	—	—	—	179
Restructuring charges in continued operations	829	—	—	63	32	924
Adjustments to restructuring provisions	(17)	—	—	—	—	(17)
Cash payments	(991)	—	—	(63)	(32)	(1,086)
Balance at December 31, 2014	$—	$—	$—	$—	$—	$—
HFC Restructuring
As a result of the sale of the cable access HFC business in March 2013, the Company recorded $0.6 million of restructuring charge under “Income from discontinued operations” in fiscal 2013. The restructuring charge consisted of $0.5 million of severance and benefits and $0.1 million of contract termination costs. The severance and benefits was related to the termination of nine of the Company's employees by the Company, as a result of the sale of the HFC business, and the reimbursement to Aurora, pursuant to the amended TSA, of severance payable by Aurora as a result of its subsequent termination of ten U.S. employees hired from the Company, in connection with Aurora's purchase of the HFC business. The remaining restructuring accrual balance of $13,000 was fully paid in the first quarter of 2014.

The following table summarizes the activity in the HFC restructuring accrual during the years ended December 31, 2014 and 2013 (in thousands):

	Severance	Contract Termination	Total
Charges for HFC Restructuring Plan recorded in discontinued operations	$403	$124	$527
Adjustments to restructuring provisions	102	(29)	73
Cash payments	(492)	(95)	(587)
Balance at December 31, 2013	13	—	$13
Cash payments	(13)	—	$(13)
Balance at December 31, 2014	$—	$—	$—
Omneon Restructuring
In 2010, the Company recorded an excess facilities charge of $3.0 million related to the closure of the Omneon headquarters in Sunnyvale, California. The charge was based on future rent payments, net of expected sublease income, to be made through the end of the lease term in June 2013. Subsequent to the original accrual, the Company revised its estimate and additional provisions were recorded. The following table summarizes the activity in the Omneon restructuring accrual during the years ended December 31, 2013 (in thousands):

Excess Facilities
Balance at December 31, 2012	$869
Provisions	28
Cash payments, net of sublease income	(897)
Balance at December 31, 2013	$—

NOTE 12: CREDIT FACILITIES
On December 22, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan") for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on the Company’s behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the year ended December 31, 2014. As of December 31, 2014, the amount available for borrowing under this facility was $20.0 million.

The revolving loan bears interest, at the Company's election, at either (a) an adjusted LIBOR rate for a term of one, two, or three months, plus an applicable margin of 1.75% or (b) the prime rate plus an applicable margin of -1.30%, provided that such rate shall not be less than the one month adjusted LIBOR rate, plus 2.5%. In the event that the balance of the Company’s accounts held with JPMorgan falls below $30.0 million in aggregate total worldwide consolidated cash and short-term investments (the “Consolidated Cash Threshold”) for five consecutive business days, the Company is obligated to pay a one-time facility fee of $50,000 to JPMorgan. The Company is also obligated to pay JPMorgan a non-usage fee equal to the average daily unused portion of the credit facility multiplied by a per annum rate of 0.25% if, during any calendar month, the balance in the Company’s accounts held with JPMorgan falls below the Consolidated Cash Threshold for five consecutive business days.

The Company will pay a letter of credit fee with respect to any letters of credit issued under the Credit Agreement in an amount equal to (a) in the case of a standby letter of credit, the maximum amount available to be drawn under such standby letter of credit multiplied by a per annum rate of 1.75% and (b) in the case of a commercial letter of credit, the greater of $100 or 0.75% of the original maximum available amount of such commercial letter of credit. The Company will also pay other customary transaction fees and costs in connection with the issuance of letters of credit under the Credit Agreement.

Obligations under the Credit Agreement are secured only by a pledge of 66 2/3% of the Company’s equity interests in its foreign subsidiary, Harmonic International AG. Additionally, to the extent that the Company in the future forms any direct or indirect, domestic, material subsidiaries, those subsidiaries will be required to provide a guaranty of the Company’s obligations under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. The Company is also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of December 31, 2014, the Company was in compliance with the covenants under the Credit Agreement.

On December 19, 2014, in connection with the Company’s entry into the Credit Agreement with JPMorgan mentioned above, the Company terminated its credit facility dated as of August 11, 2011 with Silicon Valley Bank (“SVB”). The SVB Credit Facility had provided for a $10.0 million unsecured revolving credit line, expiring on December 31, 2014. No penalties were due in connection with the termination of the SVB Credit Facility.

NOTE 13: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. In July 2002, the Company classified 100,000 of these shares as Series A Participating Preferred Stock in connection with the same day approval and adoption of a stockholder rights plan by the Company’s Board of Directors (the “Board”). This plan had a term of ten years and it expired in July 2012.
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
Common Stock Repurchases
In April 2012, the Board approved a stock repurchase program that provided for the repurchase of up to $25 million of the Company’s outstanding common stock. In January 2013, the Board approved a $75 million increase to the existing $25 million stock repurchase program. In February 2013, the Board approved a further $35 million increase to the program upon the closing of a sale of the Company’s cable access HFC business and in July 2013, the Board approved an additional $85 million increase to the program. On May 14, 2014, the Board approved a further $80 million increase to the program, resulting in an aggregate authorized purchase of $300 million under the program and the repurchase period was extended through the end of 2016.
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
During 2012, the Company repurchased 5.1 million shares of its common stock at an average price of $4.43 per share for an aggregate purchase price of $22.6 million. During 2013, the Company repurchased from open market transactions 6.3 million shares of its common stock at an average share price of $6.48 per share for an aggregate purchase price of $40.6 million. In addition, $76.0 million, including $1.0 million of expenses, was spent in the "modified Dutch auction" tender offer, which closed on May 24, 2013. Under the tender offer, the Company repurchased 12.0 million shares of its common stock at $6.25 per share. During 2014, the Company repurchased 13.9 million shares of its common stock at an average share price of $6.70 per share for an aggregate purchase price of $93.1 million. As of December 31, 2014, the Company had repurchased 37.3 million shares of common stock under this program at a weighted average price of $6.21 per share for an aggregate purchase price of $232.3 million, including $1.0 million of expenses. The remaining authorized amount for repurchases under this program was $68.7 million as of December 31, 2014. The excess of cost over par value for the repurchase of the Company's common stock is recorded to additional paid-in-capital.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2014	2013
Foreign currency translation adjustments	$(1,523)	$(242)
Unrealized gain (loss) on investments, net of taxes	(768)	33
Unrealized gains on cash flow hedges	$311	$—
Total accumulated other comprehensive loss	$(1,980)	$(209)
There has been no reclassification of other comprehensive gain (loss) into the Consolidated Statement of Operations.

NOTE 14: EMPLOYEE BENEFIT PLANS
Stock Option Plans
1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally two to four years, and expire seven years from date of grant. Options granted prior to February 2006 expire ten years from the date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. As of December 31, 2014, an aggregate of 16,091,669 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 7,016,371 shares remained available for grant.
2002 Director Plan. The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. As of December 31, 2014, an aggregate of 655,805 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 464,111 shares remained available for grant.
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
There was a shortage of approved shares in the ESPP to fund the total employee contributions from January 2, 2013 to June 30, 2013. The shares available in the plan were sufficient to fund approximately 53% of the total contributions. As a result, the shares available were issued ratably to the participants based on each of their contributions during the offering period, relative to the total contributions received from all participants. The participants were refunded the remaining 47% of their contributions and the ESPP was suspended for the second half of 2013. The Company's stockholders approved a 1,000,000 share increase in the authorized shares for the ESPP during the Company's annual meeting on August 14, 2013, and contributions under the ESPP resumed in January 2014. In anticipation of another potential future shortfall of approved shares in the ESPP, the Company's stockholders approved an additional 1,000,000 share increase in the authorized shares for the ESPP at the Company's annual meeting of stockholders on July 29, 2014.
Under the ESPP, 440,040, 1,230,851 and 1,598,895 shares were issued during fiscal 2014, 2013 and 2012, respectively, representing $2.7 million, $4.8 million, and $6.4 million in contributions. As of December 31, 2014, a total of 9,940,000 shares had been issued under this plan.
Assumed Omneon Stock Options. In connection with the Company’s acquisition of Omneon, the Company assumed substantially all stock options and RSUs outstanding under Omneon’s 1998 Stock Option Plan and 2008 Equity Incentive Plan. Options assumed were converted into options to purchase 1,522,000 shares of the Company’s common stock. RSUs assumed were converted into RSUs for the issuance of 1,455,000 shares of the Company’s common stock. The assumed options and RSUs retained all applicable terms and vesting periods. In general, the assumed options vest over a four-year period from the original date of grant and expire 10 years from the original grant date. The assumed RSUs generally vest over a four year period from the original date of grant. As of December 31, 2014, a total of 228,360 shares of common stock were reserved for issuance under the Omneon Plans.
Other Stock Option Plans. In addition, the Company has various inactive stock-based incentive plans. As of December 31, 2014, an aggregate of 187 shares of common stock are reserved for issuance under the inactive plans, representing the aggregate number of shares subject to outstanding stock options and RSUs. No further awards may be granted under any of these plans.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	8,752	7,885	$6.92	3,018	$6.34
Authorized	350	—	—	—	—
Granted	(3,564)	1,462	6.52	1,401	6.55
Options exercised	—	(412)	4.89	—	—
Shares released	—	—	—	(1,879)	6.38
Forfeited or canceled	1,942	(1,680)	8.22	(299)	6.15
Balance at December 31, 2014	7,480	7,255	$6.65	2,241	$6.40
The following table summarizes information about stock options outstanding as of December 31, 2014 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	6,997	$6.66	3.4	$5,801
Exercisable	4,839	6.82	2.4	4,177
The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2014 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2014. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $2.3 million and $0.8 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The following table summarizes information about restricted stock units outstanding as of December 31, 2014 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,116	0.5	$14,835
The fair value of restricted stock units vested and expected to vest as of December 31, 2014 is calculated based on the fair value of the Company’s common stock as of December 31, 2014.
401(k) Plan
Harmonic has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. Harmonic can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. Employer contributions were suspended from 2009 through 2012, but have been renewed, on the same basis for 2013. Total contributions for each of 2014 and 2013 were $0.4 million.

NOTE 15: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and restricted stock units granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Year ended December 31,
	2014	2013	2012
Employee stock-based compensation in:
Cost of revenue	$2,359	$2,411	$2,828
Research and development expense	4,844	4,431	6,151
Selling, general and administrative expense	10,084	9,160	9,449
Total stock-based compensation in operating expense	14,928	13,591	15,600
Total employee stock-based compensation recognized in income (loss) from continuing operations	$17,287	$16,002	$18,428
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock Options
	2014	2013	2012
Expected term (in years)	4.70	4.70	4.70
Volatility	40%	50%	56%
Risk-free interest rate	1.7%	0.9%	0.9%
Dividend yield	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of options granted for the years ended December 31, 2014, 2013 and 2012 was $2.36, $2.55 and $2.64, respectively. The fair value of all stock options vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $3.3 million and $4.7 million, respectively.
The total realized tax benefit attributable to stock options exercised during the years ended December 31, 2014, 2013 and 2012, in jurisdictions where this expense is deductible for tax purposes, was $15,000, $141,000 and $121,000, respectively.
Restricted Stock Units
The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the years ended December 31, 2014, 2013 and 2012 was $12.0 million, $11.9 million and $12.3 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase right under the ESPP consists of (1) the 15% discount on the purchase of the stock, (2) 85% of the fair value of the call option, and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model with the following assumptions:

	Employee Stock Purchase Plan
	2014	2013	2012
Expected term (in years)	0.50	0.50	0.50
Volatility	32%	31%	49%
Risk-free interest rate	0.1%	0.2%	0.2%
Dividend yield	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of stock purchase rights granted for the years ended December 31, 2014, 2013 and 2012 was $1.79, $1.21 and $1.33, respectively.
Unrecognized Stock-Based Compensation
As of December 31, 2014, total unamortized stock-based compensation cost related to unvested stock options and restricted stock units was $13.4 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 1.6 years.

NOTE 16: INCOME TAXES
(Loss) income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$(15,515)	$(31,521)	$(27,068)
International	(6,280)	8,369	9,373
(Loss) income from continuing operations before income taxes	$(21,795)	$(23,152)	$(17,695)
The components of the provision for (benefit from) income taxes consist of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$(11,525)	$(38,243)	$857
State	8	93	212
International	1,619	1,988	1,193
Deferred:
Federal	25,722	(10,543)	(2,053)
State	8,249	3,023	(1,362)
International	380	(1,059)	(353)
Total provision for (benefit from) income taxes	$24,453	$(44,741)	$(1,506)
The differences between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate at 35% and the Company’s actual provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Benefit from for income taxes at U.S. Federal statutory rate	$(7,628)	$(8,103)	$(6,193)
State taxes	5,368	2,940	(824)
Differential in rates on foreign earnings	4,311	(1,396)	(4,880)
Non-deductible amortization expense	3,138	4,311	7,279
Change in valuation allowance	26,053	(996)	(1,104)
Change in liabilities for uncertain tax positions	(8,126)	(35,742)	1,495
Non-deductible stock-based compensation	1,665	981	1,974
Research and development tax credits	(841)	(5,044)	—
Non-deductible meals and entertainment	361	346	208
Adjustments related to tax positions taken during prior years	—	(1,154)	619
Tax-exempt investment income	—	(304)	(248)
Other	152	(580)	168
Total provision for (benefit from) income taxes	$24,453	$(44,741)	$(1,506)
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
In 2014, as a result of cumulated losses in the recent years and the analysis of all available positive and negative evidence, the Company recorded a full valuation allowance against the beginning of year U.S. net deferred tax assets of $34.0 million. In addition, in 2014, the Company carried back its 2013 federal net operating loss to 2011 resulting in a tax refund. Certain federal R&D credits were also freed up as a result and utilized to offset income tax reserves as a result of the adoption of the ASU 2013-11. These two events reduced the valuation allowance by approximately $5.0 million and led to the net change of valuation allowance of $29.0 million. This unfavorable net impact was offset partially by a tax benefit of $9.0 million associated with the release of tax reserves including accrued interest and penalties, for our 2010 tax year in the U.S., as a result of the expiration of the applicable statute of limitation for that year.
The benefit from income taxes for the year ended December 31, 2013 included a release of $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the U.S., as a result of the expiration of the applicable statute of limitations for those tax years. In addition, for the year ended December 31, 2013, the Company recorded a $2.4 million tax benefit arising from the retroactive U.S. federal research and development credit resulting from the American Taxpayer Relief Act which was signed into law on January 2, 2013.
The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Reserves and accruals	$21,048	$29,235
Net operating loss carryovers	24,946	27,253
Research and development credit carryovers	26,404	18,391
Deferred stock-based compensation	6,727	7,554
Other tax credits	2,738	2,738
Gross deferred tax assets	81,863	85,171
Valuation allowance	(75,199)	(38,644)
Gross deferred tax assets after valuation allowance	6,664	46,527
Deferred tax liabilities:
Depreciation and amortization	(2,137)	(3,590)
Intangibles	(2,228)	(6,227)
Other	(589)	(738)
Gross deferred tax liabilities	(4,954)	(10,555)
Net deferred tax assets	$1,710	$35,972
The following table summarizes the activity related to the Company's valuation allowance (in thousands):

	Year ended December 31,
	2014	2013	2012
Balance at beginning of period	$38,644	$34,347	$28,354
Additions	39,556	6,364	5,993
Deductions	(3,001)	(2,067)	—
Balance at end of period	$75,199	$38,644	$34,347
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
As of December 31, 2014, the Company had a valuation allowance of $75.2 million against substantially all of its U.S. federal, California and other state and to a lesser extent, foreign net deferred tax assets, related to net operating loss carryforwards and R&D tax credit carryforwards. The increase in valuation allowance in 2014 resulted from a history of operating losses in recent years, including the lower than expected revenue and profitability in 2014, that has led to uncertainty with respect to the Company's ability to realize certain of its net deferred tax assets, and the mix of income and losses in the various tax jurisdictions in which the Company operates.
As of December 31, 2014, the Company had $84.9 million and $54.5 million of foreign and U.S. California state net operating loss carryforwards ("NOL"), respectively. There is no expiration to the utilization of the foreign NOL, while the U.S. California NOL will begin to expire at various dates beginning in 2015 through 2034, if not utilized. As of December 31, 2014, the U.S. California NOL included approximately $7.8 million relating to stock options tax deductions. These amounts are not included in the Company’s gross or net deferred tax assets pursuant to applicable accounting guidance and, if and when realized, through a reduction in income tax payable, will be accounted for as a credit to additional paid-in capital.

As of December 31, 2014, the Company had U.S. federal and California state tax credit carryforwards of approximately $7.8 million and $29.9 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit forward will not expire. In addition, as of December 31, 2014, the Company had U.S. federal alternative minimum tax ("AMT") credit carryforward of approximately $2.7 million, which will not expire.
The Company has not provided U.S. federal and California state income taxes, as well as foreign withholding taxes, on approximately $17.1 million of cumulative undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2014	2013	2012
Balance at beginning of period	$24.2	$52.1	$52.5
Increase in balance related to tax positions taken during current year	1.0	5.4	0.6
Decrease in balance as a result of a lapse of the applicable statues of limitations	(9.5)	(1.3)	(0.9)
Decrease in balance due to settlement with tax authorities	—	(32.1)	—
Increase in balance related to tax positions taken during prior years	—	0.1	—
Decrease in balance related to tax positions taken during prior years	—	—	(0.1)
Balance at end of period	$15.7	$24.2	$52.1
The total amount of unrecognized tax benefits that would affect the effective tax rate is approximately $15.7 million at December 31, 2014.
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. For the years ended December 31, 2014 and 2013, the Company reversed approximately $1.0 million and $5.6 million, respectively, of interest and penalties previously accrued, primarily resulting from the expiration of the statute of limitations on the Company's 2008 through 2010 U.S. corporate tax returns in September 2013 and 2014. For the year ended December 31, 2012, the Company recorded $1.9 million of interest and penalty in income tax expense. As of December 31, 2014 and December 31, 2013, the Company had approximately $0.5 million and $1.5 million of accrued interest and penalties related to uncertain tax positions, respectively.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008, 2009 and 2010 tax years. The statute of limitations on the Company's 2008 and 2009 U.S. corporate income tax return expired in September 2013, and the 2010 corporate income tax return expired in September 2014. As a result, the Company released $39.0 million of related tax reserves, including accrued interests and penalties, for the 2008 and 2009 tax years in 2013 and, additionally, the Company released $9.0 million of related tax reserves, including accrued interests and penalties, for the 2010 tax year in 2014.
The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2014 tax years generally remain subject to examination by their respective tax authorities. In 2013, the Israeli tax authority concluded its audit of a subsidiary of the Company for the years 2007 through 2011, and a final settlement was made with the Israeli tax authority. The settlement did not have a material impact on the Company's overall tax expense, deferred tax assets realization, effective tax rate, operating results or cash flow.
The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2014, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $0.9 million due to expiration of the applicable statutes of limitations over the next 12 months.
The Company's operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018. The income tax benefits attributable to the Switzerland holiday were estimated to be approximately $0.7 million, $1.5 million and $1.1 million in 2014, 2013 and 2012, respectively, increasing diluted earnings per share by approximately $0.008, $0.014 and $0.009 in 2014, 2013 and 2012, respectively.

NOTE 17: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. In the years ended December 31, 2014, 2013 and 2012, there were 9,526,847, 6,890,820 and 14,136,804, respectively, of potentially dilutive shares, consisting of options, restricted stock units and employee stock purchase plan awards, excluded from the net income (loss) per share computations because their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$(46,248)	$21,589	$(16,189)
Income from discontinued operations	—	15,438	5,252
Net income (loss)	$(46,248)	$37,027	$(10,937)
Denominator:
Weighted average shares outstanding:
Basic	92,508	106,529	116,457
Effect of dilutive securities from stock options, restricted stock units and ESPP	—	1,279	—
Diluted	92,508	107,808	116,457
Basic net income (loss) per share from:
Continuing operations	$(0.50)	$0.20	$(0.14)
Discontinued operations	$—	$0.14	$0.05
Net income (loss)	$(0.50)	$0.35	$(0.09)
Diluted net income (loss) per share from:
Continuing operations	$(0.50)	$0.20	$(0.14)
Discontinued operations	$—	$0.14	$0.05
Net income (loss)	$(0.50)	$0.34	$(0.09)
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2014 and December 31, 2012 because potential common shares are only considered when their effect would be dilutive.

NOTE 18: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company's CODM, which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment. In connection with the 2015 annual planning process, the Company changed its operating segments to align with how the CODM expected to evaluate the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. As a result, the segment information presented has been conformed to the new operating segments for all prior periods.
The new operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Edge segment sells cable edge solutions and related services to cable operators globally.
The Company does not allocate amortization of intangibles, stock-based compensation, restructuring and asset impairment charges, and certain other non-recurring charges to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
The following tables provide summary financial information by reportable segment (in thousands):

	Year ended December 31,
	2014	2013	2012
Net revenue:
Video	$326,756	$381,994	$378,383
Cable Edge	106,801	79,946	98,488
Total consolidated net revenue	$433,557	$461,940	$476,871

Operating income (loss):
Video	$18,073	$24,583	$27,565
Cable Edge	1,239	(1,282)	2,150
Total segment operating income	19,312	23,301	29,715
Unallocated corporate expenses	(3,076)	(2,994)	—
Stock-based compensation	(17,287)	(16,002)	(18,428)
Amortization of intangibles	(20,520)	(27,329)	(29,204)
Loss from operations	(21,571)	(23,024)	(17,917)
Non-operating income (expense)	(224)	(128)	222
Loss from continuing operations before income taxes	$(21,795)	$(23,152)	$(17,695)
Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and asset impairment charges and proxy contest related expenses.
Geographic Information
Our revenue by geographic region, based on the location at which each sale originates, and our property and equipment, net by geographic region, is summarized as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net revenue:
United States	$206,610	$199,790	$208,874
Other countries	226,947	262,150	267,997
Total	$433,557	$461,940	$476,871

	As of December 31,
	2014	2013
Property and equipment, net:
United States	$19,148	$26,550
Israel	4,888	5,057
Other countries	3,185	3,338
Total	$27,221	$34,945
Customer Concentration
Net revenue from Comcast accounted for 16%, 12% and 11%, respectively, during the year ended December 31, 2014, 2013 and 2012. Other than Comcast, no customer accounted for 10% or more of the Company’s total net revenue for any of the above periods.

NOTE 19: COMMITMENTS AND CONTINGENCIES
Leases
Harmonic leases its facilities under non-cancelable operating leases which expire at various dates through November 2022. In addition, Harmonic leases vehicles and phones in Israel under non-cancelable operating leases, the last of which expires in 2017. Total rent expense related to these operating leases was $9.8 million, $9.6 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2014, are as follows (in thousands):

Operating Leases
Year ending December 31,
2015	$10,412
2016	8,908
2017	8,099
2018	7,943
2019	7,892
Thereafter	6,123
Total minimum payments	$49,377
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

	Year ended December 31,
	2014	2013	2012
Balance at beginning of period	$3,606	$4,292	$5,558
Transfer to Aurora as part of the sale of discontinued operations	—	(939)	—
Accrual for current period warranties	7,281	7,158	5,798
Warranty costs incurred	(6,645)	(6,905)	(7,064)
Balance at end of period	$4,242	$3,606	$4,292
Standby Letters of Credit
As of December 31, 2014, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.4 million as of December 31, 2014.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2014.
Guarantees
The Company has $0.4 million of guarantees in Israel, with the majority related to rent, as of December 31, 2014.
Royalties
Harmonic has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, Harmonic has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2014, 2013 and 2012 royalty expenses were $3.2 million, $4.4 million and $3.0 million, respectively, and they are included in product cost of revenue in the Company's Consolidated Statements of Operations.
Purchase Commitments with Contract Manufacturers and Vendors
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company. The Company had $21.3 million of non-cancelable purchase commitments as of December 31, 2014.

NOTE 20: LEGAL PROCEEDINGS
From time to time, the Company is involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably probable losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. On September 25, 2013, the U.S. Patent Trial and Appeal Board ("PTAB") authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. Harmonic filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and Harmonic filed its opening brief with respect to this appeal on January 29, 2015.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2014. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2014
	1st Quarter	2nd Quarter (1)	3rd Quarter (1) (2)	4th Quarter (1)
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$108,032	$109,589	$108,061	$107,875
Gross profit	52,312	49,817	53,428	56,791
Income (loss) from continuing operations, net of tax	(5,410)	(37,062)	1,078	(4,854)
Net income (loss)	$(5,410)	$(37,062)	$1,078	$(4,854)
Basic net income (loss) per share:
Continuing operations	$(0.06)	$(0.39)	$0.01	$(0.06)
Net income (loss)	$(0.06)	$(0.39)	$0.01	$(0.06)
Diluted net income (loss) per share:
Continuing operations	$(0.06)	$(0.39)	$0.01	$(0.06)
Net income (loss)	$(0.06)	$(0.39)	$0.01	$(0.06)
Shares used in per share calculations:
Basic	97,921	93,966	90,618	88,012
Diluted	97,921	93,966	91,800	88,012
	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter (2)	4th Quarter
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$101,672	$117,128	$122,918	$120,222
Gross profit	46,165	57,892	56,792	59,596
Income (loss) from continuing operations, net of tax	(9,503)	(3,404)	36,675	(2,179)
Income (loss) from discontinued operations, net of tax	15,924	(396)	91	(181)
Net income (loss)	$6,421	$(3,800)	$36,766	$(2,360)
Basic net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$0.36	$(0.02)
Discontinued operations	$0.14	$0.00	$0.00	$0.00
Net income (loss)	$0.06	$(0.03)	$0.36	$(0.02)
Diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$0.36	$(0.02)
Discontinued operations	$0.14	$0.00	$0.00	$0.00
Net income (loss)	$0.06	$(0.03)	$0.36	$(0.02)
Shares used in per share calculations:
Basic	115,219	109,938	101,144	100,372
Diluted	115,219	109,938	102,723	100,372
(1) A history of operating losses in recent years has led to uncertainty with respect to the Company’s ability to realize certain net deferred tax assets, and as a result, the Company recorded increased valuation allowances of $24.5 million, $4.2 million and $0.3 million, in the second, third and fourth quarters of fiscal 2014, respectively, against its U.S. net deferred tax assets.
(2) As a result of the expiration of the applicable statute of limitations relating to the tax audits in the U.S. for years 2008 through 2010, the Company recorded tax benefits of $9.0 million and $39.0 million, in the third quarter of fiscal 2014 and 2013, respectively.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2015 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2015 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

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
The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 53 of this Annual Report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 2, 2015.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	March 2, 2015
(Patrick J. Harshman)

/s/ CAROLYN V. AVER	Chief Financial Officer	March 2, 2015
(Carolyn V. Aver)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairman	March 2, 2015
(Patrick Gallagher)

/s/ HAROLD L. COVERT	Director	March 2, 2015
(Harold L. Covert)

/s/ E. FLOYD KVAMME	Director	March 2, 2015
(E. Floyd Kvamme)

/s/ WILLIAM REDDERSEN	Director	March 2, 2015
(William Reddersen)

/s/ SUSAN G. SWENSON	Director	March 2, 2015
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	March 2, 2015
(Mitzi Reaugh)

EXHIBIT INDEX
The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number
2.1(xxv)	Asset Purchase Agreement, dated as of February 18, 2013, by and between Harmonic Inc. and Aurora Networks

3.1(iii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2(xxvi)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iv)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

10.1(i)*	Form of Indemnification Agreement

10.2(xxii)*	1995 Stock Plan, as amended and restated on June 27, 2012

10.3(vi)*	1999 Non-statutory Stock Option Plan

10.4(xxix)*	2002 Director Stock Plan, as amended and restated on June 29, 2014

10.5(xxix)*	2002 Employee Stock Purchase Plan

10.6(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.7(viii)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008

10.9(xii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.10(xii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11(xii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.12(xii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.13(xiii)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.14(xiv)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.15(xv)*	Change of Control Agreement between Harmonic Inc. and Carolyn V. Aver, effective June 1, 2010

10.16(xvii)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)

10.17(xvii)*	Omneon, Inc. 2008 Equity Incentive Plan

10.18(xxi)	Loan Agreement, dated August 26, 2011, between Harmonic Inc. and Silicon Valley Bank

10.19(xxiv)	Amendment No.1 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

10.20(xxvi)	Amendment No. 2 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

10.21(xxvii)*	Letter Agreement with George Stromeyer, dated April 22, 2013

10.22(xxvii)*	Change of Control Agreement between Harmonic Inc. and George Stromeyer, effective June 3, 2013

10.23*	Letter Agreement with Bart Spriester, dated July 29, 2014

10.24*	Change of Control Severance Agreement between Harmonic Inc. and Bart Spriester, effective September 10, 2014

10.25(xxx)	Credit Agreement dated December 22, 2014, between Harmonic Inc. and JPMorgan Chase Bank, N.A.

10.26(xxvii)	Amendment No. 3 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

21.1	Subsidiaries of Harmonic Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012 (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(iii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(v)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

(viii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

(ix)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

(xi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 24, 2008.

(xii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(xiii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

(xiv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(xv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 3, 2010.

(xvii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.

(xviii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(xix)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011.

(xx)	Previously filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated May 2, 2011.

(xxi)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(xxii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated July 30, 2012.

(xxiii)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(xxiv)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

(xxv)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 11, 2013.

(xxvi)	Previously filed as an Exhibit to the Company’s Current Report on Form 10-Q for the quarter ended September 27, 2013.
(xxvii)Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(xxxvii)Previously filed as an Exhibit to the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2014.

(xxix)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated November 7, 2014.

(xxx)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 19, 2014.