Form 10-Q
period 2015-04-03
HARMONIC INC
filed 2015-05-11
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 30, 2015 was 88,532,963.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 3, 2015	December 31, 2014
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$79,656	$73,032
Short-term investments	22,203	31,847
Accounts receivable, net	75,864	74,144
Inventories	31,518	32,747
Deferred income taxes, short-term	3,375	3,375
Prepaid expenses and other current assets	30,526	17,539
Total current assets	243,142	232,684
Property and equipment, net	27,140	27,221
Goodwill	197,776	197,884
Intangibles, net	8,692	10,599
Other assets	10,097	12,130
Total assets	$486,847	$480,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,497	$15,318
Income taxes payable	320	893
Deferred revenue	48,124	38,601
Accrued liabilities	29,248	35,118
Total current liabilities	96,189	89,930
Income taxes payable, long-term	5,032	4,969
Deferred tax liabilities, long-term	3,095	3,095
Other non-current liabilities	11,007	10,711
Total liabilities	115,323	108,705
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 88,750 and 87,700 shares issued and outstanding at April 3, 2015 and December 31, 2014, respectively	89	88
Additional paid-in capital	2,265,055	2,261,952
Accumulated deficit	(1,890,904)	(1,888,247)
Accumulated other comprehensive loss	(2,716)	(1,980)
Total stockholders’ equity	371,524	371,813
Total liabilities and stockholders’ equity	$486,847	$480,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	April 3, 2015	March 28, 2014
	(In thousands, except per share amounts)
Product revenue	$80,473	$88,260
Service revenue	23,543	19,772
Net revenue	104,016	108,032
Product cost of revenue	35,460	44,606
Service cost of revenue	13,528	11,114
Total cost of revenue	48,988	55,720
Gross profit	55,028	52,312
Operating expenses:
Research and development	22,329	23,888
Selling, general and administrative	31,196	33,547
Amortization of intangibles	1,446	1,950
Restructuring and related charges	44	149
Total operating expenses	55,015	59,534
Income (loss) from operations	13	(7,222)
Interest income, net	55	77
Other income (expense), net	(506)	12
Loss on impairment of long-term investment	(2,505)	—
Loss before income taxes	(2,943)	(7,133)
Benefit from income taxes	(286)	(1,723)
Net loss	$(2,657)	$(5,410)

Net loss per share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)
Shares used in per share calculation:
Basic	88,655	97,921
Diluted	88,655	97,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended
	April 3, 2015	March 28, 2014
	(In thousands)
Net loss	$(2,657)	$(5,410)
Other comprehensive income (loss) before tax:
Change in unrealized losses on cash flow hedges:
Unrealized losses arising during the period	(184)	—
Gains reclassified into earnings	(49)	—
	(233)	—
Change in unrealized gains on available-for-sale securities:	485	7
Change in foreign currency translation adjustments	(984)	40
Other comprehensive income (loss) before tax	(732)	47
Provision for (benefit from) income taxes	4	(1)
Other comprehensive income (loss), net of tax	(736)	48
Total Comprehensive loss	$(3,393)	$(5,362)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	April 3, 2015	March 28, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,657)	$(5,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	1,907	6,666
Depreciation	3,493	4,227
Stock-based compensation	4,134	3,807
Loss on impairment of long-term investment	2,505	—
Deferred income taxes, net	—	3,510
Provision for excess and obsolete inventories	454	722
Allowance for doubtful accounts, returns and discounts	(367)	(536)
Excess tax benefits from stock-based compensation	(120)	(185)
Other non-cash adjustments, net	154	462
Changes in assets and liabilities:
Accounts receivable	(1,353)	(1,927)
Inventories	775	5,900
Prepaid expenses and other assets	(13,062)	(6,671)
Accounts payable	3,380	(2,533)
Deferred revenue	10,105	6,382
Income taxes payable	(501)	278
Accrued and other liabilities	(6,819)	(3,447)
Net cash provided by operating activities	2,028	11,245
Cash flows from investing activities:
Purchases of investments	—	(14,084)
Proceeds from maturities of investments	9,497	15,382
Purchases of property and equipment	(3,651)	(3,431)
Purchases of long-term investments	(85)	—
Net cash provided by (used in) investing activities	5,761	(2,133)
Cash flows from financing activities:
Payments for repurchase of common stock	(5,182)	(29,075)
Proceeds from (repurchases of) common stock issued to employees	4,032	(1,377)
Excess tax benefits from stock-based compensation	120	185
Net cash used in financing activities	(1,030)	(30,267)
Effect of exchange rate changes on cash and cash equivalents	(135)	18
Net increase (decrease) in cash and cash equivalents	6,624	(21,137)
Cash and cash equivalents at beginning of period	73,032	90,329
Cash and cash equivalents at end of period	$79,656	$69,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2015 (“2014 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2014 Form 10-K. There have been no significant changes to these policies during the three months ended April 3, 2015.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
On November 3, 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity”. ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share.  In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective in the fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.
On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, intended to improve targeted areas of consolidation guidance for all entities. ASU 2015-02 is effective in the fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.
On April 15, 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 amends ASC 350-40 to provide customers with guidance on whether a cloud computing arrangement contains a software license to be accounted for as internal-use software. ASU No. 2015-05 is effective in the fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on its consolidated financial statements.

NOTE 3: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of April 3, 2015
State, municipal and local government agencies bonds	$11,228	$10	$—	$11,238
Corporate bonds	10,969	1	(5)	10,965
Total short-term investments	$22,197	$11	$(5)	$22,203
As of December 31, 2014
State, municipal and local government agencies bonds	$13,946	$16	$(1)	$13,961
Corporate bonds	17,899	3	(16)	17,886
Total short-term investments	$31,845	$19	$(17)	$31,847
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	April 3, 2015	December 31, 2014
Less than one year	$22,203	$30,946
Due in 1 - 2 years	—	901
Total short-term investments	$22,203	$31,847
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheet as they are available for current operations. Realized gains and losses from the sale of investments for the three months ended April 3, 2015 and March 28, 2014 were not material.
As of April 3, 2015 and December 31, 2014, $6.7 million and $8.6 million, respectively, of investments in equity securities of other privately and publicly held companies were considered as long-term investments and were included in “Other assets” in the Condensed Consolidated Balance Sheet (See Note 4, “Investments in Other Equity Securities,” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of April 3, 2015.
As of April 3, 2015, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 4: INVESTMENTS IN OTHER EQUITY SECURITIES

From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in "Other assets" in the Condensed Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million, and also made a $3.3 million prepayment for future software license purchases. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. As of April 3, 2015, the carrying value of Vislink was $3.1 million and the accumulated unrealized loss of $0.2 million, net of taxes, on the Vislink investment is included in the Condensed Consolidated Balance Sheet as a component of “Accumulated other comprehensive income (loss)”. As of April 3, 2015, the balance of the prepayment to Vislink for future software license purchase was $1.1 million and it was included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet. The Company determined that there were no impairment indicators existing at April 3, 2015 that would indicate that the Vislink investment was impaired and the Company believes the decline in the fair value of the Vislink investment is temporary. As of April 3, 2015, the Company's maximum exposure to loss from the Vislink investment was limited to its initial investment cost of $3.3 million. As of December 31, 2014, the carrying value of Vislink was $2.6 million and the accumulated unrealized loss, net of taxes, was $0.7 million.

Unconsolidated Variable Interest Entities (“VIE”)

VJU
On September 26, 2014, the Company acquired a 19.8% interest in VJU iTV Development GmbH (“VJU”), a software company based in Austria, for $2.5 million. Since VJU's equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, VJU is considered a variable interest entity (“VIE”). The Company determined that it is not the primary beneficiary of VJU because its financial interest in VJU's equity and its research and development agreement with VJU do not empower the Company to direct VJU's activities that will most significantly impact VJU's economic performance. VJU is accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of VJU.

The Company attended a VJU board meeting on March 5, 2015 as an observer. At that meeting, the Company was made aware of significant decreases in VJU's business prospects, VJU’S existing working capital and prospects for additional funding, compared to the prior information the Company had received from VJU. Based on the Company’s assessment, the Company determined that its investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on the Company's assessment of VJU's expected cash flows, the entire investment is expected to be non-recoverable. As a result, the Company recorded an impairment charge of $2.5 million in the first quarter of 2015. The Company's impairment loss in VJU is limited to its initial cost of investment of $2.5 million as well as the $0.1 million research and development cost expensed in September 2014.
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC's Series B preferred stock. Since EDC's equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC's equity does not empower the Company to direct EDC's activities that will most significantly impact EDC's economic performance. In addition, the Company determined that its investment in EDC's Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, the EDC investment is accounted for as a cost-method investment.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of April 3, 2015 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	—	—
EDC(2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs and as of April 3, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) The Company's maximum exposure to loss with respect to EDC as of April 3, 2015 was limited to a total investment cost of $3.6 million, including $0.1 million of transaction costs.

Each reporting period, the Company reviews all of its unconsolidated VIE investments to determine whether there are any reconsideration events that may result in the Company being a primary beneficiary of the unconsolidated VIE which would then require the Company to consolidate the VIE. The Company also reviews all of its cost-method investments in each reporting period to determine whether a significant event of change in circumstances has occurred that may have an adverse effect on the fair value of each investment.

NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES
The Company uses forward contracts to manage exposures to foreign currency exchange rates. The Company's primary objective in holding derivative instruments is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign currency exchange rates and the Company does not use derivative instruments for trading purposes. The use of derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet their contractual obligations, as such, the potential risk of loss with any one counterparty is closely monitored by the Company.
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)
Beginning in December 2014, the Company entered into forward currency contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for its subsidiaries in Israel. These ILS forward contacts mature generally within twelve months and are designated as cash flow hedges. For derivatives that are designated as hedges of forecasted foreign currency denominated operating expenses and service costs, the Company assesses effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of “Accumulated other comprehensive income (loss)” (“OCI”) in the Condensed Consolidated Balance Sheet until such time as the hedged transaction impacts earnings. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
Balance sheet hedges consist of foreign currency forward contracts, mature generally within three months, are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other income (expense), net” in the Condensed Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and amounts of designated and non-designated derivative instruments' gains and losses reported in the Company's Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended
	Financial Statement Location	April 3, 2015	March 28, 2014
Derivatives Designated as Hedging instruments:
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$184	$—
Gains reclassified from accumulated OCI into income (effective portion)	Cost of Revenue	$7	$—
	Operating Expense	42	—
	Total	$49	$—
Loss recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(42)	$—
Derivatives Not Designated as Hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$252	$(177)

The Company anticipates the accumulated OCI balance of 78,000 at April 3, 2015, relating to net unrealized gains from cash flow hedges, will be reclassified to earnings in 2015.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	April 3, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Purchase	$12,728	$16,903
Derivatives not designated as hedging instruments:
Purchase	$6,585	$1,043
Sell	$9,069	$4,925
The locations and fair value amounts of the Company's derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	April 3, 2015	December 31, 2014	Balance Sheet Location	April 3, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$57	$329	Accrued Liabilities	$—	$—
		$57	$329		$—	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$91	$12	Accrued Liabilities	$18	$7
		$91	$12		$18	$7
Total derivatives		$148	$341		$18	$7
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheet. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. To further limit credit risk, the Company also enters into cash collateral security arrangements with the same counterparty. As of April 3, 2015, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$148	—	$148	$(18)	—	$130
Derivative Liabilities	$18	—	$18	$(18)	—	$—
As of December 31, 2014, there was no potential effect of rights of offset associated with the outstanding foreign currency forward contracts that would result in a net derivative asset or net derivative liability.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended April 3, 2015, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of April 3, 2015
Cash equivalents
Money market funds	$32,795	$—	$—	$32,795
Short-term investments
State, municipal and local government agencies bonds	—	11,238	—	11,238
Corporate bonds	—	10,965	—	10,965
Prepaids and other current assets
Derivative assets	—	148	—	148
Other assets
Long-term investment	3,082	—	—	3,082
Total assets measured and recorded at fair value	$35,877	$22,351	$—	$58,228
Accrued liabilities
Derivative liabilities	$—	$18	$—	$18
Total liabilities measured and recorded at fair value	$—	$18	$—	$18
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents
Money market funds	$23,121	$—	$—	$23,121
Short-term investments
State, municipal and local government agencies bonds	—	13,961	—	13,961
Corporate bonds	—	17,886	—	17,886
Prepaids and other current assets
Derivative assets	—	341	—	341
Other assets
Long-term investment	2,606	—	—	2,606
Total assets measured and recorded at fair value	$25,727	$32,188	$—	$57,915
Accrued liabilities
Derivative liabilities	$—	$7	$—	$7
Total liabilities measured and recorded at fair value	$—	$7	$—	$7

NOTE 7: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	April 3, 2015	December 31, 2014
Accounts receivable, net:
Accounts receivable	$80,974	$81,201
Less: allowances for doubtful accounts, returns and discounts	(5,110)	(7,057)
Total	$75,864	$74,144

Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer(1)	$14,200	$—
Prepaid software license to Vislink(2)	1,090	1,233
Other Prepayments	9,953	9,713
Deferred cost of revenue	3,364	2,524
Income tax receivable	1,664	2,316
Other	255	1,753
	$30,526	$17,539

(1) In the first quarter of 2015, the Company made a $14.2 million advance payment for future inventory requirements to a supplier in order to secure more favorable pricing. The Company anticipates that this amount will begin to offset in the fourth quarter of 2015 through the first quarter of 2016 against the accounts payable owed to this supplier.
(2) The prepaid inventories were related to prepayment for software licenses made to Vislink (see Note 4, “Investments in Other Equity Securities,” for additional information on Vislink).

Inventories:
Raw materials	$1,844	$1,422
Work-in-process	1,439	1,255
Finished goods	28,235	30,070
Total	$31,518	$32,747

Property and equipment, net:
Furniture and fixtures	$7,690	$7,691
Machinery and equipment	116,895	116,031
Leasehold improvements	9,550	8,140
Property and equipment, gross	134,135	131,862
Less: accumulated depreciation and amortization	(106,995)	(104,641)
Total	$27,140	$27,221

NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
As of December 31, 2014	$136,975	$60,909	$197,884
Foreign currency translation adjustment	(75)	(33)	(108)
As of April 3, 2015	$136,900	$60,876	$197,776
Identified Intangible Assets
The following is a summary of identifiable intangible assets (in thousands):

		April 3, 2015			December 31, 2014
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(135,887)	$258	$136,145	$(135,426)	$719
Customer relationships/contracts	5-6 years	67,098	(60,001)	7,097	67,098	(58,784)	8,314
Maintenance agreements and related relationships	6-7 years	7,100	(5,763)	1,337	7,100	(5,534)	1,566
Total identifiable intangibles		$210,343	$(201,651)	$8,692	$210,343	$(199,744)	$10,599
Amortization expense for the identifiable purchased intangible assets for the three months ended April 3, 2015 and March 28, 2014 was allocated as follows (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Included in cost of revenue	$461	$4,716
Included in operating expenses	1,446	1,950
Total amortization expense	$1,907	$6,666
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2015 (remaining 9 months)	$258	$4,337	$4,595
2016	—	4,097	4,097
Total future amortization expense	$258	$8,434	$8,692

NOTE 9: RESTRUCTURING AND RELATED CHARGES
The Company implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Restructuring and related charges in:
Product cost of revenue	$—	$79
Operating expenses-Restructuring and related charges	44	149
	$44	$228
Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company approved a new restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing of excess assets. The Company started the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expects to complete its actions by end of 2015. The Company recorded $2.2 million of restructuring and asset impairment charges recorded under this plan in the fourth quarter of 2014 consisting of a $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project, $0.6 million of severance and benefits related to the termination of nineteen employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges. In the three months ended April 3, 2015, the Company recorded an additional 44,000 restructuring charges under the Harmonic 2015 Restructuring Plan primarily related to severance and benefits for two employees.

The following table summarizes the activity in the Harmonic 2015 restructuring accrual during the three months ended April 3, 2015 (in thousands):

	Severance and benefits	Other charges	Total
Balance at December 31, 2014	$305	$17	$322
Restructuring charges	56	—	56
Adjustments to restructuring provisions	(5)	(7)	(12)
Cash payments	(312)	(9)	(321)
Non-cash write-offs	—	2	2
Balance at April 3, 2015	$44	$3	$47
Harmonic 2013 Restructuring
The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. These restructuring plans extended to actions taken through the third quarter of fiscal 2014. As a result, the Company recorded restructuring charges of $2.2 million and $0.9 million in fiscal 2013 and fiscal 2014, respectively. The restructuring charges in the three months ended March 28, 2014 were $0.2 million under these plans, consisting of severance and benefits related to the termination of eight employees worldwide and costs associated with vacating from excess facility in France. For a complete discussion of the restructuring actions related to the 2013 restructuring plans, see Note 11, "Restructuring and Asset Impairment Charges," of Notes to Consolidated Financial Statements in the 2014 Form 10-K.

NOTE 10: CREDIT FACILITIES
On December 22, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on the Company’s behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the three months ended April 3, 2015. As of April 3, 2015, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $19.8 million.

The revolving loan bears interest, at the Company's election, at either (a) an adjusted LIBOR rate for a term of one, two or three months, plus an applicable margin of 1.75% or (b) the prime rate plus an applicable margin of -1.30%, provided that such rate shall not be less than the one month adjusted LIBOR rate, plus 2.5%. In the event that the balance of the Company’s accounts held with JPMorgan falls below $30.0 million in aggregate total worldwide consolidated cash and short-term investments (the “Consolidated Cash Threshold”) for five consecutive business days, the Company is obligated to pay a one-time facility fee of $50,000 to JPMorgan. The Company is also obligated to pay JPMorgan a non-usage fee equal to the average daily unused portion of the credit facility multiplied by a per annum rate of 0.25% if, during any calendar month, the balance in the Company’s accounts held with JPMorgan falls below the Consolidated Cash Threshold for five consecutive business days.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. The Company is also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of April 3, 2015, the Company was in compliance with the covenants under the Credit Agreement.

NOTE 11: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 14, “Employee Benefit Plans”, of Notes to Consolidated Financial Statements in the 2014 Form 10-K.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the three months ended April 3, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	7,480	7,255	$6.65	2,241	$6.40
Authorized		—	—	—	—
Granted	(3,037)	1,049	7.58	1,325	7.57
Options exercised	—	(617)	5.49	—	—
Shares released	—	—	—	(925)	6.56
Forfeited or cancelled	283	(172)	6.86	(73)	6.23
Balance at April 3, 2015	4,726	7,515	$6.87	2,568	$7.01
The following table summarizes information about stock options outstanding as of April 3, 2015 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	7,126	$6.87	3.7	$6,331
Exercisable	4,694	6.94	2.5	4,571
The intrinsic value of options vested and expected to vest and exercisable as of April 3, 2015 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 3, 2015. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company's common stock as of the exercise date. The intrinsic value of options exercised during the three months ended April 3, 2015 and March 28, 2014 was $1.3 million and $0.1 million, respectively.
The following table summarizes information about RSUs outstanding as of April 3, 2015 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,359	0.8	$17,407
The fair value of RSUs vested and expected to vest as of April 3, 2015 is calculated based on the fair value of the Company's common stock as of April 3, 2015.
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
401(k) Plan
The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the three months ended April 3, 2015 and March 28, 2014 were $161,000 and $173,000, respectively.

NOTE 12: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and RSUs granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Stock-based compensation in:
Cost of revenue	$528	$516
Research and development expense	1,148	1,101
Selling, general and administrative expense	2,458	2,190
Total stock-based compensation in operating expense	3,606	3,291
Total stock-based compensation	$4,134	$3,807
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
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended
	April 3, 2015	March 28, 2014
Expected term (years)	4.70	4.70
Volatility	38%	40%
Risk-free interest rate	1.6%	1.7%
Expected dividends	0.0%	0.0%
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
The weighted-average fair value per share of options granted was $2.63 and $2.35 for the three months ended April 3, 2015 and March 28, 2014, respectively. The fair value of all stock options vested during the three months ended April 3, 2015 and March 28, 2014 were both $1.3 million. The total realized tax benefit attributable to stock options exercised during the three months ended April 3, 2015 and March 28, 2014, in jurisdictions where this expense is deductible for tax purposes, were $120,000 and $185,000, respectively.

Restricted Stock Units
The aggregate fair value of all RSUs issued during the three months ended April 3, 2015 and March 28, 2014 were $6.1 million and $5.4 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The weighted average fair value of the Company's ESPP shares at purchase dates was estimated using the following weighted average assumptions during the three months ended April 3, 2015 and March 28, 2014:

	Purchase Period Ending
	June 30, 2015	June 30, 2014
Expected term (years)	0.49	0.50
Volatility	35%	29%
Risk-free interest rate	0.1%	0.1%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.74	$1.71
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
Unrecognized Stock-Based Compensation
As of April 3, 2015, the Company had approximately $20.1 million of unrecognized stock-based compensation expense related to the unvested portion of its stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 2.1 years.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Loss before income taxes	$(2,943)	$(7,133)
Benefit from income taxes	(286)	(1,723)
Effective income tax rate	9.7%	24.2%
The Company's quarterly income taxes reflect an estimate of the corresponding fiscal year's annual effective tax rate and include, where applicable, adjustments for discrete tax items.
In the three months ended April 3, 2015, the Company's effective income tax rate was 9.7%. The rate for the three months ended April 3, 2015 is lower than the U.S. federal statutory rate of 35% primarily because the loss before income taxes for three months ended April 3, 2015 included the loss on impairment of VJU investment (see Note 4, "Investments in Other Equity Securities") for which no tax benefit can be recognized. The effective tax rate for the three months ended April 3, 2015 excluding the loss on impairment of VJU would be approximately 65% and this is higher than the U.S. federal rate of 35% primarily due to an increase in the Company's U.S. current and non-current income tax payable as well as maintaining a full valuation allowance against all of the Company's U.S. deferred tax assets.
In the three months ended March 28, 2014, the Company's effective rate was 24.2%, lower than the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the detriment from non-deductible stock-based compensation and non-deductible amortization of foreign intangibles, and various net discrete tax adjustments. For three months ended March 28, 2014, the discrete adjustments to the Company's tax benefit were primarily the accrual of interest on uncertain tax positions.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2014 tax years generally remain subject to examination by their respective tax authorities. In the first quarter of 2015, the Israeli tax authority commenced an audit of a subsidiary of the Company for the 2012 and 2013 tax years. If, upon the conclusion of this audit, the ultimate determination of taxes owed in Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company's overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
The Company's operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of April 3, 2015, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $16.3 million, that if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.6 million of gross interest and penalties accrued as of April 3, 2015. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of April 3, 2015, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $1.0 million due to expiration of the applicable statues of limitations over the next twelve months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	April 3, 2015	March 28, 2014
Numerator:
Net loss	$(2,657)	$(5,410)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	88,655	97,921
Net loss per share:
Basic and diluted	$(0.03)	$(0.06)
The following table sets forth the potentially dilutive shares from stock options, RSUs and the ESPP, for the periods presented, that were excluded from the net loss per share computations because their effect was anti-dilutive (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Potentially dilutive equity awards outstanding	9,641	11,072

NOTE 15: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company's Chief Operating Decision Maker ( “CODM”), which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment. In connection with the 2015 annual planning process, the Company changed its operating segments to align with how the CODM expected to evaluate the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. As a result, the segment information presented has been conformed to the new operating segments for all prior periods.
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
The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Net revenue:
Video	$69,282	$81,152
Cable Edge	34,734	26,880
Total consolidated net revenue	$104,016	$108,032

Operating income (loss):
Video	$(90)	$2,435
Cable Edge	6,188	1,044
Total segment operating income	6,098	3,479
Unallocated corporate expenses*	(44)	(228)
Stock-based compensation	(4,134)	(3,807)
Amortization of intangibles	(1,907)	(6,666)
Income (loss) from operations	13	(7,222)
Non-operating income (expense)	(2,956)	89
Loss before income taxes	$(2,943)	$(7,133)

*Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of April 3, 2015, after giving effect to $131,000 of future sublease income, are as follows (in thousands):

Years ending December 31,
2015 (remaining 9 months)	$7,591
2016	8,788
2017	8,067
2018	7,933
2019	7,885
Thereafter	6,133
Total	$46,397
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

	Three months ended
	April 3, 2015	March 28, 2014
Balance at beginning of period	$4,242	$3,606
Accrual for current period warranties	1,595	1,749
Warranty costs incurred	(1,746)	(1,696)
Balance at end of period	$4,091	$3,659

Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria defined by the Company. The Company had approximately $22.6 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of April 3, 2015.
Standby Letters of Credit
As of April 3, 2015, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.4 million as of April 3, 2015.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through April 3, 2015.
Guarantees
The Company has $0.4 million of guarantees in Israel as of April 3, 2015, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that the Company’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid's infringement allegations in their entirety.  On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, and the Company filed its response brief on May 7, 2015.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014.  On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid.  The Company filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015.

An unfavorable outcome on any litigation matter could require that the Company pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

NOTE 17: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss (“AOCI”)
The components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance as of December 31, 2014	$(1,523)	$311	$(768)	$(1,980)
Other comprehensive income (loss) before reclassifications	(984)	(184)	485	$(683)
Amounts reclassified from AOCI	—	(49)	—	(49)
Provision for income taxes	—	—	(4)	(4)
Balance as of April 3, 2015	$(2,507)	$78	(287)	(2,716)
The effects of amounts reclassified from AOCI into the condensed consolidated statement of operations were as follows (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Gains on cash flow hedges from foreign currency contracts:
Cost of revenue	$7	$—
Operating expenses	42	—
Total reclassifications from AOCI	$49	$—
Common Stock Repurchases
On April 24, 2012, the Company's Board of Directors (the “Board”) approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. During 2013, the Board approved $195 million of increases to the program, increasing the aggregate authorized amount of the program to $220 million. On February 6, 2013, the Board approved a modification to the program that permits the Company to also repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On May 14, 2014, the Board approved an additional $80 million increase to the program, resulting in an aggregate authorized purchase of $300 million under the program and the repurchase period was extended through the end of 2016.
As of April 3, 2015, the Company had purchased 37.9 million shares of common stock under this program at a weighted average price of $6.23 per share for an aggregate purchase price of $237.5 million, including $1.0 million of expenses. The remaining authorized amount for stock repurchases under this program was $63.5 million as of April 3, 2015. For additional information, see “Item 2 - Unregistered sales of equity securities and use of proceeds” of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Harmonic,” the “Company,” “we,” “us,” “its,” and “our,” as used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), refer to Harmonic, Inc. and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 36 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers in the three months ended April 3, 2015 accounted for approximately 44% of our net revenue, compared to 47% for the same period in 2014. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During both of the three month periods ended April 3, 2015 and March 28, 2014, revenue from Comcast accounted for approximately 20% of our net revenue. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.

Our net revenue decreased $4.0 million, or 4%, in the three months ended April 3, 2015 compared to the corresponding period in 2014. The decrease in net revenue was attributable to an $11.9 million decrease in our Video segment revenue, offset in part by a $7.9 million increase in our Cable Edge segment revenue. The decrease in Video segment revenue was primarily due to our customers delaying their investment spending in anticipation of the adoption of next generation technologies and architectures and continued softness in demand trends in Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) which were exacerbated by the continued strengthening of the U.S. dollar as over half our Video segment revenue is generated from international customers. The increase in Cable Edge segment revenue was primarily due to increased demand for our NSG Pro platform as we continued penetration into the Converged Cable Access Platform (“CCAP”) market.
The delay by our customers in purchasing new solutions in anticipation of the adoption of next generation technologies and architectures, including the continued delays by new and existing broadcast and media company and service provider customers, first began in 2014 and we believe such delays could continue in varying degrees for the next several quarters. Meanwhile, our customers’ consolidation activities are ongoing and may further contribute to investment uncertainties in the coming months.
As a result of the decrease in our net revenue and the continued uncertainty regarding the timing of our customers' investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing extensive, Company-wide expense control programs (See Note 9, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
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

As part of our business strategy, (1) from time to time we have acquired or invested in, and continue to consider acquiring or investing in, businesses, technologies, assets and product lines that we believe complement or may enhance or expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In March 2013, we completed the sale of our cable access HFC business to Aurora Networks, Inc. for $46 million, and in 2014 we made strategic minority investments in three companies (See Note 4, “Investments in Other Equity Securities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates, during the three months ended April 3, 2015, from those disclosed in our 2014 Annual Report on Form 10-K (the “2014 Form 10-K”).

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
The following table presents the breakdown of revenue by segment for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Segment:
Video	$69,282	$81,152	$(11,870)	(15)%
Cable Edge	34,734	26,880	7,854	29%
Total	$104,016	$108,032	$(4,016)	(4)%
Segment revenue as a % of total net revenue:
Video	67%	75%
Cable Edge	33%	25%
The following table presents the breakdown of revenue by geographical region for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Geography:
Americas	$60,518	$64,886	$(4,368)	(7)%
EMEA	24,673	24,187	486	2%
APAC	18,825	18,959	(134)	(1)%
Total	$104,016	$108,032	$(4,016)	(4)%
Regional revenue as a % of total net revenue:
Americas	58%	60%
EMEA	24%	22%
APAC	18%	18%

Our Video segment net revenue decreased $11.9 million, or 15%, in the three months ended April 3, 2015, compared to the corresponding period in 2014, primarily due to a decrease in video product revenue, offset partially by an increase in video service revenue. The decrease in video product revenue spanned across all of our geographic regions, but was most notable with respect to North American service providers due to the investment pause of several of our customers as they looked ahead towards the industry's transition to Ultra HD and high-efficiency video coding (“HEVC”) compression as well as new virtualized architectures for video processing. The decrease in video product revenue was also partly impacted by the strengthening of the U.S. dollar as over half of our video product revenue was derived from international customers. The increase in video service revenue spanned across almost all of our geographical regions, primarily due to an increase in the installed base of equipment being serviced.

Our Cable Edge segment net revenue increased $7.9 million, or 29%, in the three months ended April 3, 2015, compared to the corresponding period in 2014. This increase was primarily attributable to increased sales of our NSG Pro CCAP products as we continued to expand our footprint across all geographical regions. Our NSG Pro platform continues to exhibit strong customer reception and acceptance. Over half of our Cable Edge revenue was derived from sales of our NSG Pro platform.
Net revenue in the Americas decreased $4.4 million, or 7%, in the three months ended April 3, 2015, compared to the corresponding period in 2014. The increase in sales of our cable edge products to North American cable providers and production and playout products to the North American broadcast and media companies were more than offset by the decline in video processing products net revenue in the Americas, which was primarily due to the spending pause ahead of key technology transitions in the video products market. APAC net revenue in the three months ended April 3, 2015 was relatively flat compared to the corresponding period in 2014. The softer demand in video products in the APAC region was offset by strengthening demand for our cable edge products. EMEA net revenue increased $0.5 million, or 2%, in the three months ended April 3, 2015 compared to the corresponding period in 2014. The increase in EMEA net revenue was primarily driven by expansion of our NSG Pro platform footprint in that region as well as increased service revenue, offset in part by softer demand from the broadcast and media vertical. The fragile economic and geopolitical climates in EMEA, coupled with the strengthening of the U.S. dollar, continue to drive the overall softness throughout Europe, especially Russia, Africa and certain parts of the Middle East.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Gross profit	$55,028	$52,312	$2,716	5%
As a percentage of net revenue (“gross margin”)	52.9%	48.4%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Gross margin increased to 52.9% in the three months ended April 3, 2015 from 48.4% in the corresponding period in 2014, despite a revenue mix shift toward our lower margin cable edge products in the three months ended April 3, 2015. The increase in gross margin was primarily due to decreased expenses related to amortization of intangibles, a higher mix of software sold, and we also benefited from our improved operational efficiencies and supply chain management.

In the three months ended April 3, 2015, $0.5 million of amortization of intangibles was included in cost of revenue, compared to $4.7 million in the corresponding period in 2014. The decrease in amortization of intangibles expense in the three months ended April 3, 2015, compared to the corresponding period in 2014, was primarily due to certain purchased intangible assets becoming fully amortized.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Research and development	$22,329	$23,888	$(1,559)	(7)%
As a percentage of net revenue	21.5%	22.1%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
The $1.6 million, or 7%, decrease in research and development expenses in the three months ended April 3, 2015, compared to the corresponding period of 2014, was primarily attributable to decreased headcount and related expenses due to the reduction in our worldwide workforce resulting from our 2013 restructuring plan, and to a lesser extent, due to a favorable impact from the strengthened U.S. dollar on our spending denominated in Israeli shekels.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Selling, general and administrative	$31,196	$33,547	$(2,351)	(7)%
As a percentage of net revenue	30.0%	31.1%

The $2.4 million, or 7%, decrease in selling, general and administrative expenses in the three months ended April 3, 2015, compared to the corresponding period of 2014, was primarily attributable to decreased legal and other professional fees related to our legal proceedings with Avid in 2014, decreased depreciation for demonstration equipment and cost containment effort in marketing related expenses.

Segment Operating Income
The following table presents a breakdown of operating income (loss) by segment for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Video	$(90)	$2,435	$(2,525)	(104)%
Cable Edge	6,188	1,044	5,144	493%
Total segment operating income	$6,098	$3,479	$2,619	75%
Segment operating income (loss) as a % of segment revenue:
Video	(0.1)%	3%
Cable Edge	18%	4%
Video segment operating income decreased $2.5 million in the three months ended April 3, 2015, compared to the corresponding period in 2014, and operating margin decreased from 3% to (0.1)%. The decrease in Video segment operating income and operating margin was primarily attributable to a 15% decrease in Video segment net revenue in 2015, offset partially by a reduction in selling, general and administrative expenses due to decreased legal and other professional fees, depreciation for demonstration equipment and cost containment effort in marketing related expenses.
Cable Edge segment operating income increased $5.1 million for the three months ended April 3, 2015, compared to the corresponding period in 2014, and operating margin increased from 4% to 18%. The increase in Cable Edge segment operating income and margin was primarily attributable to a 29% increase in Cable Edge segment net revenue in 2015 and delivering more value to our customers in software, as well as efficiencies from manufacturing and overhead spending, especially for our NSG Pro products.

The following table presents a reconciliation of total segment operating income to consolidated loss before income taxes (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Total segment operating income	6,098	3,479
Unallocated corporate expenses	(44)	(228)
Stock-based compensation	(4,134)	(3,807)
Amortization of intangibles	(1,907)	(6,666)
Income (loss) from operations	13	(7,222)
Non-operating income (expense)	(2,956)	89
Loss before income taxes	$(2,943)	$(7,133)

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Amortization of intangibles	$1,446	$1,950	$(504)	(26)%
As a percentage of net revenue	1.4%	1.8%
The decrease in amortization of intangibles expense in the three months ended April 3, 2015, compared to the corresponding period in 2014, was primarily due to certain purchased intangible assets becoming fully amortized.

Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs.
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Restructuring and related charges in:
Product cost of revenue	$—	$79
Operating expenses-Restructuring and related charges	44	149
	$44	$228
In the fourth quarter of 2014, our management approved a new restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing excess assets. We began the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expect to complete its actions by the end of 2015. We recorded $2.2 million of restructuring and asset impairment charges recorded under this plan in the fourth quarter of 2014, consisting of a $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project, $0.6 million of severance and benefits related to the termination of nineteen employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges. In the three months ended April 3, 2015, we recorded an additional $44,000 restructuring charges under this plan primarily related to severance and benefits for two employees.

In the three months ended March 28, 2014, we recorded $0.2 million under our 2013 Restructuring Plan, which consisted of severance and benefits related to the termination of eight employees and costs associated with vacating from an excess facility in France. For a complete discussion of the restructuring actions related to the 2013 restructuring plan, see Note 11, "Restructuring and Asset Impairment Charges," of the notes to Consolidated Financial Statements in the 2014 Form 10-K.

Loss on Impairment of Long-term Investment
We attended a VJU iTV Development GmbH (“VJU”) board meeting on March 5, 2015 as an observer. At that meeting, we were made aware of significant decreases in VJU's business prospects, VJU’S existing working capital and prospects for additional funding, compared to the prior information we had received from VJU. Based on our assessment, we determined that our investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on our assessment of VJU's expected cash flows, the entire investment is expected to be non-recoverable. As a result, we recorded an impairment charge of $2.5million in the first quarter of 2015. Our impairment loss in VJU is limited to our initial cost of investment of $2.5 million as well as the $0.1 million research and development cost expensed in September 2014.  (See Note 4, “Investments in Other Equity Securities”, of the notes to our Condensed Consolidated Financial Statements for additional information).

Interest Income, Net
In the three months ended April 3, 2015 and March 28, 2014, interest income, net was $55,000 and $77,000, respectively.

Other Income (Expense), Net
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S. dollar.
Other income (expense), net was $(0.5) million and $12,000, for the three months ended April 3, 2015 and March 28, 2014, respectively. The increase in other expense, net in the three months ended April 3, 2015, compared to the corresponding period of 2014, was primarily due to the unfavorable foreign exchange impact resulting from the weakening of the Euro. To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts (See Note 5, “Derivatives and Hedging Activities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

Income Taxes
The following table presents the benefit from income taxes and the benefit as a percentage of net revenue for the three months ended April 3, 2015 and March 28, 2014 (in thousands, except percentages):

	Three months ended
	April 3, 2015	March 28, 2014	Q1 FY15 vs Q1 FY14
Benefit from income taxes	$(286)	$(1,723)	$1,437	(83)%
As a percentage of net revenue	(0.3)%	(1.6)%
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits, the effects of statute of limitation, or settlement with tax authorities.
In the three months ended April 3, 2015, our effective income tax rate was 9.7%. The rate for the three months ended April 3, 2015 is lower than the U.S. federal statutory rate of 35% primarily because the loss before income taxes for three months ended April 3, 2015 included the loss on impairment of the VJU investment (see Note 4, “Investments in Other Equity Securities”) for which no tax benefit can be recognized. The effective tax rate for the three months ended April 3, 2015 excluding the loss on impairment of VJU, would be approximately 65% and this is higher than the U.S. federal rate of 35% primarily due to an increase in our U.S. current and non-current income tax payable as well as maintaining a full valuation allowance against all of our U.S. deferred tax assets.
In the three months ended March 28, 2014, our effective rate was 24.2%, lower than the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, partially offset by the detriment from non-deductible stock-based compensation and non-deductible amortization of foreign intangibles, and various net discrete tax adjustments. For three months ended March 28, 2014, the discrete adjustments to our tax benefit were primarily the accrual of interest on uncertain tax positions.

Liquidity and Capital Resources
As of April 3, 2015, our cash and cash equivalents totaled $79.7 million, and our short-term investments totaled $22.2 million, and a majority of our cash, cash equivalents and short-term investments as of April 3, 2015 were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations in the next twelve months, as well as any stock repurchases under our present stock repurchase program. In the event that we need funds from our foreign subsidiaries to fund the operations in the U.S., and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
On December 22, 2014, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on our behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the three months ended April 3, 2015. As of April 3, 2015, the amount available for borrowing under this facility, net of $0.2 million of standby letters of credit, was $19.8 million.

The revolving loan bears interest, at our election, at either (a) an adjusted LIBOR rate for a term of one, two or three months, plus an applicable margin of 1.75% or (b) the prime rate plus an applicable margin of -1.30%, provided that such rate shall not be less than the one month adjusted LIBOR rate, plus 2.5%. In the event that the balance of our accounts held with JPMorgan falls below $30.0 million in aggregate total worldwide consolidated cash and short-term investments (the “Consolidated Cash Threshold”) for five consecutive business days, we are obligated to pay a one-time facility fee of $50,000 to JPMorgan. We are also obligated to pay JPMorgan a non-usage fee equal to the average daily unused portion of the credit facility multiplied by a per annum rate of 0.25% if, during any calendar month, the balance in our accounts held with JPMorgan falls below the Consolidated Cash Threshold for five consecutive business days.

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

Obligations under the Credit Agreement are secured only by a pledge of 66 2/3% of our equity interests in our foreign subsidiary, Harmonic International AG. Additionally, to the extent that we form any direct or indirect, domestic, material subsidiaries in the future, those subsidiaries will be required to provide a guaranty of our obligations under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. We are also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of April 3, 2015, we were in compliance with the covenants under the Credit Agreement.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	April 3, 2015	March 28, 2014
Net cash provided by (used in):
Operating activities	$2,028	$11,245
Investing activities	5,761	(2,133)
Financing activities	(1,030)	(30,267)
Effect of foreign exchange rate changes on cash	(135)	18
Net increase (decrease) in cash and cash equivalents	$6,624	$(21,137)
Operating Activities
Net cash provided by operations in the three months ended April 3, 2015 was $2.0 million, resulting from a net loss of $2.7 million, adjusted for $12.2 million in non-cash gains and charges, and a $7.5 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation and a $2.5 million impairment loss on long-term investment. The net change in operating assets and liabilities primarily included increases in prepaid and other current assets and accounts receivables, as well as decreases in accrued liabilities, which were partially offset by increases in deferred revenue and accounts payable. The increase in prepaid and other current assets was primarily due to a $14.2 million advance payment made to an inventory supplier in the first quarter of 2015 in order to secure more favorable pricing from the supplier. We anticipate that this amount will begin to offset in the fourth quarter of 2015 through the first quarter of 2016 against the accounts payable owed to this supplier. The decrease in accrued liabilities was primarily due to bonus payments and ESPP purchases made in the first quarter of 2015 and lower accruals for salaries and benefits at the end of the first quarter of 2015. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
Net cash provided by operations in the three months ended March 28, 2014 was $11.2 million, resulting from a net loss of $5.4 million, adjusted for $18.6 million in non-cash gains and charges, and a $2.0 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included amortization of intangible assets, stock-based compensation, depreciation, adjustments to deferred income taxes and provisions for excess and obsolete inventories, partially offset by a provision for doubtful accounts, returns and discounts. The net change in operating assets and liabilities included increases in prepaid expenses and other assets and accounts receivable, as well as decreases in accrued and other liabilities and accounts payable, which were partially offset by a decrease in inventories, as well as an increase in deferred revenue. The increase in prepaid and other assets was primarily due to the increase in tax receivables resulting from a tax benefit from the loss on operations in the first quarter of fiscal 2014 and the tax effects associated with the write-off of certain fully reserved obsolete inventories, as well as the tax benefits on stock options exercised in the first quarter of fiscal 2014. The decrease in accrued and other liabilities was primarily due to the bonus payments made in the first quarter of fiscal 2014 and the decrease in inventory was primarily due to our concerted efforts to better optimize our supply chain. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
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
Investing Activities
Net cash provided by investing activities was $5.8 million in the three months ended April 3, 2015, resulting from the proceeds from the net sale and maturity of investments of $9.5 million, partially offset by capital expenditures of $3.7 million.
Net cash used in investing activities was $2.1 million in the three months ended March 28, 2014, resulting from the purchase of short-term investments of $14.1 million and capital expenditures of $3.4 million, partially offset by the proceeds from the net sale and maturity of investments of $15.4 million.
Financing Activities

Net cash used in financing activities was $1.0 million in the three months ended April 3, 2015, primarily resulting from $5.2 million of payments for the repurchase of common stock in connection with our stock repurchase program, partially offset by $4.0 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Net cash used in financing activities was $30.3 million in the three months ended March 28, 2014, primarily resulting from $29.1 million of payments for the repurchase of common stock in connection with our stock repurchase program and $1.4 million of net payments relating to the repurchase of common stock issued to employees to satisfy employee tax withholding obligations that arose in connection with the vesting of restricted stocks units.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of April 3, 2015.

Contractual Obligations and Commitments
As of April 3, 2015, we had approximately $22.6 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the three months ended April 3, 2015, from such information presented in our 2014 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact the operating results, financial position or our liquidity due to adverse changes in market prices and rates. We are exposed to market risk because of changes in interest rates, foreign currency exchange rates, as measured against the U.S. dollar and currencies held by our subsidiaries, and changes in the value of financial instruments held by us.
Foreign Currency Exchange Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies.
We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 10% and 11% of revenue in the first three months of 2015 and 2014, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Beginning December 2014, we entered into forward currency contracts to hedge forecasted operating expenses and service cost related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for our subsidiaries in Israel. These ILS forward contacts mature generally within 12 months and are designated as cash flow hedges. The effective portion of the gains or losses on the derivative is reported as a component of “Accumulated other comprehensive income (loss)” (“OCI”) in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the same period during which the hedged transactions are recognized in earnings. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the gain or loss on the related derivative will be reclassified from OCI to earnings immediately.

Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)

We also enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings every period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other income (expense), net” in the Condensed Consolidated Statement of Operations, net and are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	April 3, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Purchase	$12,728	$16,903
Derivatives not designated as hedging instruments:
Purchase	$6,585	$1,043
Sell	$9,069	$4,925

Interest rate and credit risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of April 3, 2015, our cash, cash equivalents and short-term investments balance was $101.9 million and we had no borrowings during the three months ended April 3, 2015. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in "accumulated other comprehensive income (loss)”. For the first three months of 2015 and 2014, realized gains and realized losses from the sale of investments were not material. The $0.5 million of unrealized gain from available-for-sale investments for the three months ended April 3, 2015 was primarily related to our investment in Vislink, plc (“Vislink”), a U.K. public company listed on the AIM exchange (See Note 4, “Investments in Other Equity Securities,” of the notes to our Condensed Consolidated Financial Statements for additional information). As of April 3, 2015, our maximum exposure to loss from the Vislink investment was limited to our initial investment cost of $3.3 million.
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of April 3, 2015, a hypothetical 100 basis point increase in interest rates would result in a $0.1 million decline in fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.

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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. While certain matters to which the Company is a party may specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid's infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, and we filed our response brief on May 7, 2015.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. Harmonic filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015.

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

Revenue derived from customers outside of the U.S. in both the first three months of 2015 and 2014 represented approximately 50% of our revenue. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act, particularly in emerging market countries and/or similar anti-corruption and anti-bribery laws;

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the first three months of 2015 and 2014 accounted for approximately 44% and 47% of our revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In both of the first three month periods of 2015 and 2014, revenue from Comcast accounted for approximately 20% our revenue, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As of April 3, 2015, we had 480 employees in our international operations, representing approximately 48% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

We face risks associated with having facilities and employees located in Israel.

As of April 3, 2015, we maintained facilities in two locations in Israel with a total of 167 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

• whether the research and development tax is renewed for 2015 and beyond;

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the United States, is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $29.0 million in 2014 against U.S. net deferred tax assets.

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

As of April 3, 2015, we had approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. For example, in February 2013, we entered into an Asset Purchase Agreement with Aurora Networks, Inc. pursuant to which we agreed to sell our cable access HFC Business for $46 million in cash. Any such divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

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

At April 3, 2015, we held 55 issued U.S. patents and 34 issued foreign patents, and had 22 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of April 3, 2015, we had purchased an aggregate of $237 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $102 million at April 3, 2015, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our Employee Stock Purchase Plan, and in connection with grants of RSUs on an ongoing basis. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of RSUs could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2012, our Board of Directors approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock during the term of the program. In 2013, our Board of Directors approved a $195 million increase in the program, including a $75 million increase on January 28, 2013, a $35 million increase to the program upon the closing of a sale of our HFC business on February 19, 2013 and an additional $85 million increase to the program on July 16, 2013. On May 14, 2014, our Board of Directors approved an additional $80 million increase to the program, resulting in an aggregate authorized purchase of $300 million under the program and the repurchase period was extended through the end of 2016.
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
As of April 3, 2015, we had purchased 37.9 million shares of common stock under this program at a weighted average price of $6.23 per share for an aggregate purchase price of $237.5 million, including $1.0 million of expenses. The remaining authorized amount for stock repurchases under this program was $63.5 million as of April 3, 2015.
The table below sets forth the stock repurchase activity for the quarter ended April 3, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2015 - January 30, 2015	—	$—	—	$68,654
January 31, 2015 - February 27, 2015	197	$7.87	197	$67,103
February 28, 2015 - April 3, 2015	477	$7.62	477	$63,472
	674	$7.69	674

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

3.2(1)	Amended and Restated Bylaws of Harmonic Inc.

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at April 3, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended April 3, 2015 and March 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 3, 2015 and March 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 11, 2015