Form 10-Q
period 2015-07-03
HARMONIC INC
filed 2015-08-11
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on July 30, 2015 was 88,128,032.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 3, 2015	December 31, 2014
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$76,049	$73,032
Short-term investments	29,034	31,847
Accounts receivable, net	76,079	74,144
Inventories	32,499	32,747
Deferred income taxes, short-term	3,375	3,375
Prepaid expenses and other current assets	28,860	17,539
Total current assets	245,896	232,684
Property and equipment, net	27,087	27,221
Goodwill	197,903	197,884
Intangibles, net	7,160	10,599
Other assets	11,172	12,130
Total assets	$489,218	$480,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,286	$15,318
Income taxes payable	112	893
Deferred revenue	46,922	38,601
Accrued liabilities	29,985	35,118
Total current liabilities	98,305	89,930
Income taxes payable, long-term	4,923	4,969
Deferred tax liabilities, long-term	3,095	3,095
Other non-current liabilities	11,679	10,711
Total liabilities	118,002	108,705
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 88,485 and 87,700 shares issued and outstanding at July 3, 2015 and December 31, 2014, respectively	88	88
Additional paid-in capital	2,264,312	2,261,952
Accumulated deficit	(1,891,898)	(1,888,247)
Accumulated other comprehensive loss	(1,286)	(1,980)
Total stockholders’ equity	371,216	371,813
Total liabilities and stockholders’ equity	$489,218	$480,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(In thousands, except per share amounts)
Product revenue	$77,447	$86,528	$157,920	$174,788
Service revenue	25,656	23,061	49,199	42,833
Net revenue	103,103	109,589	207,119	217,621
Product cost of revenue	35,977	47,928	71,437	92,534
Service cost of revenue	12,741	11,844	26,269	22,958
Total cost of revenue	48,718	59,772	97,706	115,492
Gross profit	54,385	49,817	109,413	102,129
Operating expenses:
Research and development	21,816	23,485	44,145	47,373
Selling, general and administrative	31,281	32,979	62,477	66,526
Amortization of intangibles	1,446	1,718	2,892	3,668
Restructuring and related charges	185	284	229	433
Total operating expenses	54,728	58,466	109,743	118,000
Loss from operations	(343)	(8,649)	(330)	(15,871)
Interest income, net	17	67	72	144
Other income (expense), net	59	(127)	(447)	(115)
Loss on impairment of long-term investment	—	—	(2,505)	—
Loss before income taxes	(267)	(8,709)	(3,210)	(15,842)
Provision for income taxes	727	28,353	441	26,630
Net loss	$(994)	$(37,062)	$(3,651)	$(42,472)

Net loss per share:
Basic and diluted	$(0.01)	$(0.39)	$(0.04)	$(0.44)
Shares used in per share calculation:
Basic and diluted	88,426	93,966	88,541	95,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
	(In thousands)
Net loss	$(994)	$(37,062)	$(3,651)	$(42,472)
Other comprehensive income (loss) before tax:
Change in unrealized losses on cash flow hedges:
Unrealized gains arising during the period	516	—	332	—
Gains reclassified into earnings	(138)	—	(187)	—
	378	—	145	—
Change in unrealized gains (loss) on available-for-sale securities:	460	(32)	945	(25)
Change in foreign currency translation adjustments	582	190	(402)	230
Other comprehensive income before tax	1,420	158	688	205
Benefit from income taxes	(10)	(4)	(6)	(5)
Other comprehensive income, net of tax	1,430	162	694	210
Total comprehensive income (loss)	$436	$(36,900)	$(2,957)	$(42,262)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	July 3, 2015	June 27, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,651)	$(42,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	3,439	12,866
Depreciation	6,930	8,486
Stock-based compensation	8,018	8,368
Loss on impairment of long-term investment	2,505	—
Deferred income taxes, net	—	27,407
Provision for excess and obsolete inventories	843	1,377
Allowance for doubtful accounts, returns and discounts	(713)	600
Excess tax benefits from stock-based compensation	(22)	(304)
Other non-cash adjustments, net	252	847
Changes in assets and liabilities:
Accounts receivable	(1,222)	(5,485)
Inventories	(595)	5,379
Prepaid expenses and other assets	(11,635)	(2,424)
Accounts payable	6,415	2,324
Deferred revenue	9,833	10,873
Income taxes payable	(815)	562
Accrued and other liabilities	(5,994)	(1,625)
Net cash provided by operating activities	13,588	26,779
Cash flows from investing activities:
Purchases of investments	(12,986)	(26,599)
Proceeds from maturities of investments	15,744	30,846
Purchases of property and equipment	(7,505)	(6,479)
Purchases of long-term investments	(85)	—
Net cash used in investing activities	(4,832)	(2,232)
Cash flows from financing activities:
Payments for repurchase of common stock	(12,171)	(54,751)
Proceeds from (repurchases of) common stock issued to employees	6,491	(1,272)
Excess tax benefits from stock-based compensation	22	304
Net cash used in financing activities	(5,658)	(55,719)
Effect of exchange rate changes on cash and cash equivalents	(81)	16
Net increase (decrease) in cash and cash equivalents	3,017	(31,156)
Cash and cash equivalents at beginning of period	73,032	90,329
Cash and cash equivalents at end of period	$76,049	$59,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2015 (the “2014 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2014 Form 10-K. There have been no significant changes to these policies during the six months ended July 3, 2015.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory”. ASU 2015-11 provides additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective in the fiscal year beginning after December 15, 2016. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its consolidated financial statements.

NOTE 3: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of July 3, 2015
State, municipal and local government agencies bonds	$8,868	$4	$—	$8,872
Corporate bonds	20,192	—	(30)	20,162
Total short-term investments	$29,060	$4	$(30)	$29,034
As of December 31, 2014
State, municipal and local government agencies bonds	$13,946	$16	$(1)	$13,961
Corporate bonds	17,899	3	(16)	17,886
Total short-term investments	$31,845	$19	$(17)	$31,847
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	July 3, 2015	December 31, 2014
Less than one year	$23,341	$30,946
Due in 1 - 2 years	5,693	901
Total short-term investments	$29,034	$31,847
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they are available for current operations. Realized gains and losses from the sale of investments for each of the three and six months ended July 3, 2015 and June 27, 2014 were not material.
As of July 3, 2015 and December 31, 2014, $7.2 million and $8.6 million, respectively, of investments in equity securities of other privately and publicly held companies were considered as long-term investments and were included in “Other assets” in the Condensed Consolidated Balance Sheet (See Note 4, “Investments in Other Equity Securities” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The

Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of July 3, 2015.
As of July 3, 2015, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 4: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other assets” in the Condensed Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million, and also made a $3.3 million prepayment for future software license purchases. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $3.6 million and $2.6 million as of July 3, 2015 and December 31, 2014, respectively, and Vislink’s accumulated unrealized gain(loss), net of taxes was $0.2 million and $(0.7) million as of July 3, 2015 and December 31, 2014, respectively. The accumulated unrealized gain(loss) is included in the Condensed Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss)”. As of July 3, 2015, there was no outstanding balance in the prepayment to Vislink for future software license purchase. The Company determined that there were no impairment indicators existing at July 3, 2015 that would indicate that the Vislink investment was impaired. As of July 3, 2015, the Company’s maximum exposure to loss from the Vislink investment was limited to its initial investment cost of $3.3 million.

Unconsolidated Variable Interest Entities

VJU
On September 26, 2014, the Company acquired a 19.8% interest in VJU iTV Development GmbH (“VJU”), a software company based in Austria, for $2.5 million. Since VJU’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, VJU is considered a variable interest entity (“VIE”). The Company determined that it is not the primary beneficiary of VJU because its financial interest in VJU’s equity and its research and development agreement with VJU do not empower the Company to direct VJU’s activities that will most significantly impact VJU’s economic performance. VJU is accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of VJU.

The Company attended a VJU board meeting on March 5, 2015 as an observer. At that meeting, the Company was made aware of significant decreases in VJU’s business prospects, VJU’s existing working capital and prospects for additional funding, compared to the prior information the Company had received from VJU. Based on the Company’s assessment, the Company determined that its investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on the Company’s assessment of VJU’s expected cash flows, the entire investment is expected to be non-recoverable. As a result, the Company recorded an impairment charge of $2.5 million in the first quarter of 2015. The Company’s impairment loss in VJU is limited to its initial cost of investment of $2.5 million as well as the $0.1 million research and development cost expensed in September 2014.
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, the EDC investment is accounted for as a cost-method investment.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of July 3, 2015 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC(2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs and as of July 3, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) The Company’s maximum exposure to loss with respect to EDC as of July 3, 2015 was limited to a total investment cost of $3.6 million, including $0.1 million of transaction costs.

Each reporting period, the Company reviews all of its unconsolidated VIE investments to determine whether there are any reconsideration events that may result in the Company being a primary beneficiary of any unconsolidated VIE which would then require the Company to consolidate the VIE. The Company also reviews all of its cost-method investments in each reporting period to determine whether a significant event of change in circumstances has occurred that may have an adverse effect on the fair value of each investment.

NOTE 5: DERIVATIVES AND HEDGING ACTIVITIES
The Company uses forward contracts to manage exposures to foreign currency exchange rates. The Company’s primary objective in holding derivative instruments is to reduce the volatility of earnings and cash flows associated with fluctuations in foreign currency exchange rates and the Company does not use derivative instruments for trading purposes. The use of derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet their contractual obligations, as such, the potential risk of loss with any one counterparty is closely monitored by the Company.
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)
Beginning in December 2014, the Company entered into forward currency contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for its subsidiaries in Israel. These ILS forward contacts mature generally within 12 months and are designated as cash flow hedges. For derivatives that are designated as hedges of forecasted foreign currency denominated operating expenses and service costs, the Company assesses effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of “Accumulated other comprehensive income (loss)” (“OCI”) in the Condensed Consolidated Balance Sheets until such time as the hedged transaction impacts earnings. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended		Six months ended
	Financial Statement Location	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Derivatives Designated as Hedging instruments:
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$516	$—	$332	$—
Gains reclassified from accumulated OCI into income (effective portion)	Cost of Revenue	$19	$—	$26	$—
	Operating Expense	119	—	161	—
	Total	$138	$—	$187	$—
Loss recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(10)	$—	$(52)	$—
Derivatives Not Designated as Hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$133	$70	$385	$(107)
The Company anticipates the accumulated OCI balance of $456,000 at July 3, 2015, relating to net unrealized gains from cash flow hedges, will be reclassified to earnings in 2015.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	July 3, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Purchase	$14,471	$16,903
Derivatives not designated as hedging instruments:
Purchase	$5,849	$1,043
Sell	$7,895	$4,925
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	July 3, 2015	December 31, 2014	Balance Sheet Location	July 3, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$433	$329	Accrued Liabilities	$—	$—
		$433	$329		$—	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$249	$12	Accrued Liabilities	$81	$7
		$249	$12		$81	$7
Total derivatives		$682	$341		$81	$7
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. To further limit credit risk, the Company also enters into cash collateral security arrangements with the same counterparty. As of July 3, 2015, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$682	—	$682	$(74)	—	$608
Derivative Liabilities	$81	—	$81	$(74)	—	$7
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended July 3, 2015, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of July 3, 2015
Cash equivalents
Money market funds	$25,956	$—	$—	$25,956
Short-term investments
State, municipal and local government agencies bonds	—	8,872	—	8,872
Corporate bonds	—	20,162	—	20,162
Prepaids and other current assets
Derivative assets	—	682	—	682
Other assets
Long-term investment	3,574	—	—	3,574
Total assets measured and recorded at fair value	$29,530	$29,716	$—	$59,246
Accrued liabilities
Derivative liabilities	$—	$81	$—	$81
Total liabilities measured and recorded at fair value	$—	$81	$—	$81
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents
Money market funds	$23,121	$—	$—	$23,121
Short-term investments
State, municipal and local government agencies bonds	—	13,961	—	13,961
Corporate bonds	—	17,886	—	17,886
Prepaids and other current assets
Derivative assets	—	341	—	341
Other assets
Long-term investment	2,606	—	—	2,606
Total assets measured and recorded at fair value	$25,727	$32,188	$—	$57,915
Accrued liabilities
Derivative liabilities	$—	$7	$—	$7
Total liabilities measured and recorded at fair value	$—	$7	$—	$7

NOTE 7: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	July 3, 2015	December 31, 2014
Accounts receivable, net:
Accounts receivable	$80,096	$81,201
Less: allowances for doubtful accounts, returns and discounts	(4,017)	(7,057)
Total	$76,079	$74,144

Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer(1)	$14,200	$—
Prepaid software license to Vislink(2)	—	1,233
Other Prepayments	10,061	9,713
Deferred cost of revenue	2,346	2,524
Income tax receivable	998	2,316
Other	1,255	1,753
	$28,860	$17,539

(1) During the first quarter of 2015, the Company made a $14.2 million advance payment for future inventory requirements to a supplier in order to secure more favorable pricing. The Company anticipates that this amount will begin to offset in the fourth quarter of 2015 through the first quarter of 2016 against the accounts payable owed to this supplier.
(2) The prepaid inventories were related to prepayment for software licenses made to Vislink (see Note 4, “Investments in Other Equity Securities” for additional information on Vislink).

Inventories:
Raw materials	$1,601	$1,422
Work-in-process	1,325	1,255
Finished goods	29,573	30,070
Total	$32,499	$32,747

Property and equipment, net:
Furniture and fixtures	$7,708	$7,691
Machinery and equipment	118,476	116,031
Leasehold improvements	10,176	8,140
Property and equipment, gross	136,360	131,862
Less: accumulated depreciation and amortization	(109,273)	(104,641)
Total	$27,087	$27,221

NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
As of December 31, 2014	$136,975	$60,909	$197,884
Foreign currency translation adjustment	13	6	19
As of July 3, 2015	$136,988	$60,915	$197,903
Identified Intangible Assets
The following is a summary of identifiable intangible assets (in thousands):

		July 3, 2015			December 31, 2014
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(135,973)	$172	$136,145	$(135,426)	$719
Customer relationships/contracts	5-6 years	67,098	(61,218)	5,880	67,098	(58,784)	8,314
Maintenance agreements and related relationships	6-7 years	7,100	(5,992)	1,108	7,100	(5,534)	1,566
Total identifiable intangibles		$210,343	$(203,183)	$7,160	$210,343	$(199,744)	$10,599
Amortization expense for the identifiable purchased intangible assets for the three and six months ended July 3, 2015 and June 27, 2014 was allocated as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Included in cost of revenue	$86	$4,482	$547	$9,198
Included in operating expenses	1,446	1,718	2,892	3,668
Total amortization expense	$1,532	$6,200	$3,439	$12,866
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2015 (remaining 6 months)	$172	$2,892	$3,064
2016	—	4,096	4,096
Total future amortization expense	$172	$6,988	$7,160

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

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Restructuring and related charges in:
Product cost of revenue	$—	$—	$—	$79
Operating expenses-Restructuring and related charges	185	284	229	433
Total restructuring and related charges	$185	$284	$229	$512
Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company approved a new restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing of excess assets. The Company started the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expects to complete its actions by end of 2015. The Company recorded $2.2 million of restructuring and asset impairment charges under this plan in the fourth quarter of 2014 consisting of a $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project, $0.6 million of severance and benefits related to the termination of 19 employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges. The Company recorded $185,000 and $229,000 of restructuring charges under this plan, in the three and six months ended July 3, 2015, respectively. Such restructuring charges consisted of severance and benefits related to the termination of five employees.

The following table summarizes the activity in the Harmonic 2015 restructuring accrual during the six months ended July 3, 2015 (in thousands):

	Severance and benefits	Other charges	Total
Balance at December 31, 2014	$305	$17	$322
Restructuring charges	246	—	246
Adjustments to restructuring provisions	(11)	(6)	(17)
Cash payments	(447)	(11)	(458)
Balance at July 3, 2015	$93	$—	$93
Harmonic 2013 Restructuring
The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. These restructuring plans extended to actions taken through the third quarter of fiscal 2014. As a result, the Company recorded restructuring charges of $2.2 million and $0.9 million in fiscal 2013 and fiscal 2014, respectively. The restructuring charges in the three and six months ended June 27, 2014 were $284,000 and $512,000, respectively, under these plans, consisting of severance and benefits related to the termination of 20 employees worldwide and costs associated with vacating from an excess facility in France. For a complete discussion of the restructuring actions related to the 2013 restructuring plans, see Note 11, “Restructuring and Asset Impairment Charges” of Notes to Consolidated Financial Statements in the 2014 Form 10-K.

NOTE 10: CREDIT FACILITIES
On December 22, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on the Company’s behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the six months ended July 3, 2015. As of July 3, 2015, the amount available for borrowing under this facility, net of $0.5 million of standby letters of credit, was $19.5 million.

The revolving loan bears interest, at the Company’s election, at either (a) an adjusted LIBOR rate for a term of one, two or three months, plus an applicable margin of 1.75% or (b) the prime rate plus an applicable margin of -1.30%, provided that such rate shall not be less than the one month adjusted LIBOR rate, plus 2.5%. In the event that the balance of the Company’s accounts held with JPMorgan falls below $30.0 million in aggregate total worldwide consolidated cash and short-term investments (the “Consolidated Cash Threshold”) for five consecutive business days, the Company is obligated to pay a one-time facility fee of $50,000 to JPMorgan. The Company is also obligated to pay JPMorgan a non-usage fee equal to the average daily unused portion of the credit facility multiplied by a per annum rate of 0.25% if, during any calendar month, the balance in the Company’s accounts held with JPMorgan falls below the Consolidated Cash Threshold for five consecutive business days.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. The Company is also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of July 3, 2015, the Company was in compliance with the covenants under the Credit Agreement.

NOTE 11: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 14, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2014 Form 10-K.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the six months ended July 3, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	7,480	7,255	$6.65	2,241	$6.40
Authorized	—	—	—	—	—
Granted	(3,372)	1,154	7.58	1,479	7.55
Options exercised	—	(724)	5.34	—	—
Shares released	—	—	—	(1,173)	6.50
Forfeited or cancelled	1,702	(1,533)	8.05	(115)	6.45
Balance at July 3, 2015	5,810	6,152	$6.63	2,432	$7.11
The following table summarizes information about stock options outstanding as of July 3, 2015 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	5,810	$6.61	4.3	$3,336
Exercisable	3,456	6.46	3.3	2,706
The intrinsic value of options vested and expected to vest and exercisable as of July 3, 2015 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 3, 2015. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three and six months ended July 3, 2015 was $0.3 million and 1.6 million, respectively. The intrinsic value of options exercised during the three and six months ended June 27, 2014 was $0.2 million and $0.4 million, respectively.
The following table summarizes information about RSUs outstanding as of July 3, 2015 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,204	0.9	$14,790
The fair value of RSUs vested and expected to vest as of July 3, 2015 is calculated based on the fair value of the Company’s common stock as of July 3, 2015.
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
401(k) Plan
The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the six months ended July 3, 2015 and June 27, 2014 were $242,000 and $277,000, respectively.

NOTE 12: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and RSUs granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Stock-based compensation in:
Cost of revenue	$422	$623	$950	$1,139
Research and development expense	1,027	1,269	2,175	2,370
Selling, general and administrative expense	2,435	2,669	4,893	4,859
Total stock-based compensation in operating expense	3,462	3,938	7,068	7,229
Total stock-based compensation	$3,884	$4,561	$8,018	$8,368
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
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Expected term (years)	4.60	4.70	4.70	4.70
Volatility	37%	39%	38%	40%
Risk-free interest rate	1.5%	1.7%	1.5%	1.7%
Expected dividends	0.0%	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of options granted was $2.44 and $2.70 for the three months ended July 3, 2015 and June 27, 2014, respectively. The weighted-average fair value per share of options granted was $2.63 and $2.35 for the six months ended July 3, 2015 and June 27, 2014, respectively.

The fair value of all stock options vested during the three months ended July 3, 2015 and June 27, 2014 were $0.6 million and $0.7 million, respectively. The fair value of all stock options vested during the six months ended July 3, 2015 and June 27, 2014 were $1.9 million and $2.0 million, respectively.

The total realized tax benefit attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes was $120,000 for the three months ended April 3, 2015 and $22,000 for the six months ended July 3, 2015. The total realized tax benefit attributable to stock options exercised during the three and six months ended June 27, 2014 were $119,000 and $304,000, respectively.

Restricted Stock Units
The aggregate fair value of all RSUs issued during the three months ended July 3, 2015 and June 27, 2014 were $1.6 million and $2.0 million, respectively. The aggregate fair value of all RSUs issued during the six months ended July 3, 2015 and June 27, 2014 were $7.6 million and $7.4 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The weighted average fair value of the Company’s ESPP shares at purchase dates was estimated using the following weighted average assumptions during the six months ended July 3, 2015 and June 27, 2014:

	Purchase Period Ending
	June 30, 2015	June 30, 2014
Expected term (years)	0.50	0.50
Volatility	35%	28%
Risk-free interest rate	0.1%	0.1%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.75	$1.70
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
Unrecognized Stock-Based Compensation
As of July 3, 2015, the Company had approximately $17.8 million of unrecognized stock-based compensation expense related to the unvested portion of its stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 2.0 years.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Loss before income taxes	$(267)	$(8,709)	$(3,210)	$(15,842)
Provision for income taxes	727	28,353	441	26,630
Effective income tax rate	(272.3)%	(325.6)%	(13.7)%	(168.1)%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by changes in, or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits, the effects of statute of limitation, or settlement with tax authorities.
The Company’s effective income tax rate of (13.7)% for the six months ended July 3, 2015 differed from the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates. U.S. losses generated for the six months ended July 3, 2015 received no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets and the impairment of the VJU investment (see Note 4, "Investments in Other Equity Securities") received no tax benefit.
The Company’s effective income tax rate of (168.1)% for the six months ended June 27, 2014 differed from the U.S. federal statutory rate of 35%, primarily due to a $24.5 million increase in the valuation allowance against both U.S. federal and state deferred tax assets. The increased valuation allowance was a result of a history of operating losses in recent years, including the lower than expected revenue and profitability in the second quarter of 2014, which has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2006 through 2014 tax years generally remain subject to examination by their respective tax authorities. In July 2015, the Company was notified that the U.S. Internal Revenue Service will be auditing its 2012 tax year. In addition, a subsidiary of the Company is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of July 3, 2015, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $16.2 million, which if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.6 million of gross interest and penalties accrued as of July 3, 2015. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 3, 2015, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $0.8 million due to expiration of the applicable statues of limitations over the next 12 months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Numerator:
Net loss	$(994)	$(37,062)	$(3,651)	$(42,472)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	88,426	93,966	88,541	95,899
Net loss per share:
Basic and diluted	$(0.01)	$(0.39)	$(0.04)	$(0.44)
The following table sets forth the potentially dilutive shares from stock options, RSUs and the ESPP, for the periods presented, which were excluded from the net loss per share computations because their effect was anti-dilutive (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Potentially dilutive equity awards outstanding	9,751	11,696	9,696	11,384

NOTE 15: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker ( “CODM”), which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment. In connection with the 2015 annual planning process, the Company changed its operating segments to align with how the CODM expected to evaluate the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. As a result, the segment information presented has been conformed to the new operating segments for all prior periods.
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
The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net revenue:
Video	$78,207	$77,311	$147,489	$158,463
Cable Edge	24,896	32,278	59,630	59,158
Total consolidated net revenue	$103,103	$109,589	$207,119	$217,621

Operating income (loss):
Video	$4,901	$382	$4,811	$2,817
Cable Edge	357	2,014	6,545	3,058
Total segment operating income	5,258	2,396	11,356	5,875
Unallocated corporate expenses*	(185)	(284)	(229)	(512)
Stock-based compensation	(3,884)	(4,561)	(8,018)	(8,368)
Amortization of intangibles	(1,532)	(6,200)	(3,439)	(12,866)
Loss from operations	(343)	(8,649)	(330)	(15,871)
Non-operating income (expense)	76	(60)	(2,880)	29
Loss before income taxes	$(267)	$(8,709)	$(3,210)	$(15,842)

*Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of July 3, 2015, after giving effect to $50,000 of future sublease income, are as follows (in thousands):

Years ending December 31,
2015 (remaining 6 months)	$4,479
2016	9,112
2017	8,517
2018	8,263
2019	8,070
Thereafter	6,226
Total	$44,667
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

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Balance at beginning of period	$4,091	$3,659	$4,242	$3,606
Accrual for current period warranties	1,438	1,606	3,033	3,355
Warranty costs incurred	(1,362)	(1,733)	(3,108)	(3,429)
Balance at end of period	$4,167	$3,532	$4,167	$3,532

Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria defined by the Company. The Company had approximately $23.9 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of July 3, 2015.
Standby Letters of Credit
As of July 3, 2015, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.5 million as of July 3, 2015.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through July 3, 2015.
Guarantees
The Company has $0.4 million of guarantees in Israel as of July 3, 2015, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that the Company’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety.  On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015.  An order has not yet been issued regarding the scheduling of oral arguments.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014.  On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid.  The Company filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015.  An order has not yet been issued regarding the scheduling of oral arguments.

The Company is unable to predict the outcome of these lawsuits and therefore is unable to estimate an amount or range of any reasonably possible losses resulting from them. An unfavorable outcome on any litigation matter could require that the

Company pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

NOTE 17: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss (“AOCI”)
The components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance as of December 31, 2014	$(1,523)	$311	$(768)	$(1,980)
Other comprehensive income (loss) before reclassifications	(402)	332	945	875
Amounts reclassified from AOCI	—	(187)	—	(187)
Benefit from income taxes	—	—	6	6
Balance as of July 3, 2015	$(1,925)	$456	$183	$(1,286)
The effects of amounts reclassified from AOCI into the condensed consolidated statement of operations were as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Gains on cash flow hedges from foreign currency contracts:
Cost of revenue	$19	$—	$26	$—
Operating expenses	119	—	161	—
Total reclassifications from AOCI	$138	$—	$187	$—
Common Stock Repurchases
On April 24, 2012, the Board approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. During 2013, the Board approved $195 million of increases to the program, increasing the aggregate authorized amount of the program to $220 million. On February 6, 2013, the Board approved a modification to the program that permits the Company to also repurchase its common stock pursuant to a plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On May 14, 2014, the Board approved an additional $80 million increase to the program, resulting in an aggregate authorized purchase of $300 million under the program and the repurchase period was extended through the end of 2016.
As of July 3, 2015, the Company had purchased 38.9 million shares of common stock under this program at a weighted average price of $6.26 per share for an aggregate purchase price of $244.5 million, including $1.0 million of expenses. The remaining authorized amount for stock repurchases under this program was $56.5 million as of July 3, 2015. For additional information, see “Item 2 - Unregistered sales of equity securities and use of proceeds” of this Quarterly Report on Form 10-Q.

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 39 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ capital spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the U.S. and international markets; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing capital spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending in the markets on which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us. Implementation issues with our products or those of other vendors have caused in the past, and may cause in the future, delays in project completion for our customers and delay our recognition of revenue.

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. During each of the three and six months ended July 3, 2015, sales to our ten largest customers accounted for approximately 38% of our net revenue, compared to 40% for the same periods in 2014. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During the three and six months ended July 3, 2015, revenue from Comcast accounted for approximately 11% and 15% of our net revenue, respectively, compared with 19% of our net revenue in each of the corresponding three and six months periods in 2014. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $6.5 million, or 6%, in the three months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to a $7.4 million decrease in our Cable Edge segment revenue, offset in part by a $0.9 million increase in our Video segment revenue. The decrease in Cable Edge segment revenue was primarily due to decreased capital spending as some of our customers began to absorb the network capacity they recently purchased from us, as well as slower investment levels due to industry consolidation. The decrease in Cable Edge segment revenue spanned all geographic regions, but was most notable in North America. The increase in our Video segment revenue was primarily in the Americas region, led by a rebound from our service provider and media customers, an accelerating adoption of next-generation products and architectures and higher service revenue. The increase in Video segment revenue in the Americas region was offset in part by softer demand from our international customers as the strengthening of the U.S. dollar continues to impact their purchasing power.
Our net revenue decreased $10.5 million, or 5%, in the six months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to a $11.0 million decrease in our Video segment revenue, offset in part by a $0.5 million increase in our Cable Edge segment revenue. The decrease in our Video segment revenue was primarily due to our customers delaying their investment spending in anticipation of the adoption of next generation technologies and architectures and softness in demand trends in Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) which were exacerbated by the continued strengthening of the U.S. dollar as over half our Video segment revenue is generated from international customers, offset in part by increased revenue derived from media customers and increased service revenue in the Americas. The increase in our Cable Edge segment revenue primarily occurred in the first quarter of 2015 primarily due to increased demand for our NSG Pro platform, however, demand for our NSG Pro Platform declined in the second quarter of 2015 as some customers began to absorb the network capacity they recently purchased from us, as well as due to industry consolidation.
The delay by our customers in purchasing new solutions in anticipation of the adoption of next generation technologies and architectures, including the continued delays by new and existing broadcast and media company and service provider customers, first began in 2014, although we saw some increased adoption of our new video product technologies in the second quarter of 2015. We believe we are still in the early stages of adoption and delays could continue in varying degrees for the next several quarters. Meanwhile, our customers’ consolidation activities are ongoing and may further contribute to investment uncertainties in the coming months.
As a result of the decrease in our net revenue and the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing extensive, Company-wide expense control programs (See Note 9, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
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

As part of our business strategy, (1) from time to time we have acquired or invested in, and continue to consider acquiring or investing in, businesses, technologies, assets and product lines that we believe complement or may enhance or expand our existing business, and (2) from time to time we consider divesting a product line that we believe may no longer complement or expand our existing business. In March 2013, we completed the sale of our cable access HFC business to Aurora Networks, Inc. for $46 million, and in 2014, we made strategic minority investments in three companies (See Note 4, “Investments in Other Equity Securities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
There have been no material changes to our critical accounting policies, judgments and estimates, during the six months ended July 3, 2015, from those disclosed in our 2014 Annual Report on Form 10-K (the “2014 Form 10-K”).

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
The following table presents the breakdown of revenue by segment for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Segment:
Video	$78,207	$77,311	$896	1%	$147,489	$158,463	$(10,974)	(7)%
Cable Edge	24,896	32,278	(7,382)	(23)%	59,630	59,158	472	1%
Total	$103,103	$109,589	$(6,486)	(6)%	$207,119	$217,621	$(10,502)	(5)%
Segment revenue as a % of total net revenue:
Video	76%	71%			71%	73%
Cable Edge	24%	29%			29%	27%
The following table presents the breakdown of revenue by geographical region for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Geography:
Americas	$60,342	$60,066	$276	—%	$120,860	$124,952	$(4,092)	(3)%
EMEA	27,360	31,519	(4,159)	(13)%	52,033	55,706	(3,673)	(7)%
APAC	15,401	18,004	(2,603)	(14)%	34,226	36,963	(2,737)	(7)%
Total	$103,103	$109,589	$(6,486)	(6)%	$207,119	$217,621	$(10,502)	(5)%
Regional revenue as a % of total net revenue:
Americas	58%	55%			58%	57%
EMEA	27%	29%			25%	26%
APAC	15%	16%			17%	17%

Our Video segment net revenue increased 1% in the three months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to a $2.0 million increase in video service revenue, offset in part by a $1.1 million decrease in video product revenue. Our Video segment net revenue decreased 7% in the six months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to a $5.4 million increase in video service revenue, offset by a $16.4 million decrease in video product revenue. The increases in video service revenue in the three and six month periods were primarily due to an increase in the installed base of equipment being serviced for our customers, primarily in the Americas, in both the service provider and broadcast and media markets. The decreases in video product revenue in the three and six month periods were primarily due to the investment pause of several of our customers as they looked ahead towards the industry’s transition to Ultra HD and high-efficiency video coding (“HEVC”) compression and new virtualized architectures for video processing, as well as the strengthening of the U.S. dollar as over half of our video product revenue was derived from international customers. However, the decrease in video product net revenue was less pronounced in the second quarter of 2015 than the first quarter of 2015, as we saw customers accelerating the adoption of our VOS platform as well as an increase in revenue from our Polaris production and playout product suite.
Our Cable Edge segment net revenue decreased 23% in the three months ended July 3, 2015, compared to the corresponding period in 2014, across all geographic regions, but most notably in North America. The decrease was primarily due to a spending pause by cable operators as they absorb the network capacity they recently purchased from us, as well as decreased capital spending due to industry consolidation. Our Cable Edge segment revenue increased 1% in the six months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to increased sales of our NSG Pro CCAP products in the North American and EMEA regions.
Net revenue in the Americas was relatively flat in the three months ended July 3, 2015, compared to the corresponding period in 2014. The decrease in Cable Edge segment revenue in the Americas was principally due to decreased capital spending as some of our customers began to absorb the network capacity they recently purchased from us, as well as decreased investment levels due to industry consolidation. The decrease in Cable Edge segment revenue in the Americas was offset by an increase in Video segment revenue in the Americas, primarily from our service provider and media customers, as well as higher service revenue. Net revenue in the Americas decreased 3%, in the six months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to lower video processing product revenue primarily resulting from a spending pause ahead of key technology transitions, offset in part by higher service support revenue and, to a lesser extent, by higher production and playout revenue from broadcast and media customers.
Net revenue in EMEA decreased 13% and 7%, respectively, in the three and six months ended July 3, 2015 compared to the corresponding periods in 2014 across all product categories. The fragile economic and geopolitical climates in EMEA, coupled with the strengthening of the U.S. dollar, primarily drove the overall decline in revenue throughout EMEA, especially Russia, Africa and certain parts of the Middle East. Net revenue in APAC decreased 14% and 7%, respectively, in the three and six months ended July 3, 2015, compared to the corresponding periods in 2014, primarily due to softer demand for our video processing products in India and Japan, and offset in part by increased revenue from our broadcast and media customers in the APAC region.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Gross profit	$54,385	$49,817	$4,568	9%	$109,413	$102,129	$7,284	7%
As a percentage of net revenue (“gross margin”)	52.7%	45.5%			52.8%	46.9%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Gross margin increased 7.2% and 5.9%, respectively, in the three and six months ended July 3, 2015, compared to the corresponding periods in 2014. The increase in gross margin was primarily due to decreased expenses related to amortization of intangibles, a more favorable mix of our higher margin video products sold and our improved operational efficiencies and supply chain management.

In the three and six months ended July 3, 2015, $0.1 million and $0.5 million, respectively, of amortization of intangibles were included in cost of revenue, compared to $4.5 million and $9.2 million, respectively, in the corresponding periods in 2014. The decreases in amortization of intangibles expense in the three and six months ended July 3, 2015, compared to the corresponding periods in 2014, were primarily due to certain purchased intangible assets becoming fully amortized.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Research and development	$21,816	$23,485	$(1,669)	(7)%	$44,145	$47,373	$(3,228)	(7)%
As a percentage of net revenue	21%	21%			21%	22%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in each of the three and six months ended July 3, 2015 decreased 7% compared to the corresponding periods in 2014. The decreases in research and development expenses were primarily due to decreased headcount and related expenses due to the reduction in our worldwide workforce resulting from our 2014 restructuring plan, decreased outside consulting services and, to a lesser extent, due to a favorable impact from the strengthened U.S. dollar on our spending denominated in Israeli shekels.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Selling, general and administrative	$31,281	$32,979	$(1,698)	(5)%	$62,477	$66,526	$(4,049)	(6)%
As a percentage of net revenue	30%	30%			30%	31%

Selling, general and administrative expenses decreased 5% in the three months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to decreased headcount and related expenses as a result of our worldwide workforce reduction related to our restructuring plans as well as decreased depreciation for demonstration equipment and cost containment effort in marketing related expenses.

Selling, general and administrative expenses decreased 6% in the six months ended July 3, 2015, compared to the corresponding period in 2014, primarily due to decreased headcount and related expenses as a result of our worldwide workforce reduction related to our restructuring plans, decreased depreciation for demonstration equipment, decreased legal and other professional fees related to our legal proceedings with Avid in 2014 and cost containment efforts in sales and marketing related expenses.

Segment Operating Income
The following table presents a breakdown of operating income (loss) by segment for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Video	$4,901	$382	$4,519	1,183%	$4,811	$2,817	$1,994	71%
Cable Edge	357	2,014	(1,657)	(82)%	6,545	3,058	3,487	114%
Total segment operating income	$5,258	$2,396	$2,862	119%	$11,356	$5,875	$5,481	93%
Segment operating income as a % of segment revenue:
Video	6%	—%			3%	2%
Cable Edge	1%	6%			11%	5%
Video segment operating margin increased from 0.5% to 6% in the three months ended July 3, 2015, primarily due to increased operating efficiencies and a reduction in selling, general and administrative expenses, primarily attributable to decreased headcount related expenses and depreciation for demonstration equipment, and cost containment effort in sales and marketing related expenses. Video segment operating margin increased from 2% to 3% in the six months ended July 3, 2015. The unfavorable impact to the Video segment operating margin from the 7% decrease in Video segment revenue in the six months ended July 3, 2015 was offset by the favorable impact from a reduction in selling, general and administrative expenses, primarily due to decreased headcount related expenses, legal and other professional fees, depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses.
Cable Edge segment operating margin decreased from 6% to 1% in the three months ended July 3, 2015, primarily due to a 23% decrease in Cable Edge segment revenue and fewer sales of software licenses. Cable Edge segment operating margin increased from 5% to 11% in the six months ended July 3, 2015, primarily due to efficiencies from manufacturing and overhead spending, especially for our NSG Pro products, and increased sales of software licenses.
The following table presents a reconciliation of total segment operating income to consolidated loss before income taxes (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Total segment operating income	$5,258	$2,396	$11,356	$5,875
Unallocated corporate expenses	(185)	(284)	(229)	(512)
Stock-based compensation	(3,884)	(4,561)	(8,018)	(8,368)
Amortization of intangibles	(1,532)	(6,200)	(3,439)	(12,866)
Loss from operations	(343)	(8,649)	(330)	(15,871)
Non-operating income (expense)	76	(60)	(2,880)	29
Loss before income taxes	$(267)	$(8,709)	$(3,210)	$(15,842)

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Amortization of intangibles	$1,446	$1,718	$(272)	(16)%	$2,892	$3,668	$(776)	(21)%
As a percentage of net revenue	1.4%	1.6%			1%	2%
The decreases in amortization of intangibles expense in the three and six months ended July 3, 2015, compared to the corresponding periods in 2014, were primarily due to certain purchased intangible assets becoming fully amortized.

Restructuring and Related Charges
We have implemented several restructuring plans in the past few years. The goal of these plans is to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs.
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Six months ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Restructuring and related charges in:
Product cost of revenue	$—	$—	$—	$79
Operating expenses-Restructuring and related charges	185	284	229	433
Total restructuring and related charges	$185	$284	$229	$512
In the fourth quarter of 2014, our management approved a new restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing excess assets. We began the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expect to complete its actions by the end of 2015. We recorded $2.2 million of restructuring and asset impairment charges recorded under this plan in the fourth quarter of 2014, consisting of a $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project, $0.6 million of severance and benefits related to the termination of 19 employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges. We recorded $185,000 and $229,000 of restructuring charges under this plan, in the three and six months ended July 3, 2015, respectively. Such restructuring charges consisted of severance and benefits related to the termination of five employees.

In the three and six months ended June 27, 2014, we recorded $284,000 and $512,000, respectively, under our 2013 Restructuring Plan, which consisted of severance and benefits related to the termination of 20 employees and costs associated with vacating from an excess facility in France. For a complete discussion of the restructuring actions related to the 2013 restructuring plan, see Note 11, “Restructuring and Asset Impairment Charges,” of the notes to Consolidated Financial Statements in the 2014 Form 10-K.

Loss on Impairment of Long-term Investment
We attended a VJU iTV Development GmbH (“VJU”) board meeting on March 5, 2015 as an observer. At that meeting, we were made aware of significant decreases in VJU’s business prospects, VJU’S existing working capital and prospects for additional funding, compared to the prior information we had received from VJU. Based on our assessment, we determined that our investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on our assessment of VJU’s expected cash flows, the entire investment is expected to be non-recoverable. As a result, we recorded an impairment charge of $2.5 million in the first quarter of 2015. Our impairment loss in VJU is limited to our initial cost of investment of $2.5 million as well as the $0.1 million research and development cost expensed in September 2014.  (See Note 4, “Investments in Other Equity Securities”, of the notes to our Condensed Consolidated Financial Statements for additional information).

Interest Income, Net

Interest income, net was $17,000 and $67,000, for the three months ended July 3, 2015 and June 27, 2014, respectively. Interest income, net was $72,000 and $144,000, for the six months ended July 3, 2015 and June 27, 2014, respectively.

Other Income (Expense), Net
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S. dollar.
Other income (expense), net was $59,000 and $(127,000), for the three months ended July 3, 2015 and June 27, 2014, respectively. Other income (expense), net was $(447,000) and $(115,000) for the six months ended July 3, 2015 and June 27, 2014, respectively. The increase in other expense, net in the six months ended July 3, 2015, compared to the corresponding period in 2014, was primarily due to the unfavorable foreign exchange impact resulting from the weakening of the Euro. To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts (See Note 5, “Derivatives and Hedging Activities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

Income Taxes
The following table presents the provision for income taxes and the provision as a percentage of net revenue for the three and six months ended July 3, 2015 and June 27, 2014 (in thousands, except percentages):

	Three months ended				Six months ended
	July 3, 2015	June 27, 2014	Q2 FY15 vs Q2 FY14		July 3, 2015	June 27, 2014	Q2 FY15 YTD vs Q2 FY14 YTD
Provision for income taxes	$727	$28,353	$(27,626)	(97)%	$441	$26,630	$(26,189)	(98)%
As a percentage of net revenue	1%	26%			0.2%	12%
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in, or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits, the effects of statute of limitation, or settlement with tax authorities.
Our effective income tax rate of (13.7)% for the six months ended July 3, 2015 differed from the U.S. federal statutory rate of 35%, primarily due to a difference in foreign tax rates. U.S. losses generated for the six months ended July 3, 2015 received no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets and the impairment of the VJU investment (see Note 4, "Investments in Other Equity Securities") received no tax benefit.
Our effective income tax rate of (168.1)% for the six months ended June 27, 2014 differed from the U.S. federal statutory rate of 35%, primarily due to a $24.5 million increase in the valuation allowance against both U.S. federal and state deferred tax assets. The increased valuation allowance was a result of a history of operating losses in recent years, including the lower than expected revenue and profitability in the second quarter of 2014, which has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets.
Liquidity and Capital Resources
As of July 3, 2015, our cash and cash equivalents totaled $76.0 million, and our short-term investments totaled $29.0 million, and a majority of our cash, cash equivalents and short-term investments as of July 3, 2015 were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations in the next 12 months, as well as any stock repurchases under our present stock repurchase program. In the event that we need funds from our foreign subsidiaries to fund the operations in the U.S., and if U.S. tax has not already been provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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

On December 22, 2014, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on our behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the six months ended July 3, 2015. As of July 3, 2015, the amount available for borrowing under this facility, net of $0.5 million of standby letters of credit, was $19.5 million.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. We are also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of July 3, 2015, we were in compliance with the covenants under the Credit Agreement.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	July 3, 2015	June 27, 2014
Net cash provided by (used in):
Operating activities	$13,588	$26,779
Investing activities	(4,832)	(2,232)
Financing activities	(5,658)	(55,719)
Effect of foreign exchange rate changes on cash	(81)	16
Net increase (decrease) in cash and cash equivalents	$3,017	$(31,156)
Operating Activities

Net cash provided by operations in the six months ended July 3, 2015 was $13.6 million, resulting from a net loss of $3.7 million, adjusted for $21.3 million in non-cash gains and charges, and a $4.0 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included stock-based compensation, depreciation, amortization of intangible assets and a $2.5 million impairment loss on long-term investment. The net change in operating assets and liabilities primarily included increases in prepaid and other current assets and accounts receivables, as well as decreases in accrued liabilities, which were offset in part by increases in deferred revenue and accounts payable. The increase in prepaid and other current assets was primarily due to a $14.2 million advance payment made to an inventory supplier in the first quarter of 2015 in order to secure more favorable pricing from the supplier. We anticipate that this amount will begin to offset in the fourth quarter of 2015 through the first quarter of 2016 against the accounts payable owed to this supplier. The decrease in accrued liabilities was primarily due to bonus payments and ESPP purchases made in the first half of 2015 and lower accruals for salaries and benefits at the end of the second quarter of 2015. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
Net cash provided by operations in the six months ended June 27, 2014 was $26.8 million, resulting from a net loss of $42.5 million, adjusted for $59.7 million in non-cash gains and charges, and a $9.6 million increase in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included $27.4 million adjustments to deferred income taxes, primarily related to the increase in U.S. federal tax valuation allowance as a result of our history of recent operating losses that has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets. The non-cash gains and charges also included amortization of intangible assets, stock-based compensation, depreciation, provisions for excess and obsolete inventories and provisions for doubtful accounts, returns and discounts. The net change in operating assets and liabilities included increases in deferred revenue and accounts payable, as well as decreases in inventories, which were offset in part by increases in accounts receivable and prepaid and other assets, as well as decreases in accrued liabilities. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts. The decrease in inventories was primarily due to our efforts to better optimize our supply chain. The increase in accounts receivable was primarily the result of the timing of customer receipts.
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
Investing Activities
Net cash used in investing activities was $4.8 million in the six months ended July 3, 2015, resulting from the purchase of short-term investments of $13.0 million and capital expenditures of $7.5 million, offset in part by proceeds from net sale and maturity of investments of $15.7 million.
Net cash used in investing activities was $2.2 million in the six months ended June 27, 2014, resulting from the purchase of short-term investments of $26.6 million and capital expenditures of $6.5 million, offset in part by the proceeds from the net sale and maturity of investments of $30.8 million.
Financing Activities
Net cash used in financing activities was $5.7 million in the six months ended July 3, 2015, primarily resulting from $12.2 million of payments for the repurchase of common stock in connection with our stock repurchase program, offset in part by $6.5 million of net proceeds from the issuance of common stock related to our equity incentive plans.
Net cash used in financing activities was $55.7 million in the six months ended June 27, 2014, primarily resulting from $54.8 million of payments for the repurchase of common stock in connection with our stock repurchase program and $1.3 million of net payments relating to the repurchase of common stock issued to employees to satisfy employee tax withholding obligations that arose on the vesting of restricted stocks units, offset in part by a $0.3 million excess tax benefit from stock-based compensation.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of July 3, 2015.

Contractual Obligations and Commitments
As of July 3, 2015, we had approximately $23.9 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the six months ended July 3, 2015, from such information presented in the 2014 Form 10-K.

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
We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 10% and 11% of revenue in the first six months of 2015 and 2014, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Beginning December 2014, we entered into forward currency contracts to hedge forecasted operating expenses and service cost related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for our subsidiaries in Israel. These ILS forward contacts mature generally within 12 months and are designated as cash flow hedges. The effective portion of the gains or losses on the derivative is reported as a component of “Accumulated other comprehensive income (loss)” (“OCI”) in the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the same period during which the hedged transactions are recognized in earnings. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the gain or loss on the related derivative will be reclassified from OCI to earnings immediately.

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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	July 3, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Purchase	$14,471	$16,903
Derivatives not designated as hedging instruments:
Purchase	$5,849	$1,043
Sell	$7,895	$4,925

Interest rate and credit risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of July 3, 2015, our cash, cash equivalents and short-term investments balance was $105.1 million and we had no borrowings during the six months ended July 3, 2015. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. For the first six months of 2015 and 2014, realized gains and realized losses from the sale of investments were not material. The $0.9 million of unrealized gain from available-for-sale investments for the six months ended July 3, 2015 was primarily related to our investment in Vislink, plc (“Vislink”), a U.K. public company listed on the AIM exchange (See Note 4, “Investments in Other Equity Securities,” of the notes to our Condensed Consolidated Financial Statements for additional information). As of July 3, 2015, our maximum exposure to loss from the Vislink investment was limited to our initial investment cost of $3.3 million.
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of July 3, 2015, a hypothetical 100 basis point increase in interest rates would result in a $0.1 million decline in fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.

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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. While certain matters to which we are a party may specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that our Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. An order has not yet been issued regarding the scheduling of oral arguments.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that our Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and we filed a reply brief on May 28, 2015.  An order has not yet been issued regarding the scheduling of oral arguments.

We are unable to predict the outcome of these lawsuits and therefore are unable to estimate an amount or range of any reasonably possible losses resulting from them. An unfavorable outcome on any litigation matter could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial position and cash flows.

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

Revenue derived from customers outside of the U.S. in the first six months of 2015 and 2014 represented approximately 50% and 52% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business, operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial position and cash flows.

The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results.

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the first six months of 2015 and 2014 accounted for approximately 38% and 40% of our revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first six months of 2015 and 2014, revenue from Comcast accounted for approximately 15% and 19% of our revenue, respectively, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As of July 3, 2015, we had 485 employees in our international operations, representing approximately 48% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of July 3, 2015, we maintained facilities in two locations in Israel with a total of 169 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

In July 2015, we were notified by the U.S. Internal Revenue Service that our 2012 U.S. corporate income tax return had been selected for audit. In addition, one of our subsidiaries is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the U.S. or Israel is for an amount in excess of the tax provision we recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

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

We may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether in cash expenses or in management time, could materially and adversely affect our business, operating results, financial condition and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows.

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

As of July 3, 2015, we had approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

At July 3, 2015, we held 56 issued U.S. patents and 35 issued foreign patents, and had 24 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of July 3, 2015, we had purchased an aggregate of $244 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $105 million at July 3, 2015, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
As of July 3, 2015, we had purchased 38.9 million shares of common stock under this program at a weighted average price of $6.26 per share for an aggregate purchase price of $244.5 million, including $1.0 million of expenses. The remaining authorized amount for stock repurchases under this program was $56.5 million as of July 3, 2015.
The table below sets forth the stock repurchase activity for the quarter ended July 3, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 4, 2015 - May 1, 2015	272	$7.42	272	$61,452
May 2, 2015 - May 29, 2015	307	$6.93	307	$59,329
May 30, 2015 - July 3, 2015	402	$7.08	402	$56,483
	981	$7.12	981

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at July 3, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2015 and June 27, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 3, 2015 and June 27, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2015 and June 27, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Carolyn V. Aver
Carolyn V. Aver
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 11, 2015