Form 10-Q
period 2015-10-02
HARMONIC INC
filed 2015-11-06
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 2, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on November 2, 2015 was 87,072,661.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	October 2, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$61,571	$73,032
Short-term investments	25,990	31,847
Accounts receivable, net	64,128	74,144
Inventories	39,873	32,747
Deferred income taxes, short-term	3,375	3,375
Prepaid expenses and other current assets	31,709	17,539
Total current assets	226,646	232,684
Property and equipment, net	26,619	27,221
Goodwill	197,825	197,884
Intangibles, net	5,628	10,599
Other assets	10,190	12,130
Total assets	$466,908	$480,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,626	$15,318
Income taxes payable	176	893
Deferred revenue	43,350	38,601
Accrued liabilities	29,139	35,118
Total current liabilities	89,291	89,930
Income taxes payable, long-term	4,296	4,969
Deferred tax liabilities, long-term	3,095	3,095
Other non-current liabilities	10,358	10,711
Total liabilities	107,040	108,705
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 87,477 and 87,700 shares issued and outstanding at October 2, 2015 and December 31, 2014, respectively	87	88
Additional paid-in capital	2,259,757	2,261,952
Accumulated deficit	(1,896,709)	(1,888,247)
Accumulated other comprehensive loss	(3,267)	(1,980)
Total stockholders’ equity	359,868	371,813
Total liabilities and stockholders’ equity	$466,908	$480,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Revenue:
Product	$57,245	$84,583	$215,165	$259,371
Services	26,060	23,478	75,259	66,311
Total net revenue	83,305	108,061	290,424	325,682
Cost of revenue:
Product	23,584	41,802	95,021	134,336
Services	13,490	12,831	39,759	35,789
Total cost of revenue	37,074	54,633	134,780	170,125
Total gross profit	46,231	53,428	155,644	155,557
Operating expenses:
Research and development	21,679	22,803	65,824	70,176
Selling, general and administrative	28,966	32,114	91,443	98,640
Amortization of intangibles	1,446	1,661	4,338	5,329
Restructuring and related charges	397	388	626	821
Total operating expenses	52,488	56,966	162,231	174,966
Loss from operations	(6,257)	(3,538)	(6,587)	(19,409)
Interest income, net	30	47	102	191
Other income (expense), net	148	(261)	(299)	(376)
Loss on impairment of long-term investment	—	—	(2,505)	—
Loss before income taxes	(6,079)	(3,752)	(9,289)	(19,594)
(Benefit from) provision for income taxes	(1,268)	(4,830)	(827)	21,800
Net income (loss)	$(4,811)	$1,078	$(8,462)	$(41,394)

Net income (loss) per share:
Basic	$(0.05)	$0.01	$(0.10)	$(0.44)
Diluted	$(0.05)	$0.01	$(0.10)	$(0.44)
Shares used in per share calculation:
Basic	87,991	90,618	88,359	94,113
Diluted	87,991	91,800	88,359	94,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net income (loss)	$(4,811)	$1,078	$(8,462)	$(41,394)
Other comprehensive income (loss) before tax:
Change in unrealized losses on cash flow hedges:
Unrealized loss arising during the period	(550)	—	(218)	—
Gains reclassified into earnings	(127)	—	(314)	—
	(677)	—	(532)	—
Change in unrealized gains (loss) on available-for-sale securities:	(928)	(308)	17	(333)
Change in foreign currency translation adjustments	(364)	(670)	(766)	(440)
Other comprehensive loss before tax	(1,969)	(978)	(1,281)	(773)
Provision for (benefit from) income taxes	12	(7)	6	(12)
Other comprehensive loss, net of tax	(1,981)	(971)	(1,287)	(761)
Total comprehensive income (loss)	$(6,792)	$107	$(9,749)	$(42,155)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	October 2, 2015	September 26, 2014
Cash flows from operating activities:
Net loss	$(8,462)	$(41,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	4,971	18,378
Depreciation	10,143	12,641
Stock-based compensation	11,845	12,720
Loss on impairment of long-term investment	2,505	—
Deferred income taxes, net	—	31,782
Provision for excess and obsolete inventories	1,234	2,013
Allowance for doubtful accounts, returns and discounts	576	(116)
Excess tax benefits from stock-based compensation	—	(194)
Other non-cash adjustments, net	354	1,108
Changes in operating assets and liabilities:
Accounts receivable	9,440	(472)
Inventories	(7,936)	2,401
Prepaid expenses and other assets	(13,817)	(5,321)
Accounts payable	1,772	(786)
Deferred revenue	5,237	7,770
Income taxes payable	(1,372)	(8,292)
Accrued and other liabilities	(7,926)	(4,717)
Net cash provided by operating activities	8,564	27,521
Cash flows from investing activities:
Purchases of investments	(20,714)	(26,599)
Proceeds from maturities of investments	26,534	43,236
Proceeds from sales of investments	—	7,408
Purchases of property and equipment	(10,393)	(8,859)
Purchases of long-term investments	(85)	(5,867)
Restricted cash	(1,091)	—
Net cash (used in) provided by investing activities	(5,749)	9,319
Cash flows from financing activities:
Payments for repurchase of common stock	(20,007)	(86,407)
Proceeds from common stock issued to employees	9,255	4,357
Payment of tax withholding obligations related to net share settlements of restricted stock units	(3,288)	(3,116)
Excess tax benefits from stock-based compensation	—	194
Net cash used in financing activities	(14,040)	(84,972)
Effect of exchange rate changes on cash and cash equivalents	(236)	(169)
Net decrease in cash and cash equivalents	(11,461)	(48,301)
Cash and cash equivalents at beginning of period	73,032	90,329
Cash and cash equivalents at end of period	$61,571	$42,028
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
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2014 Form 10-K. There have been no significant changes to these policies during the nine months ended October 2, 2015.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue recognition, requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued an accounting standard update for the deferral of the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued new authoritative guidance related to the disclosures around going concern. The new guidance specifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance will be effective for the Company beginning in the fourth quarter of fiscal 2016 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard but does not expect that it will have a material effect on its consolidated financial statements.
In November 2014, the FASB issued an accounting standard update for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In April 2015, the FASB issued an accounting standard update on whether a cloud computing arrangement includes a software license. The guidance requires the accounting for a cloud computing arrangement that includes a software license element to be consistent with the accounting for acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
NOTE 3: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of October 2, 2015
State, municipal and local government agencies bonds	$2,502	$1	$—	$2,503
Corporate bonds	23,484	15	(12)	23,487
Total short-term investments	$25,986	$16	$(12)	$25,990
As of December 31, 2014
State, municipal and local government agencies bonds	$13,946	$16	$(1)	$13,961
Corporate bonds	17,899	3	(16)	17,886
Total short-term investments	$31,845	$19	$(17)	$31,847
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	October 2, 2015	December 31, 2014
Less than one year	$20,545	$30,946
Due in 1 - 2 years	5,445	901
Total short-term investments	$25,990	$31,847
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they are available for current operations. Realized gains and losses from the sale of investments for each of the three and nine months ended October 2, 2015 and September 26, 2014 were not material.
As of October 2, 2015 and December 31, 2014, $6.2 million and $8.6 million, respectively, of investments in equity securities of other privately and publicly held companies were considered as long-term investments and were included in “Other assets” in the Condensed Consolidated Balance Sheet (See Note 4, “Investments in Other Equity Securities” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the

Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of October 2, 2015.
As of October 2, 2015, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 4: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other assets” in the Condensed Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million, and also made a $3.3 million prepayment for future software license purchases. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $2.6 million as of each of October 2, 2015 and December 31, 2014, and Vislink’s accumulated unrealized loss, net of taxes was $(0.7) million as of each of October 2, 2015 and December 31, 2014. The accumulated unrealized loss is included in the Condensed Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss)”. As of October 2, 2015, there was no outstanding balance in the prepayment to Vislink for future software license purchase. The Company determined that there were no indicators existing at October 2, 2015 that would indicate that the Vislink investment was impaired. As of October 2, 2015, the Company’s maximum exposure to loss from the Vislink investment was limited to its initial investment cost of $3.3 million.

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
At VJU’s shareholders meeting held on October 15, 2015, additional contributions by existing shareholders were approved. The Company did not provide additional contributions to VJU, and as a result, the Company ‘s equity interest in VJU decreased from to 19.8% to 9.9%.
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, the EDC investment is accounted for as a cost-method investment. The Company determined that there were no indicators existing at October 2, 2015 that would indicate that the EDC investment was impaired.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of October 2, 2015 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC(2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs and as of October 2, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) The Company’s maximum exposure to loss with respect to EDC as of October 2, 2015 was limited to a total investment cost of $3.6 million, including $0.1 million of transaction costs.

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
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)
Beginning in December 2014, the Company entered into forward currency contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for its subsidiaries in Israel. These ILS forward contracts mature generally within 12 months and are designated as cash flow hedges. For derivatives that are designated as hedges of forecasted foreign currency denominated operating expenses and service costs, the Company assesses effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheets until such time as the hedged transaction impacts earnings. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended		Nine months ended
	Financial Statement Location	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Derivatives designated as hedging instruments:
Losses in AOCI on derivatives (effective portion)	AOCI	$(550)	$—	$(218)	$—
Gains reclassified from AOCI into income (effective portion)	Cost of Revenue	$18	$—	$44	$—
	Operating Expense	109	—	270	—
	Total	$127	$—	$314	$—
Loss recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(5)	$—	$(57)	$—
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$(165)	$(95)	$220	$(201)
The Company anticipates the AOCI balance of $(221,000) at October 2, 2015, relating to net unrealized losses from cash flow hedges, will be reclassified to earnings within the next twelve months.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	October 2, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Purchase	$14,280	$16,903
Derivatives not designated as hedging instruments:
Purchase	$8,244	$1,043
Sell	$7,827	$4,925
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	October 2, 2015	December 31, 2014	Balance Sheet Location	October 2, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$60	$329	Accrued Liabilities	$291	$—
		$60	$329		$291	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$117	$12	Accrued Liabilities	$35	$7
		$117	$12		$35	$7
Total derivatives		$177	$341		$326	$7
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of October 2, 2015, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$177	—	$177	$(169)	—	$8
Derivative Liabilities	$326	—	$326	$(169)	—	$157
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the nine months ended October 2, 2015, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of October 2, 2015
Cash equivalents
Money market funds	$14,062	$—	$—	$14,062
Short-term investments
State, municipal and local government agencies bonds	—	2,503	—	2,503
Corporate bonds	—	23,487	—	23,487
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	177	—	177
Other assets
Long-term investment	2,587	—	—	2,587
Total assets measured and recorded at fair value	$16,649	$26,747	$—	$43,396
Accrued liabilities
Derivative liabilities	$—	$326	$—	$326
Total liabilities measured and recorded at fair value	$—	$326	$—	$326
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents
Money market funds	$23,121	$—	$—	$23,121
Short-term investments
State, municipal and local government agencies bonds	—	13,961	—	13,961
Corporate bonds	—	17,886	—	17,886
Prepaids and other current assets
Derivative assets	—	341	—	341
Other assets
Long-term investment	2,606	—	—	2,606
Total assets measured and recorded at fair value	$25,727	$32,188	$—	$57,915
Accrued liabilities
Derivative liabilities	$—	$7	$—	$7
Total liabilities measured and recorded at fair value	$—	$7	$—	$7

NOTE 7: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	October 2, 2015	December 31, 2014
Accounts receivable, net:
Accounts receivable	$67,304	$81,201
Less: allowances for doubtful accounts, returns and discounts	(3,176)	(7,057)
Total	$64,128	$74,144

Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer(1)	$14,200	$—
Prepaid software license to Vislink(2)	—	1,233
Other Prepayments	10,963	9,713
Deferred cost of revenue	2,794	2,524
Income tax receivable	1,914	2,316
Restricted cash(3)	1,091	—
Other	747	1,753
Total	$31,709	$17,539

(1) During the first quarter of 2015, the Company made a $14.2 million advance payment for future inventory requirements to a supplier in order to secure more favorable pricing. The Company anticipates that this amount will begin to offset in the fourth quarter of 2015 through the second quarter of 2016 against the accounts payable owed to this supplier.
(2) The prepaid inventories were related to prepayment for software licenses made to Vislink (see Note 4, “Investments in Other Equity Securities” for additional information on Vislink).
(3) The Company has restricted cash of $0.5 million that serves as collateral for rent guarantees on certain operating leases in Israel. Additionally, the Company holds $0.6 million of restricted cash as collateral for its corporate card credit facility in Switzerland. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.

Inventories:
Raw materials	$2,400	$1,422
Work-in-process	1,526	1,255
Finished goods	35,947	30,070
Total	$39,873	$32,747

Property and equipment, net:
Furniture and fixtures	$7,820	$7,691
Machinery and equipment	120,067	116,031
Leasehold improvements	10,307	8,140
Property and equipment, gross	138,194	131,862
Less: accumulated depreciation and amortization	(111,575)	(104,641)
Total	$26,619	$27,221

NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
As of December 31, 2014	$136,975	$60,909	$197,884
Foreign currency translation adjustment	(41)	(18)	(59)
As of October 2, 2015	$136,934	$60,891	$197,825
Identified Intangible Assets
The following is a summary of identifiable intangible assets (in thousands):

		October 2, 2015			December 31, 2014
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$136,145	$(136,059)	$86	$136,145	$(135,426)	$719
Customer relationships/contracts	5-6 years	67,098	(62,434)	4,664	67,098	(58,784)	8,314
Maintenance agreements and related relationships	6-7 years	7,100	(6,222)	878	7,100	(5,534)	1,566
Total identifiable intangibles		$210,343	$(204,715)	$5,628	$210,343	$(199,744)	$10,599
Amortization expense for the identifiable purchased intangible assets for the three and nine months ended October 2, 2015 and September 26, 2014 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Included in cost of revenue	$86	$3,851	$633	$13,049
Included in operating expenses	1,446	1,661	4,338	5,329
Total amortization expense	$1,532	$5,512	$4,971	$18,378
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2015 (remaining three months)	$86	$1,446	$1,532
2016	—	4,096	4,096
Total future amortization expense	$86	$5,542	$5,628

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

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Restructuring and related charges in:
Product cost of revenue	$113	$15	$113	$94
Operating expenses-Restructuring and related charges	397	388	626	821
Total restructuring and related charges	$510	$403	$739	$915
Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company approved a new restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing of excess assets. The Company started the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expects to complete its actions by end of 2015. The Company recorded $2.2 million of restructuring and asset impairment charges under this plan in the fourth quarter of 2014 consisting of a $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project, $0.6 million of severance and benefits related to the termination of 19 employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges. The Company recorded $510,000 and $739,000 of restructuring charges under this plan, in the three and nine months ended October 2, 2015, respectively. Such restructuring charges consisted of severance and benefits related to the termination of 22 employees.

The following table summarizes the activity in the Harmonic 2015 restructuring accrual during the nine months ended October 2, 2015 (in thousands):

	Severance and benefits	Other charges	Total
Balance at December 31, 2014	$305	$17	$322
Restructuring charges	759	—	759
Adjustments to restructuring provisions	(14)	(6)	(20)
Cash payments	(543)	(11)	(554)
Balance at October 2, 2015	$507	$—	$507
Harmonic 2013 Restructuring
The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies. These restructuring plans extended to actions taken through the third quarter of fiscal 2014. As a result, the Company recorded restructuring charges of $2.2 million and $0.9 million in fiscal 2013 and fiscal 2014, respectively. The restructuring charges in the three and nine months ended September 26, 2014 were $403,000 and $915,000, respectively, under these plans, consisting of severance and benefits related to the termination of 25 employees worldwide, costs associated with exiting from a research and development project, as well as costs associated with vacating from an excess facility in France. For a complete discussion of the restructuring actions related to the 2013 restructuring plans, see Note 11, “Restructuring and Asset Impairment Charges” of Notes to Consolidated Financial Statements in the 2014 Form 10-K.

NOTE 10: CREDIT FACILITIES
On December 22, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on the Company’s behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the nine months ended October 2, 2015. As of October 2, 2015, the amount available for borrowing under this facility, net of $0.5 million of standby letters of credit, was $19.5 million.

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

Obligations under the Credit Agreement are secured only by a pledge of 66.67% of the Company’s equity interests in its foreign subsidiary, Harmonic International AG. Additionally, to the extent that the Company in the future forms any direct or indirect, domestic, material subsidiaries, those subsidiaries will be required to provide a guaranty of the Company’s obligations under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. The Company is also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of October 2, 2015, the Company was in compliance with the covenants under the Credit Agreement.

NOTE 11: EMPLOYEE BENEFIT PLANS
Harmonic grants stock options and restricted stock units (“RSUs”) pursuant to stockholder approved equity incentive plans. These equity incentive plans are described in detail in Note 14, “Employee Benefit Plans” of Notes to Consolidated Financial Statements in the 2014 Form 10-K.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and RSU unit activity during the nine months ended October 2, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	7,480	7,255	$6.65	2,241	$6.40
Authorized	—	—	—	—	—
Granted	(4,000)	1,156	7.58	1,895	7.17
Options exercised	—	(748)	5.32	—	—
Shares released	—	—	—	(1,526)	6.47
Forfeited or cancelled	1,887	(1,606)	8.05	(189)	6.79
Balance at October 2, 2015	5,367	6,057	$6.62	2,421	$6.99
The following table summarizes information about stock options outstanding as of October 2, 2015 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	5,777	$6.60	4.1	$994
Exercisable	3,634	6.44	3.2	968
The intrinsic value of options vested and expected to vest and exercisable as of October 2, 2015 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 2, 2015. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three and nine months ended October 2, 2015 was $28,000 and $1.7 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 26, 2014 was $0.3 million and $0.7 million, respectively.
The following table summarizes information about RSUs outstanding as of October 2, 2015 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	1,859	0.8	$10,856
The fair value of RSUs vested and expected to vest as of October 2, 2015 is calculated based on the fair value of the Company’s common stock as of October 2, 2015.
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
401(k) Plan
The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the nine months ended October 2, 2015 and September 26, 2014 were $342,000 and $354,000, respectively.

NOTE 12: STOCK-BASED COMPENSATION
Stock-based compensation expense consists primarily of expenses for stock options and RSUs granted to employees and shares issued under the ESPP. The following table summarizes stock-based compensation expense (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Stock-based compensation in:
Cost of revenue	$433	$612	$1,383	$1,751
Research and development expense	1,074	1,219	3,249	3,589
Selling, general and administrative expense	2,320	2,521	7,213	7,380
Total stock-based compensation in operating expense	3,394	3,740	10,462	10,969
Total stock-based compensation	$3,827	$4,352	$11,845	$12,720
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
Stock Options
The Company estimated the fair value of all employee stock options using a Black-Scholes valuation model with the following weighted average assumptions:

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Expected term (years)	4.60	4.70	4.70	4.70
Volatility	37%	40%	38%	40%
Risk-free interest rate	1.5%	1.8%	1.6%	1.7%
Expected dividends	0.0%	0.0%	0.0%	0.0%
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
The weighted-average fair value per share of options granted was $2.01 and $2.48 for the three months ended October 2, 2015 and September 26, 2014, respectively. The weighted-average fair value per share of options granted was $2.63 and $2.36 for the nine months ended October 2, 2015 and September 26, 2014, respectively.

The fair value of all stock options vested during each of the three months ended October 2, 2015 and September 26, 2014 was $0.6 million. The fair value of all stock options vested during the nine months ended October 2, 2015 and September 26, 2014 was $2.5 million and $2.6 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the nine months ended October 2, 2015. The total realized tax benefit attributable to stock options exercised during the nine months ended September 26, 2014 was $194,000.

Restricted Stock Units
The aggregate fair value of all RSUs issued during the three months ended October 2, 2015 and September 26, 2014 were $2.2 million and $2.7 million, respectively. The aggregate fair value of all RSUs issued during the nine months ended October 2, 2015 and September 26, 2014 were $9.9 million and $10.0 million, respectively.
Employee Stock Purchase Plan
The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. The weighted average fair value of the Company’s ESPP shares at purchase dates was estimated using the following weighted average assumptions during the nine months ended October 2, 2015 and September 26, 2014:

	Purchase Period Ending
	December 31, 2015	June 30, 2015	December 31, 2014	June 30, 2014
Expected term (years)	0.50	0.50	0.50	0.50
Volatility	32%	35%	33%	28%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.64	$1.75	$1.84	$1.70
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
Unrecognized Stock-Based Compensation
As of October 2, 2015, the Company had approximately $14.7 million of unrecognized stock-based compensation expense related to the unvested portion of its stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Loss before income taxes	$(6,079)	$(3,752)	$(9,289)	$(19,594)
(Benefit from) provision for income taxes	(1,268)	(4,830)	(827)	21,800
Effective income tax rate	20.9%	128.7%	8.9%	(111.3)%
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by changes in, or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits, the effects of the statute of limitations, or settlement with tax authorities.
The Company’s effective income tax rate of 8.9% for the nine months ended October 2, 2015 was lower than the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates and the Company’s U.S. losses generated in the nine months ended October 2, 2015 receiving no tax benefit as a result of a full valuation allowance against all of its U.S. deferred tax assets as well as adjustments relating to its 2014 U.S. federal tax return filed in September 2015 and the reversal of uncertain tax positions resulting from the expiration of the statute of limitations. The impairment of the VJU investment (see Note 4, "Investments in Other Equity Securities") received no tax benefit.
The Company’s effective income tax rate of (111.3)% for the nine months ended September 26, 2014 differed from the U.S. federal statutory rate of 35%, primarily due to a $28.7 million increase in the valuation allowance against U.S. federal, California, and other state deferred tax assets. The increased valuation allowance was a result of a history of operating losses in recent years that has led to uncertainty with respect to the Company’s ability to realize certain of its net deferred tax assets, of which $4.2 million and $24.5 million were recorded in the third and second quarter of 2014, respectively. This unfavorable impact was offset in part by net tax benefits of $8.5 million associated with the release of tax reserves for uncertain tax positions as a result of the expiration of statute of limitations, which were released in the third quarter of 2014.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2011 through 2014 tax years generally remain subject to examination by most state tax authorities in the United States. The Company’s income tax return for 2012 is currently under examination by the U.S. Internal Revenue Service, which commenced in August 2015, and the 2013 through 2014 tax years remain subject to examination by the U.S. federal tax authority. In August 2015, the Company was notified by the County of Santa Clara, California, of a new property tax audit for the 2012 through 2015 tax years. The Company is in the process of appealing a $1.6 million assessment for underpayment of property tax and associated interest relating to a previous audit cycle which commenced in 2013, for the 2007 through 2011 tax years. In connection with the previous audit cycle, the Company has made several advance payments to the Santa Clara County aggregating $1.8 million, of which $0.6 million was recorded in operating expenses in prior years and the remainder $1.2 million was included in “Prepaid and other current assets” on our Condensed Consolidated Balance Sheet as of October 2, 2015, as we expect a tax refund for this amount. The Company expects to settle the appeal in early 2016. In significant foreign jurisdictions, the 2006 through 2014 tax years generally remain subject to examination by their respective tax authorities. A subsidiary of the Company is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of October 2, 2015, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $15.9 million, of which $4.3 million would affect the Company’s effective tax rate if the benefits are eventually recognized.  The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.6 million of gross interest and penalties accrued as of October 2, 2015. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of October 2, 2015, the Company anticipates that the balance of gross unrecognized tax benefits will decrease up to approximately $1.4 million due to expiration of the applicable statues of limitations over the next 12 months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Numerator:
Net income (loss)	$(4,811)	$1,078	$(8,462)	$(41,394)
Denominator:
Weighted average shares used to compute net income(loss) per share-basic	87,991	90,618	88,359	94,113
Effect of dilutive securities from stock options, restricted stock units and ESPP	—	1,182	—	—
Weighted average shares used to compute net income(loss) per share-diluted	87,991	91,800	88,359	94,113
Net income (loss) per share:
Basic	$(0.05)	$0.01	$(0.10)	$(0.44)
Diluted	$(0.05)	$0.01	$(0.10)	$(0.44)
The following table sets forth the potentially dilutive shares from stock options, RSUs and the ESPP, for the periods presented, which were excluded from the net income (loss) per share computations because their effect was anti-dilutive (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Potentially dilutive equity awards outstanding	8,817	5,196	9,403	9,321

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
The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net revenue:
Video	$71,889	$81,360	$219,378	$239,823
Cable Edge	11,416	26,701	71,046	85,859
Total consolidated net revenue	$83,305	$108,061	$290,424	$325,682

Operating income (loss):
Video	$3,575	$6,609	$8,386	$9,426
Cable Edge	(3,963)	120	2,582	3,178
Total segment operating income (loss)	(388)	6,729	10,968	12,604
Unallocated corporate expenses*	(510)	(403)	(739)	(915)
Stock-based compensation	(3,827)	(4,352)	(11,845)	(12,720)
Amortization of intangibles	(1,532)	(5,512)	(4,971)	(18,378)
Loss from operations	(6,257)	(3,538)	(6,587)	(19,409)
Non-operating income (expense)	178	(214)	(2,702)	(185)
Loss before income taxes	$(6,079)	$(3,752)	$(9,289)	$(19,594)

*Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of October 2, 2015 are as follows (in thousands):

Years ending December 31,
2015 (remaining three months)	$1,809
2016	9,346
2017	8,739
2018	8,435
2019	8,245
Thereafter	6,402
Total	$42,976

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

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Balance at beginning of period	$4,167	$3,532	$4,242	$3,606
Accrual for current period warranties	1,182	2,028	4,215	5,383
Warranty costs incurred	(1,448)	(1,629)	(4,556)	(5,058)
Balance at end of period	$3,901	$3,931	$3,901	$3,931
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria defined by the Company. The Company had approximately $21.2 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of October 2, 2015.
Standby Letters of Credit
As of October 2, 2015, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were primarily related to performance bonds and state requirements imposed on employers. The maximum amount of potential future payments under these arrangements was $0.5 million as of October 2, 2015.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through October 2, 2015.
Guarantees
The Company has $0.4 million of guarantees in Israel as of October 2, 2015, with the majority relating to rent obligations for buildings used by its Israeli subsidiaries.
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the U. S. District Court for the District of Delaware alleging that the Company’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety.  On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No.

2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015.  An order has not yet been issued regarding the scheduling of oral arguments.

In June 2012, Avid served a subsequent complaint in the U.S. District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014.  On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid.  The Company filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit has not yet issued an order in this matter.

The Company is unable to predict the outcome of these lawsuits and therefore is unable to estimate an amount or range of any reasonably possible losses resulting from them. An unfavorable outcome on any litigation matter could require that the Company pay substantial damages, or, in connection with any intellectual property infringement claims, could require that the Company pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial condition and cash flows.

NOTE 17: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance as of December 31, 2014	$(1,523)	$311	$(768)	$(1,980)
Other comprehensive income (loss) before reclassifications	(766)	(218)	17	(967)
Amounts reclassified from AOCI	—	(314)	—	(314)
Provision for income taxes	—	—	(6)	(6)
Balance as of October 2, 2015	$(2,289)	$(221)	$(757)	$(3,267)
The effects of amounts reclassified from AOCI into the condensed consolidated statement of operations were as follows (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Gains on cash flow hedges from foreign currency contracts:
Cost of revenue	$18	$—	$44	$—
Operating expenses	109	—	270	—
Total reclassifications from AOCI	$127	$—	$314	$—
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
As of October 2, 2015, the Company had purchased 40.2 million shares of common stock under this program at a weighted average price of $6.25 per share for an aggregate purchase price of $252.3 million, including $1.0 million of expenses. The remaining authorized amount for stock repurchases under this program was $48.6 million as of October 2, 2015. For additional information, see “Item 2 - Unregistered sales of equity securities and use of proceeds” of this Quarterly Report on Form 10-Q.

NOTE 18: SUBSEQUENT EVENT
Management and Organizational Changes

On November 2, 2015, Carolyn V. Aver resigned from her position as the Chief Financial Officer of the Company. Ms. Aver will remain available to the Company in an advisory capacity until December 31, 2015 to assist with the transition of her responsibilities and other related matters. In connection with Ms. Aver’s resignation, Mr. Covert, who stepped down from the Company’s board, was appointed as the Company’s Chief Financial Officer and principal financial and accounting officer. On October 30, 2015, George Stromeyer, resigned from his position as Senior Vice President, Worldwide Sales of the Company.

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

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers in the three and nine months ended October 2, 2015 accounted for approximately 28% and 34%, respectively, of our net revenue, compared to 36% and 37%, respectively, for the same periods in 2014. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. No customers accounted for more than 10% of net revenue in the three months October 2, 2015 and Comcast accounted for 15% of out net revenue for the same period in 2014. In the first nine months of 2015 and 2014, revenue from Comcast accounted for approximately 13% and 18% of our net revenue, respectively. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $24.8 million, or 23%, in the three months ended October 2, 2015, compared to the corresponding period in 2014, primarily due to a $15.3 million decrease in our Cable Edge segment revenue and a $9.5 million decrease in our Video segment revenue. Our net revenue decreased $35.3 million, or 11%, in the nine months ended October 2, 2015, compared to the corresponding period in 2014, primarily due to a $20.5 million decrease in our Video segment revenue and a $14.8 million decrease in our Cable Edge segment revenue.
The decreases in our Cable Edge segment revenue in the three and nine months ended October 2, 2015 were primarily due to the negative impact and project delays resulting from industry consolidations in the North America and in the Europe, Middle East and Africa (“EMEA”) regions as well as reduced capital spending by some of our customers in anticipation of the next generation Converged Cable Access Platform (“CCAP”) technologies, and to a lesser extent the unfavorable impact from the strengthening of the U.S. dollar.
The decreases in our Video segment revenue in the three and nine months ended October 2, 2015, were primarily due to softer demand trends worldwide stemming from customers’ technology and business model transitions, unfavorable currency impact and industry consolidations resulting in an unanticipated deferral of several large projects in the North America and EMEA regions in the third quarter of 2015. The decreases in our Video segment in the three and nine months ended October 2, 2015 were offset in part by higher service revenue, primarily in the Americas region.
The delay by our customers in purchasing new solutions in anticipation of the adoption of next generation technologies and architectures, including the continued delays by new and existing broadcast and media company and service provider customers, first began in 2014. We believe we are still in the early stages of adoption and delays could continue in varying degrees for the next several quarters. Meanwhile, our customers’ consolidation activities are ongoing and may further contribute to investment uncertainties in the coming months.
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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
There have been no material changes to our critical accounting policies, judgments and estimates, during the nine months ended October 2, 2015, from those disclosed in our 2014 Annual Report on Form 10-K (the “2014 Form 10-K”).

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see
Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

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
The following table presents the breakdown of revenue by segment for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Segment:
Video	$71,889	$81,360	$(9,471)	(12)%	$219,378	$239,823	$(20,445)	(9)%
Cable Edge	11,416	26,701	(15,285)	(57)%	71,046	85,859	(14,813)	(17)%
Total	$83,305	$108,061	$(24,756)	(23)%	$290,424	$325,682	$(35,258)	(11)%
Segment revenue as a % of total net revenue:
Video	86%	75%			76%	74%
Cable Edge	14%	25%			24%	26%
The following table presents the breakdown of revenue by geographical region for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Geography:
Americas	$44,926	$60,007	$(15,081)	(25)%	$165,786	$184,959	$(19,173)	(10)%
EMEA	19,269	27,430	(8,161)	(30)%	71,302	83,136	(11,834)	(14)%
APAC	19,110	20,624	(1,514)	(7)%	53,336	57,587	(4,251)	(7)%
Total	$83,305	$108,061	$(24,756)	(23)%	$290,424	$325,682	$(35,258)	(11)%
Regional revenue as a % of total net revenue:
Americas	54%	56%			57%	57%
EMEA	23%	25%			25%	25%
APAC	23%	19%			18%	18%

Our Video segment net revenue decreased 12% in the three months ended October 2, 2015, compared to the corresponding period in 2014, primarily due to a $12.1 million decrease in video product revenue, offset in part by a $2.6 million increase in video service revenue. Our Video segment net revenue decreased 9% in the nine months ended October 2, 2015, compared to the corresponding period in 2014, primarily due to a $28.5 million decrease in video product revenue, offset in part by an $8.1 million increase in video service revenue. The decreases in video product revenue in the three and nine month periods were primarily due to the investment pause of several of our customers as they looked ahead towards the industry’s transition to Ultra HD and high-efficiency video coding (“HEVC”) compression and new virtualized architectures for video processing, as well as the strengthening of the U.S. dollar as over half of our video product revenue was derived from international customers. The consolidations of some of our customers, primarily in the North America and EMEA regions, in the third quarter of 2015, also contributed to the spending pause we experienced in this period. The increases in our service revenue in the three and nine month periods were primarily due to an increase in the installed base of equipment being serviced for our customers, primarily in the Americas, in both the service provider and the broadcast and media markets.
Our Cable Edge segment net revenue decreased 57% and 17% in the three months and nine months ended October 2, 2015, compared to the corresponding periods in 2014, primarily in the North America region, and, to a lesser extent, in the EMEA region. The decrease was primarily due to lower spending associated with the consolidations of certain cable operators, both in the United States and Europe, which led to a delay in several of our anticipated large projects as well as some decrease in demand as some of our customers looked ahead to our new next generation CCAP technologies. Several of our cable customers have started to transition from digital video channels to IP-based DOCSIS QAMs, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We are currently developing solutions based on DOCSIS 3.1 CCAP architectures, with initial product deployment scheduled for mid-2016.
Net revenue in the Americas decreased 25% and 10% in the three and nine months ended October 2, 2015, respectively, compared to the corresponding periods in 2014, primarily due to the decreased demand for our cable edge products and to a lesser extent our video processing products. The decrease in the Americas’ net revenue in the three and nine months ended October 2, 2015 was primarily due to the unfavorable impacts, most notable in the third quarter of 2015, from industry consolidations and spending delays ahead of new next generation product technologies and architectures.
Net revenue in EMEA decreased 30% and 14%, respectively, in the three and nine months ended October 2, 2015 compared to the corresponding periods in 2014 with decreases across all product categories. The fragile economic and geopolitical climates in EMEA, coupled with the strengthening of the U.S. dollar, primarily drove the overall decline in revenue throughout pockets of Europe and Russia. EMEA revenue was also negatively impacted by industry consolidation in the third quarter of 2015. Net revenue in Asia-Pacific (“APAC”) decreased 7% in each of the three and nine months ended October 2, 2015, compared to the corresponding periods in 2014, primarily due to softer demand for our video processing products offset in part by increased revenue from our broadcast and media customers in the APAC region.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Gross profit	$46,231	$53,428	$(7,197)	(13)%	$155,644	$155,557	$87	—%
As a percentage of net revenue (“gross margin”)	55.5%	49.4%			53.6%	47.8%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Gross margin increased 6.1% and 5.8%, respectively, in the three and nine months ended October 2, 2015, compared to the corresponding periods in 2014. The increase in gross margin was primarily due to decreased expenses related to amortization of intangibles, operational efficiencies and product mix shifts in our product portfolio, and the reversal of customer rebate accruals.
In the three and nine months ended October 2, 2015, $0.1 million and $0.6 million, respectively, of amortization of intangibles were included in cost of revenue, compared to $3.9 million and $13.0 million, respectively, in the corresponding periods in 2014. The decreases in amortization of intangibles expense in the three and nine months ended October 2, 2015, compared to the corresponding periods in 2014, were primarily due to certain purchased intangible assets becoming fully amortized.
Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Research and development	$21,679	$22,803	$(1,124)	(5)%	$65,824	$70,176	$(4,352)	(6)%
As a percentage of net revenue	26%	21%			23%	22%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three and nine months ended October 2, 2015 decreased 5% and 6%, respectively, compared to the corresponding periods in 2014. The decreases in research and development expenses were primarily due to decreased headcount and related expenses due to the reduction in our worldwide workforce related to our restructuring plan, decreased outside consulting services, decreased depreciation for testing equipment and, to a lesser extent, due to a favorable impact from the strengthened U.S. dollar on our spending denominated in Israeli shekels.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Selling, general and administrative	$28,966	$32,114	$(3,148)	(10)%	$91,443	$98,640	$(7,197)	(7)%
As a percentage of net revenue	35%	30%			31%	30%

Selling, general and administrative expenses in the three and nine months ended October 2, 2015 decreased 10% and 7%, respectively, compared to the corresponding periods in 2014, primarily due to decreased headcount and related expenses as a result of our worldwide workforce reduction related to our restructuring plans and lower variable employee compensation related expenses as well as decreased depreciation for demonstration equipment and cost containment effort in marketing related expenses.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Video	$3,575	$6,609	$(3,034)	(46)%	$8,386	$9,426	$(1,040)	(11)%
Cable Edge	(3,963)	120	(4,083)	(3,403)%	2,582	3,178	(596)	(19)%
Total segment operating income (loss)	$(388)	$6,729	$(7,117)	(106)%	$10,968	$12,604	$(1,636)	(13)%
Segment operating income (loss) as a % of segment revenue:
Video	5%	8%			4%	4%
Cable Edge	(35)%	0.4%			4%	4%
Video segment operating margin decreased from 8% to 5% in the three months ended October 2, 2015, compared with the corresponding period in 2014, primarily due to a 12% decrease in Video segment revenue, offset in part by the favorable impact from a reduction in selling, general and administrative expenses, primarily due to decreased headcount and employee variable compensation related expenses, depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses. Video segment operating margin remained relatively flat at 4% in the nine months ended October 2, 2015, compared with the corresponding period in 2014. The unfavorable impact to the Video segment operating margin from the 9% decrease in Video segment revenue in the nine months ended October 2, 2015 was offset by the favorable impact from a reduction in selling, general and administrative expenses, primarily due to decreased headcount and employee variable compensation related expenses, depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses, as well as efficiencies from manufacturing and overhead spending.
Cable Edge segment operating margin decreased from 0.4% to (35)% in the three months ended October 2, 2015, compared with the corresponding period in 2014, primarily due to a 57% decrease in Cable Edge segment revenue and fewer sales of software licenses, offset in part by the reversal of a previously accrued customer rebate in the third quarter of 2015. Cable Edge segment operating margin remained relatively flat at 4% in the nine months ended October 2, 2015, compared with the corresponding period in 2014. The unfavorable impact from a 17% decrease in Cable Edge segment revenue in the nine months ended October 2, 2015 was primarily offset by efficiencies from manufacturing and overhead spending, especially for our NSG Pro products.
The following table presents a reconciliation of total segment operating income to consolidated loss before income taxes (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Total segment operating income (loss)	$(388)	$6,729	$10,968	$12,604
Unallocated corporate expenses	(510)	(403)	(739)	(915)
Stock-based compensation	(3,827)	(4,352)	(11,845)	(12,720)
Amortization of intangibles	(1,532)	(5,512)	(4,971)	(18,378)
Loss from operations	(6,257)	(3,538)	(6,587)	(19,409)
Non-operating income (expense)	178	(214)	(2,702)	(185)
Loss before income taxes	$(6,079)	$(3,752)	$(9,289)	$(19,594)

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
Amortization of intangibles	$1,446	$1,661	$(215)	(13)%	$4,338	$5,329	$(991)	(19)%
As a percentage of net revenue	2%	2%			1%	2%
The decreases in amortization of intangibles expense in the three and nine months ended October 2, 2015, compared to the corresponding periods in 2014, were primarily due to certain purchased intangible assets becoming fully amortized.

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
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and related charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Restructuring and related charges in:
Product cost of revenue	$113	$15	$113	$94
Operating expenses-Restructuring and related charges	397	388	626	821
Total restructuring and related charges	$510	$403	$739	$915
In the fourth quarter of 2014, our management approved a new restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing excess assets. We began the restructuring activities pursuant to this plan in the fourth quarter of 2014 and expect to complete its actions by the end of 2015. We recorded $2.2 million of restructuring and asset impairment charges recorded under this plan in the fourth quarter of 2014, consisting of a $1.1 million fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project, $0.6 million of severance and benefits related to the termination of 19 employees worldwide, $0.3 million of excess material costs associated with the termination of a research and development project and $0.1 million of other charges. We recorded $510,000 and $739,000 of restructuring charges under this plan, in the three and nine months ended October 2, 2015, respectively. Such restructuring charges consisted of severance and benefits related to the termination of 22 employees.

In the three and nine months ended September 26, 2014, we recorded $403,000 and $915,000, respectively, under our 2013 Restructuring Plan, which consisted of severance and benefits related to the termination of 25 employees worldwide, costs associated with exiting from a research and development project, as well as costs associated with vacating from an excess facility in France. For a complete discussion of the restructuring actions related to the 2013 restructuring plan, see Note 11, “Restructuring and Asset Impairment Charges,” of the notes to Consolidated Financial Statements in the 2014 Form 10-K.

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

Interest Income, Net

Interest income, net was $30,000 and $47,000, for the three months ended October 2, 2015 and September 26, 2014, respectively. Interest income, net was $102,000 and $191,000, for the nine months ended October 2, 2015 and September 26, 2014, respectively.

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
Other income (expense), net was $148,000 and $(261,000), for the three months ended October 2, 2015 and September 26, 2014, respectively. Other income (expense), net was $(299,000) and $(376,000) for the nine months ended October 2, 2015 and September 26, 2014, respectively.

Income Taxes
The following table presents the provision for income taxes and the provision as a percentage of net revenue for the three and nine months ended October 2, 2015 and September 26, 2014 (in thousands, except percentages):

	Three months ended				Nine months ended
	October 2, 2015	September 26, 2014	Q3 FY15 vs Q3 FY14		October 2, 2015	September 26, 2014	Q3 FY15 YTD vs Q3 FY14 YTD
(Benefit from) provision for income taxes	$(1,268)	$(4,830)	$3,562	(74)%	$(827)	$21,800	$(22,627)	(104)%
As a percentage of net revenue	(2)%	(4)%			(0.3)%	7%
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in, or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, as well as recognition of uncertain tax benefits, the effects of the statute of limitations, or settlement with tax authorities.
Our effective income tax rate of 8.9% for the nine months ended October 2, 2015 was lower than the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates and our U.S. losses generated in the nine months ended October 2, 2015 receiving no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets. Additionally, we recorded tax benefits from adjustments relating to our 2014 U.S. federal tax return filed in September 2015 and the reversal of uncertain tax positions resulting from the expiration of the statute of limitations. The impairment of the VJU investment (see Note 4, "Investments in Other Equity Securities") received no tax benefit.
Our effective income tax rate of (111.3)% for the nine months ended September 26, 2014 differed from the U.S. federal statutory rate of 35%, primarily due to a $28.7 million increase in the valuation allowance against both U.S. federal, California, and other state deferred tax assets. The increased valuation allowance was a result of a history of operating losses in recent years that has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, of which $4.2 million and $24.5 million were recorded in the third and second quarter of 2014, respectively. This unfavorable impact was offset in part by net tax benefits of $8.5 million associated with the release of tax reserves for uncertain tax positions as a result of the expiration of the statute of limitations, which were released in the third quarter of 2014.
Liquidity and Capital Resources
As of October 2, 2015, our cash and cash equivalents totaled $61.6 million, and our short-term investments totaled $26.0 million, and a majority of our cash, cash equivalents and short-term investments as of October 2, 2015 were held in accounts in the United States. We believe that these funds are sufficient to meet the requirements of our operations in the next 12 months, as well as any stock repurchases under our present stock repurchase program. In the event that we need funds from our foreign subsidiaries to fund the operations in the U.S., and if U.S. tax has not already been provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
On December 22, 2014, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on our behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. There were no borrowings under the Credit Agreement during the nine months ended October 2, 2015. As of October 2, 2015, the amount available for borrowing under this facility, net of $0.5 million of standby letters of credit, was $19.5 million.

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

Obligations under the Credit Agreement are secured only by a pledge of 66.67% of our equity interests in our foreign subsidiary, Harmonic International AG. Additionally, to the extent that we form any direct or indirect, domestic, material subsidiaries in the future, those subsidiaries will be required to provide a guaranty of our obligations under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments or pay dividends, in each case subject to certain exceptions. We are also required to maintain, on a consolidated basis, total cash and marketable securities of at least $35.0 million and EBITDA of at least $20.0 million determined on a rolling four-quarter basis. As of October 2, 2015, we were in compliance with the covenants under the Credit Agreement.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	October 2, 2015	September 26, 2014
Net cash provided by (used in):
Operating activities	$8,564	$27,521
Investing activities	(5,749)	9,319
Financing activities	(14,040)	(84,972)
Effect of foreign exchange rate changes on cash	(236)	(169)
Net decrease in cash and cash equivalents	$(11,461)	$(48,301)
Operating Activities
Net cash provided by operations in the nine months ended October 2, 2015 was $8.6 million, resulting from a net loss of $8.5 million, adjusted for $31.6 million in non-cash gains and charges, and a $14.5 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included stock-based compensation, depreciation, amortization of intangible assets and a $2.5 million impairment loss on long-term investment. The net change in operating assets and liabilities primarily included increases in prepaid and other current assets and inventories, as well as decreases in accrued liabilities, which were offset in part by a decrease in accounts receivable as well as an increase in deferred revenue. The increase in prepaid and other current assets was primarily due to a $14.2 million advance payment made to an inventory supplier in the first quarter of 2015 in order to secure more favorable pricing from the supplier. We anticipate that this amount will begin to offset in the fourth quarter of 2015 through the second quarter of 2016 against the accounts payable owed to this supplier. The decrease in accrued liabilities was primarily due to bonus payments and Employee Stock Purchase Plan purchases made in the first half of 2015 and lower accruals for salaries and benefits at the end of the third quarter of 2015. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
Net cash provided by operations in the nine months ended September 26, 2014 was $27.5 million, resulting from a net loss of $41.4 million, adjusted for $78.3 million in non-cash gains and charges, and a $9.4 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash gains and charges primarily included $31.8 million adjustments to deferred income taxes, primarily related to increase in our U.S. federal and California tax valuation allowances as a result of our history of recent operating losses that has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets. The non-cash gains and charges also included amortization of intangible assets, stock-based compensation, depreciation, and provisions for excess and obsolete inventories and provision for doubtful accounts, returns and discounts. The net change in operating assets and liabilities included increases in prepaid and other current assets and accounts receivables, as well as decreases in income tax payable and accrued liabilities, which were offset in part by decreases in inventories, as well as increases in deferred revenue. The decrease in income tax payable was primarily due to the reversal of federal income tax reserves as a result of the expiration of the statute of limitations for our 2010 tax year in the United States in the third quarter of 2014. The decrease in accrued liabilities was primarily due to a lower accrual for salaries and benefits and employee bonuses as well as a lower commission accrual at the end of September 2014. The increase in prepaid and other assets was primarily related to an advance payment for the purchase of software license. The increase in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.

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
Investing Activities
Net cash used in investing activities was $5.7 million in the nine months ended October 2, 2015, resulting from the purchase of short-term investments of $20.7 million, capital expenditures of $10.4 million and a $1.1 million increase in restricted cash, offset in part by proceeds from maturity of investments of $26.5 million. The increase in restricted cash was primarily related to cash deposits in Israel that serve as collateral for rent guarantees on certain operating leases as well as collateral for our corporate card credit facility in Switzerland. These restricted funds are invested in bank deposits and cannot be withdrawn from our accounts without the prior written consent of the applicable secured party.

Net cash provided by investing activities was $9.3 million in the nine months ended September 26, 2014, resulting from the net proceeds from the net sale and maturity of investments of $50.6 million, offset in part by the purchase of short-term investments of $26.6 million, capital expenditures of $8.9 million and purchases of long-term investments of $5.9 million.
Financing Activities
Net cash used in financing activities was $14.0 million in the nine months ended October 2, 2015, primarily resulting from $20.0 million of payments for the repurchase of common stock in connection with our stock repurchase program and $3.3 million of payment for withholding tax obligations related to net share settlements of restricted stock units, offset in part by $9.3 million of proceeds from the issuance of common stock related to our equity incentive plans.
Net cash used in financing activities was $85.0 million in the nine months ended September 26, 2014, primarily resulting from $86.4 million of payments for the repurchase of common stock in connection with our stock repurchase program and $3.1 million of payment for withholding tax obligations related to net share settlements of restricted stock units, offset in part by $4.3 million of proceeds from the issuance of common stock related to our equity incentive plans and $0.2 million of excess tax benefits from stock-based compensation.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of October 2, 2015.

Contractual Obligations and Commitments
As of October 2, 2015, we had approximately $21.2 million of non-cancelable purchase order commitments. There were no other significant changes to our contractual obligations and commitments in the nine months ended October 2, 2015, from such information presented in the 2014 Form 10-K.

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
We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 10% and 11% of revenue in the first nine months of 2015 and 2014, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Beginning December 2014, we entered into forward currency contracts to hedge forecasted operating expenses and service cost related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for our subsidiaries in Israel. These ILS forward contracts mature generally within 12 months and are designated as cash flow hedges. The effective portion of the gains or losses on the derivative is reported as a component of “Accumulated other comprehensive income (loss)” (“AOCI”) in the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the same period during which the hedged transactions are recognized in earnings. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the gain or loss on the related derivative will be reclassified from AOCI to earnings immediately.

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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	October 2, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Purchase	$14,280	$16,903
Derivatives not designated as hedging instruments:
Purchase	$8,244	$1,043
Sell	$7,827	$4,925

Interest rate and credit risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of October 2, 2015, our cash, cash equivalents and short-term investments balance was $87.6 million and we had no borrowings during the nine months ended October 2, 2015. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. For the first nine months of 2015 and 2014, realized gains and realized losses from the sale of investments were not material. The $17,000 of unrealized gain from available-for-sale investments for the nine months ended October 2, 2015 was primarily related to our investment in Vislink, plc (“Vislink”), a U.K. public company listed on the AIM exchange (See Note 4, “Investments in Other Equity Securities,” of the notes to our Condensed Consolidated Financial Statements for additional information). As of October 2, 2015, our maximum exposure to loss from the Vislink investment was limited to our initial investment cost of $3.3 million.
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of October 2, 2015, a hypothetical 100 basis point increase in interest rates would result in a $0.1 million decline in fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical decrease in market interest rates by 10% will result in a decline in interest income from our investment portfolio by less than $0.1 million.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the U.S. District Court for the District of Delaware alleging that our Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. An order has not yet been issued regarding the scheduling of oral arguments.

In June 2012, Avid served a subsequent complaint in the U.S. District Court for the District of Delaware alleging that our Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11 - 16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and we filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit has not yet issued an order in this matter.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, a number of other companies including ATEME, Sumavision Technologies and Thomson Video Networks. With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems.

Many of our competitors are substantially larger, or as a result of consolidation activity have become larger, and have greater financial, technical, marketing and other resources than we have, and have been in operation longer than we have. Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Tandberg Television and Envivio were acquired by Ericsson; Elemental Technologies was acquired by Amazon; and Miranda Technologies and Grass Valley were acquired by Belden Inc.

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

Revenue derived from customers outside of the U.S. in each of the first nine months of 2015 and 2014 represented approximately 52% of our revenue. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

Plexus Services Corp., which manufactures our products at its facilities in Malaysia, currently serves as our primary contract manufacturer, and currently provides us with a substantial majority, by dollar amount, of the products that we purchase from our contract manufacturers. Most of the products manufactured by our Israeli operations are outsourced to another third party manufacturer in Israel. From time to time we assess our relationship with our contract manufacturers, and we do not generally maintain long-term agreements with any of our suppliers or contract manufacturers. Our agreement with Plexus has automatic annual renewals, unless prior notice is given by either party, and has been automatically renewed until October 2016.

Difficulties in managing relationships with any of our current contract manufacturers, particularly Plexus, that manufacture our products off-shore, or any of our suppliers of key components, subassemblies and modules used in our products, could impede our ability to meet our customers’ requirements and adversely affect our operating results. An inability to obtain adequate and timely deliveries of our products or any materials used in our products, or the inability of any of our contract manufacturers to scale their production to meet demand, or any other circumstance that would require us to seek alternative sources of supply, could negatively affect our ability to ship our products on a timely basis, which could damage relationships with current and prospective customers and harm our business and materially and adversely affect our revenue and other operating results. Furthermore, if we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose sales opportunities, both short and long term, which could materially and adversely affect our business, operating results, financial condition and cash flows. Increases, from time to time, in demand on our suppliers and subcontractors from our customers or from other parties have, on occasion, caused delays in the availability of certain components and products. In response, we may increase our inventories of certain components and products and expedite shipments of our products when necessary. These actions could increase our costs and could also increase our risk of holding obsolete or excess inventory, which, despite our use of a demand order fulfillment model, could materially and adversely affect our business, operating results, financial condition and cash flows.

The loss of one or more of our key customers, a failure to continue diversifying our customer base, or a decrease in the number of larger transactions could harm our business and our operating results.

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the first nine months of 2015 and 2014 accounted for approximately 34% and 37% of our revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the first nine months of 2015 and 2014, revenue from Comcast accounted for approximately 13% and 18% of our revenue, respectively, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

We generate a significant percentage of our revenue through sales to resellers, VARs and systems integrators that assist us with fulfillment or installation obligations. We expect that these sales will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

We have grown significantly, primarily through acquisitions, and expanded our international operations. Upon the closing of our acquisition of Scopus in 2009, we added 221 employees, most of whom are based in Israel. Upon the closing of the acquisition of Omneon in 2010, we added 286 employees, most of whom are based in the U.S.

As of October 2, 2015, we had 489 employees in our international operations, representing approximately 48% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of October 2, 2015, we maintained facilities in two locations in Israel with a total of 173 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Either such charge to expense could have a material and adverse effect on our operating results for the applicable period. In addition, recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

In July 2015, we were notified by the U.S. Internal Revenue Service that our 2012 U.S. corporate income tax return had been selected for audit, which commenced in August 2015. We were also notified in August 2015 by the County of Santa Clara, California, of a new property tax audit for the 2012 through 2015 tax years. We are in the process of appealing a $1.6 million assessment by the Santa Clara County for underpayment of property tax and associated interest from a previous audit cycle, covering the 2007 through 2011 tax years. In addition, one of our subsidiaries is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision we recorded in the applicable period, our overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.

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

As of October 2, 2015, we had approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. Recently, we announced the resignation of our Chief Financial Officer and appointment of her successor as well as the resignation of our senior vice president, worldwide sales, and related changes to our board of directors and the transition of departed executives’ roles and responsibilities to new and existing members of the senior management team. If the new members of executive management do not successfully transition into their new positions, it could negatively impact our business and potentially prevent us from implementing a successful business plan in a timely manner. From time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We cannot provide assurances that changes of management personnel in the future would not cause disruption to operations or customer relationships or a decline in our operating results.

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

At October 2, 2015, we held 57 issued U.S. patents and 35 issued foreign patents, and had 26 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of October 2, 2015, we had purchased an aggregate of $251 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $88 million at October 2, 2015, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and c redit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
As of October 2, 2015, we had purchased 40.2 million shares of common stock under this program at a weighted average price of $6.25 per share for an aggregate purchase price of $252.3 million, including $1.0 million of expenses. The remaining authorized amount for stock repurchases under this program was $48.6 million as of October 2, 2015.
The table below sets forth the stock repurchase activity for the quarter ended October 2, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
July 4, 2015 - July 31, 2015	396	$6.75	396	$53,812
August 1, 2015 - August 28, 2015	400	$5.86	400	$51,467
August 29, 2015 - October 2, 2015	480	$5.88	480	$48,647
	1,276		1,276

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1(1)	Section 302 Certification of Principal Executive Officer

31.2(1)	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at October 2, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2015 and September 26, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 2, 2015 and September 26, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2015 and September 26, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Harold Covert
Harold Covert
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 6, 2015