Form 10-K
period 2015-12-31
HARMONIC INC
filed 2016-03-24
CIK 851310

2015 Annual Report

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on July 3, 2015, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $446,231,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 77,300,250 on March 21, 2016.
_______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2015) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Across our two business segments, we derived approximately 56% of our revenue from the Americas in 2015. The Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions accounted for the remaining 25% and 19% of our 2015 revenue, respectively.
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
Consumers are also accustomed to video download and streaming services from new media companies such as Netflix, Hulu, Google (YouTube), Amazon (Amazon Instant Video) and Apple (iTunes). These and other similar services aggregate third-party and original content and stream video “over-the-top” (OTT) to any Internet-connected device utilizing Internet service providers’ networks at no incremental infrastructure cost to the consumer. In response, a number of service providers and broadcast and media companies are now providing more of their own OTT streaming video services.
Demand for High Quality Video
Consumer demand for high quality video anytime, anywhere and on any device requires ever-increasing bandwidth capacity in service providers’ networks, as well as technology that maximizes network bandwidth efficiency. With the advent of Ultra HD televisions and OTT services increasingly being rendered in “4K” high resolution and consuming approximately four times the bandwidth of traditional MPEG-4/AVC (H.264) HD channels, we believe next generation compression technologies, such as High Efficiency Video Compression (HEVC), will continue to steadily gain industry traction. HEVC offers approximately 50% improved bandwidth efficiency and improved picture quality when compared to the MPEG-4 compression standard more commonly used to transport video signals today.
Service Provider Trends
Service providers are competing intensely to offer higher quality video signals in HD, including evolving initiatives to deliver video in 4K Ultra HD resolution. Also, in response to the growing success of new media OTT streaming companies, in addition to the time-shifting technologies described above, service providers are broadly expanding their video streaming offerings to customers, for viewing on any device. Increasingly, these services are also featuring content in the bandwidth intensive, high resolution 4K standard in order to provide consumers with higher value, differentiated video services. Service providers are developing and expanding their content delivery and Internet Protocol (IP) networks, and increasing the capacity and efficiency of their networks with investments in various delivery infrastructure technologies to, among other things, maximize video quality, minimize bandwidth utilization and enable new network capacity. We believe that the delivery of video over IP will continue to change traditional video viewing habits and distribution methods and may alter the traditional advertising and subscription business models of major service providers.
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
Content Provider Trends
Content owners and media companies in the U.S. and internationally continue to launch OTT streaming offerings to reach consumers directly, with OTT streaming of live programming becoming increasingly relevant. These offerings may be in partnership or competition with service providers.
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
Market Trends
Cable Market
To address increasing competition, reduce subscriber losses, increase average revenue per user (ARPU) and differentiate themselves, cable operators continue to focus on a number of initiatives to improve their product offerings:

•	Bundled digital video, voice and high speed data services;

•	Expansion of VOD libraries and on-demand service offerings;

•	Refresh of the user experience with upgraded home set-top box solutions, network DVRs and content navigation tools;

•	Video delivery over IP to broadband enabled consumer devices;

•	Capacity enhancement of high-speed data services;

•	Expansion of network capacity to support the growing number of available services, including HDTV in foreign markets; and

•	Collaboration with content owners on offering access to on-line content.
To support this rapid expansion of service offerings, cable operators are investing in video processing solutions that can receive, process, and distribute content from a variety of sources to a broad array of consumer devices, video storage equipment, and servers to ingest, store and intelligently distribute content, complemented by the latest cable edge solutions to significantly scale broadband network capacity and speed.
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
New Media and OTT Market
OTT video streaming already accounts for well over half of downstream Internet traffic in North America, and new media OTT companies are aggressively pushing into international markets. These companies will continue to require high quality video processing solutions in order to process and distribute large amounts of content from a wide variety of sources to a broad array of consumer devices, and to optimize adaptive bitrate video streaming quality and bandwidth utilization. Also, some OTT companies are increasingly developing and introducing original content, and other new media companies are also in the process of developing program channels similar to channels currently available from service providers. We believe these developments may result in increased investments by OTT companies in video production and playout solutions.
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
From production studios to broadcast newsrooms, consumer demand for higher resolution video programming and more viewing options is escalating network touch points and server capacity needed to administer channel production and playout processes, thereby elevating costs and space restrictions. As more content is filmed in 4K and played-to-air on newly created channels supporting higher resolution HD and Ultra HD formats, these constraints are likely to be exacerbated and we believe these issues will create increased demand for functionally-collapsed playout systems with integrated media orchestration software. This type of software provides an automated control system that streamlines playout processes, improves video quality, and reduces server overhead by combining historically discrete video chain functions into a unified playout system where content can be ingested, formatted, stored and played-to-air.
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
Broadcast and distribution encoders. Our Electra and Ion high performance encoders compress video, audio and data channels to low bit rates, while maintaining high video quality. Our encoders are available in multiple formats, including standard, HD and Ultra HD formats, using various codecs including the MPEG-2, MPEG-4, HEVC and AVS+ video compression standards, for both televisions and new multiscreen formats targeted at smart phones, tablets and broadband-connected televisions. Our Electra XVM software product is a completely virtualized media processor designed to run in virtual machine environments on blade servers, and is our first product based on our VOS platform, which is the next-generation software platform we are developing to unify the entire media processing chain, from ingest to delivery. Electra XVM supports a broad range of compression standards over constant bit rate (CBR), variable bit rate (VBR) and adaptive bit rate (ABR) encoding schemes, and includes integrated video graphics and branding as well as playout capabilities such as channel origination and linear ad insertion. Our encoding products are primarily used in real-time, linear video applications and to a lesser extent for encoding video content and storage for later delivery as VOD and time-shifted services.
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
Video servers. Our Spectrum family of video server and storage products are used by broadcast and media companies to create play-to-air television channels. Our customers typically use these video server products to record incoming content from either live feeds or from tapes, encoding that content in real-time into standard media files that are then stored in the server’s file system until the content is needed for playback as part of a scheduled playlist. Clips stored in the server are decoded in real-time and played-to-air according to a playout schedule in a frame-accurate, back-to-back manner to create a seamless television channel. Our servers support both SD and HD programming, with our latest software-upgradeable Spectrum X product able to support UltraHD programming, as well as many different media formats. Our new Polaris media orchestration software solutions work with our Spectrum products and provide our customers with playout management and control tools for channel-in-a-box and integrated channel playout applications.
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
As consumption of VOD services accelerates, service provider demand for video edge QAMs increases. In addition, with heightened competition from non-cable service providers such as AT&T, Verizon, Google Fiber and local municipalities to deliver gigabit data rates, cable operators are aggressively driving enabling broadband access technologies, including the Converged Cable Access Platform (CCAP) architecture. We also believe the cable industry will move rapidly to DOCSIS 3.1, which enables increased bandwidth data transfer over existing broadband infrastructure as we begin migrating to distributed solutions.
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
In addition to centralized CCAP systems, we believe there is growing interest in complementary distributed remote PHY solutions, particularly in competitive gigabit service markets where cable operators are competing with FTTH services and are extending fiber access networks deeper into their distribution networks. This distributed access architecture alleviates power and space requirements of centralized systems at headend sites, and we believe will enable service providers to efficiently scale to support data and video growth.
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
Centralized CCAP Solution. Our NSG Pro product is based on the current CCAP architecture and provides high-density, universal edge QAM capabilities with easy upgradeability to enable future CMTS capabilities. The CMTS feature, which is currently under development and testing by leading MSOs, would make our NSG Pro system fully compliant with current CCAP architecture requirements.
Distributed CCAP Solution. Our NSG Exo product is a cost-effective distributed CCAP device which enables the deployment of a Distributed Access Architecture (DAA) utilizing coax networks. The NSG Exo allows service providers to move their radio frequency (RF) delivery requirements out of the headend or hub and deeper into the distribution network, simplifying network design and operation to resolve power and space constraints, provide service flexibility, and lower capital and operational expenses.
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
Customers

We sell our products to a variety of cable, satellite and telco, and broadcast and media companies. Set forth below is a representative list of our significant end user and integrator/reseller customers, based, in part, on revenue during 2015.

United States	International
CenturyLink	Groupe Canal + SA
Charter Communications	Arqiva
Comcast Cable	Capella
Cox Communications	Dimension Data Netherlands
DigitalGlue	Huawei Technologies
DirecTV	Kabel Deutschland Vertrieb und Service
EchoStar Holding	OneBand Systems
Heartland Video	OOO Starline
Time Warner Cable	Sky Perfect JSAT
Turner Broadcasting	Virgin Media
Sales to our ten largest customers in 2015, 2014 and 2013 accounted for approximately 32%, 35% and 31% of our net revenue, respectively. Although we continue to seek to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration.
During 2015, 2014 and 2013, revenue from Comcast accounted for 12%, 16% and 12% of our net revenue, respectively. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of relatively larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.
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

Plexus currently provides us with a substantial majority, by dollar amount, of the products we purchase from our contract manufacturers. This agreement has automatic annual renewals, unless prior notice for nonrenewal is given, and has been automatically renewed until October 2016. We do not generally maintain long-term agreements with any of our contract manufacturers.
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
Intellectual Property
As of December 31, 2015, we held 59 issued U.S. patents and 35 issued foreign patents and had 30 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in which we do business or may do business in the future.
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
Backlog
We schedule production of our products and solutions based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next 12 months, as well as deferred revenue that is expected to be recognized within the succeeding 12 months. Our backlog, including deferred revenue at December 31, 2015 was approximately $120.1 million. Delivery schedules on such orders may be deferred or canceled for a number of reasons, including reductions in capital spending by our customers or changes in specific customer requirements. In addition, due to annual capital spending budget cycles at many of our customers, the amount of our backlog at any given time is not necessarily indicative of actual revenues for any succeeding period.
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
Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, other companies including ATEME and Sumavision Technologies. With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems.
Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Envivio and Tandberg Television were acquired by Ericsson; Elemental Technologies was acquired by Amazon; and Miranda Technologies and Grass Valley were acquired by Belden Inc. Consequently, some of our principal competitors are substantially larger and have greater financial, technical, marketing and other resources than we have.
Research and Development
We have historically devoted a significant amount of our resources to research and development. Research and development expenses in 2015, 2014 and 2013 were approximately $87.5 million, $93.1 million and $99.9 million, respectively. Research and development expenses as a percent of revenue in 2015, 2014 and 2013 were approximately 23.2%, 21.5% and 21.6%, respectively. Our internal research and development activities are conducted primarily in the United States (California, Oregon, New York and New Jersey), Israel and Hong Kong. In addition, a portion of our research and development is conducted through third party partners with engineering resources in Ukraine and in India.
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
Employees
As of December 31, 2015, we employed a total of 989 people, including 364 in research and development, 184 in sales, 217 in service and support, 54 in operations, 68 in marketing (corporate and product), and 102 in a general and administrative capacity. Of those employees, 507 were located in the U.S. and 482 employees were located in foreign countries in South America, the Middle East, Europe, Asia and Canada. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices in the past. Our competitors in our Video business segment include vertically integrated system suppliers, such as Arris Group, Cisco Systems and Ericsson, and, in certain product lines, other companies including ATEME and Sumavision Technologies. With respect to production and playout products, competitors include Evertz Microsystems, EVS, Grass Valley (a Belden brand) and Imagine Communications. Our competitors in our Cable Edge business include Arris, Casa Systems and Cisco Systems.

Many of our competitors are substantially larger, or as a result of consolidation activity have become larger, and have greater financial, technical, marketing and other resources than we have, and have been in operation longer than we have. Consolidation in the industry has led to the acquisition of a number of our historic competitors over the last several years. For example, Motorola Home, BigBand Networks and C-Cor were acquired by Arris; NDS and Scientific Atlanta were acquired by Cisco Systems; Envivio and Tandberg Television were acquired by Ericsson; Elemental Technologies was acquired by Amazon; and Miranda Technologies and Grass Valley were acquired by Belden Inc.

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

We are currently developing and marketing products based on the latest video compression standards, such as HEVC, which provides significantly greater compression efficiency, thereby making more bandwidth available to operators. At the same time, we continue to devote development resources to enhance the existing MPEG-4 AVC/H.264 compression of our products, which many of our customers continue to require. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in encoding or transcoding.

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions in our Video and Cable Edge businesses. Our VOS solution is a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in data center environments. Electra XVM is our first video media processing and encoding product family based on this platform, with the latest version supporting HEVC compression. We believe some of our customers have been delaying their purchase decisions as they consider transitioning to virtualized solutions or wait for new products based on our VOS software platform, which has adversely affected our revenue from video products in recent periods. In our Cable Edge business, we continue to develop our CCAP solutions based on a distributed access architecture and utilizing our NSG Exo product, and we continue to develop, market and sell our NSG Pro centralized CCAP product solutions.

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

In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe CCAP-based systems, both centralized and remote PHY solutions, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. We market and sell CCAP-based products, and are developing the CMTS capabilities to make our products fully-compliant with current and future CCAP architecture standards. If we are unsuccessful in developing these capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

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

• the further adoption of bandwidth-optimization techniques, such as DOCSIS 3.0 and DOCSIS 3.1; and

• the introduction of new consumer devices, such as advanced set-top boxes, DVRs and network DVRs, connected TVs, tablet computers, and a variety of smart phone mobile devices.

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
These trends and requirements include the following:

• convergence, whereby network operators bundle video, voice and data services to consumers, including mobile delivery options;

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

• the extent and nature of regulatory attitudes towards issues such as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telcos to offer video, and other new services, such as mobile video; and

• the outcome of disputes and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

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

Revenue derived from customers outside of the U.S. in the fiscal years ended December 31, 2015, 2014 and 2013 represented approximately 53%, 52% and 57% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (VARs) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the fiscal years ended December 31, 2015, 2014 and 2013 accounted for approximately 32%, 35% and 31% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the fiscal years ended December 31, 2015, 2014 and 2013, revenue from Comcast accounted for approximately 12%, 16% and 12% of our revenue, respectively, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on February 29, 2016, we announced the closing of our acquisition of Thomson Video Networks, which is headquartered in Rennes, France. Acquisitions involve numerous risks, including the following:

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

• compliance with regulatory requirements, such as local employment regulations and organized labor in France;

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

As of December 31, 2015, we had approximately $198 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

We have grown significantly, principally through acquisitions, and expanded our international operations. For example, upon the closing of our acquisition of Thomson Video Networks on February 29, 2016, we added approximately 450 employees, most of whom are based in France.

As of December 31, 2015, we had 482 employees in our international operations, representing approximately 49% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent purchase of Thomson Video Networks, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of December 31, 2015, we maintained facilities in Israel with a total of 173 employees, or approximately 17% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

As such, we are directly affected by the political, economic and military conditions affecting Israel. Any significant conflict involving Israel could have a direct effect on our business or that of our Israeli contract manufacturers, in the form of physical damage or injury, restrictions from traveling or reluctance to travel to from or within Israel by our Israeli and other employees or those of our subcontractors, or the loss of Israeli employees to active military duty. Most of our employees in Israel are currently obligated to perform annual reserve duty in the Israel Defense Forces, and approximately 7% of those employees were called for active military duty in 2015. In the event that more of our employees are called to active duty, certain of our research and development activities may be significantly delayed and adversely affected. Further, the interruption or curtailment of trade between Israel and its trading partners, as a result of terrorist attacks or hostilities, conflicts between Israel and any other Middle Eastern country or organization, or any other cause, could significantly harm our business. Additionally, current or future tensions or conflicts in the Middle East could materially and adversely affect our business, operating results, financial condition and cash flows.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. The realization of our deferred tax assets, which are predominantly in the U.S., is dependent upon the generation of sufficient U.S. and foreign taxable income in the future to offset these assets. Based on our evaluation, a history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we recorded a net increase in valuation allowance of $29.0 million and $3.1 million in 2014 and 2015, respectively, against U.S. net deferred tax assets.

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

We continue to be in the process of expanding our international operations and staffing to better support our expansion into international markets. This expansion involves the implementation of an international structure that includes, among other things, an international support center in Europe, research and development cost sharing arrangements, and certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. As a result of these changes, we anticipate that our consolidated pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our effective income tax rate is expected to be lower than the U.S. federal statutory rate.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. For example, in October 2011, Avid Technology, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. In February 2014, a jury determined that we had not infringed on either of these patents. Avid filed an appeal with respect to the jury’s verdict and in January 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.

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

• perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

• if individuals are elected to our Board of Directors (the “Board”) with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

Our failure to adequately protect our proprietary rights and data may adversely affect us.

At December 31, 2015, we held 59 issued U.S. patents and 35 issued foreign patents, and had 30 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

In April 2013, our Board approved a modified “Dutch Auction” tender offer to repurchase up to $100 million of shares of our common stock. The tender offer expired on May 24, 2013, and resulted in our repurchasing approximately 12 million shares of our common stock, at $6.25 per share, for an aggregate purchase price of approximately $75 million.

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of December 31, 2015, we had purchased an aggregate of $254 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $153 million at December 31, 2015, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued

uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

We are subject to requirements under the Dodd-Frank Act of 2010 that require us to conduct research, disclose, and report whether or not our products contain certain conflict minerals sourced from the Democratic Republic of Congo or its surrounding countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we may incur certain additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

Changes in telecommunications legislation and regulations in the U.S. and other countries could affect our sales and the revenue we are able to derive from our products. In particular, “net neutrality” rules issued by the U.S. Federal Communications Commission (FCC) or regulations dealing with access by competitors to the networks of incumbent operators could slow or stop infrastructure and services investments or expansion by service providers. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results, financial condition and cash flows.

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

We have provisions in our certificate of incorporation and bylaws that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. These include provisions:

• authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

• limiting the liability of, and providing indemnification to, our directors and officers;

• limiting the ability of our stockholders to call, and bring business before, special meetings;

• requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

• controlling the procedures for conducting and scheduling of Board and stockholder meetings; and

• providing the Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In December 2015, we issued $128.25 million aggregate principal amount of 4.00% convertible senior notes due 2020 (“Notes”) through private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method or that circumstances would not change such that we would no longer be permitted to use the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Our common stock price, and therefore the price of our Notes, may be extremely volatile, and the value of an investment in our stock may decline.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our Employee Stock Purchase Plan, and in connection with grants of restricted stock units on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of our Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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
All of our facilities are leased, including our principal operations and corporate headquarters in San Jose, California. We have research and development centers in the United States, Israel and Hong Kong. We have sales and service offices primarily in the U.S. and various locations in Europe and Asia. Our leases, which expire at various dates through November 2022, are for an aggregate of approximately 339,000 square feet of space. The San Jose lease has a term of ten years and is for approximately 188,000 square feet of space. The San Jose facility houses our research and development and corporate headquarters functions. We have two business segments: Video and Cable Edge. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties, at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and we filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision.  The litigation is currently stayed.

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

	2015		2014
	Sales Price		Sales Price
Quarter ended	High	Low	High	Low
First quarter	$7.98	$6.53	$7.48	$5.93
Second quarter	7.64	6.55	7.75	6.35
Third quarter	7.09	5.40	7.66	5.66
Fourth quarter	6.31	4.07	7.46	5.61
Holders
As of  February 29, 2016, there were approximately 402 holders of record of our common stock.
Dividend Policy
We have never declared or paid any dividends on our capital stock. At this time, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our line of credit includes covenants prohibiting the payment of cash dividends.
Repurchases of Equity Securities by the Issuer
In April 2012, the Board approved a stock repurchase program that provided for the repurchase of up to $25 million of our outstanding common stock. Under the program, we are authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. From time to time, the Board may approve further increases to the program and the amount approved for this program was increased to $300 million periodically through May 2014 and the repurchase period was extended through the end of 2016. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The purchases are funded from available working capital. The program may be suspended or discontinued at any time without prior notice.
During the years ended December 31, 2015, 2014 and 2013, we repurchased from open market transactions 3.4 million, 13.9 million and 6.3 million shares of our common stock, respectively, at a total cost of $23.0 million, $93.1 million and $40.6 million, respectively, and at an average share price of $6.70, $6.70 and $6.48, respectively. In addition, $76.0 million, including $1.0 million of expenses, was spent in our “modified Dutch auction” tender offer, which closed on May 24, 2013. Under the tender offer, we repurchased 12.0 million shares of our common stock at $6.25 per share. The remaining authorized amount for repurchases under this program was $45.7 million as of December 31, 2015. The excess of cost over par value for the repurchase of the Company’s common stock is recorded to additional paid-in-capital. Common stock repurchased under the program was recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired.
Additionally, on December 8 2015, the Board approved the use of part of the proceeds from the sale and issuance of our 4.00% convertible senior notes due 2020 (“the Notes” or “the offering”, as applicable), issued on December 14, 2105, (see Note 12, “Convertible Notes and Credit Facilities” for additional information on the Notes) to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through the initial purchaser or its affiliate as our agent. Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock at a price of $4.49 per share.
The following table is a summary of our stock repurchases during the quarter ended December 31, 2015 (in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
October 3, 2015 - October 30, 2015	400	$5.96	400	$46,261
October 31, 2015 - November 27, 2015	100	$5.88	100	$45,673
November 28, 2015 - December 31, 2015	—		—	$45,673
	500	$5.95	500
Stock Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NASDAQ Telecommunications Index and of the Standard & Poor’s (S&P) 500 Index for the period commencing December 31, 2010 and ending on December 31, 2015. The graph assumes that $100 was invested in each of the Company’s common stock, the S&P 500 and the NASDAQ Telecommunications Index on December 31, 2010, and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. Harmonic cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Harmonic Inc., the S&P 500 Index, and the NASDAQ Telecommunications Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
Harmonic Inc.
S&P 500
NASDAQ Telecommunications

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Harmonic Inc.	100.00	58.81	59.16	86.11	81.80	47.49
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
NASDAQ Telecom	100.00	89.84	91.94	128.06	133.34	128.91
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
The selected financial data set forth below as of December 31, 2015 and 2014, and for the fiscal years ended December 31, 2015, 2014 and 2013, are derived from our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2013, 2012 and 2011, and for the fiscal years ended December 31, 2012 and 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.
On March 5, 2013, we completed the sale of our cable access HFC business to Aurora Networks. As such, the results of operations associated with cable access HFC business are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Net revenue	$377,027	$433,557	$461,940	$476,871	$490,874
Cost of revenue (1)	174,315	221,209	241,495	256,339	254,058
Gross profit(2)	202,712	212,348	220,445	220,532	236,816
Operating expenses:
Research and development	87,545	93,061	99,938	102,627	99,314
Selling, general and administrative	120,960	131,322	134,014	127,117	127,077
Amortization of intangibles	5,783	6,775	8,096	8,705	8,918
Restructuring and asset impairment charges (1)	1,372	2,761	1,421	—	—
Total operating expenses	215,660	233,919	243,469	238,449	235,309
Income (loss) from operations	(12,948)	(21,571)	(23,024)	(17,917)	1,507
Interest income (expense), net (7)	(333)	132	219	515	374
Other expense, net	(282)	(356)	(347)	(293)	(514)
Loss on impairment of long-term investment (3)	(2,505)	—	—	—	—
Income (loss) from continuing operations before income taxes	(16,068)	(21,795)	(23,152)	(17,695)	1,367
Provision for (benefit from) income taxes (4)(5)	(407)	24,453	(44,741)	(1,506)	(651)
Income (loss) from continuing operations (6)	$(15,661)	$(46,248)	$21,589	$(16,189)	$2,018
Net income (loss) per share from continuing operations:
Basic	$(0.18)	$(0.50)	$0.20	$(0.14)	$0.02
Diluted	$(0.18)	$(0.50)	$0.20	$(0.14)	$0.02
Shares used in per share calculation:
Basic	87,514	92,508	106,529	116,457	115,175
Diluted	87,514	92,508	107,808	116,457	116,427
	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$152,794	$104,879	$170,581	$201,176	$161,837
Working capital	$201,250	$142,754	$243,650	$293,978	$279,060
Total assets	$524,957	$480,518	$606,084	$717,531	$734,166
Convertible debt, long-term(7)	$98,295	$—	$—	$—	$—
Stockholders’ equity	$328,168	$371,813	$494,166	$553,413	$564,316
______________________________________________________________________________________________________

(1)    Starting 2013, we implemented a series of restructuring activities. In 2015, the restructuring and related charges were $1.5 million, of which $1.4 million is included in operating expenses and $0.1 million is included in cost of revenue. In 2014, the restructuring and impairment charges were $3.1 million, of which $2.8 million is included in operating expenses and $0.3 million was included in cost of revenue. In 2013, the restructuring charges were $2.2 million, of which $1.4 million is included in operating expenses and $0.8 million is included in cost of revenue (See Note 11, “Restructuring and Asset Impairment Charges,” of the notes to our Consolidated Financial Statements for detail information).
(2)    Gross margin increased to 53.8% in 2015 compared to 49.0% in 2014. The increase in gross margin was primarily due to decreased expenses related to amortization, operational efficiencies and product mix shifts in our product portfolio. The expense related to amortization of intangibles included in cost of revenue decreased from $13.7 million in 2014 to $0.7 million in 2015, due to majority of the purchased tangible assets becoming fully amortized.
(3)    In 2015, we recorded an impairment charge of $2.5 million for our investment in VJU iTV Development GmbH (“VJU”) as a result of our assessment that this investment was impaired on an other-than-temporary basis (See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information).
(4)    In 2014, we recorded a net increase in valuation allowance of $29.0 million in 2014 against U.S. net deferred tax assets. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets. This unfavorable impact was partially offset by the release of $9.0 million of tax reserves in 2014, including accrued interests and penalties, for our 2010 tax year in the United States, as a result of the expiration of the statute of limitation for that tax year.
(5)    In 2013, we released $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the United States, as a result of the expiration of the statute of limitations for those tax years.
(6)    Income (loss) from continuing operations for 2015, 2014, 2013, 2012 and 2011 included stock-based compensation expense of $15.6 million, $17.3 million, $16.0 million, $18.4 million and $20.3 million, respectively.
(7)    In December 2015, we issued $128.25 million aggregate principal amount of convertible senior notes due December 2020 (“the Notes”) through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes recording $26.9 million in stockholders’ equity. We incurred approximately $4.1 million of debt issuance costs in connection with the issuance of the Notes, which we recorded as a deduction to the carrying amount of the Notes and $0.8 million of debt issuance costs was allocated to stockholders’ equity. The resulting net debt discount, difference between the principal amount of the Notes and the carrying value of the Notes, of $30.2 million is amortized to interest expenses at an effective interest rate of 9.94% over the contractual term of the Notes. In 2015, we recorded $240,000 of coupon interest expense and $216,000 of interest expenses related to the amortization of debt discount. (See Note 12, “Convertible Notes and Credit Facility,” of the notes to our Consolidated Financial Statements for additional information on the Notes).

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

Business Overview
At Harmonic, we design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video and broadband services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones.

We do business in three geographic regions: Americas, EMEA, and APAC. Prior to the fourth quarter of 2014, we operated our business in one reportable segment and starting in the fourth quarter of 2014, we changed our operating segments to align with our internal structure. The new reporting structure consists of two operating segments: Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Cable Edge business sells cable edge solutions and related services, primarily to cable operators globally. We believe these changes provide investors with increased financial reporting transparency and enable better insight into the market and performance trends driving our business.
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

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers in 2015, 2014 and 2013 accounted for approximately 32%, 35% and 31% of our revenue, respectively. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During 2015, 2014 and 2013, revenue from Comcast accounted for 12%, 16% and 12%, of our revenue, respectively. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our 2015 revenue was affected by several external factors hampering our customers’ demand. Among these factors was service provider consolidation impacting several of our historical top ten customers in 2015. We also continue to experience currency-driven delays, particularly in parts of Asia, Europe, Latin America and the Middle East. And across geographies, we continue to work with both service provider and media customers who are making buying decisions much more slowly than they have historically as they grapple with several significant business and technology transitions such as the emerging over-the-top and data center strategies. Primarily as a result of the confluence of these factors our net revenue decreased 13% from $434 million in 2014 to $377 million in 2015. The strengthening of the U.S. dollar negatively impacted our revenue from EMEA in 2015, while the customer consolidations negatively impacted our revenues from all regions in 2015, but primarily the Americas region.
Our Video product revenue declined in both 2015 and 2014, primarily due to our customers’ longer buying cycle as they have been, and continue to be cautious investing in new technologies, such as next-generation IP architecture, Ultra HD and 4K. We believe a material and growing portion of the opportunities in our video business pipeline are linked to a migration to

IP workflows and the distribution of linear and on-demand, over-the-top, new skinny bundle, and new mobile video services and we are committed to continue our market leadership in this business. We are steadily transitioning our video business to be more software-centric, with converged traditional pay-TV and over-the-top services playing an increasingly central role. Our VOS platform, which is enabling video compression delivered to our customers as software, is gaining market momentum, and was the key to several competitive IPTV and over-the-top wins in the fourth quarter of 2015. We anticipate the ongoing video business transition to software will likely compress top-line growth in the video business, but will expand gross margins and operating profit. In addition, our market position, technology differentiation and financial performance will all be enhanced through the Thomson Video Networks (“TVN”) acquisition.
On December 7, 2015, we signed a binding offer, in the form of a “put” option agreement, to acquire TVN.
Our Cable Edge strategy is primarily to become a major player in the approximately $2 billion CCAP market by delivering innovative new DOCSIS 3.1 CMTS technology, that we call CableOS. Our Cable Edge segment, after a successful launch, in 2014 saw an unexpected decline stemming from the unexpectedly strong spending pullback associated with a handful of consolidations in the cable industry and from a slackening of demand as some of our customers are still preparing to make new investments in the converged data and video DOCSIS 3.1 CCAP market. While these trends present challenges for us, we believe we have made some significant progress on DOCSIS 3.1 CMTS technology. During the fourth quarter of 2015, we met our internal development milestones and successfully demonstrated full DOCSIS 3.1 interoperability at one of our major customer’s site. In addition, we received our first multi-million-dollar financial commitment from a Tier 1 international operator. We remain firmly committed to our business strategy and we believe we are on track to make our first CableOS shipments in the second half of 2016. Meanwhile, we expect 2016 global demand for our legacy EdgeQAM technology to be similar to the depressed level that we saw in the back half of 2015.
As a result of the decreases in our net revenue in 2015 and 2014, we implemented a series of restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing extensive, company-wide expense control programs (See Note 11, “Restructuring and Asset Impairment Charges,” of the notes to our Consolidated Financial Statements for additional information).
We ended the year with $152.8 million in cash, cash equivalents and short-term investments, including the net proceeds of approximately $124.7 million from the sale and issuance of convertible notes, which we completed on December 14, 2015 in a private placement (“the Notes”). During 2015, we generated $6.4 million cash from operations, used $72.9 million to repurchase our common stock and completed the issuance of the Notes. (See Note 12, “Convertible Notes and Credit Facilities,” of the notes to our Consolidated Financial Statements for additional information on the Notes).
In December 2015, we issued $128.25 million aggregate principal amount of the Notes maturing December 2020. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016. Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock. The remaining net proceeds of the Notes were used to fund the TVN acquisition, which was completed on February 29, 2016.
We expect that our current sources of liquidity together with our current projections of cash flow from operating activities will provide us adequate liquidity based on our current plans.
Recent Developments
On February 11, 2016, pursuant to the terms of the Put Option Agreement, one of our subsidiaries entered into a securities purchase agreement (the “SPA”) with TVN’s shareholders (the “Sellers”) to purchase 100% of the share capital and voting rights of TVN, on a non-diluted basis. On February 29, 2016, we completed the acquisition of TVN for total cash consideration of approximately $76.5 million. There may be additional post-closing payments in amounts respectively capped to (i) the difference between €76 million (as converted from euros into U.S. dollars) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016, all of which at such times and under the circumstances set forth in the SPA.
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
Impairment of Goodwill or Long-lived Assets
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. We test for goodwill impairment at the reporting unit level, which is the same as our operating segment, on an annual basis in the fourth quarter of each of our fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value.
The provisions of the accounting standard for goodwill and other intangibles allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Various factors are considered in the qualitative assessment, including macroeconomic conditions, financial performance, or a sustained decrease in share price. If as a result of the qualitative assessment, it is deemed more likely than not that the fair value of a reporting unit is less than its carrying amount, management will perform the quantitative test.
We use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
In the first step, the fair value of each of our reporting units is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly-traded companies in similar lines of business. In the application of the income and market valuation approaches, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units, and then apply a control premium which is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with our reporting units.
During the fourth quarter of 2015, we performed the first step of goodwill impairment testing for our two reporting units and concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 87% and 42%, respectively. We have not recorded any impairment charges related to goodwill for any prior periods. Because the Cable Edge reporting unit has an estimated fair value that is not substantially in excess of its carrying value, we will continue to monitor this reporting unit for risk of impairment in future periods.
Our market capitalization has declined so far in 2016. A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. Significant judgment has been applied to determine whether stock price declines are a short-term swing or a long-term trend. We believe that the decline in our stock price will not be sustained as it only fluctuated below the 2015 level for a short period. Additionally, we believe that the fluctuation in market capitalization was driven by general market movement and not company specific factors. We believe that the fair value established during the 2015 annual goodwill impairment testing for its Video and Cable Edge reporting units were reasonable and no triggering event subsequent to the 2015 annual assessment exists. However, a sustained decline in our stock price may lead to a triggering event for goodwill impairment in 2016.
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
In connection with restructuring actions initiated during 2014, we recorded an impairment charge of $1.1 million in fiscal 2014 related to software development costs incurred for a discontinued IT project. In 2015, we recorded an impairment charge of $2.5 million for our investment in VJU as we determined that the entire investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment, expected cash flows and recent events specific to VJU. We have not recorded any other significant impairment charges related to intangible assets or long-lived assets for any prior periods (See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information of VJU investment).
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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. On September 25, 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1 - 10 invalid and claims 11 - 16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11 - 16, on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and we filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision. The litigation is currently stayed.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied our full valuation allowance against our U.S. net deferred tax assets as of December 31, 2015. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.
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
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for our 2008, 2009 and 2010 tax years. The statute of limitations on our 2008 and 2009, and 2010 and 2011 corporate income tax returns expired in September of 2013, 2014 and 2015, respectively. As a result, we released $39.0 million of related tax reserves, including accrued interests and penalties, for the 2008 and 2009 tax years in 2013. Additionally, we released $9.0 million and $0.5 million of related tax reserves, including accrued interests and penalties, for the 2010 and 2011 tax years in 2014 and 2015, respectively.
The 2012 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. We are currently under examination by the U.S. Internal Revenue Service for our 2012 federal income tax return, which commenced officially in August 2015, and so far there has been no proposed adjustment received for the audit. In addition, one of our subsidiaries is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeal. The Ninth Circuit will decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (QCSA) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as enunciated under section 482. We concluded that no adjustment to the consolidated financial statements as of December 31, 2015 is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.
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
See Note 13, “Employee Benefit Plans and Stock-based Compensation,” of the notes to our Consolidated Financial Statements for additional information.
Results of Operations
Net Revenue
Prior to the fourth quarter of 2014, we operated our business in one reportable segment. Beginning in the fourth quarter of 2014, we changed our operating segments to align with how our chief operating decision maker, which for us is our Chief Executive Officer, evaluates the financial information used to allocate resources and assess our performance. The new reporting structure consists of two operating segments: Video and Cable Edge. As a result, the segment information presented has been conformed to the new operating segments for all prior periods. The Video segment sells video processing and production and playout solutions and services worldwide to service providers as well as to broadcast and media companies, including streaming new media companies. The Cable Edge segment sells cable edge solutions and related services to cable operators globally.
The following table presents the breakdown of revenue by segments for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Video	$291,779	$326,756	$381,994	$(34,977)	(11)%	$(55,238)	(14)%
Cable Edge	85,248	106,801	79,946	(21,553)	(20)%	26,855	34%
Total net revenue	$377,027	$433,557	$461,940	$(56,530)	(13)%	$(28,383)	(6)%

Segment revenue as a % of total net revenue:
Video	77%	75%	83%
Cable Edge	23%	25%	17%
The following table presents the breakdown of revenue by geographical region for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Americas	$212,568	$245,849	$237,799	$(33,281)	(14)%	$8,050	3%
EMEA	92,422	109,645	140,929	(17,223)	(16)%	(31,284)	(22)%
APAC	72,037	78,063	83,212	(6,026)	(8)%	(5,149)	(6)%
Total net revenue	$377,027	$433,557	$461,940	$(56,530)	(13)%	$(28,383)	(6)%

Regional revenue as a % of total net revenue:
Americas	56%	57%	51%
EMEA	25%	25%	31%
APAC	19%	18%	18%
Fiscal 2015 compared to Fiscal 2014
Our Video segment net revenue decreased $35.0 million, or 11%, in 2015 compared to 2014. This decrease was primarily attributable to a $44.2 million decrease in video product revenue, offset partially by a $9.2 million increase in video service revenue. Starting in 2014, we experienced the investment pause of several of our customers as they looked ahead towards the industry’s transition to Ultra HD and high-efficiency video coding (“HEVC”) compression and new virtualized architectures for video processing and this negative factor extended into 2015 as we see our customer making investment decisions much slower than before. The consolidation of some of our customers in the North America and EMEA regions also contributed to the spending pause we experienced, particularly in the second half of 2015. In addition, the strengthening of the U.S. dollar contributed to the decline in our international video business, as over half of our video product revenue was derived from international customers. The increases in our service revenue were primarily due to an increase in the installed base of equipment being serviced for our customers, primarily in the Americas, in both the service provider and the broadcast and media markets.
Our Cable Edge segment net revenue decreased $21.6 million, or 20%, in 2015 compared to 2014. Revenue decreased in both our edgeQAM products as well as the new NSG Pro CCAP products in 2015 compared to 2014. The decrease was primarily due to lower spending associated with the consolidations of certain cable operators, both in the United States and Europe, particularly in the second half of 2015, which led to a delay in several of our anticipated large projects as well as some decrease in demand as some of our customers looked ahead to our new next generation CCAP technologies. We are currently developing solutions based on DOCSIS 3.1 CCAP architectures, with initial product deployment scheduled for second half of 2016.

Net revenue in the Americas decreased $33.3 million, or 14%, in 2015 compared to 2014 primarily due to the decreased demand for both our video processing products and Cable Edge products and the unfavorable impacts from industry consolidations and spending delays ahead of new next generation product technologies and architectures. This technology spending pause also contributed to the continued decline in net revenue in EMEA and APAC in 2015. APAC net revenue decreased $6.0 million, or 8%, in 2015 compared to 2014, primarily due to softer demand for our video processing products offset in part by increased revenue from our Cable Edge products. EMEA net revenue decreased $17.2 million, or 16%, in 2015 compared to 2014 with decreases across all product categories. The fragile economic and geopolitical climates in EMEA persisted in 2015 and coupled with the strengthening of the U.S. dollar, primarily drove the overall decline in revenue throughout pockets of Europe and Russia. EMEA revenue was also negatively impacted by industry consolidation in the second half of 2015.
Fiscal 2014 compared to Fiscal 2013
Our Video segment net revenue decreased $55.2 million, or 14%, in 2014 compared to 2013. This decrease was primarily attributable to a $59.5 million decrease in video product revenue, offset partially by a $4.3 million increase in video service revenue. Net revenue for our video processing products declined at nearly twice the rate of our production and playout products during 2014, primarily due to the spending pause of several of our customers as they looked ahead towards the industry’s transition to Ultra HD and HEVC compression, compounded by our customers’ adoption of next-generation video processing architectures, which corresponded with the launch of our software-based VOS platform in April 2014. The decrease in video segment net revenue was also impacted by EMEA’s softening macroeconomic conditions in 2014. The increase in video service revenue was primarily attributable to increased maintenance revenue across all regions, except EMEA.
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
Gross Profit
The following presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Gross profit	$202,712	$212,348	$220,445	$(9,636)	(5)%	$(8,097)	(4)%
As a percentage of net revenue (“gross margin”)	53.8%	49.0%	47.7%
Gross margin increased to 53.8% in 2015 compared to 49.0% in 2014. The increase in gross margin was primarily due to decreased expenses related to amortization, operational efficiencies and product mix shifts in our product portfolio. The expense related to amortization of intangibles included in cost of revenue decreased from $13.7 million in 2014 to $0.7 million in 2015, primarily due to the majority of our purchased tangible assets becoming fully amortized.
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

Research and Development
Our research and development expense consists primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products. The following table presents the research and development expenses and the expense as a percentage of net revenue for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Research and development	$87,545	$93,061	$99,938	$(5,516)	(6)%	$(6,877)	(7)%
As a percentage of net revenue	23.2%	21.5%	21.6%

The $5.5 million, or 6%, decrease in research and development expense in 2015 compared to 2014 was primarily attributable to decreased headcount and related expenses as a result of our worldwide workforce reduction related to our restructuring plans, and to a lesser extent, due to a favorable impact from the strengthened U.S. dollar on our spending denominated in Israeli shekels, reimbursement of research and development expenses for work performed for one of our customers, and decreased depreciation for testing equipment.
The $6.9 million, or 7%, decrease in research and development expense in 2014 compared to 2013 was primarily attributable to decreased headcount and related expenses, and to a lesser extent, decreased prototype materials costs and decreased facilities and other expenses. The decrease in headcount related expenses was primarily a result of our restructuring programs implemented in fiscal 2013. The decreases in research and development expenses in 2014 were offset partially by increased expenses on consulting and outside engineering services primarily related to increased shift of research and development resources to lower cost facilities.
Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expense as a percentage of net revenue for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Selling, general and administrative	$120,960	$131,322	$134,014	$(10,362)	(8)%	$(2,692)	(2)%
As a percentage of net revenue	32.1%	30.3%	29.0%
The $10.4 million, or 8%, decrease in selling, general and administrative expenses in 2015 compared to 2014 was primarily attributable to decreased headcount and related expenses as a result of our worldwide workforce reduction related to our restructuring plans and lower variable employee compensation related expenses as well as decreased depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses. These decreases were offset in part by $1.4 million increase in legal and professional expenses in connection with the acquisition of TVN. See Note 20, “Subsequent Event-TVN Acquisition” of the notes to our Consolidated Financial Statements for additional information on the acquisition.
The $2.7 million, or 2%, decrease in selling, general and administrative expenses in 2014 compared to 2013 was primarily attributable to decreased legal and other professional fees, and to a lesser extent, decreased headcount and related expense and decreased third-party commission expense. In 2013, we had higher legal fees related to our legal proceedings with Avid as well as the legal costs attributable to shareholder activist activity in the second quarter of 2013. These decreases were offset partially by increased facilities rental and other operating expense and increased depreciation for our demonstration equipment.
Segment Operating Income

The following table presents a breakdown of operating income by segment for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Video	$13,529	$18,073	$24,583	$(4,544)	(25)%	$(6,510)	(26)%
Cable Edge	(1,599)	1,239	(1,282)	(2,838)	(229)%	2,521	(197)%
Total segment operating income	$11,930	$19,312	$23,301	(7,382)	(38)%	(3,989)	(17)%

Segment operating income (loss) as a % of segment revenue:
Video	5%	6%	6%
Cable Edge	(2)%	1%	(2)%

The following table presents a reconciliation of total segment operating income to consolidated loss from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2015	2014	2013
Total operating income by segment	$11,930	$19,312	$23,301
Unallocated corporate expenses	(2,794)	(3,076)	(2,994)
Stock-based compensation	(15,582)	(17,287)	(16,002)
Amortization of intangibles	(6,502)	(20,520)	(27,329)
Consolidated operating loss	(12,948)	(21,571)	(23,024)
Non-operating loss	(3,120)	(224)	(128)
Loss from continuing operations before income taxes	$(16,068)	$(21,795)	$(23,152)

Fiscal 2015 compared to Fiscal 2014
Video segment operating income decreased $4.5 million, or 25%, in 2015 compared to 2014 and operating margin decreased from 6% in 2014 to 5% in 2015. The decrease was primarily attributable to an 11% decrease in Video segment revenue, offset in part by the favorable impact from a reduction in operating expenses primarily due to decreased headcount and employee variable compensation related expenses, depreciation for demonstration equipment and cost containment effort in sales and marketing related expenses, as well as efficiencies from manufacturing and overhead spending.
Cable Edge segment operating income decreased $2.8 million, or 229%, in 2015 compared to 2014 and operating margin decreased from 1% in 2014 to (2)% in 2015. The unfavorable impact from a 20% decrease in Cable Edge segment revenue was primarily offset by efficiencies from manufacturing and overhead spending, especially for our NSG Pro products as well as lower research and development expenses.
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
Cable Edge segment operating income increased $2.5 million, or 197%, in 2014 compared to 2013 and operating margin increased from (2)% in 2013 to 1% in 2014. The increase in Cable Edge operating income and margin in 2014 was attributable to a higher sales volume in 2014, a higher proportion of software-rich product sales in 2014, and continued improvements to our supply chain and manufacturing processes.
Amortization of Intangibles
Amortization of intangibles was $5.8 million, $6.8 million and $8.1 million during 2015, 2014 and 2013 respectively. The decreases in the amortization of intangibles expense in each year were primarily due to certain purchased tangible assets becoming fully amortized.

Restructuring and Asset Impairment Charges
We implemented several restructuring plans in the past few years and recorded restructuring and asset impairment charges of $1.5 million, $3.1 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and asset impairment charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and asset impairment charges (in thousands):

	Year ended December 31,
	2015	2014	2013
Product cost of revenue	$113	$315	$823
Operating expenses-Restructuring and asset impairment charges	1,372	2,761	1,421
Total	$1,485	$3,076	$2,244

The restructuring charges of $1.5 million in 2015 were under the Harmonic 2015 Restructuring Plan which primarily consisted of severance and benefits for the termination of 37 employees worldwide.
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
See Note 11, “Restructuring and Asset Impairment Charges,” of the notes to our Consolidated Financial Statements for additional information.
Interest Income (Expense), Net
Interest income (expense), net was $(0.3) million, $0.1 million and $0.2 million during 2015, 2014 and 2013, respectively. Interest expense increased in 2015 reflecting the additional interest expense associated with the convertible senior notes issued in December 2015.
In December 2015, we issued $128.25 million aggregate principal amount of convertible senior notes due 2020 (“the Notes”) through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Notes recording $26.9 million in stockholders’ equity. We incurred approximately $4.1 million of debt issuance costs in connection with the issuance of the Notes which we recorded as a deduction to the carrying amount of the Notes and $0.8 million of debt issuance costs was allocated to stockholders’ equity. The resulting net debt discount, difference between the principal amount of the Notes and the carrying value of the Notes, of $30.2 million is amortized to interest expenses at an effective interest rate of 9.94% over the contractual term of the Notes. In 2015, we recorded $240,000 of coupon interest expense and $216,000 of interest expenses related to the amortization of debt discount. (See Note 12, “Convertible Notes and Credit Facility,” of the notes to our Consolidated Financial Statements for additional information on the Notes).
Other Expense, Net

Other expense, net was $0.3 million, $0.4 million and $0.3 million during 2015, 2014 and 2013, respectively. Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the U.S. dollar. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency forward contracts. The gain (loss) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the Euro, British pound, Japanese yen and Israeli shekels.
Loss on Impairment of Long-term Investment
We attended a VJU board meeting on March 5, 2015 as an observer. At that meeting, we were made aware of significant decreases in VJU’s business prospects, VJU’S existing working capital and prospects for additional funding, compared to the prior information we had received from VJU. Based on our assessment, we determined that our investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on our assessment of VJU’s expected cash flows, the entire investment is expected to be non-recoverable. As a result, we recorded an impairment charge of $2.5 million in the first quarter of 2015. Our impairment loss in VJU is limited to our initial cost of investment of $2.5 million as well as the $0.1 million of research and development cost expensed in September 2014.
For the years ended December 31, 2015 and 2014, we recorded $0.8 million and $0.7 million, respectively, of unrealized losses in accumulated other comprehensive loss relating to our investment in Vislink. We determined that there was no impairment indicators existing at December 31, 2015 that would indicate that the Vislink investment was impaired and we believe the decline in the fair value of Vislink investment was not other than temporary. However, sustained depression of Vislink’s stock price coupled with deterioration in financial condition and near term prospects of the investment may lead to an other-than-temporary impairment assessment in 2016. As of December 31, 2015, our maximum exposure to loss from the Vislink investment was limited to our initial investment cost of $3.3 million.
See Note 5, “Investments in Other Equity Securities” of the notes to our Consolidated Financial Statements for additional information.
Income Taxes
We reported the following operating results for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,
	2015	2014	2013
Loss from continuing operations before income taxes	(16,068)	(21,795)	(23,152)
Provision for (benefit from) income taxes	(407)	24,453	(44,741)
Effective income tax rate	3%	(112)%	193%
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. In addition, our effective tax rates vary in each period primarily due to specific one-time, discrete items that affected the tax rate in the respective period.
In 2015, our effective income tax rate of 3% differed from the U.S. federal statutory rate of 35%, primarily due to a difference in foreign tax rates and our losses generated in the United States for the year received no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets, as well as adjustments relating to our 2014 U.S. federal tax return filed in September 2015 and a reversal of uncertain tax positions resulting from the expiration of statutes of limitations. In addition, the impairment of the VJU investment (see Note 5, “Investments in Other Equity Securities”) received no tax benefit.
In 2014, as a result of cumulated losses in the recent years and the analysis of all available positive and negative evidence, we recorded a full valuation allowance against the beginning of year U.S. net deferred tax assets of $34.0 million. In addition, in 2014, we carried back our 2013 federal net operating loss to 2011 resulting in a tax refund. Certain federal R&D credits were also freed up as a result and utilized to offset income tax reserves as a result of the adoption of ASU 2013-11. These two events reduced the valuation allowance by approximately $5.0 million and led to the net change of valuation allowance of $29.0 million. This unfavorable net impact was offset partially by a tax benefit of $9.0 million associated with the release of tax reserves including accrued interest and penalties, for our 2010 tax year in the United States, as a result of the expiration of the applicable statute of limitation for that year.

In 2013, the benefit from income taxes included a release of $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the United States, as a result of the expiration of the applicable statute of limitations for those tax years. In addition, in 2013, we recorded a $2.4 million tax benefit from the reinstatement of the 2012 U.S. federal research tax credit.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 15, “Income Taxes,” of the notes to our Consolidated Financial Statements.
Discontinued Operations
On February 18, 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46 million from the sale and recorded a net gain of $14.7 million in connection with the sale. See Note 3, “Discontinued Operations” of the notes to our Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations and funds available from financing obtained from capital markets. Cash generated from operations is dependent on a number of factors, including the timing of billings and collections, our operating results, the timing and amount of tax and other liability payment.
In 2015, we generated cash from operations of $6.4 million and obtained $124.7 million of net proceeds from the issuance of the Notes. As of December 31, 2015, our cash and cash equivalents totaled $126.2 million, and our short-term investments totaled $26.6 million, of which $27.9 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
In December 2015, we issued $128.25 million aggregate principal amount of the Notes. We incurred approximately $4.1 million of debt issuance cost, of which $3.5 million was paid in 2015 and the remainder will be paid in the first quarter of 2016. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016 and mature on December 1, 2020. Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock. The remaining net proceeds from the Notes was used to fund our acquisition of TVN, which was completed on February 29, 2016. (See Note 20, “Subsequent Event-TVN Acquisition,” of the notes to our Consolidated Financial Statements for additional information on TVN Acquisition).
On December 22, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on our behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. On December 7, 2015, we entered into a first amendment to the Credit Agreement with JPMorgan to permit us to incur the indebtedness related to issuance of the Notes. On December 15, 2015, we entered into a second amendment to the Credit Agreement with JPMorgan to extend the expiration date of the Credit Agreement to February 20, 2016. We did not renew the Credit Agreement and it duly expired on February 20, 2016. There were no borrowings under the Credit Agreement during the year ended December 31, 2015. As of December 31, 2015, we were in compliance with the covenants under the Credit Agreement.

We believe that existing funds combined with cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$6,351	$47,369	$53,759
Net cash provided by (used in) investing activities	(10,414)	27,799	51,094
Net cash provided by (used in) financing activities	57,533	(92,007)	(111,202)
Effect of exchange rate changes on cash and cash equivalents	(312)	(458)	8
Net increase (decrease) in cash and cash equivalents	$53,158	$(17,297)	$(6,341)
Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, and the continued growth in revenue and timing of billing and cash collections. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory and rent payments.
Net cash provided by operating activities was $6.4 million in 2015, a decrease of $41.0 million compared to 2014, which resulted from our net loss of $15.7 million, adjusted for non-cash items of $41.8 million and a $19.8 million decrease in cash associated with the net change in operating assets and liabilities. The non-cash items primarily consisted of amortization of intangibles, stock-based compensation, depreciation, and a $2.5 million impairment loss on long-term investment. The net change in operating assets and liabilities primarily included increases in prepaid and other current assets and inventories, as well as decreases in accrued and other liabilities and deferred revenue, which were offset in part by an increase in accounts payable. The increase in prepaid and other current assets was primarily due to an $8.5 million advance payment made to an inventory supplier in 2015 in order to secure more favorable pricing from the supplier and this amount is anticipated to be offset against accounts payable owed to this supplier in the first quarter of 2017. The increase in inventories was mainly driven by inventory built up for our new NSG Pro products. The decrease in accrued liabilities was primarily due to lower accruals for salaries and benefits as well as bonus and commissions resulting from the reduction of our worldwide workforce related to our restructuring plans. The decrease in deferred revenue was primarily due to the timing of periodic service and support billings for annual contracts.
Net cash provided by operations was $47.4 million in 2014, a decrease of $6.4 million compared to 2013, which resulted from our net loss of $46.2 million, adjusted for non-cash items of $93.6 million. The non-cash items primarily consisted of amortization of intangibles, stock-based compensation, depreciation and change in deferred income taxes. Deferred income taxes decreased $32.2 million primarily related to the increase in U.S. federal and California tax valuation allowance as a result of our history of recent operating losses that has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets. The net change in operating assets and liabilities in 2014 were minimal. The increase in deferred revenue due to the timing of periodic service and support billings for annual contracts was offset by a decrease in income tax payable primarily due to the reversal of federal income tax reserves as a result of the expiration of the statute of limitation and a decrease in accrued liabilities primarily due to lower accrual for headcount related expenses as well as an increase in prepaid and other assets of $3.3 million primarily related to an advance payment for software license purchases paid to Vislink, plc (“Vislink”), a U.K. public company listed on the AIM exchange (see Note 5, “Investments in Other Equity Securities” of the notes to our Consolidated Financial Statements for additional information).
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
Investing Activities
Net cash used in investing activities during 2015 was $10.4 million, a decrease of $38.2 million compared to cash provided by investing activities of $27.8 million in 2014. The decrease was primarily due to lower proceeds from net sales of available-for-sale investments in 2015 as well as higher capital expenditures in 2015.
Net cash provided by investing activities during 2014 was $27.8 million, a decrease of $23.3 million compared to 2013. The decrease was primarily due to net proceeds from the sale of discontinued operations of $43.5 million received in 2013 and the purchases of long-term investments of $9.4 million in 2014, offset in part by lower capital expenditures and lower net purchases of available-for-sale investments in 2014.
Financing Activities

Net cash provided by financing activities during 2015 was $57.5 million, an increase of $149.5 million compared to 2014. The increase was primarily due to net proceeds of $124.7 million from the sale and issuance of the Notes in December 2015 as well as lower amount of cash used for share repurchases in 2015 and to a lesser extent, higher net proceeds from sale of shares through equity incentive plans during 2015. Cash used for share repurchases in 2015 was $72.9 million, consisting of $23.0 million under our regular common stock repurchase program and $49.9 million of the net proceeds from the issuance of the Notes.
Net cash used in financing activities during 2014 was $92.0 million, a decrease of $19.2 million compared to 2013. The decrease was primarily due to lower amount of cash used for share repurchases in 2014, and to a lesser extent, higher net proceeds from sale of shares through equity incentive plans during 2013, compared to 2014.
Off-Balance Sheet Arrangements
None as of December 31, 2015.
Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of December 31, 2015 are as follows (in thousands):

	Payments Due by Period
	Total Amounts Committed	1 Year or Less	2 -3 Years	4-5 Years	Over 5 Years
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	25,462	4,942	10,260	10,260	—
Operating leases (1)	45,537	10,784	19,988	14,089	676
Purchase commitments (2)	15,295	15,295	—	—	—
Total contractual obligations	$214,544	$31,021	$30,248	$152,599	$676
Other commercial commitments:
Standby letters of credit	$678	$678	$—	$—	$—
Indemnification obligations (3)	—	—	—	—	—
Total commercial commitments	$678	$678	$—	$—	$—
(1) We lease facilities under operating leases expiring through November 2022. Certain of these leases provide for renewal option for periods ranging from one to five years in the normal course of business and we may exercise the renewal option.
(2) During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company.
(3) We indemnify our officers and the members of our Board pursuant to our bylaws and contractual indemnity agreements. We also indemnify some of our suppliers and most of our customers for specified intellectual property matters and some of our other vendors, such as building contractors, pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for defense costs, damages and other expenses (including reasonable attorneys’ fees).
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, approximately $3.9 million of unrecognized tax benefits classified as “Income taxes payable, long-term” in the accompanying Consolidated Balance Sheet as of December 31, 2015, had been excluded from the contractual obligations table above. See Note 15, “Income Taxes” of the notes to our Consolidated Financial Statements for a discussion on income taxes.
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

We have certain international customers who are billed in their local currency, primarily the Euro, British pound and Japanese yen. Sales denominated in foreign currencies were approximately 12%, 10%, and 12% of net revenue in 2015, 2014 and 2013, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage exposures to foreign currency exchange rates and we do not enter into foreign currency forward contracts for trading purposes.

Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Beginning December 2014, we entered into forward currency contracts to hedge forecasted operating expenses and service cost related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for our subsidiaries in Israel. These ILS forward contacts mature generally within 12 months and are designated as cash flow hedges. The effective portion of the gains or losses on the derivative is reported as a component of “Accumulated other comprehensive income (loss)” (“AOCI”) in the Consolidated Balance Sheet and subsequently reclassified into earnings in the same period during which the hedged transactions are recognized in earnings. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the gain or loss on the related derivative will be reclassified from AOCI to earnings immediately.

Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)

We also enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings every period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other income (expense), net” in the Consolidated Statement of Operations, net and are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2015	2014
Derivatives designated as cash flow hedges:
Purchase	$12,984	$16,903
Derivatives not designated as hedging instruments:
Purchase	$6,942	$1,043
Sell	$11,332	$4,925
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under the bank line of credit facility. As of December 31, 2015, our cash, cash equivalents and short-term investments balance was $152.8 million and we have no borrowings under the bank line of credit during the year ended December 31, 2015. Our short-term investments are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported in “accumulated other comprehensive income (loss)”. For the years ended December 31, 2015, 2014 and 2013, realized gains and realized losses from the sale of investments were not material. As of December 31, 2015, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed coupon rate.

Our cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during fiscal 2015, our interest income on cash, cash equivalents and short-term investments would have declined by less than $0.1 million assuming consistent investment levels.

For the years ended December 31, 2015 and 2014, we recorded $0.8 million and $0.7 million, respectively, of unrealized losses in accumulated other comprehensive loss relating to our investment in Vislink (See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information). We determined that there was no impairment indicators existing at December 31, 2015 that would indicate that the Vislink investment was impaired and we believe the decline in the fair value of Vislink investment was not other than temporary. However, sustained depression of Vislink’s stock price coupled with deterioration in financial condition and near term prospects of the investment may lead to an other-than-temporary impairment assessment in 2016. As of December 31, 2015, our maximum exposure to loss from the Vislink investment was limited to our initial investment cost of $3.3 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harmonic Inc.:
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows present fairly, in all material respects, the financial position of Harmonic Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.
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

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 24, 2016

HARMONIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$126,190	$73,032
Short-term investments	26,604	31,847
Accounts receivable, net	69,515	74,144
Inventories	38,819	32,747
Deferred tax assets, short-term	—	3,375
Prepaid expenses and other current assets	25,003	17,539
Total current assets	286,131	232,684
Property and equipment, net	27,012	27,221
Goodwill	197,781	197,884
Intangibles, net	4,097	10,599
Other assets	9,936	12,130
Total assets	$524,957	$480,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,364	$15,318
Income taxes payable	307	893
Deferred revenue	33,856	38,601
Accrued liabilities	31,354	35,118
Total current liabilities	84,881	89,930
Convertible debt, long-term	98,295	—
Income taxes payable, long-term	3,886	4,969
Deferred tax liabilities, long-term	—	3,095
Other non-current liabilities	9,727	10,711
Total liabilities	196,789	108,705
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 76,015 and 87,700 shares issued and outstanding at December 31, 2015 and 2014, respectively	76	88
Additional paid-in capital	2,236,418	2,261,952
Accumulated deficit	(1,903,908)	(1,888,247)
Accumulated other comprehensive loss	(4,418)	(1,980)
Total stockholders’ equity	328,168	371,813
Total liabilities and stockholders’ equity	$524,957	$480,518

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue:
Product	$276,876	$343,186	$376,598
Service	100,151	90,371	85,342
Total net revenue	377,027	433,557	461,940
Cost of revenue:
Product	121,988	172,280	196,766
Service	52,327	48,929	44,729
Total cost of revenue	174,315	221,209	241,495
Total gross profit	202,712	212,348	220,445
Operating expenses:
Research and development	87,545	93,061	99,938
Selling, general and administrative	120,960	131,322	134,014
Amortization of intangibles	5,783	6,775	8,096
Restructuring and asset impairment charges	1,372	2,761	1,421
Total operating expenses	215,660	233,919	243,469
Loss from operations	(12,948)	(21,571)	(23,024)
Interest (expense) income, net	(333)	132	219
Other expense, net	(282)	(356)	(347)
Loss on impairment of long-term investment	(2,505)	—	—
Loss from continuing operations before income taxes	(16,068)	(21,795)	(23,152)
Provision for (benefit from) income taxes	(407)	24,453	(44,741)
Income (loss) from continuing operations	(15,661)	(46,248)	21,589
Income from discontinued operations, net of taxes (including gain on disposal of $14,663, net of taxes, for the year ended December 31, 2013)	—	—	15,438
Net income (loss)	$(15,661)	$(46,248)	$37,027
Basic net income (loss) per share from:
Continuing operations	$(0.18)	$(0.50)	$0.20
Discontinued operations	$—	$—	$0.14
Net income (loss)	$(0.18)	$(0.50)	$0.35
Diluted net income (loss) per share from:
Continuing operations	$(0.18)	$(0.50)	$0.20
Discontinued operations	$—	$—	$0.14
Net income (loss)	$(0.18)	$(0.50)	$0.34
Shares used in per share calculations:
Basic	87,514	92,508	106,529
Diluted	87,514	92,508	107,808

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(15,661)	$(46,248)	$37,027
Other comprehensive income (loss), before tax:
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss), net arising during the period	(133)	311	—
Gains reclassified into earnings	(424)	—	—
	(557)	311	—
Change in unrealized gains (loss) on available-for-sale securities	(785)	(815)	4
Change in foreign currency translation adjustments	(1,111)	(1,281)	260
Other comprehensive income (loss) before tax	(2,453)	(1,785)	264
Provision for (benefit from) income taxes	(15)	(14)	8
Other comprehensive income (loss), net of tax	(2,438)	(1,771)	256
Total comprehensive income (loss)	$(18,099)	$(48,019)	$37,283

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	114,193	$114	$2,432,790	$(1,879,026)	$(465)	$553,413
Net income	—	—	—	37,027	—	37,027
Other comprehensive income, net of tax	—	—	—	—	256	256
Issuance of Common Stock under option, stock award and purchase plans	3,482	3	5,183	—	—	5,186
Repurchase of Common Stock	(18,262)	(18)	(116,511)	—	—	(116,529)
Stock-based compensation	—	—	16,089	—	—	16,089
Reduction in excess tax benefits from stock-based compensation	—	—	(1,276)	—	—	(1,276)
Balance at December 31, 2013	99,413	99	2,336,275	(1,841,999)	(209)	494,166
Net loss	—	—	—	(46,248)	—	(46,248)
Other comprehensive loss, net of tax	—	—	—	—	(1,771)	(1,771)
Issuance of Common Stock under option, stock award and purchase plans	2,181	2	1,104	—	—	1,106
Repurchase of Common Stock	(13,894)	(13)	(93,115)	—	—	(93,128)
Stock-based compensation	—	—	17,287	—	—	17,287
Excess tax benefits from stock-based compensation	—	—	401	—	—	401
Balance at December 31, 2014	87,700	88	2,261,952	(1,888,247)	(1,980)	371,813
Net loss	—	—	—	(15,661)	—	(15,661)
Other comprehensive loss, net of tax	—	—	—	—	(2,438)	(2,438)
Issuance of Common Stock under option, stock award and purchase plans	2,855	3	5,670	—	—	5,673
Repurchase of Common Stock	(14,540)	(15)	(72,848)	—	—	(72,863)
Stock-based compensation	—	—	15,582	—	—	15,582
Conversion feature of convertible notes due 2020	—	—	26,062	—	—	26,062
Balance at December 31, 2015	76,015	$76	$2,236,418	$(1,903,908)	$(4,418)	$328,168

The accompanying notes are an integral part of these consolidated financial statements.

HARMONIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(15,661)	$(46,248)	$37,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	6,502	20,520	27,329
Depreciation	13,241	16,459	16,641
Stock-based compensation	15,582	17,287	16,089
Amortization of discount on convertible debt	216	—	—
Gain on sale of discontinued operations, net of tax	—	—	(14,663)
Restructuring, asset impairment and (gain) loss on retirement of fixed assets	641	1,622	244
Loss on impairment of long-term investment	2,505	—	—
Deferred income taxes, net	(512)	32,163	(8,537)
Provision for doubtful accounts, returns and discounts	2,034	1,943	960
Provision for excess and obsolete inventories	1,585	2,569	3,475
Excess tax benefits from stock-based compensation	—	(15)	(141)
Other non-cash adjustments, net	—	1,108	2,098
Changes in assets and liabilities:
Accounts receivable	2,595	(1,035)	9,908
Inventories	(5,954)	1,610	13,290
Prepaid expenses and other assets	(8,206)	(3,332)	1,807
Accounts payable	4,683	56	(3,363)
Deferred revenues	(4,541)	11,162	(1,922)
Income taxes payable	(1,637)	(7,094)	(40,546)
Accrued and other liabilities	(6,722)	(1,406)	(5,937)
Net cash provided by operating activities	6,351	47,369	53,759
Cash flows from investing activities:
Purchases of investments	(25,261)	(26,599)	(78,764)
Proceeds from maturities of investments	30,379	60,811	63,034
Proceeds from sales of investments	—	13,045	37,890
Purchases of property and equipment	(14,356)	(10,065)	(14,581)
Proceeds from sale of discontinued operations, net of selling costs	—	—	43,515
Purchases of long-term investments	(85)	(9,393)	—
Restricted cash	(1,091)	—	—
Net cash provided by (used in) investing activities	(10,414)	27,799	51,094
Cash flows from financing activities:
Proceeds from convertible debt	128,250	—	—
Payment of convertible debt issuance cost	(3,527)	—	—
Proceeds from common stock issued to employees	9,222	4,742	8,521
Payment of tax withholding obligations related to net share settlements of restricted stock units	(3,549)	(3,636)	(3,335)
Payments for repurchases of common stock	(72,863)	(93,128)	(116,529)
Excess tax benefits from stock-based compensation	—	15	141
Net cash provided by (used in) financing activities	57,533	(92,007)	(111,202)
Effect of exchange rate changes on cash and cash equivalents	(312)	(458)	8
Net increase (decrease) in cash and cash equivalents	53,158	(17,297)	(6,341)
Cash and cash equivalents at beginning of period	73,032	90,329	96,670
Cash and cash equivalents at end of period	$126,190	$73,032	$90,329
Supplemental disclosures of cash flow information:
Income tax payments, net	$952	$1,926	$4,341
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$235	$854	$434
Debt issuance costs incurred but not yet paid	582	—	—
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of Harmonic include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter which ends on December 31.
Discontinued Operations
On March 5, 2013, the Company completed the sale of its cable access hybrid-fiber coaxial (“HFC”) business to Aurora Networks (“Aurora”) for $46.0 million in cash. The results of operations associated with the cable access HFC business were presented as discontinued operations in its condensed consolidated financial statements as described in Note 3, “Discontinued Operations”. There were no operating activities associated with the cable access HFC business after December 31, 2013. Unless noted otherwise, all discussions herein with respect to the Company’s audited consolidated financial statements relate to the Company’s continuing operations.
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
Reclassifications / Out-of-Period Adjustments
Starting in the second quarter of 2015, in lieu of presenting the amortization of investment premium as a positive adjustment in the reconciliation of net income to operating cash flows, the entire cash flow, including premium is now reflected as an investing outflow, akin to a return of capital. The Company adopted this new classification method on a prospective basis starting 2015 because the new classification method does not have a material impact to the Company’s Consolidated Statements of Cash Flow for all prior periods effected.
Cash and Cash Equivalents and Short-term investments
Cash and cash equivalents include all cash and highly liquid investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
Restricted Cash and Deposits
As of December 31, 2015, the Company had $1.1 million of total restricted cash. The restricted cash balances are held as cash collateral security for certain bank guarantees and it is included in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheet. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.
Short-Term Investments
The Company’s short-term investments, which are classified as available-for-sale securities, comprised primarily of U.S. federal government bonds, state, municipal and local government agencies bonds, corporate bonds, commercial paper and certificates of deposit, with stated maturities greater than three months from the date of purchase. The Company may or may not hold these securities until maturity because after considering the Company’s liquidity requirements, the Company may sell these securities prior to their stated maturities. Since these securities are considered as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under short-term investments in the Consolidated Balance Sheets.
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
Investments in Equity Securities
From time to time, the Company may acquire certain equity investments for the promotion of business and strategic objectives and these investments may be in marketable equity securities or non-marketable equity securities. The Company accounts for its investments in entities that it does not have significant influence under the cost method. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as long-term investments and included in “Other assets” in the Company’s Consolidated Balance Sheet. Unrealized gains and losses, net of taxes, on the long-term investments are included in the Company’s Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss). Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, the Company’s initial investment is recorded at cost and the Company reviews all of its cost method investments quarterly to determine if impairment indicators exist. Cost method investments are classified as long-term investments and included in “Other assets” in the Company’s Consolidated Balance Sheet.

Variable Interest Entities

From time to time, the Company may enter into investments in entities that are considered variable interest entities under Accounting Standards Codification (ASC) Topic 810. If the Company is the primary beneficiary of a variable interest entity (“VIE”), it is required to consolidate it. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE requires significant assumptions and judgments. The Company has concluded that none of the Company’s equity investments require consolidation as they are either not variable interest entities or, of the equity investments that are variable interest entities, the Company is not considered to be the primary beneficiary based on an assessment performed by management.

Concentrations of Credit Risk/Major Customers/Supplier Concentration

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are invested in short-term, highly liquid, investment-grade obligations of commercial or governmental issuers, in accordance with the Company’s investment policy. The investment policy limits the amount of credit exposure to any one financial institution, commercial or governmental issuer. The Company’s accounts receivable are derived from sales to cable, satellite, telco, and broadcast and media companies. The Company generally does not require collateral from its customers, and performs ongoing credit evaluations of its customers and provides for expected losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. No customers had a balance greater than 10% of the Company’s net accounts receivable balance as of December 31, 2015 and 2014. In the years ended December 31, 2015, 2014 and 2013, sales to Comcast accounted for 12%, 16% and 12% of the Company’s net revenue, respectively, and no other single customer accounts for more than 10% of total net revenue.

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

In accordance with the software revenue recognition guidance, the Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The cost of inventories is comprised of material, labor and manufacturing overhead. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand and market conditions, expected product life cycles and current inventory levels. Such provisions are charged to cost of revenue in the Company’s Consolidated Statements of Operations.
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
The Company incurs costs associated with developing software for internal use and for which no plan exists to market the software externally. The Company capitalizes the costs as part of property and equipment and recognizes the associated depreciation over the software’s estimated useful life of generally three years. Capitalized software costs for internal use have been insignificant in each of the periods presented.
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
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis in the fourth quarter of each of its fiscal years, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company uses a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, which is performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If this difference is less than the net book value of goodwill, an impairment exists and is recorded.
In fiscal 2013, the Company performed goodwill impairment test as a single reporting unit. In fiscal 2014, due to a change in the Company’s reporting structure, the goodwill impairment is tested at its two reporting units, which are the same as the operating segments (see Note 17, “Segment Information, Geographic Information and Customer Concentration” for additional information on operating segments). Goodwill is assigned to the reporting units using the relative fair values of the reporting units and the fair values of the reporting units were determined utilizing a blend of the income approach and the market approach. There was no impairment of goodwill resulting from the Company’s fiscal 2015 annual impairment testing in the fourth quarter of 2015 (See Note 8, “Goodwill and Identified Intangible Assets” for additional information).
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
For subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains and losses are included in other income (expense), net in the Company’s Consolidated Statements of Operations. The Company recorded remeasurement losses of $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The derivative instruments are recorded at fair value in prepaid expenses and other current assets or accrued liabilities in the Company’s Consolidated Balance Sheet. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
Restructuring and Related Charges
The Company’s restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. The Company determines the excess facilities accrual based on expected cash payments, under the applicable facility lease, reduced by any estimated sublease rental income for such facility. Other costs primarily consist of costs to write down the values of inventories and leasehold improvement write-down as a result of restructuring activities (see Note 11, “Restructuring and Asset Impairment Charges” for additional information).
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
Advertising Expenses
All advertising costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Advertising expense was $1.4 million, $0.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based compensation awards made to employees and directors, including stock options, restricted stock units and awards related to the Company’s Employee Stock Purchase Plan (“ESPP”), based upon the grant-date fair value of those awards.
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
Income Taxes
In preparing the Company’s financial statements, the Company estimates the income taxes for each of the jurisdictions in which the Company operates. This involves estimating the Company’s actual current tax exposures and assessing temporary and permanent differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet.
The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. A history of operating losses in recent years has led to uncertainty with respect to our ability to realize certain of our net deferred tax assets, and as a result we applied full valuation allowance against our U.S. net deferred tax assets as of December 31, 2015. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.
The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in the Company’s judgment, is more than 50% likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.
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
Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment. With effect from the fourth quarter of 2014, the Company changed its operating segments to align with how the CODM evaluates the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. All prior period segment information presented has been conformed to the new operating segments.
Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative translation adjustments, unrealized gains and losses on certain foreign currency forward contracts that qualify as cash flow hedges and available-for-sale securities.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue recognition, requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The original effective date for this new standard would have required the Company to adopt beginning in its first quarter of 2018. In August 2015, the FASB issued an accounting standard update for the deferral of the effective date by one year and permits early adoption, but not before the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.
In November 2014, the FASB issued an accounting standard update for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting standard update will not impact the Company’s financial position, results of operations or cash flows.
In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to this accounting update, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. This accounting standard update does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted this accounting standard update as of the end of its fiscal 2015 in connection with the convertible senior notes issued in December 2015 (see Note 12, “Convertible Notes and Credit Facilities”), resulting in the classification of $3.2 million of unamortized debt issuance costs as a deduction from long-term liability on its Consolidated Balance Sheet at December 31, 2015. Other than this transaction, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.
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
In November 2015, the FASB issued an accounting standard update that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company early-adopted prospectively this accounting standard update as of the end of its fiscal 2015, resulting in $15.9 million of net deferred tax assets, along with its related valuation allowance, being classified as non-current on the Consolidated Balance Sheet as of December 31, 2015. Other than this reclassification, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued an accounting standard update which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In February 2016, the FASB amends the existing accounting standard for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The new standard will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting the new leases standard on its consolidated financial statements.
NOTE 3: DISCONTINUED OPERATIONS
In February 2013, the Company entered into an Asset Purchase Agreement with Aurora pursuant to which the Company agreed to sell its cable access HFC business for $46 million in cash. On March 5, 2013, the sale transaction closed and the Company received gross proceeds of $46 million from the sale and recorded a net gain of $14.7 million in connection with the sale. The gain was included in income from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2013.
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
The results of operations associated with the cable access HFC business are presented as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. There were no operating activities associated with the cable access HFC business after December 31, 2013. Revenue and the components of net income related to the discontinued operations for the year ended December 31, 2013 was as follows (in thousands):

Year ended December 31
2013
Revenue	$9,717
Operating income	$539
Less : Benefit from income taxes	(236)
Add : Gain on disposal, net of tax	14,663
Income from discontinued operations, net of taxes	$15,438
NOTE 4: SHORT-TERM INVESTMENTS

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Corporate bonds	$25,557	$—	$(52)	$25,505
Commercial paper	1,099	—	—	1,099
Total short-term investments	$26,656	$—	$(52)	$26,604
As of December 31, 2014
State, municipal and local government agencies bonds	$13,946	$16	$(1)	$13,961
Corporate bonds	17,899	3	(16)	17,886
Total short-term investments	$31,845	$19	$(17)	$31,847
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	December 31,
	2015	2014
Less than one year	$19,642	$30,946
Due in 1 - 2 years	6,962	901
Total short-term investments	$26,604	$31,847
Short-term investments are used to fund the Company’s current operations. In the event the Company needs or desires to access funds from the short-term investments that it holds, it is possible that the Company may not be able to do so due to market conditions. If a buyer is found, but is unwilling to purchase the investments at par or the Company’s cost, it may incur a loss. Further, rating downgrades of the security issuer or the third parties insuring such investments may require the Company to adjust the carrying value of these investments through an impairment charge. The Company’s inability to sell all or some of the Company’s short-term investments at par or the Company’s cost, or rating downgrades of issuers or insurers of these securities, could adversely affect the Company’s results of operations or financial condition.
For the years ended December 31, 2015, 2014 and 2013, realized gains and realized losses from the sale of short-term investments were not material.
At December 31, 2015 and 2014, $5.4 million and $8.6 million, respectively, of investments in equity securities of other privately and publicly held companies are considered as long-term investments and are included in “other assets” in the Consolidated Balance sheet (See Note 5, “Investments in Other Equity Securities” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of December 31, 2015.
As of December 31, 2015, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.
NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other assets” in the Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange, for $3.3 million, and also made a $3.3 million prepayment to Vislink for future software license purchases. As of December 31, 2015, there was no outstanding balance in the prepayment to Vislink for future software license purchase. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $1.8 million and $2.6 million as of December 31, 2015 and December 31, 2014, respectively, and Vislink’s accumulated unrealized loss, net of taxes was $1.5 million and $0.7 million as of December 31, 2015 and December 31, 2014, respectively. The accumulated unrealized loss is included in the Consolidated Balance Sheet as a component of “Accumulated other comprehensive income (loss)”.
The Company assessed this available-for-sale investment that was in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. The assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than the Company’s cost basis; the financial condition and near-term prospects of the investment; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, it is determined that the decline in fair value of Vislink was not other than temporary and did not record any impairment charges as of December 31, 2015. However, sustained depression of Vislink’s stock price coupled with deterioration in financial condition and near term prospects of the investment may lead to an other-than-temporary impairment assessment in 2016. The Company’s maximum exposure to loss from the Vislink investment as of December 31, 2015 was limited to its initial investment cost of $3.3 million.
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
At VJU’s shareholders meeting held on October 15, 2015, additional contributions by existing shareholders were approved. The Company did not provide additional contributions to VJU, and as a result, the Company‘s equity interest in VJU decreased from to 19.8% to 9.9%.
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by subscribing to EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, EDC investment is accounted for as a cost-method investment and as of December 31, 2015 and December 31, 2014, the carrying value of EDC was $3.6 million and $3.5 million, respectively.
The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of December 31, 2015 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC (2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs during the year ended December 31, 2015. As of December 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
(2) The Company’s maximum exposure to loss with respect to EDC as of December 31, 2015 was limited to the investment cost of $3.6 million, including $0.1 million of transaction costs.
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
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)
Beginning in December 2014, the Company entered into forward currency contracts to hedge forecasted operating expenses and service costs related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for its subsidiaries in Israel. These ILS forward contacts mature generally within twelve months and are designated as cash flow hedges. For derivatives that are designated as hedges of forecasted foreign currency denominated operating expenses and service costs, the Company assesses effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of “Accumulated other comprehensive income (loss)” (“AOCI”) in the Consolidated Balance Sheet until such time as the hedged transaction impacts earnings. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)
Balance sheet hedges consist of foreign currency forward contracts, mature generally within three months, are carried at fair value and they are used to minimize the short-term impact of foreign currency exchange rate fluctuation on cash and certain trade and inter-company receivables and payables. Changes in the fair value of these foreign currency forward contracts are recognized in “Other income (expense), net” in the Consolidated Statement of Operations and are largely offset by the changes in the fair value of the assets or liabilities being hedged.
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Consolidated Statements of Operations were as follows (in thousands):

		Years ended December 31,
	Financial Statement Location	2015	2014	2013
Derivatives designated as hedging instruments:
Gains (losses) in AOCI on derivatives (effective portion)	AOCI	$(133)	$311	$—
Gains reclassified from AOCI into income (effective portion)	Cost of Revenue	$59
	Operating Expense	365
	Total	$424	$—	$—
Gains (losses) recognized in income on derivatives (amount excluded from effectiveness testing)	Other income (expense), net	$(87)	$18	$—
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$344	$(72)	$596
The Company anticipates the AOCI balance of $133,000 at December 31, 2015, relating to net unrealized losses from cash flow hedges, will be reclassified to earnings within the next twelve months.
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	December 31,
	2015	2014
Derivatives designated as cash flow hedges:
Purchase	$12,984	$16,903
Derivatives not designated as hedging instruments:
Purchase	$6,942	$1,043
Sell	$11,332	$4,925
The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Asset Liabilities
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$13	$329	Accrued Liabilities	$281	$—
		$13	$329		$281	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$100	$12	Accrued Liabilities	$90	$7
		$100	$12		$90	$7
Total derivatives		$113	$341		$371	$7
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of December 31, 2015, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$113	—	$113	$(113)	—	$—
Derivative Liabilities	$371	—	$371	$(113)	—	$258
As of December 31, 2014, there was no potential effect of rights of offset associated with the outstanding foreign currency forward contracts that would result in a net derivative asset or net derivative liability.
In connection with the foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. These compensating balance arrangements do not legally restrict the use of cash and as of December 31, 2015, the total compensating balance maintained was $2.5 million.
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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $123.1 million as of December 31, 2015, and represents a Level 2 valuation. (See Note 12, “Convertible Notes and Credit Facilities-4.0% Convertible Senior Notes” for additional information on the convertible notes.)
During the years ended December 31, 2015, 2014 and 2013 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Cash equivalents
Money market funds	$53,434	$—	$—	$53,434
U.S. Treasury bills	24,998	—	—	24,998
Short-term investments
Corporate bonds	—	25,505	—	25,505
Commercial paper	—	1,099	—	1,099
Prepaids and other current assets
Time deposit pledged for credit card facility		580		580
Derivative assets	—	113	—	113
Other assets
Long-term investment	1,840	—	—	1,840
Total assets measured and recorded at fair value	$80,272	$27,297	$—	$107,569
Accrued liabilities
Derivative liabilities	$—	$371	$—	$371
Total liabilities measured and recorded at fair value	$—	$371	$—	$371

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents
Money market funds	$23,121	$—	$—	$23,121
Short-term investments
State, municipal and local government agencies bonds	—	13,961	—	13,961
Corporate bonds	—	17,886	—	17,886
Prepaids and other current assets
Derivative assets	—	341	—	341
Other assets
Long-term investment	2,606	—	—	2,606
Total assets measured and recorded at fair value	$25,727	$32,188	$—	$57,915
Accrued liabilities
Derivative liabilities	$—	$7	$—	$7
Total liabilities measured and recorded at fair value	$—	$7	$—	$7
NOTE 8: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of fiscal October.
Prior to the fourth quarter of 2014, the Company operated its business in one reportable segment. Effective in fourth quarter of 2014, the Company changed its operating segments to align with how the Company’s Chief Operating Decision Maker evaluates the financial information used to allocate resources and assess performance of the Company. The new reporting structure consists of two operating segments: Video and Cable Edge. The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
Balance as of December 31, 2014	$136,975	$60,909	$197,884
Foreign currency translation adjustment	(71)	(32)	(103)
Balance as of December 31, 2015	$136,904	$60,877	$197,781
The Company performs its annual goodwill impairment review of its two reporting units, which are the same as its operating segments, during the fourth fiscal quarter of 2015. It is concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 87% and 42%, respectively. In addition, the Company has not recorded any impairment charges related to goodwill for any prior periods. Because the Cable Edge reporting unit has an estimated fair value that is not substantially in excess of its carrying value, the Company will continue to monitor this reporting unit for risk of impairment in future periods.
The Company’s market capitalization has declined so far in 2016. A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. Significant judgment has been applied to determine whether stock price declines are a short-term swing or a long-term trend. The Company believes that the decline in its stock price will not be sustained as it only fluctuated below the 2015 level for a short period. Additionally, the Company believes that the fluctuation in market capitalization is driven by general market movement and not company specific factors. The Company believes that the fair value established during the 2015 annual goodwill impairment testing for its Video and Cable Edge reporting units were reasonable and no triggering event subsequent to the 2015 annual assessment exists. However, a sustained decline in the Company stock price may lead to a triggering event for goodwill impairment in 2016.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. If the Company’s assumptions and related estimates change in the future, or if the Company’s reporting structure changes or other events and circumstances change (e.g. such as a sustained decrease in the Company’s stock price), the Company may be required to record impairment charges in future periods. Any impairment charges that the Company may take in the future could be material to its results of operations and financial condition.
Identified Intangible Assets
The following is a summary of identified intangible assets (in thousands):

		December 31, 2015			December 31, 2014
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangibles:
Developed core technology	4-6 years	$10,987	$(10,987)	$—	$136,145	$(135,426)	$719
Customer relationships/contracts	5-6 years	29,200	(25,752)	3,448	67,098	(58,784)	8,314
Trademarks and tradenames	4-5 years	—	—	—	11,361	(11,361)	—
Maintenance agreements and related relationships	6-7 years	5,500	(4,851)	649	7,100	(5,534)	1,566
Total identifiable intangibles		$45,687	$(41,590)	$4,097	$221,704	$(211,105)	$10,599
As of December 31, 2015, certain fully amortized intangible assets have been removed from both the gross and accumulated amortization amounts. The balance of intangibles, net of $4.1 million at December 31, 2015 will be fully amortized in 2016 and recorded in operating expenses.
Amortization expense for the identifiable purchased intangible assets for the years ended December 31, 2015, 2014 and 2013 was allocated as follows (in thousands):

	December 31,
	2015	2014	2013
Included in cost of revenue	$719	$13,745	$19,233
Included in operating expenses	5,783	6,775	8,096
Total amortization expense	$6,502	$20,520	$27,329
NOTE 9: ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable, net:
Accounts receivable	$73,855	$81,201
Less: allowance for doubtful accounts and sales returns	(4,340)	(7,057)
Total	$69,515	$74,144

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
The following is a summary of activity in allowances for doubtful accounts and sales returns for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Period	Charges to Revenue	Charges (Credits) to Expense	Additions to (Deductions from) Reserves	Balance at End of Period
Year ended December 31,
2015	$7,057	$1,826	$208	$(4,751)	$4,340
2014	$8,214	$2,181	$(238)	$(3,100)	$7,057
2013	$9,595	$537	$423	$(2,341)	$8,214

NOTE 10: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	December 31,
	2015	2014
Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer (1)	$8,500	$—
Prepaid software license to Vislink (2)	—	1,233
Other prepayments	8,736	9,713
Deferred cost of revenue	4,601	2,524
Income tax receivable	1,770	2,316
Restricted cash (3)	1,093	—
Other	303	1,753
Total	$25,003	$17,539

(1) From time to time, the Company makes advance payment to a supplier for future inventory in order to secure more favorable pricing. The Company anticipates that this amount will be offset in the first quarter of 2017 against the accounts payable owed to this supplier.
(2) The prepaid inventories were related to prepayment for software licenses made to Vislink (see Note 5, “Investments in Other Equity Securities” for additional information on Vislink).
(3) The restricted cash balances are held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party.

	December 31,
	2015	2014
Inventories:
Raw materials	$5,421	$1,422
Work-in-process	1,950	1,255
Finished goods	31,448	30,070
Total	$38,819	$32,747

	December 31,
	2015	2014
Property and equipment, net:
Furniture and fixtures	$7,808	$7,691
Machinery and equipment	93,010	86,766
Capitalized software	29,391	29,265
Leasehold improvements	10,000	8,140
Property and equipment, gross	140,209	131,862
Less: accumulated depreciation and amortization	(113,197)	(104,641)
Total	$27,012	$27,221

	December 31,
	2015	2014
Accrued liabilities:
Accrued compensation	$4,688	$6,655
Accrued incentive compensation	3,476	5,125
Accrued warranty	3,913	4,242
Other	19,277	19,096
Total	$31,354	$35,118

	December 31,
	2015	2014
Other non-current Liabilities:
Deferred rent, long-term	$6,340	$7,501
Deferred revenue, long-term	3,093	2,890
Other	294	320
Total	$9,727	$10,711
NOTE 11: RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
The Company implemented several restructuring plans in the past few years and recorded restructuring and asset impairment charges of $1.5 million, $3.1 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The goal of these plans was to bring its operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
The restructuring charges of $1.5 million in 2015 were primarily related to the 2015 restructuring plan implemented during fourth quarter of 2014. Of the $3.1 million restructuring charges recorded in 2014, $2.2 million was recorded in the fourth quarter of 2014 related to the 2015 restructuring plan and the remaining $0.9 million, as well as the restructuring charges of $2.2 million recorded in 2013, were related to restructuring plan implemented in 2013.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and asset impairment charges” in the Consolidated Statements of Operations. The following table summarizes the restructuring and asset impairment charges (in thousands):

	Year ended December 31,
	2015	2014	2013
Product cost of revenue	$113	$315	$823
Operating expenses-Restructuring and asset impairment charges	1,372	2,761	1,421
Total	$1,485	$3,076	$2,244

Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company implemented a restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing excess assets. The Company recorded $2.2 million of restructuring and asset impairment charges under this plan in fiscal 2014 consisting primarily of a fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project; severance and benefits related to the termination of 19 employees worldwide and other charges. In fiscal 2015, the Company recorded an additional $1.5 million of restructuring charges under this plan consisting primarily of severance and benefits for the termination of 37 employees worldwide. The Company expects to complete its actions under this plan by early 2016.
The following table summarizes the activities in the Harmonic 2015 restructuring accrual during the years ended December 31, 2015 and 2014 (in thousands):

	Termination of an information technology ("IT") project	Severance and benefits	Termination of a research and development project	Other charges	Total
Charges for 2015 Restructuring Plan	$1,138	$599	$307	$125	$2,169
Cash payments	—	(294)	(307)	—	(601)
Non-cash write-offs	(1,138)	—	—	(108)	(1,246)
Balance at December 31, 2014	—	305	—	17	322
Charges for 2015 Restructuring Plan	—	1,413	—	204	1,617
Adjustments to restructuring provisions	—	(126)	—	(6)	(132)
Cash payments	—	(1,328)	—	(13)	(1,341)
Non-cash write-offs	—	—	—	(202)	(202)
Balance at December 31, 2015	$—	$264	$—	$—	$264
The Company anticipates that the remaining restructuring accrual balance of $0.3 million will be paid out in 2016.

Harmonic 2013 Restructuring
The Company implemented a series of restructuring plans in 2013 to reduce costs and improve efficiencies and the actions extended through the third quarter of fiscal 2014. The Company recorded restructuring charges of $2.2 million in fiscal 2013 under this plan consisting primarily of severance and benefits related to the termination of 85 employees worldwide and, to a lesser extent, the costs associated with writing down some of its inventory to net realizable value due to restructuring activities in its Israel facilities. The Company recorded an additional $0.9 million restructuring charges in fiscal 2014 under this plan primarily for severance and benefits related to the termination of 25 employees worldwide.
The following table summarizes the activities in the Harmonic 2013 restructuring accrual during the years ended December 31, 2014 and 2013 (in thousands):

	Severance	Impairment of Leasehold Improvement	Obsolete Inventories	Termination of a Research and Development Project	Excess Facilities	Total
Charges for 2013 Restructuring Plan	$1,663	$101	$404	$—	$—	$2,168
Adjustments to restructuring provisions	29	48	—	—	—	77
Cash payments	(1,513)	—	—	—	—	(1,513)
Non-cash write-offs	—	(149)	(404)	—	—	(553)
Balance at December 31, 2013	179	—	—	—	—	179
Charges for 2013 Restructuring Plan	829	—	—	63	32	924
Adjustments to restructuring provisions	(17)	—	—	—	—	(17)
Cash payments	(991)	—	—	(63)	(32)	(1,086)
Balance at December 31, 2014	$—	$—	$—	$—	$—	$—
HFC Restructuring
As a result of the sale of the cable access HFC business in March 2013, the Company recorded $0.6 million of restructuring charge under “Income from discontinued operations” in fiscal 2013. The restructuring charge consisted primarily of severance and benefits related to 19 employees terminated by the Company and Aurora.
The following table summarizes the activities in the HFC restructuring accrual during the years ended December 31, 2014 and 2013 (in thousands):

	Severance	Contract Termination	Total
Charges for HFC Restructuring Plan recorded in discontinued operations	$403	$124	$527
Adjustments to restructuring provisions	102	(29)	73
Cash payments	(492)	(95)	(587)
Balance at December 31, 2013	13	—	13
Cash payments	(13)	—	(13)
Balance at December 31, 2014	$—	$—	$—

NOTE 12: CONVERTIBLE NOTES AND CREDIT FACILITIES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million aggregate principal amount of unsecured convertible senior notes due 2020 (the “offering” or “Notes”, as applicable) through a private placement with a financial institution. The Notes do not contain any financial covenants. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016. The Notes will mature on December 1, 2020, unless earlier repurchased or converted. The Company incurred approximately $4.1 million of debt issuance cost, of which $3.5 million was paid in 2015 and the remainder will be paid in the first quarter of 2016.
Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of the offering in privately negotiated transactions effected through the initial purchaser or its affiliate as the Company’s agent. Additionally, the Company used the remaining net proceeds from the offering to fund the Thomson Video Networks SAS (“TVN”) acquisition, which completed on February 29, 2016 (see “Note 20, Subsequent Event-TVN Acquisition” for additional information).
Subject to satisfaction of certain conditions and during certain periods, the Notes will be convertible at the option of holders into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.
Prior to September 1, 2020, the Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 3, 2016 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “ measurement period ”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
If a fundamental change occurs, holders of the Notes may require the Company to purchase all or any portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the maturity date, the conversion rate may be increased for a holder who elects to convert the Notes in connection with such a corporate event.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes as a whole. The difference between the initial proceeds of the Notes and the liability component (the “debt discount”) of $26.9 million, is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the carrying amount of the debt liability in long-term liability in the Consolidated Balance Sheets and are being amortized to interest expense in the Consolidated Statements of Operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the Consolidated Balance Sheets. The Company recorded liability issuance costs, or debt issuance costs, of $3.2 million and equity issuance costs of $0.9 million.
The following table presents the components of the Notes as of December 31, 2015 (in thousands, except for years and percentages):

Liability:
Principal amount	$128,250
Less: Debt discount, net of amortization	(26,732)
Less: Debt issuance costs, net of amortization	(3,223)
Carrying amount	$98,295
Remaining amortization period (years)	4.9 years
Effective interest rate on liability component	9.94%

Equity:
Value of conversion option	$26,925
Less: Equity issuance costs	(863)
Carrying amount	$26,062

The following table presents interest expense recognized related to the Notes for the year ended December 31, 2015 (in thousands):

Contractual interest expense	$240
Amortization of debt discount	193
Amortization of debt issuance costs	23
Total interest expense recognized	$456

Credit Facilities
On December 22, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) for a $20.0 million revolving credit facility, with a sublimit of $10.0 million for the issuance of commercial and standby letters of credit on the Company’s behalf. Revolving loans under the Credit Agreement may be borrowed, repaid and re-borrowed until December 22, 2015, at which time all amounts borrowed must be repaid. On December 7, 2015, the Company entered into a first amendment to the Credit Agreement with JPMorgan to permit the Company to incur the indebtedness related to issuance of the Notes mentioned above. On December 15, 2015, the Company entered into a second amendment to the Credit Agreement with JPMorgan to extend the expiration date of the Credit Agreement to February 20, 2016. The Company did not renew the Credit Agreement and it duly expired on February 20, 2016. There were no borrowings under the Credit Agreement during the year ended December 31, 2015. As of December 31, 2015, the Company was in compliance with the covenants under the Credit Agreement.
NOTE 13: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
The Company’s stock benefit plans include the employee stock purchase plan and current active stock plans adopted in 1995 and 2002 as well as one stock plan assumed through an acquisition in 2010. Other than the employee stock purchase plan, the 1995 stock plan and the 2002 director plan described below, the other inactive plans have no shares available for future grant. As of December 31, 2015, for the stock plan assumed through an acquisition, 129,385 shares were reserved for issuance.
Employee Stock Plans
1995 Stock Plan
The 1995 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock units (“RSUs”). Incentive stock options may be granted only to employees. All other awards may be granted to employees and consultants. Under the terms of the 1995 Stock Plan, incentive stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant and non-statutory stock options may be granted at prices not less than 85% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally two to four years, and expire seven years from date of grant. Options granted prior to February 2006 expire ten years from the date of grant. Grants of RSUs and any non-statutory stock options issued at prices less than the fair market value on the date of grant decrease the plan reserve 1.5 shares for every unit or share granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit or share forfeited. As of December 31, 2015, an aggregate of 13,065,852 shares of common stock were reserved for issuance under the 1995 Stock Plan, of which 5,524,259 shares remained available for grant.
2002 Director Plan
The 2002 Director Plan provides for the grant of non-statutory stock options and RSUs to non-employee directors of the Company. Under the terms of the 2002 Director Plan, non-statutory stock options may be granted at prices not less than 100% of the fair value of the Company’s common stock on the date of grant. RSUs have no exercise price. Both options and RSUs vest over a period of time as determined by the Board, generally three years for the initial grant and one year for subsequent grants to a non-employee director, and expire seven years from date of grant. Grants of RSUs decrease the plan reserve 1.5 shares for every unit granted and any forfeitures of these awards due to their not vesting would increase the plan reserve by 1.5 shares for every unit forfeited. In November 2015, the authorized number of shares under the 2002 Director plan was increased from 2,000,000 to 2,350,000. As of December 31, 2015, an aggregate of 810,230 shares of common stock were reserved for issuance under the 2002 Director Plan, of which 625,244 shares remained available for grant.
Employee Stock Purchase Plan
The 2002 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of share purchase rights to employees of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue

Code. The ESPP enables employees to purchase shares at 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Offering periods generally begin on the first trading day on or after January 1 and July 1 of each year. Employees may participate through payroll deductions of 1% to 10% of their earnings. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period. Under the ESPP, 888,152, 440,040 and 1,230,851 shares were issued during fiscal 2015, 2014 and 2013, respectively, representing $5.2 million, $2.7 million, and $4.8 million in contributions. As of December 31, 2015, 671,848 shares were reserved for future purchases by eligible employees.
Stock Options and Restricted Stock Units
The following table summarizes the Company’s stock option and restricted stock unit activity during the year ended December 31, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	7,480	7,255	$6.65	2,241	$6.40
Authorized	350	—	—	—	—
Granted	(4,471)	1,378	7.29	2,062	7.05
Options exercised	—	(750)	5.31	—	—
Shares released	—	—	—	(1,721)	6.47
Forfeited or canceled	2,791	(2,209)	7.73	(400)	6.79
Balance at December 31, 2015	6,150	5,674	$6.56	2,182	$6.99
The following table summarizes information about stock options outstanding as of December 31, 2015 (in thousands, except per share amounts and term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	5,463	$6.55	3.4	$236
Exercisable	3,708	6.42	2.4	236
The intrinsic value of options vested and expected to vest and exercisable as of December 31, 2015 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of December 31, 2015. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $0.8 million and $2.3 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about restricted stock units outstanding as of December 31, 2015 (in thousands, except term):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	1,909	0.7	$8,035
The fair value of restricted stock units vested and expected to vest as of December 31, 2015 is calculated based on the fair value of the Company’s common stock as of December 31, 2015.
Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Year ended December 31,
	2015	2014	2013
Employee stock-based compensation in:
Cost of revenue	$1,862	$2,359	$2,411
Research and development expense	4,435	4,844	4,431
Selling, general and administrative expense	9,285	10,084	9,160
Total stock-based compensation in operating expense	13,720	14,928	13,591
Total employee stock-based compensation recognized in loss from continuing operations	$15,582	$17,287	$16,002
As of December 31, 2015, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units was $11.9 million and is expected to be recognized over a weighted-average period of 1.9 years.
Valuation Assumptions
The Company estimates the fair value of employee stock options and ESPP shares using a Black-Scholes option valuation model. At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
	2015	2014	2013	2015	2014	2013
Expected term (in years)	4.65	4.70	4.70	0.50	0.50	0.50
Volatility	38%	40%	50%	34%	32%	31%
Risk-free interest rate	1.5%	1.7%	0.9%	0.3%	0.1%	0.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
The expected term of the employee stock option represents the weighted-average period that the stock options are expected to remain outstanding. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term of the stock purchase right under ESPP represents the period of time from the beginning of the offering period to the purchase date. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
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
The weighted-average fair value per share of options granted for the years ended December 31, 2015, 2014 and 2013 was $2.51, $2.36 and $2.55, respectively. The fair value of all stock options vested during the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $3.2 million and $3.3 million, respectively.
The estimated weighted-average fair value per share of stock purchase rights granted for the years ended December 31, 2015, 2014 and 2013 was $1.69, $1.79 and $1.21, respectively.
The total realized tax benefit attributable to stock options exercised during the years ended December 31, 2014 and 2013, was $15,000 and $141,000, respectively. We realized no income tax benefit from stock option exercises for the year ended December 31, 2015 due to recurring losses and valuation allowances. As required, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
The estimated fair value of restricted stock units is based on the market price of the Company’s common stock on the grant date. The fair value of all restricted stock units issued during the years ended December 31, 2015, 2014 and 2013 was $11.1 million, $12.0 million and $11.9 million, respectively.
401(k) Plan

The Company has a retirement/savings plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company can make discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The Company’s contributions to the plan was $0.4 million for each of the fiscal year from 2013 through 2015.
NOTE 14: STOCKHOLDERS’ EQUITY
Preferred Stock
Harmonic has 5,000,000 authorized shares of preferred stock. No shares of preferred stock were issued or outstanding in any of the periods presented.
Common Stock Repurchases
In April 2012, the Board approved a stock repurchase program that provided for the repurchase of up to $25 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares of common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. From time to time, the Board may approve further increases to the program and the amount approved for this program was increased to $300 million periodically through May 2014 and the repurchase period has been extended through the end of 2016. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The purchases are funded from available working capital. The program may be suspended or discontinued at any time without prior notice.
During the years ended December 31, 2015, 2014 and 2013, the Company repurchased from open market transactions 3.4 million, 13.9 million and 6.3 million shares of its common stock, respectively, at a total cost of $23.0 million, $93.1 million and $40.6 million, respectively, and at an average share price of $6.70, $6.70 and $6.48, respectively. In addition, $76.0 million, including $1.0 million of expenses, was spent in the “modified Dutch auction” tender offer, which closed on May 24, 2013. Under the tender offer, the Company repurchased 12.0 million shares of its common stock at $6.25 per share. The remaining authorized amount for repurchases under this program was $45.7 million as of December 31, 2015. The excess of cost over par value for the repurchase of the Company’s common stock is recorded to additional paid-in-capital. Common stock repurchased under the program was recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired.
Additionally, on December 8, 2015, the Board approved the use of part of the proceeds from the sale and issuance of the Notes, issued on December 14, 2105, (see Note 12, “Convertible Notes and Credit Facilities” for additional information on the Notes) to repurchase shares of the Company’s common stock from purchasers of the Note offering in privately negotiated transactions effected through the initial purchaser or its affiliate as the Company’s agent. Repurchases of 11.1 million shares of the Company’s common stock effected concurrently with the Note offering was completed on December 14, 2015 at a price of $4.49 per share for an aggregate purchase price of $49.9 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2015	2014
Foreign currency translation adjustments	$(2,634)	$(1,523)
Unrealized loss on investments, net of taxes	(1,538)	(768)
Unrealized gain (loss) on cash flow hedges(1)	(246)	311
Total accumulated other comprehensive loss	$(4,418)	$(1,980)
(1) See Consolidated Statements of Comprehensive Income or Loss for the amounts related to cash flow hedges that were reclassified into the Consolidated Statements of Operations for the periods presented.
NOTE 15: INCOME TAXES
Loss from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$(16,826)	$(15,515)	$(31,521)
International	758	(6,280)	8,369
Loss from continuing operations before income taxes	$(16,068)	$(21,795)	$(23,152)
The components of the provision for (benefit from) income taxes consist of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$(1,981)	$(11,525)	$(38,243)
State	120	8	93
International	1,966	1,619	1,988
Deferred:
Federal	—	25,722	(10,543)
State	—	8,249	3,023
International	(512)	380	(1,059)
Total provision for (benefit from) income taxes	$(407)	$24,453	$(44,741)
The differences between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate at 35% and the Company’s actual provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Benefit from for income taxes at U.S. Federal statutory rate	$(5,624)	$(7,628)	$(8,103)
State taxes	120	5,368	2,940
Differential in rates on foreign earnings	1,584	4,311	(1,396)
Non-deductible amortization expense	947	3,138	4,311
Change in valuation allowance	2,230	26,053	(996)
Change in liabilities for uncertain tax positions	(1,083)	(8,126)	(35,742)
Non-deductible stock-based compensation	1,398	1,665	981
Research and development tax credits	(178)	(841)	(5,044)
Non-deductible meals and entertainment	395	361	346
Non-deductible acquisition cost	457	—	—
Adjustments related to tax positions taken during prior years	(781)	—	(1,154)
Tax-exempt investment income	—	—	(304)
Other	128	152	(580)
Total provision for (benefit from) income taxes	$(407)	$24,453	$(44,741)
The Company operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. The Company’s effective tax rate varies from year to year primarily due to the absence of several onetime, discrete items that benefited or decremented the tax rates in the previous years.
In 2015, the Company had worldwide consolidated loss before tax of $16.1 million and tax benefit of $0.4 million, with an effective income tax rate of 3%. The Company’s 2015 effective income tax rate differed from the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates and the Company’s U.S. losses generated for the year received no tax benefit as a result of a full valuation allowance against all of its U.S. deferred tax assets, as well as adjustments relating to its 2014 U.S. federal tax return filed in September 2015 and the reversal of uncertain tax positions resulting from the expiration of statutes of limitations. In addition, the impairment of the VJU investment (see Note 5, “Investments in Other Equity Securities”) received no tax benefit.

In 2014, as a result of cumulated losses in the recent years and the analysis of all available positive and negative evidence, the Company recorded a full valuation allowance against the beginning of year U.S. net deferred tax assets of $34.0 million. In addition, in 2014, the Company carried back its 2013 federal net operating loss to 2011 resulting in a tax refund. Certain federal R&D credits were also freed up as a result and utilized to offset income tax reserves as a result of the adoption of the ASU 2013-11. These two events reduced the valuation allowance by approximately $5.0 million and led to the net change of valuation allowance of $29.0 million. This unfavorable net impact was offset partially by a tax benefit of $9.0 million associated with the release of tax reserves including accrued interest and penalties, for our 2010 tax year in the United States, as a result of the expiration of the applicable statute of limitation for that year.
The benefit from income taxes for 2013 included a release of $39.0 million of tax reserves, including accrued interests and penalties, for our 2008 and 2009 tax years in the United States, as a result of the expiration of the applicable statute of limitations for those tax years. In addition, in 2013, the Company recorded a $2.4 million tax benefit arising from the reinstatement of the 2012 United States federal research tax credit.
The components of net deferred tax assets included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserves and accruals	$16,413	$21,048
Net operating loss carryovers	27,023	24,946
Research and development credit carryovers	27,595	26,404
Deferred stock-based compensation	5,834	6,727
Other tax credits	2,738	2,738
Gross deferred tax assets	79,603	81,863
Valuation allowance	(64,545)	(75,199)
Gross deferred tax assets after valuation allowance	15,058	6,664
Deferred tax liabilities:
Depreciation and amortization	(1,189)	(2,137)
Intangibles	(899)	(2,228)
Convertible notes	(10,233)	—
Other	(510)	(589)
Gross deferred tax liabilities	(12,831)	(4,954)
Net deferred tax assets	$2,227	$1,710
The following table summarizes the activity related to the Company’s valuation allowance (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance at beginning of period	$75,199	$38,644	$34,347
Additions	3,068	39,556	6,364
Deductions	(13,722)	(3,001)	(2,067)
Balance at end of period	$64,545	$75,199	$38,644
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
In 2015, the Company continued to record a valuation allowance against all of its United States deferred tax assets as well as its net operating losses generated in 2015 due to significant cumulative losses in the United States, resulting in a net increase in valuation allowance of $3.1 million. This increase in valuation allowance is offset partially by the release of $0.9 million valuation allowance against one of its Israel subsidiaries due to cumulative income generated in the recent years as well as the analysis of all available positive and negative evidence. Additionally, in December 2015, the Company issued $128.25 million of the Notes which led to the establishment of $10.3 million of net deferred tax liability associated with the equity component of the Notes and its related debt issuance costs which were recorded in the Company’s stockholders’ equity according to the applicable accounting guidance. (see Note 12, “Convertible Notes and Credit Facilities” for additional information on the Notes). This deferred tax liability has led to a net reduction of valuation allowance of an equal amount. As of December 31, 2015, the Company had a valuation allowance of $64.5 million against substantially all of its U.S. federal, California and other state and to a lesser extent, foreign net deferred tax assets, related to net operating loss carryforwards and R&D tax credit carryforwards.
In November 2015, the FASB issued an accounting standard update that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company early-adopted this accounting standard update as of the end of its fiscal 2015 on a prospective basis, resulting in $15.9 million of net deferred tax assets, along with its related valuation allowance, being classified from current assets to non-current assets on the Consolidated Balance Sheet as of December 31, 2015. Other than this reclassification, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.
As of December 31, 2015, the Company had $81.1 million, $11.8 million, $39.4 million and $11.8 million of foreign, U.S. federal, U.S. California state, and U.S. other states net operating loss carryforwards (“NOL”), respectively. There is no expiration to the utilization of the foreign NOL, while the U.S. federal and California NOL will begin to expire at various dates beginning in 2016 through 2035, if not utilized. As of December 31, 2015, the U.S. federal and California NOL included approximately $1.4 million and $6.4 million relating to stock options tax deductions. These amounts are not included in the Company’s gross or net deferred tax assets pursuant to applicable accounting guidance and, if and when realized, through a reduction in income tax payable, will be accounted for as a credit to additional paid-in capital.
As of December 31, 2015, the Company had U.S. federal and California state tax credit carryforwards of approximately $9.2 million and $31.3 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2031, while the California tax credit forward will not expire. In addition, as of December 31, 2015, the Company had U.S. federal alternative minimum tax (“AMT”) credit carryforward of approximately $2.7 million, which will not expire.
The Company has not provided U.S. federal and California state income taxes, as well as foreign withholding taxes, on approximately $8.3 million of cumulative undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2015, the Company had $15.6 million that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

	Year ended December 31,
	2015	2014	2013
Balance at beginning of period	$15.7	$24.2	$52.1
Increase in balance related to tax positions taken during current year	0.7	1.0	5.4
Decrease in balance as a result of a lapse of the applicable statues of limitations	(0.9)	(9.5)	(1.3)
Decrease in balance due to settlement with tax authorities	—	—	(32.1)
Increase in balance related to tax positions taken during prior years	0.3	—	0.1
Decrease in balance related to tax positions taken during prior years	(0.2)	—	—
Balance at end of period	$15.6	$15.7	$24.2
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The net interest and penalties reduction recorded for the years ended December 31, 2015, 2014 and 2013 related to unrecognized tax benefits was ($31,000), ($1.0) million and ($5.6) million, respectively. The net reduction in interest and penalties in 2015, 2014 and 2013 was attributable to the reversal of accrued interest and penalties of $0.2 million, $1.8 million and $7.5 million, respectively, due to decreases in unrecognized tax benefits resulting from the expiration of the statutes of limitations on the Company’s U.S. corporate tax returns for 2008 through 2011 tax years. The

Company had approximately $0.5 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2015 and December 31, 2014.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The U.S. Internal Revenue Service has concluded its audit for the 2008, 2009 and 2010 tax years. The statute of limitations on the Company’s 2008 and 2009, and 2010 and 2011 corporate income tax returns expired in September of 2013, 2014 and 2015, respectively. As a result, the Company released $39.0 million of related tax reserves, including accrued interests and penalties, for the 2008 and 2009 tax years in 2013. Additionally, the Company released $9.0 million and $0.5 million of related tax reserves, including accrued interests and penalties, for the 2010 and 2011 tax years in 2014 and 2015, respectively.
The 2012 through 2015 tax years generally remain subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service for its 2012 federal income tax return, which commenced officially in August 2015, and so far there has been no proposed adjustment received for the audit. In addition, a subsidiary of the Company is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeal. The Ninth Circuit will decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (QCSA) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as enunciated under section 482. The Company concluded that no adjustment to the consolidated financial statements as of December 31, 2015 is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.
The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018. The income tax benefits attributable to the Switzerland holiday were estimated to be approximately $0.7 million, $0.7 million and $1.5 million in 2015, 2014 and 2013, respectively, increasing diluted earnings per share by approximately $0.008, $0.008 and $0.014 in 2015, 2014 and 2013, respectively.
NOTE 16: NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the applicable period by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, consisting of outstanding stock options, restricted stock units, ESPP plan awards as well as the Notes, are excluded from the net income (loss) per share computations when their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$(15,661)	$(46,248)	$21,589
Income from discontinued operations	—	—	15,438
Net income (loss)	$(15,661)	$(46,248)	$37,027
Denominator:
Weighted average shares outstanding:
Basic	87,514	92,508	106,529
Effect of dilutive securities from stock options, restricted stock units and ESPP	—	—	1,279
Diluted	87,514	92,508	107,808
Basic net income (loss) per share from:
Continuing operations	$(0.18)	$(0.50)	$0.20
Discontinued operations	$—	$—	$0.14
Net income (loss)	$(0.18)	$(0.50)	$0.35
Diluted net income (loss) per share from:
Continuing operations	$(0.18)	$(0.50)	$0.20
Discontinued operations	$—	$—	$0.14
Net income (loss)	$(0.18)	$(0.50)	$0.34
The diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2015 and 2014 because potential common shares are only considered when their effect would be dilutive. The following table presents the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	December 31,
	2015	2014	2013
Stock options	6,460	7,115	6,454
Restricted stock units	2,178	2,066	437
Employee stock purchase plan	518	346	175
Total	9,156	9,527	7,066

Also excluded from the table above are the Notes, which are convertible under certain conditions (see Note 12, Convertible Notes and Credit Facilities for additional information on the Notes) into an aggregate of 22,304,348 shares of common stock. Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.
NOTE 17: SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s CODM, which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Edge, and prior to the fourth quarter of 2014, the Company operated its business in only one reportable segment. The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Edge segment sells cable edge solutions and related services to cable operators globally.

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
The following tables provide summary financial information by reportable segment (in thousands):

	Year ended December 31,
	2015	2014	2013
Net revenue:
Video	$291,779	$326,756	$381,994
Cable Edge	85,248	106,801	79,946
Total consolidated net revenue	$377,027	$433,557	$461,940

Operating income (loss):
Video	$13,529	$18,073	$24,583
Cable Edge	(1,599)	1,239	(1,282)
Total segment operating income	11,930	19,312	23,301
Unallocated corporate expenses	(2,794)	(3,076)	(2,994)
Stock-based compensation	(15,582)	(17,287)	(16,002)
Amortization of intangibles	(6,502)	(20,520)	(27,329)
Loss from operations	(12,948)	(21,571)	(23,024)
Non-operating expense	(3,120)	(224)	(128)
Loss from continuing operations before income taxes	$(16,068)	$(21,795)	$(23,152)
Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and asset impairment charges, transaction costs associated with the potential TVN acquisition (See Note 20, “Subsequent Event-TVN Acquisition” for additional information), and proxy contest related expenses.
Geographic Information
Revenue by geographic region, based on the location at which each sale originates, and property and equipment, net by geographic region, are summarized as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net revenue:
United States	$175,466	$206,610	$199,790
Other countries	201,561	226,947	262,150
Total	$377,027	$433,557	$461,940
Other than the U.S., no country accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2015, 2014, and 2013.

	As of December 31,
	2015	2014
Property and equipment, net:
United States	$17,086	$19,148
Israel	7,560	4,888
Other countries	2,366	3,185
Total	$27,012	$27,221
Customer Concentration
Net revenue from Comcast accounted for 12%, 16% and 12%, respectively, of the Company’s total net revenue during the years ended December 31, 2015, 2014 and 2013. Other than Comcast, no customer accounted for 10% or more of the Company’s total net revenue for any of the above periods.

NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities under non-cancelable operating leases which expire at various dates through November 2022. In addition, the Company leases vehicles and phones in Israel under non-cancelable operating leases, the last of which expires in 2018. Total rent expense related to these operating leases was $9.0 million, $9.8 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2015, are as follows (in thousands):

Operating Leases
Year ending December 31,
2016	$10,784
2017	10,247
2018	9,741
2019	8,355
2020	5,734
Thereafter	676
Total minimum payments	$45,537
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

	Year ended December 31,
	2015	2014	2013
Balance at beginning of period	$4,242	$3,606	$4,292
Transfer to Aurora as part of the sale of discontinued operations	—	—	(939)
Accrual for current period warranties	5,470	7,278	7,192
Changes in liability related to pre-existing warranties	(92)	3	(35)
Warranty costs incurred	(5,707)	(6,645)	(6,904)
Balance at end of period	$3,913	$4,242	$3,606
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of December 31, 2015, the Company had $0.7 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $0.4 million bank guarantees outstanding in Israel, primarily related to building leases.
Indemnification
The Company is obligated to indemnify its officers and the members of its Board pursuant to its bylaws and contractual indemnity agreements. The Company also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of the indemnification provisions through December 31, 2015.
Royalties
The Company has licensed certain technologies from various companies. It incorporates these technologies into its own products and is required to pay royalties for such use, usually based on shipment of the related products. In addition, the Company has obtained research and development grants under various Israeli government programs that require the payment of royalties on sales of certain products resulting from such research. During the years ended December 31, 2015, 2014 and 2013 royalty expenses were $2.9 million, $3.2 million and $4.4 million, respectively, and they are included in product cost of revenue in the Company’s Consolidated Statements of Operations.

Purchase Commitments with Contract Manufacturers and Vendors
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria as defined by the Company. The Company had $15.3 million of non-cancelable purchase commitments as of December 31, 2015.
NOTE 19: LEGAL PROCEEDINGS
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
In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of Harmonic, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit.
In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. On September 25, 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. Harmonic filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and Harmonic filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision. The litigation is currently stayed.
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
NOTE 20: SUBSEQUENT EVENT
TVN Acquisition
On February 11, 2016, pursuant to the terms of the Put Option Agreement, one of our subsidiaries entered into a securities purchase agreement (the “SPA”) with TVN’s shareholders (the “Sellers”) to purchase 100% of the share capital and voting rights of TVN, on a non-diluted basis. On February 29, 2016, the Company completed the acquisition of TVN for total cash consideration of approximately $76.5 million. There may be additional post-closing payments in amounts respectively capped to (i) the difference between €76 million (as converted from euros into U.S. dollars) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016, all of which at such times and under the circumstances set forth in the SPA. After paying the

TVN purchase consideration on February 29, 2016, the aggregated balance of the Company’s cash, cash equivalents and short-term investments was approximately $70 million.
The initial accounting for this business combination is in progress as of the date of this Form 10-K filing.

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended December 31, 2015. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	Fiscal 2015
	1st Quarter (3)	2nd Quarter	3rd Quarter (2)	4th Quarter (1)
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$104,016	$103,103	$83,305	$86,603
Gross profit	55,028	54,385	46,231	47,068
Net loss	$(2,657)	$(994)	$(4,811)	$(7,199)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.08)
Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.08)
Shares used in per share calculations:
Basic	88,655	88,426	87,991	84,932
Diluted	88,655	88,426	87,991	84,932
	Fiscal 2014
	1st Quarter	2nd Quarter (1)	3rd Quarter (1) (2)	4th Quarter (1)
	(In thousands, except per share amounts)
Quarterly Data:
Net revenue	$108,032	$109,589	$108,061	$107,875
Gross profit	52,312	49,817	53,428	56,791
Net income (loss)	$(5,410)	$(37,062)	$1,078	$(4,854)
Net income (loss) per share:
Basic	$(0.06)	$(0.39)	$0.01	$(0.06)
Diluted	$(0.06)	$(0.39)	$0.01	$(0.06)
Shares used in per share calculations:
Basic	97,921	93,966	90,618	88,012
Diluted	97,921	93,966	91,800	88,012
(1) A history of operating losses in recent years has led to uncertainty with respect to the Company’s ability to realize certain net deferred tax assets, and as a result, the Company recorded increased valuation allowances of $24.5 million, $4.2 million and $0.3 million, in the second, third and fourth quarters of fiscal 2014, respectively, against its U.S. net deferred tax assets. In 2015, the Company continued to record a valuation allowance against all of its U.S. net deferred tax assets, resulting in an increase in valuation allowance of $3.1 million in the fourth quarter of fiscal 2015. This increase in valuation allowance is offset partially by the release of $0.9 million valuation allowance against one of its Israel subsidiaries due to cumulative income generated in recent years.
(2) In the third quarter of fiscal 2015 and 2014, the Company recorded tax benefits of $0.5 million and $9.0 million, respectively, resulting from the expiration of the applicable statute of limitations relating to the tax audits in the U.S. for the years of 2011 and 2010, respectively.
(3) In the first quarter of fiscal 2015, the Company recorded an impairment charge of $2.5 million for its investment in VJU iTV Development GmbH as a result of its assessment that this investment was impaired on an other-than-temporary basis (See Note 5, “Investments in Other Equity Securities,” of the notes to our Consolidated Financial Statements for additional information).

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K pursuant to Instruction G to Exchange Act Form 10-K, and the Registrant will file its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2016 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

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
The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to security ownership of certain beneficial owners and security ownership of management and related stockholder matters will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements. See Index to Consolidated Financial Statements in Item 8 on page 55 of this Annual Report on Form 10-K.
2. Financial Statement Schedules. Financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or the notes thereto.
3. Exhibits. The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant, Harmonic Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on March 24, 2016.

HARMONIC INC.

By:	/s/ PATRICK J. HARSHMAN
Patrick J. Harshman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. HARSHMAN	President & Chief Executive Officer (Principal Executive Officer)	March 24, 2016
(Patrick J. Harshman)

/s/ HAROLD L. COVERT	Chief Financial Officer	March 24, 2016
(Harold L. Covert)	(Principal Financial and Accounting Officer)

/s/ PATRICK GALLAGHER	Chairman	March 24, 2016
(Patrick Gallagher)

/s/ E. FLOYD KVAMME	Director	March 24, 2016
(E. Floyd Kvamme)

/s/ WILLIAM REDDERSEN	Director	March 24, 2016
(William Reddersen)

/s/ SUSAN G. SWENSON	Director	March 24, 2016
(Susan G. Swenson )

/s/ MITZI REAUGH	Director	March 24, 2016
(Mitzi Reaugh)

/s/ NIKOS THEODOSOPOULOS	Director	March 24, 2016
(Nikos Theodosopoulos)

EXHIBIT INDEX
The following Exhibits to this report are filed herewith or, as shown below, are incorporated herein by reference.

Exhibit Number
2.1(xiii)	Asset Purchase Agreement, dated as of February 18, 2013, by and between Harmonic Inc. and Aurora Networks

3.1(ii)	Certificate of Incorporation of Harmonic Inc., as amended

3.2(xxii)	Amended and Restated Bylaws of Harmonic Inc.

4.1(i)	Form of Common Stock Certificate

4.2(iii)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Harmonic Inc.

4.3(xxi)	Indenture, dated December 14, 2015, by and between the Company and U.S. Bank National Association

4.4(xxi)	Form of 4.00% Senior Convertible Note due 2020 (included in Exhibit 4.3)

10.1(i)*	Form of Indemnification Agreement

10.2(xii)*	1995 Stock Plan, as amended and restated on June 27, 2012

10.3(iv)*	1999 Non-statutory Stock Option Plan

10.4(xix)*	2002 Director Stock Plan, as amended and restated on June 29, 2015

10.5(xv)*	2002 Employee Stock Purchase Plan

10.6(v)*	Change of Control Severance Agreement between Harmonic Inc. and Patrick Harshman, effective May 30, 2006

10.7(vi)*	Change of Control Severance Agreement between Harmonic Inc. and Neven Haltmayer, effective April 19, 2007

10.8(vii)*	Change of Control Severance Agreement between Harmonic Inc. and Nimrod Ben-Natan, effective April 11, 2008

10.9(viii)*	Harmonic Inc. 2002 Director Stock Plan Restricted Stock Unit Agreement

10.10(viii)	Professional Service Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.11(viii)	Amendment, dated January 6, 2006, to the Professional Services Agreement for Manufacturing between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.12(viii)	Addendum 1, dated November 26, 2007, to the Professional Services Agreement between Harmonic Inc. and Plexus Services Corp., dated September 22, 2003

10.13(ix)*	Harmonic Inc. 1995 Stock Plan Restricted Stock Unit Agreement

10.14(x)	Lease Agreement between Harmonic Inc. and CRP North First Street, L.L.C. dated December 15, 2009

10.15(xi)*	Omneon Video Networks, Inc. 1998 Stock Option Plan (as amended through February 27, 2007)

10.16(xi)*	Omneon, Inc. 2008 Equity Incentive Plan

10.17(xvii)*	Letter Agreement with Bart Spriester, dated July 29, 2014

10.18(xvii)*	Change of Control Severance Agreement between Harmonic Inc. and Bart Spriester, effective September 10, 2014

10.19(xvi)	Credit Agreement dated December 22, 2014, between Harmonic Inc. and JPMorgan Chase Bank, N.A.

10.20(xiv)	Amendment No. 3 to Loan Agreement between Harmonic Inc. and Silicon Valley Bank

10.21(xviii)*	Offer Letter Agreement with Harold Covert, dated October 22, 2015

10.22(xviii)*	Change of Control Severance Agreement between Harmonic Inc. and Harold Covert, dated October 27, 2015

10.23 (xx)	First Amendment to Credit Agreement, dated as of December 7, 2015, by and between Harmonic Inc. and JPMorgan Chase Bank, N.A.

10.24 (xx)	Purchase Agreement, dated as of December 8, 2015, by and between Harmonic Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.25
Put Option Agreement, dated as of December 7, 2015, by and between Harmonic Inc. and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3

10.26
Securities Purchase Agreement, dated as of February 11, 2016, by and between Harmonic International AG and Mr. Eric Louvet, Mr. Eric Gallier, Mr. Jean-Marc Guiot, Mr. Claude Perron, Mrs. Crystele Trévisan-Jallu, Mrs. Delphine Sauvion, Mr. Marc Procureur, Mr. Christophe Delahousse, Mr. Hervé Congard, Mr. Arnaud de Puyfontaine, FPCI Winch Capital 3, Montalivet Networks and FPCI CIC Mezzanine 3 for the acquisition of Thomson Video Networks

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

101
The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013 (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement relating to executive officers or directors of the Company.

(i)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 No. 33-90752.

(ii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(iii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2002.

(iv)	Previously filed as an Exhibit to the Company’s Current Report on Form S-8 dated June 5, 2003.

(v)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 31, 2006.

(vi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 19, 2007.

(vii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 16, 2008.

(viii)	Previously filed as an Exhibit to the Company’s Current Annual Report on Form 10-K for the year ended December 31, 2008.

(ix)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.

(x)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 18, 2009.

(xi)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated September 21, 2010.

(xii)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, dated July 30, 2012.

(xiii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 11, 2013.

(xiv)	Previously filed as an Exhibit to the Company’s Current Report on Form 10-Q for the quarter ended September 26, 2014.

(xv)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated November 7, 2014.

(xvi)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 19, 2014.

(xvii)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(xviii) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 21, 2015.
(xix) Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated November 6, 2015.
(xx) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 7, 2015.
(xxi) Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 14, 2015.
(xxii) Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.