Form 10-Q
period 2016-04-01
HARMONIC INC
filed 2016-05-11
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 1, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on May 2, 2016 was 77,323,115.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	April 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$56,995	$126,190
Short-term investments	19,238	26,604
Accounts receivable, net	95,477	69,515
Inventories	42,415	38,819
Prepaid expenses and other current assets	42,318	25,003
Total current assets	256,443	286,131
Property and equipment, net	36,781	27,012
Goodwill	237,899	197,781
Intangibles, net	46,042	4,097
Other long-term assets	33,528	9,936
Total assets	$610,693	$524,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$8,843	$—
Accounts payable	31,774	19,364
Income taxes payable	314	307
Deferred revenue	59,747	33,856
Accrued liabilities	61,192	31,354
Total current liabilities	161,870	84,881
Convertible notes, long-term	99,482	98,295
Other debts and capital lease obligations, long-term	16,464	—
Income taxes payable, long-term	3,933	3,886
Deferred tax liabilities, long-term	1,247	—
Other non-current liabilities	16,424	9,727
Total liabilities	299,420	196,789
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 77,311 and 76,015 shares issued and outstanding at April 1, 2016 and December 31, 2015, respectively	77	76
Additional paid-in capital	2,240,830	2,236,418
Accumulated deficit	(1,929,088)	(1,903,908)
Accumulated other comprehensive loss	(546)	(4,418)
Total stockholders’ equity	311,273	328,168
Total liabilities and stockholders’ equity	$610,693	$524,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	April 1, 2016	April 3, 2015
Revenue:
Product	$57,644	$80,473
Services	24,188	23,543
Total net revenue	81,832	104,016
Cost of revenue:
Product	27,189	35,460
Services	13,989	13,528
Total cost of revenue	41,178	48,988
Total gross profit	40,654	55,028
Operating expenses:
Research and development	23,563	22,329
Selling, general and administrative	32,870	31,196
Amortization of intangibles	2,365	1,446
Restructuring and related charges	2,612	44
Total operating expenses	61,410	55,015
(Loss) profit from operations	(20,756)	13
Interest (expense) income, net	(2,421)	55
Other expense, net	(9)	(506)
Loss on impairment of long-term investment	(1,476)	(2,505)
Loss before income taxes	(24,662)	(2,943)
Provision for (benefit from) income taxes	518	(286)
Net loss	$(25,180)	$(2,657)

Net loss per share:
Basic and diluted	$(0.33)	$(0.03)
Shares used in per share calculation:
Basic and diluted	76,996	88,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	April 1, 2016	April 3, 2015
Net loss	$(25,180)	$(2,657)
Other comprehensive income (loss) before tax:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	323	(184)
Losses (gains) reclassified into earnings	78	(49)
	401	(233)
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	79	485
Loss reclassified into earnings	1,476	—
	1,555	485
Change in foreign currency translation adjustments	1,934	(984)
Other comprehensive income (loss) before tax	3,890	(732)
Less: Provision for income taxes	18	4
Other comprehensive income (loss), net of tax	3,872	(736)
Total comprehensive losses	$(21,308)	$(3,393)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net loss	$(25,180)	$(2,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	2,783	1,907
Depreciation	3,317	3,493
Stock-based compensation	3,094	4,134
Amortization of discount on convertible debt	1,187	—
Restructuring, asset impairment and loss on retirement of fixed assets	1,675	3
Loss on impairment of long-term investment	1,476	2,505
Provision for excess and obsolete inventories	418	454
Allowance for doubtful accounts, returns and discounts	739	(367)
Excess tax benefits from stock-based compensation	—	(120)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(10,894)	(1,353)
Inventories	(51)	775
Prepaid expenses and other assets	(6,078)	(13,062)
Accounts payable	(3,890)	3,380
Deferred revenue	24,963	10,105
Income taxes payable	(13)	(501)
Accrued and other liabilities	1,046	(6,819)
Net cash (used in) provided by operating activities	(5,408)	1,877
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(69,532)	—
Proceeds from maturities of investments	7,394	9,648
Purchases of property and equipment	(2,664)	(3,651)
Purchases of long-term investments	—	(85)
Net cash (used in) provided by investing activities	(64,802)	5,912
Cash flows from financing activities:
Payment of convertible debt issuance costs	(582)	—
Increase in other debts and capital leases	262	—
Repayment of other debts and capital leases	(114)	—
Payments for repurchase of common stock	—	(5,182)
Proceeds from common stock issued to employees	2,074	6,110
Payment of tax withholding obligations related to net share settlements of restricted stock units	(955)	(2,078)
Excess tax benefits from stock-based compensation	—	120
Net cash provided by (used in) financing activities	685	(1,030)
Effect of exchange rate changes on cash and cash equivalents	330	(135)
Net (decrease) increase in cash and cash equivalents	(69,195)	6,624
Cash and cash equivalents at beginning of period	126,190	73,032
Cash and cash equivalents at end of period	$56,995	$79,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Harmonic Inc. (“Harmonic,” or the “Company”) considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 24, 2016 (the “2015 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016, or any other future period. The Company’s fiscal quarters are based on 13-week periods, except for the fourth quarter, which ends on December 31.
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
Business Combination
The Company applies the acquisition method of accounting for business combinations to its acquisition of Thomson Video Networks (“TVN”), which closed on February 29, 2016. (See Note 3, “Business Acquisition” for additional information on TVN acquisition). Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measurements that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.
The accounting for the TVN acquisition is based on currently available information and is considered preliminary. Although the Company believes that the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company's Condensed Consolidated Statements of Operations.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2015 Form 10-K. There have been no significant changes to these policies during the three months ended April 1, 2016.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
New standards to be implemented
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue recognition, requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The original effective date for this new standard would have required the Company to adopt it beginning in its first quarter of fiscal 2017. In August 2015, the FASB issued an accounting standard update for the deferral of the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permits early adoption, but not before the original effective date of December 15, 2016. Accordingly, the Company may adopt the standard in either its first quarter of fiscal 2017 or fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of this new revenue standard on its consolidated financial statements. In March 2016, the FASB issued additional authoritative guidance clarifying its implementation guidance on principal versus agent considerations when determining whether to report revenue gross versus net. The Company is in the process of assessing the impact this additional guidance is expected to have upon adoption, including determining the adoption method.
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
In February 2016, the FASB amended the existing accounting standard for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This new accounting standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The new standard will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting this new accounting standard on its consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The standard will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting standard update is not expected to have any impact on the financial statements of the Company.

In March 2016, the FASB issued an accounting standard update for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting the new accounting standard on its consolidated financial statements.

Standards Implemented

In April 2015, the FASB issued an accounting standard update that requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to this accounting update, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. This accounting standard update does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted this accounting standard update as of the end of its fiscal 2015 in connection with the issuance of convertible senior notes in December 2015 (see Note 11, “Convertible Notes, Other Debts and Capital Leases”),

resulting in the classification of $3.2 million of unamortized debt issuance costs as a deduction from long-term liability on its Consolidated Balance Sheet at December 31, 2015. Other than this transaction, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued an accounting standard update that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The Company prospectively early-adopted this accounting standard update as of the end of its fiscal 2015, resulting in $15.9 million of net deferred tax assets, along with its related valuation allowance, being classified as non-current on its Consolidated Balance Sheet at December 31, 2015. Other than this reclassification, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.

NOTE 3: BUSINESS ACQUISITION
On February 29, 2016, the Company, through its wholly-owned subsidiary Harmonic International AG, completed its acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France, for approximately $84.6 million in cash. The purchase price consideration is provisional as it is still pending post-closing adjustments as set forth in the Securities Purchase Agreement entered into between the Company and the other parties thereto, dated February 11, 2016, (“TVN Purchase Agreement”). The $84.6 million provisional purchase price included an estimate for the contingent consideration of approximately $8.0 million, which has not been paid to date. Pursuant to the TVN Purchase Agreement, $13.5 million of the purchase consideration may remain in escrow for a period of up to 18 months and relates to certain indemnification obligations of TVN’s former equity holders. The TVN acquisition was primarily funded with cash proceeds from the issuance of convertible senior notes by the Company in December 2015. (See Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the notes).

The acquisition of TVN is intended to strengthen the Company’s competitive position in the video infrastructure market as well as to enhance the depth and scale of the Company’s research and development (“R&D”) and service and support capabilities in the video arena. The Company believes that the combined product portfolios, R&D teams and global sales and service personnel will allow the Company to accelerate innovation for its customers while leveraging greater scale to drive operational efficiencies.

The TVN acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for this business combination is based on currently available information and is considered preliminary.

The provisional purchase price has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The Company’s preliminary allocation of the estimated purchase consideration is as follows (in thousands):

Assets:
Cash and cash equivalents	$7,063
Accounts receivable, net	14,581
Inventories	3,462
Prepaid expenses and other current assets	5,628
Property and equipment, net	9,988
French R&D tax credit receivables (1)	26,400
Other long-term assets	1,762
Total assets	$68,884
Liabilities:
Other debts and capital leases, current	7,859
Accounts payable	14,906
Deferred revenue	2,504
Accrued liabilities	17,635
Other debts and capital leases, long-term	16,589
Income taxes payable, long-term	50
Other long-term liabilities	6,415
Deferred tax liabilities	1,216
Total liabilities	$67,174

Goodwill	39,206
Intangibles	43,670
Total purchase consideration	$84,586
(1) See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information on French R&D tax credit receivables”.

The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

	Estimated Useful Life (in years)	Fair Value
Backlog	6 months	$3,600
Developed technology	4 years	20,000
Customer relationships	5 years	18,500
In-process research and development	N/A	980
Trade name	4 years	590
		$43,670

Acquired identifiable intangible assets were valued using the income method and are amortized on a straight line basis over their respective estimated useful lives. Goodwill of $39.2 million arising from the acquisition was derived from expected benefits from the business synergies to be derived from the combined entities and the experienced workforce who joined the Company in connection with the acquisition. The goodwill will be assigned to the Company’s video reporting unit and it is not expected to be deductible for income tax purposes.

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles”, which are part of operating expenses, on the Condensed Consolidated Statement of Operations. The intangibles assets acquired will be assigned to the Company’s video reporting unit and are not expected to be deductible for income tax purposes.

The Company also has an indefinite lived asset of $980,000 which represents the fair value of in-process research and development activities. Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or it has become a finite lived asset and apply the appropriate accounting accordingly. The in-process R&D efforts are estimated to be completed within three to six months of the acquisition date.

The results of operations of TVN are included in the Company’s Condensed Consolidated Statements of Operations beginning February 29, 2016. For the three months ended April 1, 2016, $2.9 million of revenue and $5.5 million of net loss from TVN is included in the Company’s Condensed Consolidated Statement of Operations. For the three months ended April 1, 2016, the Company incurred $3.1 million of acquisition-and integration-related expenses. These costs, which the Company expensed as incurred, consisted primarily of professional fees payable to financial and legal advisors.

Acquisition-and integration-related expenses for the TVN acquisition is summarized in the table below (in thousands):

Three months ended
April 1, 2016
Product cost of revenue	$58
Research and development	50
Selling, general and administrative	2,988
Total acquisition and integration-related expenses in operating expenses	3,038
Total acquisition and integration-related expenses	$3,096

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of TVN had occurred on January 1, 2015, the beginning of the comparable prior annual period. The pro forma adjustments primarily relate to acquisition- and integration-related costs, amortization of acquired intangibles and interest expense related to financing arrangements. The unaudited pro forma combined results are provided for illustrative purpose only and are not indicative of the Company’s actual consolidation results.

	Three months ended
	April 1, 2016	April 3, 2015
	(in millions, except per share amounts)
Net revenue	$90.6	$114.8
Net loss	(24.9)	(19.6)
Net loss per share-basic and diluted	$(0.32)	$(0.22)

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of April 1, 2016
Corporate bonds	18,141	6	(9)	18,138
Commercial paper	1,100	—	—	1,100
Total short-term investments	$19,241	$6	$(9)	$19,238
As of December 31, 2015
Corporate bonds	25,557	—	(52)	25,505
Commercial paper	1,099	—	—	1,099
Total short-term investments	$26,656	$—	$(52)	$26,604
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	April 1, 2016	December 31, 2015
Less than one year	$15,429	$19,642
Due in 1 - 2 years	3,809	6,962
Total short-term investments	$19,238	$26,604
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they are available for current operations. Realized gains and losses from the sale of investments for each of the three months ended April 1, 2016 and April 3, 2015 were not material.
As of April 1, 2016 and December 31, 2015, $5.5 million and $5.4 million, respectively, of investments in equity securities of other privately and publicly held companies were considered as long-term investments and were included in “Other assets” in the Condensed Consolidated Balance Sheet. (See Note 5, “Investments in Other Equity Securities” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of April 1, 2016.
As of April 1, 2016, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other assets” in the Condensed Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange in London, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $1.9 million and $1.8 million as of April 1, 2016 and December 31, 2015, respectively, and Vislink’s accumulated unrealized loss, net of taxes was $1.5 million at December 31, 2015.

The Company assessed this available-for-sale investment that was in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. The assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than the Company’s cost basis; the financial condition and near-term prospects of the investment; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, it was determined that the decline in fair value of Vislink investment at December 31, 2015 was not other than temporary primarily due to the relatively short duration in which the fair value of the Vislink investment was less than the Company’s cost basis, and, as a result, the Company did not record any impairment charges as of December 31, 2015. Vislink’s $1.5 million accumulated unrealized loss, net of taxes, at December 31, 2015 was included in the Condensed Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss)”.

By May 2016, Vislink’s stock price had continued to be below the Company’s cost basis for approximately seven months. The prolonged decline in Vislink’s stock price led the Company to conclude the impairment was other than temporary. Furthermore,  the Company’s assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggest that Vislink's stock price may not recover to the Company’s original cost basis in 2016. As a result, the Company recorded an impairment charge in the first quarter of 2016 of $1.5 million reflecting the new reduced cost basis of the Vislink investment at April 1, 2016. The Company’s remaining maximum exposure to loss from the Vislink investment at April 1, 2016 was limited to its reduced investment cost of $1.9 million.

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
At VJU’s shareholders meeting held on October 15, 2015, additional contributions by existing shareholders were approved. The Company did not provide additional contributions to VJU, and as a result, the Company’s equity interest in VJU decreased from to 19.8% to 9.9%.
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, the EDC investment is accounted for as a cost-method investment. The Company determined that there were no indicators existing at April 1, 2016 that would indicate that the EDC investment was impaired.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of April 1, 2016 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC(2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs and as of April 1, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) The Company’s maximum exposure to loss with respect to EDC as of April 1, 2016 was limited to a total investment cost of $3.6 million, including $0.1 million of transaction costs.

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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended
	Financial Statement Location	April 1, 2016	April 3, 2015
Derivatives designated as hedging instruments:
Gains (losses) in AOCI on derivatives (effective portion)	AOCI	$(323)	$184
Gains (losses) reclassified from AOCI into income (effective portion)	Cost of Revenue	$(10)	$7
	Operating Expense	(68)	42
	Total	$(78)	$49
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(27)	$(42)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$(284)	$252
The Company anticipates the AOCI balance of $155,000 at April 1, 2016, relating to net unrealized gains from cash flow hedges, will be reclassified to earnings within the next twelve months.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	April 1, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Purchase	$9,003	$12,984
Derivatives not designated as hedging instruments:
Purchase	$3,182	$6,942
Sell	$7,931	$11,332
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	April 1, 2016	December 31, 2015	Balance Sheet Location	April 1, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$123	$13	Accrued Liabilities	$1	$281
		$123	$13		$1	$281

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$41	$100	Accrued Liabilities	$21	$90
		$41	$100		$21	$90
Total derivatives		$164	$113		$22	$371
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of April 1, 2016, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$164	—	$164	$(9)	—	$155
Derivative Liabilities	$22	—	$22	$(9)	—	$13
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of April 1, 2016, the total compensating balance maintained was $2.5 million.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $103.8 million and $123.1 million as of April 1, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of April 1, 2016 were $25.3 million in the aggregate. (See Note 11, “Convertible Notes, Other debts and Capital Leases” for additional information).
The Company’s liabilities for the TVN contingent consideration under the TVN Purchase Agreement and the assumed TVN employee equity plans as of April 1, 2016 are classified within Level 3 because these valuations are based on management assumptions, including discount rates and estimated probabilities of achievement of certain events which are unobservable in the market. These liabilities were $8.0 million and $2.4 million, respectively and are expected to be paid in the second quarter of 2016.

During the three months ended April 1, 2016, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of April 1, 2016
Cash equivalents
Money market funds	$10,906	$—	$—	$10,906
Short-term investments
Corporate bonds	—	18,138	—	18,138
Commercial paper	—	1,100	—	1,100
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	164	—	164
Other assets
Long-term investment	1,870	—	—	1,870
Total assets measured and recorded at fair value	$12,776	$19,982	$—	$32,758
Accrued liabilities
Derivative liabilities	—	22	—	22
Total liabilities measured and recorded at fair value	$—	$22	$—	$22
	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Cash equivalents
Money market funds	$53,434	$—	$—	$53,434
U.S. Treasury bills	24,998	—	—	24,998
Short-term investments
Corporate bonds	—	25,505	—	25,505
Commercial paper	—	1,099	—	1,099
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	113	—	113
Other assets
Long-term investment	1,840	—	—	1,840
Total assets measured and recorded at fair value	$80,272	$27,297	$—	$107,569
Accrued liabilities
Derivative liabilities	$—	$371	$—	$371
Total liabilities measured and recorded at fair value	$—	$371	$—	$371
NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	April 1, 2016	December 31, 2015
Accounts receivable, net:
Accounts receivable	$103,679	$73,855
Less: allowances for doubtful accounts, returns and discounts	(8,202)	(4,340)
Total	$95,477	$69,515

	April 1, 2016	December 31, 2015
Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer(1)	$8,500	$8,500
Prepaid maintenance, royalty rent and property taxes	8,104	5,974
Other Prepayments	7,616	2,762
Deferred cost of revenue	9,269	4,601
French R&D tax credits receivable(2)	5,800	—
Restricted cash(3)	1,347	1,093
Other	1,682	2,073
Total	$42,318	$25,003

(1) From time to time, the Company makes advance payment to a supplier for future inventory in order to secure more favorable pricing. The Company anticipates that this amount will be offset in the first quarter of 2017 against the accounts payable owed to this supplier.
(2) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The French R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. TVN French Subsidiary has accumulated approximately $27.6 million of French R&D tax credit receivables at April 1, 2016 for claims from 2012 through 2016. These amounts are subject to audit by the French government and as of April 1, 2016, the 2012 audit for these French R&D credits has been completed and $5.8 million of the French R&D tax credit receivables is expected to be recoverable in 2016. The remaining $21.8 million is expected to be recoverable in 2017 and 2018 and this amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets. Pursuant to the TVN Purchase Agreement, the Company is indemnified by the selling shareholders with respect to the validity and recoverability of the outstanding TVN French Subsidiary R&D tax credit receivables.
(3) The restricted cash balances are primarily held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of April 1, 2016, the Company recorded approximately $1.1 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.

	April 1, 2016	December 31, 2015
Inventories:
Raw materials	$8,150	$5,421
Work-in-process	1,844	1,950
Finished goods	32,421	31,448
Total	$42,415	$38,819

	April 1, 2016	December 31, 2015
Property and equipment, net:
Furniture and fixtures	$8,674	$7,808
Machinery and equipment	95,825	93,010
Capitalized software	34,050	29,391
Leasehold improvements	11,724	10,000
Property and equipment, gross	150,273	140,209
Less: accumulated depreciation and amortization	(113,492)	(113,197)
Total	$36,781	$27,012

	April 1, 2016	December 31, 2015
Accrued Liabilities:
Accrued compensation related expenses and payroll taxes	$19,991	$10,281
Accrued employee stock plans	3,349	2,680
Accrued TVN contingent consideration (1)	7,991	—
Accrued warranty	4,966	3,913
Customer deposit	4,076	953
Others	20,819	13,527
Total	$61,192	$31,354

(1) The TVN acquisition is subject to post-closing adjustments as set forth in the TVN Purchase Agreement to be determined within 90 days from the acquisition date in amounts respectively capped to (i) the difference between €76 million (as converted from euros into U.S. dollars) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016.

NOTE 9: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of October.

In the three months ended April 1, 2016, the Company preliminary recorded additional goodwill of $39.2 million related to the TVN acquisition based on the preliminary allocation of the estimated purchase consideration. (See Note 3, “Business Acquisition” for additional information). The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). Goodwill from the TVN acquisition was assigned to the Video reporting unit.

The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
As of December 31, 2015	$136,904	$60,877	$197,781
Preliminary estimate of goodwill from TVN acquisition	39,206	—	39,206
Foreign currency translation adjustment	933	(21)	912
As of April 1, 2016	$177,043	$60,856	$237,899
The Company performs its annual goodwill impairment review of its two reporting units, which are the same as its operating segments, during the fourth fiscal quarter of 2015. The 2015 annual testing concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 87% and 42%, respectively.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments by management are required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. If the Company’s assumptions and related estimates change in the future, or if the Company’s reporting structure changes or other events and circumstances change (e.g. such as a sustained decrease in the Company’s stock price), the Company may be required to record impairment charges in future periods. Any impairment charges that the Company may take in the future could be material to its results of operations and financial condition.

The Company’s market capitalization has declined as of April 1, 2016. A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. At April 1, 2016, the Company performed an assessment considering various factors, in accordance with the accounting guidance, for any potential impairment indicators. Significant judgments by management have been applied to determine whether stock price declines are a short-term swing or a long-term trend. The Company reviewed the duration and severity of the stock declines and noted its market capitalization was below the carrying value of its reporting units for a short period of time and the Company believes that this condition will not be sustained. Additionally, the Company believes that the fluctuation in market capitalization is driven by general market movement and not Company specific factors. The Company believes that the fair value established during the 2015 annual goodwill impairment testing for its Video and Cable Edge reporting units were reasonable and no triggering event existed at April 1, 2016. However, a sustained decline in the Company’s stock price may lead to a triggering event for goodwill impairment later in 2016.

The Company has not recorded any impairment charges related to goodwill for any prior periods.

Intangible Assets
In the three months ended April 1, 2016, intangible assets increased $44.8 million due to the TVN acquisition. The following is a summary of intangible assets (in thousands):

		April 1, 2016			December 31, 2015
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	3.9	$31,488	$(11,416)	$20,072	$10,987	$(10,987)	$—
Customer relationships/contracts	4.4	48,164	(27,286)	20,878	29,200	(25,752)	3,448
Trademarks and trade names	3.9	605	(13)	592	—	—	—
Maintenance agreements and related relationships	0.5	5,500	(5,080)	420	5,500	(4,851)	649
Order Backlog	0.4	3,690	(615)	3,075	—	—	—
In-process R&D	n/a	1,005	—	1,005	—	—	—
Total identifiable intangibles		$90,452	$(44,410)	$46,042	$45,687	$(41,590)	$4,097
Amortization expense for the identifiable purchased intangible assets for the three months ended April 1, 2016 and April 3, 2015 was allocated as follows (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Included in cost of revenue	$418	$461
Included in operating expenses	2,365	1,446
Total amortization expense	$2,783	$1,907
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2016 (remaining nine months)	$3,844	$8,747	$12,591
2017	5,125	4,195	9,320
2018	5,125	4,195	9,320
2019	5,125	4,195	9,320
2020	854	4,006	4,860
Thereafter	—	631	631
Total future amortization expense	$20,073	$25,969	$46,042

NOTE 10: RESTRUCTURING AND RELATED CHARGES
The Company implemented several restructuring plans in the past few years. The goal of these plans was to bring operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense control programs.
The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and asset impairment charges” in the Condensed Consolidated Statements of Operations. The following table summarizes the restructuring and asset impairment charges (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Restructuring and asset impairment charges in:
Product cost of revenue	$(29)	$—
Operating expenses-Restructuring and asset impairment charges	2,612	44
Total restructuring and asset impairment charges	$2,583	$44
Harmonic 2016 Restructuring
In the first quarter of 2016, the Company implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. The Company anticipates spending approximately $20 million in 2016, in aggregate, on the Harmonic 2016 Restructuring Plan and TVN acquisition and integration-related expenses. The activities under the Harmonic 2016 Restructuring Plan are expected to take at least 12 months to complete and the estimated synergies from this plan and the TVN integration effort is approximately $20 million, which the Company anticipates within two years.

In the three months ended April 1, 2016, the Company recorded $2.6 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $1.4 million of costs related to the Company exiting an excess facility at its U.S. headquarters, $1.0 million of severance and benefits for the termination of 13 employees worldwide and $0.2 million of other charges. In the three months ended April 1, 2016, the Company incurred $3.1 million of TVN acquisition-related expenses. (See Note 3, “Business Acquisition” for additional information on TVN acquisition-and integration-related expenses).

In January 2016, the Company exited an excess facility at its U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. The Company accounts for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the three months ended April 1, 2016 (in thousands):

	Excess facilities	Severance and benefits (1)	Other charges	Total
Charges for 2016 Harmonic Restructuring Plan	$1,390	$1,012	$246	$2,648
Non-cash adjustments	1,087	—	—	1,087
Cash payments	(234)	(311)	—	(545)
Non-cash write-offs	—	—	(246)	(246)
Balance at April 1, 2016	$2,243	$701	$—	$2,944

(1) The Company anticipates that the remaining severance and benefits accrual at April 1, 2016 will be substantially paid out by the end of 2016.

Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company implemented a restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing of excess assets. The Company recorded $2.2 million and $1.5 million of restructuring and impairment charges under the Harmonic 2015 Restructuring Plan in fiscal 2014 and 2015, respectively, consisting primarily of severance and benefits for the termination of 56 employees worldwide as well as a fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project. No new activities are anticipated in 2016 for the Harmonic 2015 Restructuring Plan and the remaining restructuring accrual for this plan is expected to be fully settled by the end of the second quarter of 2016.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2015 Restructuring Plan during the three months ended April 1, 2016 (in thousands):

Severance and benefits (2)
Balance at December 31, 2015	$264
Adjustments to restructuring provisions	(65)
Cash payments	(139)
Balance at April 1, 2016	$60
(2) The Company anticipates that the remaining restructuring accrual as of April 1, 2016 will be fully settled by the end of the second quarter of 2016.

NOTE 11: CONVERTIBLE NOTES, OTHER DEBTS AND CAPITAL LEASES
4.00% Convertible Senior Notes
In December 2015, the Company issued $128.25 million aggregate principal amount of unsecured convertible senior notes due 2020 (the “offering” or “Notes”, as applicable) through a private placement with a financial institution. The Notes do not contain any financial covenants. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016. The Notes will mature on December 1, 2020, unless earlier repurchased or converted. The Company incurred approximately $4.1 million of debt issuance cost, of which $3.5 million was paid in 2015 and the remainder was paid in the first quarter of 2016.
Concurrent with the closing of the offering, the Company used $49.9 million of the net proceeds to repurchase 11.1 million shares of the Company’s common stock from purchasers of the offering in privately negotiated transactions effected through the initial purchaser or its affiliate as the Company’s agent. Additionally, the Company used the remaining net proceeds from the offering to fund the TVN acquisition, which closed on February 29, 2016.
Subject to satisfaction of certain conditions and during certain periods, the Notes will be convertible at the option of holders into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 173.9978 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $5.75 per share). The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events.
Prior to September 1, 2020, the Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 1, 2016 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “ measurement period ”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Commencing on September 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes as a whole. The difference between the initial proceeds of the Notes and the liability component (the “debt discount”) of $26.9 million is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount of $4.1 million incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were $3.2 million and were recorded as a direct deduction from the carrying amount of the debt liability in long-term liability in the Condensed Consolidated Balance Sheets and are being amortized to interest expense in the Condensed Consolidated Statements of Operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $0.9 million and were netted with the equity component of the Notes in additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table presents the components of the Notes as of April 1, 2016 (in thousands, except for years and percentages):

	April 1, 2016	December 31, 2015
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(25,673)	(26,732)
Less: Debt issuance costs, net of amortization	(3,095)	(3,223)
Carrying amount	$99,482	$98,295
Remaining amortization period (years)	4.7	4.9
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Contractual interest expense	$1,283	$—
Amortization of debt discount	1,059	—
Amortization of debt issuance costs	128	—
Total interest expense recognized	$2,470	$—

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

April 1, 2016
Financing from French government agencies related to various government incentive programs (1)	$18,980
Term loans (2)	1,721
Secured borrowings (3)	1,837
Obligations under capital leases	2,769
Total debt obligations	25,307
Less: current portion	(8,843)
Long-term portion	$16,464

Other than the 4.00% Notes, the Company did not have any other indebtedness as of December 31, 2015.

(1) As of April 1, 2016, the Company’s TVN French Subsidiary had an aggregate of $19.0 million of loans due to various financing programs of French government agencies, $15.3 million of which is related to loans backed by French R&D tax credit receivables. As of April 1, 2016, the TVN French Subsidiary had an aggregate of $27.6 million of R&D tax credit receivables from the French government from June 2016 through June 2018. (See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information). This R&D tax loan has a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and matures between 2016 through 2018. The remaining loans of $3.7 million at April 1, 2016 primarily relates to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.

(2) One of the term loans with a certain financial institution contains annual covenants that require the TVN French Subsidiary to maintain a minimum working capital balance and various other financial covenants and restrictions that limit the French Subsidiary’s ability to incur additional indebtedness. The annual covenant is based on French statutory year-end results and the French subsidiary was in compliance for 2015.

(3) The TVN French Subsidiary obtained advances under a credit line with BPI France against a pool of eligible receivables with recourse. The maximum advance under this credit line for receivables is €2 million, less applicable fees, and €200,000 of cash is pledged for this program. This credit line will expire in July 2016 unless renewed pursuant to the terms of the credit agreement and the Company plans to renew the credit line for an additional year prior to its expiration. The TVN French Subsidiary also entered into an accounts receivable financing agreement with GE Capital Cofacredit, (“GE”) on September 27, 2013, which is subject to automatic renewal unless cancelled. GE advances up to 90% of qualified customer invoices and holds the remaining 10% as a guarantee fund up with a minimum of €80,000. In addition, another 10% of outstanding receivables is set aside in a holdback receivable and released upon payments received from the customers. These arrangements are treated as secured borrowings in accordance with FASB ASC 860, Transfers and Servicing.
Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations as of April 1, 2016 (in thousands):

Years ending December 31,	Capital lease obligations	Debt obligations
2016 (remaining nine months)	$903	$7,562
2017	1,234	5,735
2018	538	5,895
2019	68	1,023
2020	26	678
Thereafter	—	1,645
Total	$2,769	$22,538

Credit Facilities

The Company’s credit agreement with JPMorgan expired on February 20, 2016 and the Company did not renew the agreement or enter into any new credit agreement.

NOTE 12: EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION
The Company’s stock benefit plans include the employee stock purchase plan and current active stock plans adopted in 1995 and 2002 as well as one stock plan in connection with an acquisition in 2010. See Note 13, “Employee Benefit Plans and Stock-based Compensation” of Notes to Consolidated Financial Statements in the 2015 Form 10-K for details pertaining to each plan. The Company also assumed two existing TVN’s employee equity benefit plans in connection with the TVN acquisition.
Stock Options and RSUs
In connection with the Company’s acquisition of TVN, the Company agreed to make grants of restricted stock units (“RSUs”) with respect to a total of up to 1,750,000 shares. The Company’s stockholders are being asked to approve an amendment to the 1995 Stock Plan at the Company’s 2016 annual meeting of stockholders which would increase the number of shares of common stock reserved for issuance under the 1995 Stock Plan by 2,000,000 shares. If this share increase is not approved, then the remaining shares available for grants under the 1995 Stock Plan may be insufficient to make these grants and also meet the Company’s estimated equity grant needs for new employee and ongoing employee grants for the remainder of 2016 and the period prior to its 2017 annual meeting of stockholders.
The following table summarizes the Company’s stock option and RSU activities during the three months ended April 1, 2016 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	6,150	5,674	$6.56	2,182	$6.99
Authorized	—	—	—	—	—
Granted	(2,802)	876	3.14	1,284	3.15
Options exercised	—	(1)	2.25	—	—
Shares released	—	—	—	(977)	6.72
Forfeited or cancelled	980	(679)	6.38	(201)	5.89
Balance at April 1, 2016	4,328	5,870	$6.08	2,288	$4.88

The following table summarizes information about stock options outstanding as of April 1, 2016 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	5,491	$6.13	4.0	$240
Exercisable	3,479	6.51	2.8	133
The intrinsic value of options vested and expected to vest and exercisable as of April 1, 2016 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 1, 2016. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three months ended April 3, 2015 was $1.3 million. The intrinsic value of options exercised during the three months ended April 1, 2016 was minimal.

The following table summarizes information about RSUs outstanding as of April 1, 2016 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	1,971	1.1	$6,484
The fair value of RSUs vested and expected to vest as of April 1, 2016 is calculated based on the fair value of the Company’s common stock as of April 1, 2016.
Employee Stock Purchase Plan
As of April 1, 2016, the number of shares of common stock available for issuance under the 2002 Employee Stock Purchase Plan (the “ESPP”) was 58,772. In April 2016, the Company’s board of directors unanimously approved an amendment to the ESPP, subject to obtaining stockholder approval in June 2016, to increase the number of shares of the Company’s common stock available for issuance under the ESPP by 1,500,000. If this proposal is approved by our stockholders, the shares reserved and available for issuance under the ESPP for the current offering period commencing on January 1, 2016 and future offering periods would be increased by 1,500,000 shares. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
TVN Employee Equity Benefit Plan
TVN’s existing employee equity benefit plans consist of the French Employee Incentive plan and the Overseas Long Term Incentive plan. The Company’s acquisition of TVN gave rise to a change-in-control event which causes both plans to become fully vested and the settlement of both plans have to be made in cash according to the agreements. The payment is expected to be made in the second quarter of 2016 upon finalizing the closing adjustments to the TVN purchase price which has an impact on the valuation of the equity value of each plan.
In accordance with applicable accounting guidance, the Company recorded these two plans at fair value as liabilities (included in “Accrued Liabilities” on the Condensed Consolidated Balance Sheets) and changes in fair value are accrued as stock-based compensation expense in the reporting period. As of April 1, 2016, the aggregated fair value of these two plans was $2.4 million.
TVN Retirement Benefit Plan
As part of the TVN acquisition the Company assumed obligations under defined benefit pension plans which were unfunded as of the acquisition date. Under French law, TVN French Subsidiary is required to make certain payments to employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement.

The present value of the company’s obligation for these lump-sum payments is determined on an actuarial basis and the actuarial valuation takes into account the employees’ age and period of service with the company; projected mortality rates, mobility rates and increases in salaries; and a discount rate of 2% per annum.
The present value of the Company’s defined benefit pension plan obligations as of April 1, 2016 and changes to the Company’s defined benefit pension plan obligations are shown below (in thousands):

Projected benefit obligation:
Acquired from TVN acquisition	$5,907
Service cost	23
Interest cost	10
Foreign currency translation adjustment	149
As of April 1, 2016	6,089
Presented on the Condensed Consolidated Balance Sheets under:
Current portion (presented under “Accrued liabilities”)	187
Long-term portion (presented under “Other non-current liabilities”)	$5,902
The plan was unfunded as of April 1, 2016. There were no amounts recognized in accumulated other comprehensive loss as of April 1, 2016. There are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. Net periodic costs for the three months ended April 1, 2016 were $33,000.

The following assumptions were used in determining the Company’s pension obligation:

April 1, 2016
Discount rate	2.0%
Mobility rate	2.2%
Salary progression rate	2.0%

The Company evaluates the discount rate assumption annually. The discount rate used for the Company’s valuation study was based on the rate of long-term Euro zone AA rated 10 years corporate bonds as of December 31, 2015, which yielded 2.0%.

The Company also evaluates other assumptions related to demographic factors, such as retirement age, mortality rates and turnover periodically, updating them to reflect experience and expectations for the future. The mortality assumption related to the Company’s defined benefit pension plan used mortality tables published in January 2016 by the French National Institute of Statistics and Economic Studies.
Future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2016 (remaining nine months)	$96
2017	120
2018	232
2019	373
2020	442
2021 - 2025	2,357
$3,620

401(k) Plan
The Company has a retirement/savings plan for the U.S. employees which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the three months ended April 1, 2016 and April 3, 2015 were $130,000 and $161,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Stock-based compensation in:
Cost of revenue	$227	$528
Research and development expense	969	1,148
Selling, general and administrative expense	1,898	2,458
Total stock-based compensation in operating expense	2,867	3,606
Total stock-based compensation	$3,094	$4,134
As of April 1, 2016, the Company had approximately $12.3 million of unrecognized stock-based compensation expense related to the unvested portion of its stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 2.0 years.
Valuation Assumptions
The Company estimates the fair value of employee stock options and stock purchase rights under the ESPP using a Black-Scholes option valuation model. The value of the stock purchase rights under the ESPP consists of: (1) the 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The call option and put option were valued using the Black-Scholes option pricing model. At the date of grant, the Company estimated the fair value of each stock option grant and stock purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options
	Three months ended
	April 1, 2016	April 3, 2015
Expected term (years)	4.30	4.70
Volatility	36%	38%
Risk-free interest rate	1.4%	1.6%
Expected dividends	0.0%	0.0%

	ESPP Purchase Period Ending
	June 30, 2016	June 30, 2015
Expected term (years)	0.50	0.49
Volatility	52%	35%
Risk-free interest rate	0.5%	0.1%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.17	$1.74
The expected term of the employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term of the stock purchase rights under the ESPP represents the period of time from the beginning of the offering period to the purchase date. The Company uses its historical volatility for a period equivalent to the expected term of the options to estimate the expected volatility. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The

Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
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
The weighted-average fair value per share of options granted was $0.97 and $2.63 for the three months ended April 1, 2016 and April 3, 2015, respectively. The fair value of all stock options vested during each of the three months ended April 1, 2016 and April 3, 2015 were $0.9 million and $1.3 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three months ended April 1, 2016. The total realized tax benefit attributable to stock options exercised during the three months ended April 3, 2015 was $120,000.

The aggregate fair value of all RSUs issued during the three months ended April 1, 2016 and April 3, 2015 were $6.6 million and $6.1 million, respectively.
NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Loss before income taxes	$(24,662)	$(2,943)
Provision for (benefit from) income taxes	518	(286)
Effective income tax rate	(2.1)%	9.7%
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
The Company’s effective income tax rate of (2.1)% for the three months ended April 1, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For three months ended April 1, 2016, the discrete adjustments to the Company's tax expense were primarily the accrual of interest on uncertain tax positions and withholding taxes. In addition, the impairment charge of the Vislink investment in the three months ended April 1, 2016 received no tax benefit. (See Note 5, “Investments in Other Equity Securities” for additional information on the Vislink impairment charge).
In the three months ended April 3, 2015, the Company's effective income tax rate was 9.7%. The rate for the three months ended April 3, 2015 is lower than the U.S. federal statutory rate of 35% primarily because the loss before income taxes for three months ended April 3, 2015 included the loss on impairment of VJU investment for which no tax benefit can be recognized. The effective tax rate for the three months ended April 3, 2015 excluding the loss on impairment of VJU would be approximately 65% and this is higher than the U.S. federal rate of 35% primarily due to an increase in the Company's U.S. current and non-current income tax payable as well as maintaining a full valuation allowance against all of the Company's U.S. deferred tax assets.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2012 through 2015 tax years generally remain subject to examination by most state tax authorities in the United States. The Company’s income tax return for 2012 is currently under examination by the U.S. Internal Revenue Service, which commenced in August 2015, and the 2013 through 2015 tax years remain subject to examination by the U.S. federal tax authority. In significant foreign jurisdictions, the

2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. A subsidiary of the Company is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015) related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. On February 19, 2016, the U.S. Internal Revenue Service filed a notice of appeal in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), to the Ninth Circuit Court of Appeal. The Ninth Circuit will decide whether a regulation that mandates that stock-based compensation costs related to the intangible development activity of a qualified cost sharing arrangement (a “QCSA”) must be included in the joint cost pool of the QCSA (the “all costs rule”) is consistent with the arm’s length standard as set forth in Section 482 of the Internal Revenue Code. The Company concluded that no adjustment to the consolidated financial statements as of December 31, 2015 is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.
The Company’s operations in Switzerland are subject to a reduced tax rate under the Switzerland tax holiday which requires various thresholds of investment and employment in Switzerland. The Company has met these various thresholds and the Switzerland tax holiday is effective through the end of 2018.
As of April 1, 2016, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $16.2 million, of which $3.9 million would affect the Company’s effective tax rate if the benefits are eventually recognized.  The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.5 million of gross interest and penalties accrued as of April 1, 2016. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of April 1, 2016, the Company anticipates that the balance of gross unrecognized tax benefits will remain substantially unchanged over the next 12 months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended
	April 1, 2016	April 3, 2015
Numerator:
Net loss	$(25,180)	$(2,657)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	76,996	88,655
Net loss per share:
Basic and diluted	$(0.33)	$(0.03)

The diluted net loss per share is the same as basic net loss per share for the three months ended April 1, 2016 and April 3, 2015 because potential common shares are only considered when their effect would be dilutive. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Stock options	5,548	7,088
RSUs	1,772	2,049
Stock purchase rights under the ESPP	59	504
Total	7,379	9,641
Also excluded from the table above are the Notes, which are convertible under certain conditions into an aggregate of 22,304,348 shares of common stock. (See Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Since the Company’s intent is to settle the principal amount of the Notes in cash, the treasury stock method is being used to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the Company’s average market price of its common stock for a given period exceeds the conversion price of $5.75 per share.

NOTE 15: SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company’s Chief Operating Decision Maker ( the “CODM”), which for Harmonic is its Chief Executive Officer, in deciding how to allocate resources and assess performance. Based on our internal reporting structure, the Company consists of two operating segments: Video and Cable Edge, and prior to the fourth quarter of 2014, the Company operated its business in only one reportable segment. The operating segments were determined based on the nature of the products offered. The Video segment sells video processing and production and playout solutions and services worldwide to broadcast and media companies, streaming new media companies, cable operators, and satellite and telecommunications (telco) Pay-TV service providers. The Cable Edge segment sells cable edge solutions and related services to cable operators globally.
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
On February 29, 2016, the Company completed its acquisition of 100% of the equity interests of TVN and assigned TVN to its Video operating segment.

The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Net revenue:
Video	$65,008	$69,282
Cable Edge	16,824	34,734
Total consolidated net revenue	$81,832	$104,016

Operating income (loss):
Video	$(7,347)	$(90)
Cable Edge	(1,853)	6,188
Total segment operating income (loss)	(9,200)	6,098
Unallocated corporate expenses*	(5,679)	(44)
Stock-based compensation	(3,094)	(4,134)
Amortization of intangibles	(2,783)	(1,907)
Loss from operations	(20,756)	13
Non-operating expense	(3,906)	(2,956)
Loss before income taxes	$(24,662)	$(2,943)

*Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and asset impairment charges, excess facilities charges and TVN acquisition- and integration-related costs.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of April 1, 2016 are as follows (in thousands):

Years ending December 31,
2016 (remaining nine months)	$9,804
2017	13,000
2018	11,725
2019	10,212
2020	7,585
Thereafter	10,610
Total	$62,936

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

	Three months ended
	April 1, 2016	April 3, 2015
Balance at beginning of period	$3,913	$4,242
Balance assumed from TVN acquisition	1,012	—
Accrual for current period warranties	1,259	1,595
Changes in liability related to pre-existing warranties	—	—
Warranty costs incurred	(1,218)	(1,746)
Balance at end of period	$4,966	$4,091
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria defined by the Company. The Company had approximately $19.8 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of April 1, 2016.
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of April 1, 2016, the Company had $0.7 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $1.9 million bank guarantees outstanding as of April 1, 2016, of which $1.3 million was related to a building lease for the TVN French Subsidiary, $0.3 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through April 1, 2016.
Contingencies
The TVN acquisition is subject to post-closing adjustments as set forth in the TVN Purchase Agreement to be determined within 90 days from the acquisition date in amounts respectively capped to (i) the difference between €76 million (as converted from euros into U.S. dollars) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016. As of April 1, 2016, the Company has recorded an estimated contingent consideration of approximately $8.0 million, which has not been paid to date.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that the Company’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. A status conference was held with the District Court on April 14, 2016. A supplemental claim construction hearing is scheduled for May 27, 2016. There are currently no deadlines beyond the claim construction hearing.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. The Company filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision and a mandate issued on April 7, 2016.  The litigation is currently stayed.

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

NOTE 17: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance as of December 31, 2015	$(2,634)	$(246)	$(1,538)	$(4,418)
Other comprehensive income before reclassifications	1,934	323	79	2,336
Amounts reclassified from AOCI	—	78	1,476	1,554
Provision for income taxes	—	—	(18)	(18)
Balance as of April 1, 2016	$(700)	$155	$(1)	$(546)
The effects of amounts reclassified from AOCI into the Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Gains (losses) on cash flow hedges from foreign currency contracts:
Cost of revenue	$(10)	$7
Operating expenses	(68)	42
Total reclassifications from AOCI	$(78)	$49
The loss on available-for-sale securities of $1.5 million reclassified from AOCI into the Condensed Consolidated Statement of Operations was included under “Loss on impairment of long-term investment”.
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
There were no stock repurchases in the first quarter of 2016 and the remaining authorized amount for stock repurchases under this program was $45.7 million as of April 1, 2016. For additional information, see “Item 2 - Unregistered sales of equity securities and use of proceeds” of this Quarterly Report on Form 10-Q.

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
Some of the statements contained in this Form 10-Q are forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	developing trends and demands in the markets we address, particularly emerging markets;

•	economic conditions, particularly in certain geographies, and in financial markets;

•	new and future products and services;

•	capital spending of our customers;

•	our strategic direction, future business plans and growth strategy;

•	industry and customer consolidation;

•	expected demand for and benefits of our products and services;

•	seasonality of revenue and concentration of revenue sources;

•	expectations regarding the impact of our TVN acquisition;

•	the potential impact of our continuing stock repurchase plan;

•	potential future acquisitions and dispositions;

•	anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital; and

•	the condition of our cash investments.
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 48 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW
We design, manufacture and sell versatile and high performance video infrastructure products and system solutions that enable our customers to efficiently create, prepare and deliver a full range of video and broadband services to consumer devices, including televisions, personal computers, laptops, tablets and smart phones. We do business in three geographic regions: the Americas, EMEA, and APAC and operate in two segments, Video and Cable Edge. Our Video business sells video processing and production and playout solutions and services worldwide to cable operators and satellite and telecommunications (telco) Pay-TV service providers, which we refer to collectively as “service providers,” as well as to broadcast and media companies, including streaming new media companies. Our Cable Edge business sells cable edge solutions and related services, primarily to cable operators globally.

Acquisition of TVN

On February 29, 2016, through our wholly-owned subsidiary Harmonic International AG, we completed our acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France, for approximately $84.6 million in cash. The purchase price consideration is provisional as it is still pending post-closing adjustments as set forth in the Agreement, dated February 11, 2016, entered into between the Company and the other parties thereto (“TVN Purchase Agreement”). The $84.6 million provisional purchase price included an estimate for the contingent consideration of approximately $8.0 million, which has not been paid to date. Pursuant to the TVN Purchase Agreement, $13.5 million of the purchase consideration may remain in escrow for a period of up to 18 months and relates to certain indemnification obligations of TVN’s former equity holders. The TVN acquisition was primarily funded with cash proceeds from the issuance of the Notes in December 2015.

TVN is now a part of our Video segment and its results of operations are included in our Condensed Consolidated Statements of Operations beginning March 1, 2016. The acquisition of TVN is intended to strengthen our competitive position in the video infrastructure market as well as to enhance the depth and scale of our research and development and service and support capabilities in the video arena. We believe that the combined product portfolios, research and development teams and global sales and service personnel of Harmonic and TVN will allow us to accelerate innovation for its customers while leveraging greater scale to drive operational efficiencies. (See Note 3, “Business Acquisition,” of the notes to our Condensed Consolidated Financial Statements for additional information on the acquisition).

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

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers in the three months ended April 1, 2016 accounted for approximately 40% of our net revenue, compared to 44% for the corresponding period in 2015. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. In the three months ended April 1, 2016, Time Warner Cable accounted for more than 13% of our net revenue and, for the corresponding period in 2015, Comcast accounted for 20% of our net revenue. No other customers accounted for more than 10% of our net revenue in those periods. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue decreased $22.2 million, or 21%, in the three months ended April 1, 2016, compared to the corresponding period in 2015, primarily due to a $17.9 million decrease in our Cable Edge segment revenue and a $4.3 million decrease in our Video segment revenue. Our net revenue in the three months ended April 1, 2016 included TVN net revenue in the amount of approximately $2.9 million for the one month period following the closing of the TVN acquisition. The decrease in our Cable Edge segment revenue was principally related to a technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast pay TV services to a new architecture that is capable of delivering converged video and IP data services, which we plan to begin shipping in the second half of 2016. The decrease in our Video segment revenue reflected an overall softer spending environment relating to several ongoing significant technology transitions, customer consolidation activities, and evolving pay TV business models. These dynamics continued to impact our Video segment revenue in the EMEA and APAC regions, offset in part by improved spending trends in the Americas from both our service provider and broadcast and media customers.
As noted above, the delay by our customers in purchasing new solutions in anticipation of the adoption of next generation technologies and architectures continues to impact our revenue. Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture, Ultra HD and 4K. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, over-the-top, and new mobile video services. We believe we are well positioned to address these opportunities as we continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions, enabling video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Edge strategy is to become a major player in the approximately $2 billion CCAP market by delivering innovative new DOCSIS 3.1 CMTS technology, which we refer to as CableOS. In the meantime, our Cable Edge segment is experiencing weaker demand as some of our customers have decreased spending on current Cable Edge products as they prepare to make investments in new converged data and video DOCSIS 3.1 CMTS solutions. While these trends present near-term challenges for us, we believe we have made significant progress on the development of our DOCSIS 3.1 CMTS solutions and we anticipate addressing this market opportunity beginning with our first CableOS shipments in the second half of 2016.
As a result of the decrease in our net revenue and the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing extensive, Company-wide expense control programs. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are prepared in accordance with U. S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Our critical accounting policies, judgements and estimates are disclosed in in our 2015 Annual Report on Form 10-K, as filed with the SEC. In the three months ended April 1, 2016, we added the following policy to our critical accounting policies.

Business Combination
We applied the acquisition method of accounting for business combinations to our acquisition of TVN, which closed on February 29, 2016. (See Note 3, “Business Acquisition” for additional information on TVN acquisition). Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measurements that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

The accounting for the TVN acquisition is based on currently available information and is considered preliminary. Although we believe that the assumptions and estimates we made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Condensed Consolidated Statements of Operations.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see
Note 2 to the Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Segment:
Video	$65,008	$69,282	$(4,274)	(6)%
Cable Edge	16,824	34,734	(17,910)	(52)%
Total	$81,832	$104,016	$(22,184)	(21)%
Segment revenue as a % of total net revenue:
Video	79%	67%
Cable Edge	21%	33%
The following table presents the breakdown of revenue by geographical region for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Geography:
Americas	$48,977	$60,518	$(11,541)	(19)%
EMEA	19,855	24,673	(4,818)	(20)%
APAC	13,000	18,825	(5,825)	(31)%
Total	$81,832	$104,016	$(22,184)	(21)%
Regional revenue as a % of total net revenue:
Americas	60%	58%
EMEA	24%	24%
APAC	16%	18%

Our Video segment net revenue decreased 6% in the three months ended April 1, 2016, compared to the corresponding period in 2015, primarily due to a $4.5 million decrease in video product revenue, offset in part by a $0.2 million increase in video service revenue. Excluding TVN’s one month of post-acquisition net revenue of approximately $2.9 million included in our results of operations for the three months ended April 1, 2016, our Video segment net revenue decreased approximately 10% in the three months ended April 1, 2016, compared to the corresponding period in 2015. The decrease in video product revenue in the three months ended April 1, 2016 reflected a softer spending environment relating to several significant ongoing technology transitions, customer consolidation activities, and evolving Pay-TV business models. These dynamics continued to impact our Video revenue in the EMEA and APAC regions, partially offset by improved spending trends in the Americas from both our service provider and broadcast and media customers. The increase in our service revenue in the three months ended April 1, 2016 was primarily due to an increase in the installed base of equipment being serviced for our customers, primarily in the Americas.
Our Cable Edge segment net revenue decreased 52% in the three months ended April 1, 2016, compared to the corresponding period in 2015, primarily in the North American region, and to a lesser extent in the APAC and EMEA regions. The decrease was primarily due to lower spending associated with a decrease in demand as some of our customers are deferring purchases as they plan migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Several of our cable customers have started planning for the transition from DOCSIS 3.0 to DOCSIS 3.1 technologies, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We are currently developing solutions based on DOCSIS 3.1 technologies and the CCAP architecture, with our first shipments scheduled for the second half of 2016.
Net revenue in the Americas decreased 19% in the three months ended April 1, 2016 compared to the corresponding period in 2015, primarily due to a decline in revenues from our largest customer Cable Edge customer, which predominately purchases products in this region, offset in part by stronger demand for our video products from both new and existing service provider and broadcast and media customers. Net revenue in the EMEA and APAC regions decreased 20% and 31%, respectively, in the three months ended April 1, 2016, compared to the corresponding period in 2015, with decreases across all product categories and end customer verticals.
Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Gross profit	$40,654	$55,028	$(14,374)	(26)%
As a percentage of net revenue (“gross margin”)	49.7%	52.9%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.
Gross margin decreased to 49.7%, in the three months ended April 1, 2016 from 52.9% compared to the corresponding period in 2015. The decrease in gross margin was primarily due to a 52% decrease in our Cable Edge segment revenue, as well as lower sales of our high margin video servers in the three months ended April 1, 2016, compared to the same period in 2015. Additionally, the inclusion of TVN’s one month of operating results in the three months ended April 1, 2016 decreased our gross margin slightly due to higher material, labor and overhead costs from the additional headcount and facilities acquired in connection with the TVN acquisition.
In the three months ended April 1, 2016, $0.4 million of amortization of intangibles was included in cost of revenue, compared to $0.5 million in the corresponding period in 2015.
Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Research and development	$23,563	$22,329	$1,234	6%
As a percentage of net revenue	28.8%	21.5%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
The $1.2 million, or 6%, increase in research and development expenses in the three months ended April 1, 2016, compared to the corresponding period in 2015, was primarily due to the inclusion of TVN’s post-acquisition one month of research and development expenses. Such increases were offset in part by lower spending on engineering projects due to differences in timing and pattern of planned engineering project spending in the three months ended April 1, 2016, compared to the corresponding period in 2015.
Our TVN French subsidiary participates in the French Crédit d’Impôt Recherche (“CIR”) program (“R&D tax credits”) which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses. In the three months ended April 1, 2016, we recorded approximately $0.5 million of R&D tax credits as an offset to research and development expenses.
Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Selling, general and administrative	$32,870	$31,196	$1,674	5%
As a percentage of net revenue	40.2%	30.0%

The $1.7 million, or 5%, increase in selling, general and administrative expenses in the three months ended April 1, 2016, compared to the corresponding period of 2015, was primarily due to TVN acquisition- and integration-related costs incurred in the three months ended April 1, 2016 as well as the inclusion of TVN’s post-acquisition one month of selling, general and administrative expenses. Such increases were offset in part by lower variable employee compensation related expenses mainly due to a decrease in headcount and lower commission expense resulting from revenue decrease, as well as cost containment efforts in marketing related expenses.
Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Video	$(7,347)	$(90)	$(7,257)	8,063%
Cable Edge	(1,853)	6,188	(8,041)	(130)%
Total segment operating income (loss)	$(9,200)	$6,098	$(15,298)	(251)%
Segment operating income (loss) as a % of segment revenue:
Video	(11)%	(0.1)%
Cable Edge	(11)%	18%
Video segment operating margin decreased from (0.1)% to (11)% in the three months ended April 1, 2016, compared with the corresponding period in 2015, primarily due to a decrease in Video gross margin caused by an unfavorable mix shift and, to a lesser extent, due to the inclusion of TVN’s post-acquisition operating loss in the three months ended April 1, 2016. Cable Edge segment operating margin decreased from 18% to (11)% in the three months ended April 1, 2016, compared with the corresponding period in 2015, primarily due to a 52% decrease in Cable Edge segment revenue and to a lesser extent, higher research and development expenses driven by the development projects associated with our new CableOS products.
The following table presents a reconciliation of total segment operating income to consolidated loss before income taxes (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Total segment operating income (loss)	$(9,200)	$6,098
Unallocated corporate expenses	(5,679)	(44)
Stock-based compensation	(3,094)	(4,134)
Amortization of intangibles	(2,783)	(1,907)
Loss from operations	(20,756)	13
Non-operating expense	(3,906)	(2,956)
Loss before income taxes	$(24,662)	$(2,943)

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Amortization of intangibles	$2,365	$1,446	$919	64%
As a percentage of net revenue	2.9%	1.4%
The increase in amortization of intangibles expense in the three months ended April 1, 2016, compared to the corresponding period in 2015, was primarily due to the amortization of certain intangibles related to the acquisition of TVN, which closed on February 29, 2016.

Restructuring and related Charges
We implemented several restructuring plans in the past few years. The goal of these plans was, and continues to be, to bring operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense control programs.
We account for our restructuring plans under the authoritative guidance for exit or disposal activities. The restructuring and asset impairment charges are included in “Product cost of revenue” and “Operating expenses-restructuring and asset impairment charges” in the Condensed Consolidated Statement of Operations. The following table summarizes the restructuring and asset impairment charges (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Restructuring and related charges in:
Product cost of revenue	$(29)	$—
Operating expenses-Restructuring and related charges	2,612	44
Total restructuring and related charges	$2,583	$44
Harmonic 2016 Restructuring
In the first quarter of 2016, we implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. We anticipate spending approximately $20 million in 2016, in aggregate, on the Harmonic 2016 Restructuring Plan and TVN acquisition and integration-related expenses. The activities under the Harmonic 2016 Restructuring Plan are expected to take at least 12 months to complete and the estimated synergies from this plan and the TVN integration effort is approximately $20 million, which we anticipate to realize within two years.

In the three months ended April 1, 2016, we recorded $2.6 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, consisting of $1.4 million of costs related to exiting an excess facility at our U.S. headquarters, $1.0 million of severance and benefits for the termination of 13 employees worldwide and $0.2 million of other charges. In the three months ended April 1, 2016, we incurred $3.1 million of TVN acquisition- and integration-related expenses. (See Note 3, “Business Acquisition” of the notes to Consolidated Financial Statements for additional information on TVN acquisition-and integration-related expenses).

In January 2016, we exited an excess facility at our U.S. headquarters in San Jose, California and recorded $1.4 million in facility exit costs. We account for facility exit costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through August 2020. Actual sublease terms may differ from the estimates originally made by us. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $2.5 million. Offsetting these charges was an adjustment for deferred rent liability relating to this space of $1.1 million.

For a complete discussion of the restructuring actions related to the 2015 restructuring plan and the charges in 2015, see Note 11, “Restructuring and Asset Impairment Charges,” of the notes to Consolidated Financial Statements in the 2015 Form 10-K.
Loss on Impairment of Long-term Investment
In the first quarter of 2016, we recorded an impairment charge of $1.5 million reflecting the reduced cost basis of our Vislink investment at April 1, 2016. Vislink’s stock price had remained below its cost basis for approximately the last seven months. The prolonged low Vislink stock price led us to conclude the impairment was other than temporary. Additionally, our assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggests that Vislink's stock price may not recover to our original cost basis in 2016. At April 1, 2016, our remaining maximum exposure to losses from the Vislink investment was limited to its reduced investment cost of $1.9 million. (See Note 5, “Investments in Other Equity Securities”, of the notes to our Condensed Consolidated Financial Statements for additional information).
Interest (Expense) Income, Net
Interest (expense) income, net was $(2.4) million and $55,000, for the three months ended April 1, 2016 and April 3, 2015, respectively. Interest expense increased in the three months ended April 1, 2016 primarily due to the additional interest expense associated with the Notes issued in December 2015. (See Note 11, “Convertible Notes, Other Debts and Capital Leases,” of the notes to our Condensed Consolidated Financial Statements for additional information on the notes and the associated interest).

Other Expense, Net
Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S. dollar.
Other expense, net was $9,000 and $0.5 million, for the three months ended April 1, 2016 and April 3, 2015, respectively. The $0.5 million other expense, net in the three months ended April 3, 2015 was primarily due to the unfavorable foreign exchange impact resulting from the weakening of the Euro. To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts (See Note 6, “Derivatives and Hedging Activities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

Income Taxes
The following table presents the provision for income taxes and the provision as a percentage of net revenue for the three months ended April 1, 2016 and April 3, 2015 (in thousands, except percentages):

	Three months ended
	April 1, 2016	April 3, 2015	Q1 FY16 vs Q1 FY15
Provision for (benefit from) income taxes	$518	$(286)	$804	(281)%
Effective income tax rate	(2.1)%	9.7%
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
Our effective income tax rate of (2.1)% for the three months ended April 1, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For three months ended April 1, 2016, the discrete adjustments to our tax expense were primarily the accrual of interest on uncertain tax positions and withholding taxes. In addition, the impairment charge of our Vislink investment in the three months ended April 1, 2016 received no tax benefit. (See Note 5, “Investments in Other Equity Securities” for additional information on the Vislink impairment charge).
In the three months ended April 3, 2015, our effective income tax rate was 9.7%. The rate for the three months ended April 3, 2015 is lower than the U.S. federal statutory rate of 35% primarily because the loss before income taxes for three months ended April 3, 2015 included the loss on impairment of VJU investment for which no tax benefit can be recognized. The effective tax rate for the three months ended April 3, 2015 excluding the loss on impairment of VJU would be approximately 65% and this is higher than the U.S. federal rate of 35% primarily due to an increase in our U.S. current and non-current income tax payable as well as maintaining a full valuation allowance against all of our U.S. deferred tax assets.
Liquidity and Capital Resources
As of April 1, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $57.0 million, short-term investments of $19.2 million, net accounts receivable of $95.5 million and borrowings from the capital markets as well as financing from French government agencies. As of April 1, 2016, we had assumed $25.3 million debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses and TVN acquisition- and integration-related expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents and short-term investments of $76.2 million at April 1, 2016 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of April 1, 2016, $25.9 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

In December 2015, we issued $128.25 million aggregate principal amount of the Notes. We incurred approximately $4.1 million of debt issuance cost, of which $3.5 million was paid in 2015 and the remaining $0.6 million was paid in the three months ended April 1, 2016. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016 and mature on December 1, 2020. (See Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock. The remaining net proceeds from the Notes were used to fund our acquisition of TVN, which closed on February 29, 2016.
Additionally, our credit agreement with JPMorgan expired on February 20, 2016 and we did not renew the agreement or enter into any new credit agreement.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Three months ended
	April 1, 2016	April 3, 2015
Net cash provided by (used in):
Operating activities	$(5,408)	$1,877
Investing activities	(64,802)	5,912
Financing activities	685	(1,030)
Effect of foreign exchange rate changes on cash	330	(135)
Net (decrease) increase in cash and cash equivalents	$(69,195)	$6,624
Operating Activities
Net cash used in operations increased $7.3 million in the three months ended April 1, 2016, compared to the corresponding period in 2015, primarily due to a $22.5 million increase in net loss, largely driven by a 21% decrease in our net revenue, offset in part by less cash used in net working capital compared to last year. We made an advance payment in the amount of $14.2 million to a supplier in the first quarter of 2015 in order to secure more favorable pricing from the supplier and the arrangement and advance payment was not repeated in the first quarter of 2016.
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
Investing Activities
Net cash used in investing activities increased $70.7 million in the three months ended April 1, 2016, compared to the corresponding period in 2015, primarily due to the $69.5 million cash paid for the TVN acquisition in February 2016.
Financing Activities
Net cash provided by financing activities increased $1.7 million in the three months ended April 1, 2016, compared to the corresponding period in 2015, primarily because no cash was used for share repurchases in the first quarter of 2016 compared to $5.2 million used in the same quarter in 2015, offset in part by lower net cash proceeds from the issuance of common stock to employees.

Contractual Obligations and Commitments

Future payments under contractual obligations and other commercial commitments, as of April 1, 2016 are as follows (in thousands):

	Payments Due by Period
	Total Amounts Committed	1 Year or Less	2 -3 Years	4-5 Years	Over 5 Years
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	25,462	4,942	10,260	10,260	—
Other debts	22,538	7,562	11,630	1,701	1,645
Capital Lease	2,769	903	1,772	94	—
Operating leases	62,936	9,804	24,725	17,797	10,610
Purchase commitments	19,815	19,815	—	—	—
Total contractual obligations	$261,770	$43,026	$48,387	$158,102	$12,255
Other commercial commitments:
Standby letters of credit	$704	$704	$—	$—	$—
Total commercial commitments	$704	$704	$—	$—	$—

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of April 1, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our operating results, financial position or liquidity due to adverse changes in market prices and rates. We are exposed to market risk because of changes in interest rates, foreign currency exchange rates, when other currencies held by our subsidiaries are measured against the U.S. dollar, and to changes in the value of financial instruments held by us.
Foreign Currency Exchange Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies.
As a result of the TVN acquisition, our international operations have become more significant. The functional currency of each foreign subsidiary is generally the local currency, except for our subsidiaries in Israel and Switzerland where the functional currency is the U.S. dollar. The reported results of our foreign subsidiaries may be affected by currency exchange rates when their operating results and financial positions are translated into U.S. dollars. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in the Euro. A 10% change in the Euro to U.S. dollar exchange applied to the results of our foreign subsidiaries that have the Euro as their functional currency would change our net income by approximately $2 million over the course of a year.
Our U.S. dollar functional subsidiaries have certain international customers who are billed in local currency, primarily the Euro, British pound and Japanese yen. Net billings denominated in foreign currencies representing approximately 10% of total net billings in the first three months of each of 2016 and 2015. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support for our products and to provide professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage foreign currency rate exposures and we do not enter into foreign currency forward contracts for trading purposes.
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Beginning December 2014, we entered into forward currency contracts to hedge forecasted operating expenses and service cost related to employee salaries and benefits denominated in Israeli shekels (“ILS”) for our subsidiaries in Israel. These ILS forward contracts mature generally within 12 months and are designated as cash flow hedges. The effective portion of the gains or losses on the derivative is reported as a component of “Accumulated other comprehensive loss” (“AOCI”) in the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the same period in which the hedged transactions are recognized in earnings. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the gain or loss on the related derivative will be reclassified from AOCI to earnings immediately.

Derivatives Not Designated as Hedging Instruments (Balance Sheet Hedges)

We also enter into forward currency contracts to hedge foreign currency denominated monetary assets and liabilities. These derivative instruments are marked to market through earnings each accounting period and mature generally within three months. Changes in the fair value of these foreign currency forward contracts are recognized in “Other expense, net” in the Condensed Consolidated Statement of Operations, net and are largely offset by the changes in the fair value of the underlying assets or liabilities being hedged.

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	April 1, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Purchase	$9,003	$12,984
Derivatives not designated as hedging instruments:
Purchase	$3,182	$6,942
Sell	$7,931	$11,332

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities; and outstanding debt arrangements with variable rate interests.
As of April 1, 2016, our cash, cash equivalents and short-term investments totaled $76.2 million. These amounts are held for working capital purposes and we do not hold derivative instruments in our investment portfolio. Our investment portfolio consists of fixed income securities that are classified as “available-for-sale securities”. These securities, like all fixed income instruments, are subject to interest rate risk and will change in value if market interest rates change. We attempt to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results, nor the total value of the portfolio over the next fiscal year. If overall interest rates had increased by 10% during the first quarter of 2016, our interest income on our cash, cash equivalents and short-term investments would have declined by less than $0.1 million assuming a constant investment balance over the time period.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instrument at April 1, 2016 was $25.3 million, of which $2.8 million relates to obligations under capital leases with fixed interest rates. The remaining $22.5 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information). As of April 1, 2016, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by less than $0.1 million annually.
As of April 1, 2016, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Except as described below, based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended April 1, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We acquired TVN on February 29, 2016 and are in the process of integrating the acquired business into our overall internal control over financial reporting process. TVN’s post acquisition revenue included in the quarter ended April 1, 2016 accounted for approximately 4% of our consolidated net revenue for the three months ended April 1, 2016 and TVN’s total assets as of April 1, 2016 accounted for approximately 15% of our consolidated total assets as of April 1, 2016. We expect to exclude the TVN business from the assessment of internal control over financial reporting until December 31, 2016.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in our favor, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, we filed our response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. A status conference was held with the District Court on April 14, 2016. A supplemental claim construction hearing is scheduled for May 27, 2016. There are currently no deadlines beyond the claim construction hearing.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that Harmonic’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. We filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and we filed our opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and we filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision and a mandate issued on April 7, 2016. The litigation is currently stayed.
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

In the last few years, the cable industry has begun to develop and promulgate the CCAP architecture for next-generation cable edge solutions, which combines edge QAM and CMTS functions in a single system in order to combine resources for video and data delivery. We believe CCAP-based systems, both centralized and remote PHY solutions, will significantly reduce cable headend costs and increase operational efficiency, and are an important step in cable operators’ transition to all-IP networks. We market and sell CCAP-based products, and are developing CMTS capabilities to make our products fully-compliant with current and future CCAP architecture standards. If we are unsuccessful in developing these capabilities in a timely manner, or are otherwise delayed in making such capabilities available to our customers, our business may be adversely impacted, particularly if our competitors develop and market fully compliant products before we do.

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

Future demand for many of our products will depend significantly on the growing market acceptance of emerging broadband services, including digital video, VOD, HDTV, IP video services (particularly streaming to tablet computers, connected TVs and mobile devices) and very high-speed data services. The market demand for such emerging services is rapidly growing, with many custom or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.

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

Revenue derived from customers outside of the U.S. in the three months ended of April 1, 2016 and April 3, 2015 represented approximately 49% and 50% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and/or similar anti-corruption and anti-bribery laws, particularly in emerging market countries;

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the three months ended April 1, 2016 and April 3, 2015 accounted for approximately 40% and 44% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the three months ended April 1, 2016, revenue from Time Warner Cable accounted for 13% of our revenue and in the three months ended April 3, 2015, Comcast accounted for approximately 20% of our revenue, respectively, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Time Warner Cable, Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

As a result of these and other factors, we may be unable to increase our revenues from some or all of the markets we address, or to do so profitably, and any failure to increase revenues and profits from these customers could materially and adversely affect our operating results, financial condition and cash flows.

We rely on resellers, VARs and systems integrators for a significant portion of our revenue, and disruptions to, or our failure to develop and manage our relationships with these customers or the processes and procedures that support them could adversely affect our business.

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

As part of our business strategy, from time to time we have acquired, and we may continue to acquire, businesses, technologies, assets and product lines that we believe complement or expand our existing business. For example, on February 29, 2016, we announced the closing of our acquisition of TVN, which is headquartered in Rennes, France. Acquisitions involve numerous risks, including the following:

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

In addition to the risks outlined above, the success of the TVN acquisition will depend, in part, on our ability to successfully integrate TVN’s business and operations, including the successful implementation of the Harmonic 2016 Restructuring Plan to streamline our corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the TVN acquisition, address product and customer overlaps between the two entities and fully realize the anticipated benefits and potential synergies from combining our business with TVN’s business. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. Additionally, the integration process could result in the loss of key employees or key customers, decreases in revenues and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the acquisition and could have an adverse effect on our business, operating results and financial condition. Further, if we are unable to successfully receive payment of TVN’s existing French R&D tax credit receivables from the French tax authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D tax credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.

As of April 1, 2016, we had approximately $237.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

If we are unable to successfully address one or more of these risks, our business, operating results, financial condition and cash flows could be materially and adversely affected.

We may not be able to effectively manage our operations.

We have grown significantly, principally through acquisitions, and expanded our international operations. For example, upon the closing of our acquisition of TVN on February 29, 2016, we added 438 employees, most of who are based in France.

As of April 1, 2016, we had 897 employees in our international operations, representing approximately 63% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of April 1, 2016, we maintained facilities in Israel with a total of 174 employees, or approximately 12% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. For example, in October 2011, Avid Technology, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. In February 2014, a jury determined that we had not infringed on either of these patents. Avid filed an appeal with respect to the jury’s verdict and in January 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. A status conference was held with the District Court on April 14, 2016. A supplemental claim construction hearing is scheduled for May 27, 2016. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.

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

At April 1, 2016, we held 72 issued U.S. patents and 118 issued foreign patents, and had 139 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of April 1, 2016, we had purchased an aggregate of $254.3 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $76.2 million at April 1, 2016, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct research, disclose, and report whether or not our products contain certain conflict minerals sourced from the Democratic Republic of Congo or its surrounding countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we may incur certain additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.

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

In December 2015, we issued $128.25 million aggregate principal amount of 4.00% convertible senior notes due 2020 (the “Notes”) through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we issue additional shares upon exercise of stock options, including under our ESPP, and in connection with grants of RSUs on an ongoing basis. To the extent we do not elect to pay solely cash upon conversion of our Notes, we will also be required to issue additional shares of common stock upon conversion. Increased sales of our common stock in the market after exercise of outstanding stock options or grants of restricted stock units could exert downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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
On December 8, 2015, our Board of Directors approved the use of part of the proceeds from the sale and issuance of our 4.00% convertible senior notes due 2020 (“the Notes” or “the offering”, as applicable), issued on December 14, 2015, to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through the initial purchaser or its affiliate as our agent. (See Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock at a price of $4.49 per share.
There were no stock repurchases in the first quarter of 2016 and the remaining authorized amount for stock repurchases under this program was $45.7 million as of April 1, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at April 1, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended April 1, 2016 and April 3, 2015 (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 1, 2016 and April 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and April 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Harold Covert
Harold Covert
Chief Financial Officer
Date: May 11, 2016