Form 10-Q
period 2016-07-01
HARMONIC INC
filed 2016-08-10
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on August 1, 2016 was 78,030,325.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	July 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51,516	$126,190
Short-term investments	13,760	26,604
Accounts receivable, net	102,668	69,515
Inventories	36,624	38,819
Prepaid expenses and other current assets	43,317	25,003
Total current assets	247,885	286,131
Property and equipment, net	36,517	27,012
Goodwill	235,369	197,781
Intangibles, net	39,638	4,097
Other long-term assets	28,635	9,936
Total assets	$588,044	$524,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$7,829	$—
Accounts payable	35,794	19,364
Income taxes payable	139	307
Deferred revenue	62,679	33,856
Accrued liabilities	52,346	31,354
Total current liabilities	158,787	84,881
Convertible notes, long-term	100,712	98,295
Other debts and capital lease obligations, long-term	16,190	—
Income taxes payable, long-term	3,980	3,886
Deferred tax liabilities, long-term	957	—
Other non-current liabilities	15,341	9,727
Total liabilities	295,967	196,789
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 78,015 and 76,015 shares issued and outstanding at July 1, 2016 and December 31, 2015, respectively	78	76
Additional paid-in capital	2,245,120	2,236,418
Accumulated deficit	(1,949,767)	(1,903,908)
Accumulated other comprehensive loss	(3,354)	(4,418)
Total stockholders’ equity	292,077	328,168
Total liabilities and stockholders’ equity	$588,044	$524,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue:
Product	$77,413	$77,447	$135,057	$157,920
Services	32,158	25,656	56,346	49,199
Total net revenue	109,571	103,103	191,403	207,119
Cost of revenue:
Product	44,049	35,977	71,238	71,437
Services	14,482	12,741	28,471	26,269
Total cost of revenue	58,531	48,718	99,709	97,706
Total gross profit	51,040	54,385	91,694	109,413
Operating expenses:
Research and development	26,507	21,816	50,070	44,145
Selling, general and administrative	36,516	31,281	69,386	62,477
Amortization of intangibles	4,232	1,446	6,597	2,892
Restructuring and related charges	1,903	185	4,515	229
Total operating expenses	69,158	54,728	130,568	109,743
Loss from operations	(18,118)	(343)	(38,874)	(330)
Interest (expense) income, net	(2,651)	17	(5,072)	72
Other income (expense), net	332	59	323	(447)
Loss on impairment of long-term investment	—	—	(1,476)	(2,505)
Loss before income taxes	(20,437)	(267)	(45,099)	(3,210)
Provision for income taxes	242	727	760	441
Net loss	$(20,679)	$(994)	$(45,859)	$(3,651)

Net loss per share:
Basic and diluted	$(0.27)	$(0.01)	$(0.59)	$(0.04)
Shares used in per share calculation:
Basic and diluted	77,342	88,426	77,168	88,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net loss	$(20,679)	$(994)	$(45,859)	$(3,651)
Other comprehensive income (loss) before tax:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(165)	516	158	332
Losses (gains) reclassified into earnings	22	(138)	100	(187)
	(143)	378	258	145
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(49)	460	30	945
Loss reclassified into earnings	—	—	1,476	—
	(49)	460	1,506	945
Change in foreign currency translation adjustments	(2,611)	582	(677)	(402)
Other comprehensive income (loss) before tax	(2,803)	1,420	1,087	688
Less: Provision for (benefit from) income taxes	5	(10)	23	(6)
Other comprehensive income (loss), net of tax	(2,808)	1,430	1,064	694
Total comprehensive income (losses)	$(23,487)	$436	$(44,795)	$(2,957)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net loss	$(45,859)	$(3,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	8,322	3,439
Depreciation	7,737	6,930
Stock-based compensation	5,862	8,018
Amortization of discount on convertible debt	2,417	—
Restructuring, asset impairment and loss on retirement of fixed assets	1,687	252
Loss on impairment of long-term investment	1,476	2,505
Deferred income taxes, net	38	—
Provision for excess and obsolete inventories	5,203	843
Allowance for doubtful accounts, returns and discounts	697	(713)
Excess tax benefits from stock-based compensation	—	(22)
Other non-cash adjustments, net	144	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(16,000)	(1,222)
Inventories	3,158	(595)
Prepaid expenses and other assets	(4,148)	(11,635)
Accounts payable	2,168	6,415
Deferred revenue	25,956	9,833
Income taxes payable	(122)	(815)
Accrued and other liabilities	(7,029)	(5,994)
Net cash (used in) provided by operating activities	(8,293)	13,588
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(72,989)	—
Purchases of investments	—	(12,986)
Proceeds from maturities of investments	12,842	15,744
Purchases of property and equipment	(7,708)	(7,505)
Purchases of long-term investments	—	(85)
Net cash used in investing activities	(67,855)	(4,832)
Cash flows from financing activities:
Payment of convertible debt issuance costs	(582)	—
Increase in other debts and capital leases	5,972	—
Repayment of other debts and capital leases	(6,524)	—
Payments for repurchase of common stock	—	(12,171)
Proceeds from common stock issued to employees	3,737	9,133
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,034)	(2,642)
Excess tax benefits from stock-based compensation	—	22
Net cash provided by (used in) financing activities	1,569	(5,658)
Effect of exchange rate changes on cash and cash equivalents	(95)	(81)
Net (decrease) increase in cash and cash equivalents	(74,674)	3,017
Cash and cash equivalents at beginning of period	126,190	73,032
Cash and cash equivalents at end of period	$51,516	$76,049
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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2015 Form 10-K. There have been no significant changes to these policies during the six months ended July 1, 2016.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
New standards to be implemented
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue recognition, requiring an entity to recognize the amount of revenue that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The original effective date for this new standard would have required the Company to adopt it beginning in its first quarter of fiscal 2017. In August 2015, the FASB issued an accounting standard update for the deferral of the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permits early adoption, but not before the original effective date of December 15, 2016. Accordingly, the Company may adopt the standard in either its first quarter of fiscal 2017 or fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of this new revenue standard on its consolidated financial statements. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606, Revenue from Contracts with Customers. The Company is in the process of assessing the impact these interpretive clarifications will have upon adoption, including determining the adoption method.
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

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking “expected loss” model.  Additionally, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new guidance will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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
In April 2015, the FASB issued an accounting standard update on whether a cloud computing arrangement includes a software license. The guidance requires the accounting for a cloud computing arrangement that includes a software license element to be consistent with the accounting for acquisition of other software licenses. Cloud computing arrangement without software licenses are to be accounted for as a service contract. The Company adopted this accounting standard update beginning in the first quarter of fiscal 2016. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.
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
In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that any adjustments to provisional amounts in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The Company adopted the amendments beginning in the first quarter of fiscal 2016. The adoption did not have a material impact on the Company's consolidated financial statements.

NOTE 3: BUSINESS ACQUISITION
On February 29, 2016, the Company, through its wholly-owned subsidiary Harmonic International AG, completed its acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France. In the first quarter of 2016, the Company recorded a provisional purchase price of $84.6 million, including an estimated contingent consideration of approximately $8.0 million. In the second quarter of 2016, the Company recorded a $2.1 million reduction to the contingent consideration upon finalizing the pending post-closing adjustments and as a result, the purchase price was reduced to $82.5 million. Pursuant to the Securities Purchase Agreement entered into between the Company and the other parties thereto, dated February 11, 2016 (“TVN Purchase Agreement”), $13.5 million of the purchase consideration may remain in escrow for a period of up to 18 months and relates to certain indemnification obligations of TVN’s former equity holders. The TVN acquisition was primarily funded with cash proceeds from the issuance of convertible senior notes by the Company in December 2015. (See Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the notes).

The Company believes that its acquisition of TVN has strengthened, and will continue to strengthen the Company’s competitive position in the video infrastructure market as well as to enhance the depth and scale of the Company’s research and development (“R&D”) and service and support capabilities in the video arena. The Company believes that the combined product portfolios, R&D teams and global sales and service personnel will allow the Company to accelerate innovation for its customers while leveraging greater scale to drive operational efficiencies.

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

The Company’s preliminary allocation of the estimated purchase consideration as of July 1, 2016 was as follows (in thousands):

Assets:
Cash and cash equivalents	$7,063
Accounts receivable, net	14,923
Inventories	3,462
Prepaid expenses and other current assets	4,442
Property and equipment, net	9,988
French R&D tax credit receivables (1)	26,421
Other long-term assets	1,824
Total assets	$68,123
Liabilities:
Other debts and capital leases, current	8,362
Accounts payable	13,963
Deferred revenue	2,504
Accrued liabilities	18,524
Other debts and capital leases, long-term	16,087
Other long-term liabilities	6,415
Deferred tax liabilities	952
Total liabilities	$66,807

Goodwill	37,630
Intangibles	43,600
Total purchase consideration	$82,546
(1) See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information on French R&D tax credit receivables”.

The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

	Estimated Useful Life (in years)	Fair Value
Backlog	6 months	$3,600
Developed technology	4 years	21,400
Customer relationships	5 years	18,000
In-process research and development (1)	N/A	—
Trade name	4 years	600
		$43,600

(1) By the end of the second quarter of 2016, the Company completed the TVN in-process research and development activities and as a result, the in-process research and development of $1.0 million was reclassified to developed technology.

Acquired identifiable intangible assets were valued using the income method and are amortized on a straight line basis over their respective estimated useful lives. Goodwill of $37.6 million arising from the acquisition was derived from expected benefits from the business synergies to be derived from the combined entities and the experienced workforce who joined the Company in connection with the acquisition. The goodwill will be assigned to the Company’s video reporting unit and it is not expected to be deductible for income tax purposes.

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

The Company also acquired an indefinite lived asset of $1.0 million which represents the fair value of in-process research and development activities that were estimated to be completed within six months of the acquisition date. The related research and development efforts were completed by the end of the second quarter of 2016 and the Company determined that it has become a finite lived intangible asset (developed technology) with an estimated useful life of four years.

The results of operations of TVN are included in the Company’s Condensed Consolidated Statements of Operations beginning February 29, 2016. For the three months ended July 1, 2016, $18.3 million of revenue and $6.9 million of gross margin from TVN were included in the Company’s Condensed Consolidated Statement of Operations. For the six months ended July 1, 2016, $21.2 million of revenue and $7.1 million of gross margin from TVN were included in the Company’s Condensed Consolidated Statement of Operations. Since the Company is in the process of integrating TVN’s operations, the Company believes it is impracticable to determine TVN’s stand-alone income(loss) from operations and net income(loss) and these measures are not meaningful representations of TVN’s stand-alone performance.

Acquisition-and integration-related expenses

As a result of the TVN acquisition, the Company incurred acquisition-and integration-related expenses in aggregate of $3.4 million and $6.5 million for the three and six months ended July 1, 2016, respectively. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integrated-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred.

Acquisition-and integration-related expenses for the TVN acquisition is summarized in the table below (in thousands):

	Acquisition-related		Integration-related
	Three months ended	Six months ended	Three months ended	Six months ended
	July 1, 2016		July 1, 2016
Product cost of revenue	$—	$—	$433	$491
Research and development	—	—	500	550
Selling, general and administrative	885	3,321	1,585	2,137
Total acquisition- and integration-related expenses in operating expenses	885	3,321	2,085	2,687
Total acquisition- and integration-related expenses	$885	$3,321	$2,518	$3,178

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of TVN had occurred on January 1, 2015, the beginning of the comparable prior annual period. The unaudited pro forma combined results are provided for illustrative purpose only and are not indicative of the Company’s actual consolidation results.

The pro forma adjustments primarily relate to the amortization of acquired intangibles and interest expense related to financing arrangements. In addition, the unaudited pro forma net loss for the three and six months ended July 3, 2015 was adjusted to include $3.4 million and $6.5 million of acquisition- and integration- related expenses, respectively; and $5.7 million and $8.1 million reduction in revenue related to the fair value adjustment of deferred revenue. The unaudited pro forma net loss for the six months ended July 1, 2016 was adjusted to exclude $6.5 million of acquisition- and integration- related expenses. These adjustments exclude the income tax impact.

	Three months ended	Six months ended
	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions, except per share amounts)
Net revenue	$127.3	$200.1	$243.9
Net loss	(8.9)	(40.3)	(27.9)
Net loss per share-basic and diluted	$(0.10)	$(0.52)	$(0.31)

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of July 1, 2016
Corporate bonds	$13,752	$9	$(1)	$13,760
Total short-term investments	$13,752	$9	$(1)	$13,760
As of December 31, 2015
Corporate bonds	$25,557	$—	$(52)	$25,505
Commercial paper	1,099	—	—	1,099
Total short-term investments	$26,656	$—	$(52)	$26,604
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	July 1, 2016	December 31, 2015
Less than one year	$12,424	$19,642
Due in 1 - 2 years	1,336	6,962
Total short-term investments	$13,760	$26,604
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they are available for current operations. Realized gains and losses from the sale of investments for each of the three and six months ended July 1, 2016 and July 3, 2015 were not material.
The Company’s investments in equity securities of other privately and publicly held companies were $5.4 million as of both July 1, 2016 and December 31, 2015, and such investments were considered as long-term investments and were included in “Other assets” in the Condensed Consolidated Balance Sheet. (See Note 5, “Investments in Other Equity Securities” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of July 1, 2016.
As of July 1, 2016, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other assets” in the Condensed Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange in London, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $1.8 million at both July 1, 2016 and December 31, 2015, and Vislink’s accumulated unrealized loss, net of taxes was $60,000 and $1.5 million at July 1, 2016 and December 31, 2015, respectively.

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

By May 2016, Vislink’s stock price had continued to be below the Company’s cost basis for approximately seven months. The prolonged decline in Vislink’s stock price led the Company to conclude the impairment was other than temporary. Furthermore,  the Company’s assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggest that Vislink's stock price may not recover to the Company’s original cost basis in 2016. As a result, the Company recorded an impairment charge in the first quarter of 2016 of $1.5 million reflecting the new reduced cost basis of the Vislink investment at April 1, 2016. In the second quarter of 2016, based on Vislink’s stock price on July 1, 2016, the Company recorded an unrealized loss of $60,000, net of taxes, on the Vislink investment included in the Consolidated Balance Sheet as a component of "Accumulated other income (loss)". Although at July 1, 2016, Vislink’s stock price did not deviate significantly from the reduced cost basis as at April 1, 2016, since July 6, 2016, Vislink’s stock price has decreased by approximately 50%. The Company will continue to monitor Vislink’s stock price and financial performance. A sustained decline in Vislink’s stock price may lead to further impairment later in 2016. The Company’s remaining maximum exposure to loss from the Vislink investment at July 1, 2016 was limited to its reduced investment cost of $1.8 million.

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
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, the EDC investment is accounted for as a cost-method investment. The Company determined that there were no indicators existing at July 1, 2016 that would indicate that the EDC investment was impaired.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of July 1, 2016 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC(2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs and as of July 1, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) The Company’s maximum exposure to loss with respect to EDC as of July 1, 2016 was limited to a total investment cost of $3.6 million, including $0.1 million of transaction costs.

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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Accumulated Other Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended		Six months ended
	Financial Statement Location	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Derivatives designated as hedging instruments:
Gains (losses) in AOCI on derivatives (effective portion)	AOCI	$(165)	$516	$158	$332
Gains (losses) reclassified from AOCI into income (effective portion)	Cost of Revenue	$(3)	$19	$(13)	$26
	Operating Expense	(19)	119	(87)	161
	Total	$(22)	$138	$(100)	$187
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(22)	$(10)	$(49)	$(52)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$(50)	$133	$(334)	$385
The Company anticipates the AOCI balance of $12,000 at July 1, 2016, relating to net unrealized gains from cash flow hedges, will be reclassified to earnings within the next twelve months.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	July 1, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Purchase	$6,001	$12,984
Derivatives not designated as hedging instruments:
Purchase	$4,048	$6,942
Sell	$14,854	$11,332
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	July 1, 2016	December 31, 2015	Balance Sheet Location	July 1, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$23	$13	Accrued Liabilities	$51	$281
		$23	$13		$51	$281

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$36	$100	Accrued Liabilities	$74	$90
		$36	$100		$74	$90
Total derivatives		$59	$113		$125	$371
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of July 1, 2016, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$59	—	$59	$(36)	—	$23
Derivative Liabilities	$125	—	$125	$(36)	—	$89
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of July 1, 2016, the total compensating balance maintained was $2.5 million.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $100.9 million and $123.1 million as of July 1, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of July 1, 2016 were $24.0 million in the aggregate. (See Note 11, “Convertible Notes, Other debts and Capital Leases” for additional information).
The Company’s liabilities for the TVN contingent consideration under the TVN Purchase Agreement as of July 1, 2016 is classified within Level 3 because these valuations are based on management assumptions, including discount rates and estimated probabilities of achievement of certain events which are unobservable in the market. The Company’s liability for TVN contingent consideration was $2.5 million and $8.0 million, respectively, as of July 1, 2016 and April 1, 2016. The $5.5 million reduction in the second quarter of 2016 was primarily due to a $3.5 million partial settlement and a $2.0 million adjustment upon finalizing the pending post-closing adjustments. The liabilities for the assumed TVN employee equity plans of approximately $2.9 million were fully paid in the second quarter of 2016 and there were no other outstanding amounts under these plans at July 1, 2016.

During the six months ended July 1, 2016, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of July 1, 2016
Cash equivalents
Money market funds	$8,433	$—	$—	$8,433
Short-term investments
Corporate bonds	—	13,760	—	13,760
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	59	—	59
Other assets
Long-term investment	1,810	—	—	1,810
Total assets measured and recorded at fair value	$10,243	$14,399	$—	$24,642
Accrued liabilities
Derivative liabilities	—	125	—	125
Total liabilities measured and recorded at fair value	$—	$125	$—	$125
	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Cash equivalents
Money market funds	$53,434	$—	$—	$53,434
U.S. Treasury bills	24,998	—	—	24,998
Short-term investments
Corporate bonds	—	25,505	—	25,505
Commercial paper	—	1,099	—	1,099
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	113	—	113
Other assets
Long-term investment	1,840	—	—	1,840
Total assets measured and recorded at fair value	$80,272	$27,297	$—	$107,569
Accrued liabilities
Derivative liabilities	$—	$371	$—	$371
Total liabilities measured and recorded at fair value	$—	$371	$—	$371

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	July 1, 2016	December 31, 2015
Accounts receivable, net:
Accounts receivable	$107,558	$73,855
Less: allowances for doubtful accounts, returns and discounts	(4,890)	(4,340)
Total	$102,668	$69,515

	July 1, 2016	December 31, 2015
Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer(1)	$8,500	$8,500
Prepaid maintenance, royalty, rent and property taxes	6,530	5,974
Other Prepayments	7,242	2,762
Deferred cost of revenue	10,353	4,601
French R&D tax credits receivable(2)	6,203	—
Restricted cash(3)	1,328	1,093
Other	3,161	2,073
Total	$43,317	$25,003

(1) From time to time, the Company makes advance payment to a supplier for future inventory in order to secure more favorable pricing. The Company anticipates that this amount will be offset in the first quarter of 2017 against the accounts payable owed to this supplier.
(2) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The French R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of French R&D tax credits recoverable are subject to audit by the French government and during the second quarter of 2016, the French government approved the 2012 claim and refunded $5.8 million to the TVN French Subsidiary. The remaining R&D tax credit receivables at July 1, 2016 were approximately $23.1 million and are expected to be recoverable from 2017 through 2020 with $6.2 million reported under “Prepaid and other Current Assets” and $16.9 million reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets. Pursuant to the TVN Purchase Agreement, the Company is indemnified by the selling shareholders with respect to the validity and recoverability of the outstanding TVN French Subsidiary R&D tax credit receivables.
(3) The restricted cash balances are primarily held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of July 1, 2016, the Company recorded approximately $1.1 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.

	July 1, 2016	December 31, 2015
Inventories:
Raw materials	$7,824	$5,421
Work-in-process	1,186	1,950
Finished goods	15,640	19,827
Service-related spares	11,974	11,621
Total	$36,624	$38,819

	July 1, 2016	December 31, 2015
Property and equipment, net:
Furniture and fixtures	$9,026	$7,808
Machinery and equipment	96,257	93,010
Capitalized software	34,428	29,391
Leasehold improvements	13,891	10,000
Property and equipment, gross	153,602	140,209
Less: accumulated depreciation and amortization	(117,085)	(113,197)
Total	$36,517	$27,012

	July 1, 2016	December 31, 2015
Accrued Liabilities:
Accrued employee compensation and related expenses	$18,379	$12,083
Accrued sales and use tax and property taxes	3,540	1,743
Accrued TVN contingent consideration (1)	2,483	—
Accrued warranty	5,095	3,913
Accrued royalty payments	2,487	873
Contingent inventory reserves	3,649	1,315
Customer deposits and accrued customer rebates	4,319	1,851
Others	12,394	9,576
Total	$52,346	$31,354

(1) The TVN acquisition is subject to post-closing adjustments as set forth in the TVN Purchase Agreement to be determined within 90 days from the acquisition date in amounts capped to (i) the difference between €76 million (approximately $83.3 million as converted from euros into U.S. dollars using an agreed upon average exchange rate) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) up to $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016. During the second quarter of 2016, the Company paid $3.5 million upon the finalization of the revenue and working capital adjustments. The remaining backlog adjustment amount has been finalized at $2.5 million and will be paid in the third quarter of 2016.

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

In the first quarter of 2016, the Company preliminary recorded additional goodwill of $39.2 million related to the TVN acquisition based on the preliminary allocation of the estimated purchase consideration. The Company adjusted the goodwill to $37.6 million in the second quarter of 2016 primarily due to a $2.0 million reduction in the estimate of the contingent purchase consideration, and, to a lesser extent, changes to certain assets, liabilities and tax estimates. (See Note 3, “Business Acquisition” for additional information). The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). Goodwill from the TVN acquisition was assigned to the Video reporting unit.

The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
As of December 31, 2015	$136,904	$60,877	$197,781
Preliminary estimate of goodwill from TVN acquisition	37,630	—	37,630
Foreign currency translation adjustment	26	(68)	(42)
As of July 1, 2016	$174,560	$60,809	$235,369
The Company performs its annual goodwill impairment review of its two reporting units, which are the same as its operating segments, during the fourth fiscal quarter of 2015. The 2015 annual testing concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 87% and 42%, respectively.
A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. During the second quarter of 2016, the sustained decline in the Company’s stock price led to a triggering event for goodwill impairment assessment. As of July 1, 2016, with a closing stock price of $3.01 on the NASDAQ stock exchange, the Company’s market capitalization was approximately $235 million. As this market capitalization was less than the Company’s net book value, further analysis was performed to determine if an impairment exists. When assessing goodwill for impairment, the Company used multiple valuation methodologies to determine its enterprise value. The valuation methods used included the Company’s market capitalization adjusted for a control premium and the Company’s discounted cash flow analysis, which involves making significant assumptions and estimates, including expectations of the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Based on the impairment test performed, management determined that the Company’s goodwill was not impaired as of July 1, 2016. The Company believes that the fluctuation in market capitalization is driven by general market movement and not Company specific factors.

The Company has not recorded any impairment charges related to goodwill for any prior periods.

Intangible Assets
In the six months ended July 1, 2016, the gross amount for intangible assets increased $43.8 million due to the TVN acquisition. The following is a summary of intangible assets (in thousands):

		July 1, 2016			December 31, 2015
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	3.7	$32,489	$(12,695)	$19,794	$10,987	$(10,987)	$—
Customer relationships/contracts	4.4	47,286	(29,392)	17,894	29,200	(25,752)	3,448
Trademarks and trade names	3.7	603	(50)	553	—	—	—
Maintenance agreements and related relationships	0.2	5,500	(5,309)	191	5,500	(4,851)	649
Order Backlog	0.2	3,617	(2,411)	1,206	—	—	—
Total identifiable intangibles		$89,495	$(49,857)	$39,638	$45,687	$(41,590)	$4,097
The TVN in-process research and development efforts were completed by the end of the second quarter of 2016 and the Company determined that it has become a finite lived intangible asset (developed technology) with an estimated useful life of four years.

Amortization expense for the identifiable purchased intangible assets for the three and six months ended July 1, 2016 and July 3, 2015 was allocated as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Included in cost of revenue	$1,307	$86	$1,725	$547
Included in operating expenses	4,232	1,446	6,597	2,892
Total amortization expense	$5,539	$1,532	$8,322	$3,439

The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2016 (remaining six months)	$2,688	$4,295	$6,983
2017	5,376	3,768	9,144
2018	5,376	3,768	9,144
2019	5,376	3,768	9,144
2020	978	3,642	4,620
Thereafter	—	603	603
Total future amortization expense	$19,794	$19,844	$39,638

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

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Restructuring and asset impairment charges in:
Product cost of revenue	$6	$—	$(23)	$—
Operating expenses-Restructuring and related charges	1,903	185	4,515	229
Total restructuring and related charges	$1,909	$185	$4,492	$229
Harmonic 2016 Restructuring
In the first quarter of 2016, the Company implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. The Company anticipates spending approximately $22 million to $24 million in 2016, in aggregate, on the Harmonic 2016 Restructuring Plan and TVN acquisition- and integration-related expenses. The activities under the Harmonic 2016 Restructuring Plan are expected to take at least 12 months to complete and the estimated synergies from this plan and the TVN integration effort is approximately $20 million to $22 million, which the Company anticipates within two years.

The Company recorded $1.9 million and $4.5 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, in the three and six months ended July 1, 2016, respectively. The restructuring and related charges in the three months ended July 1, 2016 consisted of $1.9 million of severance and benefits for the termination of eight employees worldwide. The restructuring and related charges in the six months ended July 1, 2016 consisted of $1.4 million of costs related to the Company exiting an excess facility at its U.S. headquarters, $3.0 million of severance and benefits for the termination of 21 employees worldwide and $0.2 million of other charges. The Company incurred $3.4 million and $6.5 million of TVN acquisition- and integration-related expenses in the three and six months ended July 1, 2016, respectively. (See Note 3, “Business Acquisition” for additional information on TVN acquisition-and integration-related expenses).

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

In the second quarter of 2016, the Company initiated a consultative process with the works council for the acquired French subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. The Company expects the consultation process and the terms of the voluntary departure plan to be finalized in the third quarter of 2016.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the six months ended July 1, 2016 (in thousands):

	Excess facilities	Severance and benefits (1)	Other charges	Total
Charges for 2016 Harmonic Restructuring Plan	$1,418	$2,893	$246	$4,557
Reclassification of deferred rent	1,087	—	—	1,087
Cash payments	(468)	(1,331)	—	(1,799)
Non-cash write-offs	—	—	(246)	(246)
Foreign exchange gain (loss)	—	(5)	—	(5)
Balance at July 1, 2016	$2,037	$1,557	$—	$3,594

(1) The Company anticipates that the remaining severance and benefits accrual at July 1, 2016 will be substantially paid out by the end of 2016.

Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company implemented a restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing of excess assets. The Company recorded $2.2 million and $1.5 million of restructuring and impairment charges under the Harmonic 2015 Restructuring Plan in fiscal 2014 and 2015, respectively, consisting primarily of severance and benefits for the termination of 56 employees worldwide as well as a fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project. No new activities are anticipated in 2016 for the Harmonic 2015 Restructuring Plan and the remaining restructuring accrual for this plan is expected to be fully settled in the third quarter of 2016.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2015 Restructuring Plan during the six months ended July 1, 2016 (in thousands):

Severance and benefits (2)
Balance at December 31, 2015	$264
Adjustments to restructuring provisions	(65)
Cash payments	(194)
Balance at July 1, 2016	$5
(2) The Company anticipates that the remaining restructuring accrual as of July 1, 2016 will be fully settled in the third quarter of 2016.

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
The following table presents the components of the Notes as of July 1, 2016 and December 31, 2015 (in thousands, except for years and percentages):

	July 1, 2016	December 31, 2015
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(24,575)	(26,732)
Less: Debt issuance costs, net of amortization	(2,963)	(3,223)
Carrying amount	$100,712	$98,295
Remaining amortization period (years)	4.4	4.9
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Contractual interest expense	$1,282	$—	$2,565	$—
Amortization of debt discount	1,098	—	2,157	—
Amortization of debt issuance costs	132	—	260	—
Total interest expense recognized	$2,512	$—	$4,982	$—

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

July 1, 2016
Financing from French government agencies related to various government incentive programs (1)	$18,977
Term loans (2)	1,616
Secured borrowings (3)	1,100
Obligations under capital leases	2,326
Total debt obligations	24,019
Less: current portion	(7,829)
Long-term portion	$16,190

Other than the 4.00% Notes, the Company did not have any other indebtedness as of December 31, 2015.

(1) As of July 1, 2016, the Company’s TVN French Subsidiary had an aggregate of $19.0 million of loans due to various financing programs of French government agencies, $15.4 million of which is related to loans backed by French R&D tax credit receivables. As of July 1, 2016, the TVN French Subsidiary had an aggregate of $23.1 million of R&D tax credit receivables from the French government from 2017 through 2020. (See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information). The R&D tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and matures between 2017 through 2019. The remaining loans of $3.6 million at July 1, 2016 primarily relates to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.

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

(3) The TVN French Subsidiary obtained advances under a credit line with BPI France against a pool of eligible receivables with recourse. The maximum advance under this credit line for receivables is €2 million (approximately $2.2 million as converted using the exchange rate at July 1, 2016), less applicable fees, and €200,000 (approximately $0.2 million as converted using the exchange rate at July 1, 2016) of cash is pledged for this program. This credit line was renewed in July 2016 for an additional year with no material change to the terms of the credit agreement. The TVN French Subsidiary also entered into an accounts receivable financing agreement with GE Capital Cofacredit, (“GE”) on September 27, 2013, which is subject to automatic renewal unless cancelled. GE advances up to 90% of qualified customer invoices and holds the remaining 10% as a guarantee fund up with a minimum of €80,000 (approximately $0.1 million as converted using the exchange rate at July 1, 2016). In addition, another 10% of outstanding receivables is set aside in a holdback receivable and released upon payments received from the customers. These arrangements are treated as secured borrowings in accordance with FASB ASC 860, Transfers and Servicing.
Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations as of July 1, 2016 (in thousands):

Years ending December 31,	Capital lease obligations	Debt obligations
2016 (remaining six months)	$590	$1,354
2017	1,116	5,622
2018	527	5,779
2019	67	6,662
2020	26	665
Thereafter	—	1,611
Total	$2,326	$21,693

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
Stock Options and RSUs
In connection with the Company’s acquisition of TVN, the Company agreed to make grants of restricted stock units (“RSUs”) with respect to a total of up to 1,750,000 shares (taking into account the share count provision for RSUs in the Company’s 1995 Stock Plan). The Company’s stockholders approved an amendment to the 1995 Stock Plan at the Company’s 2016 annual meeting of stockholders (“2016 Annual Meeting”) which increased the number of shares of common stock reserved for issuance under the 1995 Stock Plan by 2,000,000 shares.
The following table summarizes the Company’s stock option and RSU activities during the six months ended July 1, 2016 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	6,150	5,674	$6.56	2,182	$6.99
Authorized	2,000	—	—	—	—
Granted	(2,890)	886	3.15	1,336	3.14
Options exercised	—	(1)	2.25	—	—
Shares released	—	—	—	(1,054)	6.72
Forfeited or cancelled	1,754	(1,375)	6.43	(253)	5.89
Balance at July 1, 2016	7,014	5,184	$6.02	2,211	$4.74
The following table summarizes information about stock options outstanding as of July 1, 2016 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	4,882	$6.07	4.1	$98
Exercisable	3,057	6.54	3.0	98
The intrinsic value of options vested and expected to vest and exercisable as of July 1, 2016 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 1, 2016. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three and six month periods ended July 3, 2015 was $0.3 million and $1.6 million, respectively. The intrinsic value of options exercised during the three and six month periods ended July 1, 2016 were minimal.

The following table summarizes information about RSUs outstanding as of July 1, 2016 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	1,959	0.9	$5,897
The fair value of RSUs vested and expected to vest as of July 1, 2016 is calculated based on the fair value of the Company’s common stock as of July 1, 2016.
Employee Stock Purchase Plan
The Company’s stockholders approved an amendment to the 2002 Employee Stock Purchase Plan (the “ESPP”) at the 2016 Annual Meeting which increased the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares. As of July 1, 2016, the number of shares of common stock available for issuance under the “ESPP” was 906,390. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
TVN Employee Equity Benefit Plan

TVN’s existing employee equity benefit plans consist of the French Employee Incentive plan and the Overseas Long Term Incentive plan. The Company’s acquisition of TVN gave rise to a change-in-control event which causes both plans to become fully vested and the settlement of both plans have to be made in cash according to the agreements. The payment was made in full in the second quarter of 2016 in the amount of approximately $2.9 million upon finalizing the closing adjustments to the TVN purchase price which has an impact on the valuation of the equity value of each plan.
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
The present value of the Company’s defined benefit pension plan obligations as of July 1, 2016 and changes to the Company’s defined benefit pension plan obligations are shown below (in thousands):

July 1, 2016
Projected benefit obligation:
Acquired from TVN acquisition	$5,907
Service cost	94
Interest cost	39
Foreign currency translation adjustment	27
As of July 1, 2016	$6,067
Presented on the Condensed Consolidated Balance Sheets under:
Current portion (presented under “Accrued liabilities”)	$243
Long-term portion (presented under “Other non-current liabilities”)	$5,824
The plan was unfunded as of July 1, 2016. There were no amounts recognized in accumulated other comprehensive loss as of July 1, 2016. There are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. Net periodic costs for the three and six months ended July 1, 2016 were $100,000 and $133,000, respectively.

The following assumptions were used in determining the Company’s pension obligation:

July 1, 2016
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
Future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2016 (remaining six months)	$47
2017	117
2018	227
2019	366
2020	433
2021 - 2025	2,311
$3,501

401(k) Plan
The Company has a retirement/savings plan for the U.S. employees which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the six months ended July 1, 2016 and July 3, 2015 were $241,000 and $242,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Stock-based compensation in:
Cost of revenue	$424	$422	$651	$950
Research and development expense	841	1,027	1,810	2,175
Selling, general and administrative expense	1,503	2,435	3,401	4,893
Total stock-based compensation in operating expense	2,344	3,462	5,211	7,068
Total stock-based compensation	$2,768	$3,884	$5,862	$8,018
As of July 1, 2016, the Company had approximately $10.4 million of unrecognized stock-based compensation expense related to the unvested portion of its stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 1.8 years.
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

	Employee Stock Options
	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Expected term (years)	4.30	4.60	4.30	4.70
Volatility	36%	37%	36%	38%
Risk-free interest rate	1.1%	1.5%	1.4%	1.5%
Expected dividends	0.0%	0.0%	0.0%	0.0%

	ESPP Purchase Period Ending
	June 30, 2016	June 30, 2015
Expected term (years)	0.50	0.50
Volatility	54%	35%
Risk-free interest rate	0.4%	0.1%
Expected dividends	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$1.19	$1.75
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
The weighted-average fair value per share of options granted was $1.07 and $2.44 for the three months ended July 1, 2016 and July 3, 2015, respectively. The weighted-average fair value per share of options granted was $0.97 and $2.63 for the six months ended July 1, 2016 and July 3, 2015, respectively.

The fair value of all stock options vested during the three months ended July 1, 2016 and July 3, 2015 was $0.4 million and $0.6 million, respectively. The fair value of all stock options vested during the six months ended July 1, 2016 and July 3, 2015 was $1.4 million and $1.9 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three and six months ended July 1, 2016. The total realized tax benefit attributable to stock options exercised during the three and six months ended July 3, 2015 was $120,000 and $22,000, respectively.

The aggregate fair value of all RSUs issued during the three months ended July 1, 2016 and July 3, 2015 was $0.5 million and $1.6 million, respectively. The aggregate fair value of all RSUs issued during the six months ended July 1, 2016 and July 3, 2015 was $7.1 million and $7.6 million, respectively.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Loss before income taxes	$(20,437)	$(267)	$(45,099)	$(3,210)
Provision for income taxes	242	727	760	441
Effective income tax rate	(1.2)%	(272.3)%	(1.7)%	(13.7)%
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
The Company’s effective income tax rate of (1.7)% for the six months ended July 1, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments. For the six months ended July 1, 2016, the discrete adjustments to the Company's tax expense included primarily the accrual of interest on uncertain tax positions, withholding taxes and a true-up of the tax provision for certain foreign subsidiaries based on the tax returns filed.
The Company's effective income tax rate of (13.7)% for the six months ended July 3, 2015 was different from the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates. U.S. losses generated for the six months ended July 3, 2015 received no tax benefit as a result of a full valuation allowance against all of the Company’s U.S. deferred tax assets and the impairment of the VJU investment.
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
As of July 1, 2016, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $16.3 million, of which $4.0 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.6 million of gross interest and penalties accrued as of July 1, 2016. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of July 1, 2016, the Company anticipates that the balance of gross unrecognized tax benefits will remain substantially unchanged over the next 12 months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Numerator:
Net loss	$(20,679)	$(994)	$(45,859)	$(3,651)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	77,342	88,426	77,168	88,541
Net loss per share:
Basic and diluted	$(0.27)	$(0.01)	$(0.59)	$(0.04)
The diluted net loss per share is the same as basic net loss per share for the three and six months ended July 1, 2016 and July 3, 2015 because potential common shares are only considered when their effect would be dilutive. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Stock options	5,428	6,840	5,488	6,964
RSUs	2,247	2,462	2,010	2,256
Stock purchase rights under the ESPP	652	449	355	476
Total	8,327	9,751	7,853	9,696
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
The Company does not allocate amortization of intangibles, stock-based compensation, restructuring and related charges, TVN acquisition- and integration-related costs, and certain other non-recurring charges to the operating income for each segment because management does not include this information in the measurement of the performance of the operating segments. A measure of assets by segment is not applicable as segment assets are not included in the discrete financial information provided to the CODM.
On February 29, 2016, the Company completed its acquisition of 100% of the outstanding equity of TVN and assigned TVN to its Video operating segment.

The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net revenue:
Video	$90,588	$78,207	$155,596	$147,489
Cable Edge	18,983	24,896	35,807	59,630
Total consolidated net revenue	$109,571	$103,103	$191,403	$207,119

Operating income (loss):
Video	$518	$4,901	$(6,829)	$4,811
Cable Edge	(498)	357	(2,351)	6,545
Total segment operating income (loss)	20	5,258	(9,180)	11,356
Unallocated corporate expenses (1)	(9,831)	(185)	(15,510)	(229)
Stock-based compensation	(2,768)	(3,884)	(5,862)	(8,018)
Amortization of intangibles	(5,539)	(1,532)	(8,322)	(3,439)
Loss from operations	(18,118)	(343)	(38,874)	(330)
Non-operating income (expense)	(2,319)	76	(6,225)	(2,880)
Loss before income taxes	$(20,437)	$(267)	$(45,099)	$(3,210)

(1) Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges and excess facilities charges. Additionally, the unallocated corporate expenses in 2016 include TVN acquisition- and integration-related costs (see Note 3, “Business Acquisition” for additional information) and an inventory obsolescence charge of approximately $4.5 million recorded in the second quarter of 2016 for some older Cable Edge product lines in accordance with the Company’s policy for excess and obsolete inventory and also as part of our strategic plan to re-position and dedicate the Company’s primary Cable Edge resources to its new CableOS products.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of July 1, 2016 are as follows (in thousands):

Years ending December 31,
2016 (remaining six months)	$5,246
2017	12,451
2018	11,768
2019	10,248
2020	7,574
Thereafter	10,428
Total	$57,715

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

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Balance at beginning of period	$4,966	$4,091	$3,913	$4,242
Balance assumed from TVN acquisition	—	—	1,012	—
Accrual for current period warranties	1,716	1,530	2,975	3,125
Changes in liability related to pre-existing warranties	(74)	(92)	(74)	(92)
Warranty costs incurred	(1,513)	(1,362)	(2,731)	(3,108)
Balance at end of period	$5,095	$4,167	$5,095	$4,167
Purchase Commitments with Contract Manufacturers and Other Suppliers
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. In addition, some components, sub-assemblies and modules are obtained from a sole supplier or limited group of suppliers. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory and services based upon criteria defined by the Company. The Company had approximately $22.4 million of non-cancelable purchase commitments with contract manufacturers and other suppliers as of July 1, 2016.
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of July 1, 2016, the Company had $0.7 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $1.9 million of bank guarantees outstanding as of July 1, 2016, of which $1.3 million was related to a building lease for the TVN French Subsidiary, $0.4 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification
Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through July 1, 2016.
Contingencies
The TVN acquisition is subject to post-closing adjustments as set forth in the TVN Purchase Agreement to be determined within 90 days from the acquisition date in amounts capped to (i) the difference between €76 million (approximately $83.3 million as converted from euros into U.S. dollars using an agreed upon average exchange rate) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) up to $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016. During the second quarter of 2016, the Company paid $3.5 million upon the finalization of the revenue and working capital adjustments. The backlog adjustment has been finalized at $2.5 million and will be paid in the third quarter of 2016.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that the Company’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. A status conference was held with the District Court on April 14, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. There are currently no deadlines.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. The Company filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision and a mandate issued on April 7, 2016. On July 25, 2016, the court issued a scheduling order for the case and setting the trial date for November 6, 2017.

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

NOTE 17: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance as of December 31, 2015	$(2,634)	$(246)	$(1,538)	$(4,418)
Other comprehensive income (loss) before reclassifications	(677)	158	30	(489)
Amounts reclassified from AOCI	—	100	1,476	1,576
Provision for income taxes	—	—	(23)	(23)
Balance as of July 1, 2016	$(3,311)	$12	$(55)	$(3,354)
The effects of amounts reclassified from AOCI into the Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Gains (losses) on cash flow hedges from foreign currency contracts:
Cost of revenue	$(3)	$19	$(13)	$26
Operating expenses	(19)	119	(87)	161
Total reclassifications from AOCI	$(22)	$138	$(100)	$187
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
There were no stock repurchases in the six months ended July 1, 2016 and the remaining authorized amount for stock repurchases under this program was $45.7 million as of July 1, 2016. For additional information, see “Item 2 - Unregistered sales of equity securities and use of proceeds” of this Quarterly Report on Form 10-Q.

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 49 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

Acquisition of TVN

On February 29, 2016, through our wholly-owned subsidiary Harmonic International AG, we completed our acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France. In the first quarter of 2016, we recorded a provisional purchase price of $84.6 million, including an estimated contingent consideration of approximately $8.0 million. In the second quarter of 2016, we recorded a $2.1 million reduction to the contingent consideration upon finalizing the pending post-closing adjustments and as a result, the provision purchase price was reduced to $82.5 million. Pursuant to the TVN Purchase Agreement, $13.5 million of the purchase consideration may remain in escrow for a period of up to 18 months and relates to certain indemnification obligations of TVN’s former equity holders. The TVN acquisition was primarily funded with cash proceeds from the issuance of the Notes in December 2015.

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

Historically, our revenue has been dependent upon capital spending in the cable, satellite, telco, broadcast and media industries, including streaming media. Our customers’ capital spending patterns are dependent on a variety of factors, including but not limited to: economic conditions in the U.S. and international markets; access to financing; annual budget cycles of each of the industries we serve; impact of industry consolidations; and customers suspending or reducing capital spending in anticipation of new products or new standards, new industry trends and/or technology shifts. If our product portfolio and product development plans do not position us well to capture an increased portion of the capital spending in the markets in which we compete, our revenue may decline. As we attempt to further diversify our customer base in these markets, we may need to continue to build alliances with other equipment manufacturers, content providers, resellers and system integrators, managed services providers and software developers; adapt our products for new applications; take orders at prices resulting in lower margins; and build internal expertise to handle the particular operational, payment, financing and/or contractual demands of our customers, which could result in higher operating costs for us. Implementation issues with our products or those of other vendors have caused in the past, and may cause in the future, delays in project completion for our customers and delay our recognition of revenue.

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers during the three and six months ended July 1, 2016 accounted for approximately 33% and 34% of our net revenue, respectively, compared to 38% for the corresponding periods in 2015. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During each of the three and six months ended July 1, 2016, no customer accounted for more than 10% of our net revenue. During the three and six months ended July 3, 2015, revenue from Comcast accounted for approximately 11% and 15% of our net revenue, respectively. No other customers accounted for more than 10% of our net revenue in those periods in 2015. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $6.5 million, or 6%, in the three months ended July 1, 2016, compared to the corresponding period in 2015, primarily due to a $12.4 million increase in our Video segment revenue, offset in part by a $5.9 million decrease in our Cable Edge segment revenue. The increase in our Video segment revenue was primarily due to the acquisition of TVN, and, to a lesser extent, improved demand for our video distribution products and services, particularly in the Americas and APAC. Overall, we continue to experience a softer spending environment for video infrastructure due to several ongoing significant technology transitions and evolving Pay-TV business models. The decrease in our Cable Edge segment revenue was principally related to a technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast Pay-TV services to a new architecture that is capable of delivering converged video and IP data services, which we plan to begin shipping in the fourth quarter of 2016.
Our net revenue decreased $15.7 million, or 8%, in the six months ended July 1, 2016, compared to the corresponding period in 2015, primarily due to a $23.8 million decrease in our Cable Edge segment revenue, offset in part by a $8.1 million increase in our Video segment revenue. The decrease in our Cable Edge revenue was primarily due to the technology transition described above. The increase in our Video segment revenue was primarily due to our acquisition of TVN, and, to a lesser extent, improved demand from our service provider customers in the Americas, partially offset by softer demands from service provider customers in APAC and EMEA.
We continue to experience a global slow down in spending from both our service provider and broadcast and media customers, impacting our revenue, as our customers delay purchasing new solutions in anticipation of the adoption of next-generation technologies and architectures. Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture, Ultra HD and 4K. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, over-the-top, and new mobile video services. We believe we are well positioned to address these opportunities as we continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions, enabling video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Edge strategy is to become a major player in the approximately $2 billion CCAP market by delivering innovative new DOCSIS 3.1 CMTS technology, which we refer to as CableOS. In the meantime, our Cable Edge segment is experiencing weaker demand as some of our customers have decreased spending on current Cable Edge products as they prepare to make investments in new converged data and video DOCSIS 3.1 CMTS solutions. While these trends present near-term challenges for us, we believe we have made significant progress on the development of our DOCSIS 3.1 CMTS solutions and we anticipate addressing this market opportunity beginning with our first CableOS shipments in the fourth quarter of 2016.
As a result of the year-over-year decrease in our net revenue through the first six months of this year and the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing an extensive Company-wide expense control programs. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
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

Our critical accounting policies, judgements and estimates are disclosed in in our 2015 Annual Report on Form 10-K, as filed with the SEC. In the six months ended July 1, 2016, we added the following policy to our critical accounting policies.

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

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Segment:
Video	$90,588	$78,207	$12,381	16%	$155,596	$147,489	$8,107	5%
Cable Edge	18,983	24,896	(5,913)	(24)%	35,807	59,630	(23,823)	(40)%
Total	$109,571	$103,103	$6,468	6%	$191,403	$207,119	$(15,716)	(8)%
Segment revenue as a % of total net revenue:
Video	83%	76%			81%	71%
Cable Edge	17%	24%			19%	29%

The following table presents the breakdown of revenue by geographical region for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Geography:
Americas	$57,680	$60,342	$(2,662)	(4)%	$106,657	$120,860	$(14,203)	(12)%
EMEA	33,456	27,360	6,096	22%	53,311	52,033	1,278	2%
APAC	18,435	15,401	3,034	20%	31,435	34,226	(2,791)	(8)%
Total	$109,571	$103,103	$6,468	6%	$191,403	$207,119	$(15,716)	(8)%
Regional revenue as a % of total net revenue:
Americas	53%	58%			56%	58%
EMEA	30%	27%			28%	25%
APAC	17%	15%			16%	17%

Our Video segment net revenue increased 16% in the three months ended July 1, 2016, compared to the corresponding period in 2015, primarily due to a $5.6 million increase in video product revenue and a $6.8 million increase in video service revenue. This increase was primarily due to our acquisition of TVN and improved demand from our service provider customers for video distribution infrastructure in the APAC and Americas regions. Our Video segment net revenue increased 5% in the six months ended July 1, 2016, compared to the corresponding period in 2015, primarily due to a $7.0 million increase in video service revenue and a $1.1 million increase in video product revenue. The increase in video product revenue in the six months ended July 1, 2016 was primarily due to the acquisition of TVN. While demand from our customers in the Americas improved, the business was impacted by softer demand from both our service provider and broadcast and media customer verticals in general, and the APAC region, in particular, decreased due to several significant ongoing technology transitions, customer consolidation activities and evolving Pay-TV business models. The increase in our service revenue was primarily due to an increase in the installed base of equipment being serviced for our customers.
Our Cable Edge segment net revenue decreased 24% and 40%, respectively, in the three and six months ended July 1, 2016, compared to the corresponding periods in 2015, primarily due to lower revenue in the Americas, and to a lesser extent in the APAC and EMEA regions. The decreases were primarily due to lower spending associated with a decrease in demand as some of our customers are deferring purchases as they plan migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Several of our cable customers have started planning for the transition from DOCSIS 3.0 to DOCSIS 3.1 technologies, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We are currently developing solutions based on DOCSIS 3.1 technologies and the CCAP architecture, with our first shipments scheduled for the fourth quarter of 2016.
Net revenue in the Americas decreased 4% and 12%, respectively, in the three and six months ended July 1, 2016 compared to the corresponding periods in 2015, primarily due to softer demand from our broadcast and media customers and the pending transition to new DOCSIS 3.1 technologies, which has impacted our Cable Edge business in the near-term, offsetting improved service provider spending for our Video products and services.
Net revenue in the EMEA region increased 22% and 2%, respectively, in the three and six months ended July 1, 2016 compared to the corresponding periods in 2015, primarily due to improved service provider spending for our video products which has offset softer demand from our broadcast and media customers and Cable Edge products.
Net revenue in the APAC region increased 20% in the three months ended July 1, 2016, compared to the corresponding period in 2015, due to improved service provider spending on video infrastructure and services which has offset softer demand from our broadcast and media customers and Cable Edge products. Net revenue in the APAC region decreased 8% in the six months ended July 1, 2016, compared to the corresponding period in 2015 due to softer demand from both our service provider and broadcast and media customers which was partially offset by an increase in service revenue.

Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Gross profit	$51,040	$54,385	$(3,345)	(6)%	$91,694	$109,413	$(17,719)	(16)%
As a percentage of net revenue (“gross margin”)	46.6%	52.7%			47.9%	52.8%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.
Gross margin decreased 6.1% and 4.9%, respectively, in the three and six months ended July 1, 2016, compared to the corresponding periods in 2015. The decreases in gross margin in the three and six months periods were primarily driven by an inventory obsolescence charge of approximately $4.5 million recorded in the second quarter of 2016 for some older Cable Edge product lines in accordance with our policy for excess and obsolete inventory and also as part of our strategic plan to re-position and dedicate our primary resources to our new CableOS product. Lower Cable Edge segment revenue and lower revenue from our high margin servers in the three and six months ended July 1, 2016, compared to the same periods in 2015, also contributed to the decreases in gross margins. Additionally, the inclusion of TVN’s operating results in the three and six months ended July 1, 2016 decreased our gross margins slightly due to higher material, labor and overhead costs from the additional headcount and facilities acquired in connection with the TVN acquisition. These unfavorable margin impacts were offset in part by higher gross margin from increased service and support revenue in the three and six months ended July 1, 2016, compared to the corresponding periods in 2015.
In the three and six months ended July 1, 2016, $1.3 million and $1.7 million, respectively, of amortization of intangibles were included in cost of revenue, compared to $0.1 million and $0.5 million, respectively, in the corresponding periods in 2015. The increases were primarily related to intangibles acquired from the TVN acquisition.

Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Research and development	$26,507	$21,816	$4,691	22%	$50,070	$44,145	$5,925	13%
As a percentage of net revenue	24.2%	21.2%			26.2%	21.3%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three and six months ended July 1, 2016 increased 22% and 13%, respectively, compared to the corresponding periods in 2015. The increases were primarily due to the inclusion of TVN’s post-acquisition research and development expenses and higher expenses for CableOS development. Such increases were offset in part by a $1.6 million reimbursement of engineering spending in the second quarter of 2016.
In the second quarter of 2016, we signed an engineering support agreement with one of our large customers. This agreement is focused on research and development initiatives that have been underway and extend into 2017. The agreement provides Harmonic with funding up to $10 million to offset associated engineering expenses upon achievement of certain agreed-upon milestones. Payments will occur when these milestones are achieved in $2 million increments. We received the first $2 million payment in July 2016.

Our TVN French subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses. In the three and six months ended July 1, 2016, we recorded approximately $1.8 million and $2.3 million, respectively, of R&D tax credits as an offset to research and development expenses.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Selling, general and administrative	$36,516	$31,281	$5,235	17%	$69,386	$62,477	$6,909	11%
As a percentage of net revenue	33.3%	30.3%			36.3%	30.2%

Selling, general and administrative expenses in the three and six months ended July 1, 2016 increased 17% and 11%, respectively, compared to the corresponding periods in 2015, primarily due to the inclusion of TVN’s post-acquisition selling, general and administrative expenses, as well as TVN acquisition- and integration-related costs. Such increases were offset in part by lower variable employee compensation related expenses mainly due to a decrease in headcount and lower commission expense resulting from revenue decrease.

Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Video	$518	$4,901	$(4,383)	(89)%	$(6,829)	$4,811	$(11,640)	(242)%
Cable Edge	(498)	357	(855)	(239)%	(2,351)	6,545	(8,896)	(136)%
Total segment operating income (loss)	$20	$5,258	$(5,238)	(100)%	$(9,180)	$11,356	$(20,536)	(181)%
Segment operating income (loss) as a % of segment revenue:
Video	1%	6%			(4)%	3%
Cable Edge	(3)%	1%			(7)%	11%
Video segment operating margin decreased from 6% to 1% in the three months ended July 1, 2016, compared with the corresponding period in 2015, and in the six months ended July 1, 2016, Video segment operating margin decreased from 3% to (4)% compared with the corresponding period in 2015. The decreases were primarily due to unfavorable product mix and the inclusion of TVN’s lower gross margins in the three and six months ended July 1, 2016 and higher headcount-related and facilities costs acquired from TVN.
Cable Edge segment operating margin decreased from 1% to (3)% in the three months ended July 1, 2016, compared with the corresponding period in 2015, and in the six months ended July 1, 2016, Cable Edge segment operating margin decreased from 11% to (7)% compared with the corresponding period in 2015. The decreases were primarily due to a 24% and 40% decrease in Cable Edge segment revenue for the three and six month periods ended July 1, 2016, respectively, and, to a lesser extent, higher research and development expenses driven by the development projects associated with our new CableOS products.

The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Total segment operating income (loss)	$20	$5,258	$(9,180)	$11,356
Unallocated corporate expenses	(9,831)	(185)	(15,510)	(229)
Stock-based compensation	(2,768)	(3,884)	(5,862)	(8,018)
Amortization of intangibles	(5,539)	(1,532)	(8,322)	(3,439)
Loss from operations	(18,118)	(343)	(38,874)	(330)
Non-operating income (expense)	(2,319)	76	(6,225)	(2,880)
Loss before income taxes	$(20,437)	$(267)	$(45,099)	$(3,210)

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Amortization of intangibles	$4,232	$1,446	$2,786	193%	$6,597	$2,892	$3,705	128%
As a percentage of net revenue	3.9%	1.4%			3.4%	1.4%
The increase in amortization of intangibles expense in the three and six months ended July 1, 2016, compared to the corresponding periods in 2015, were primarily due to the amortization of certain intangibles related to the acquisition of TVN, which closed on February 29, 2016.

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

	Three months ended		Six months ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Restructuring and related charges in:
Product cost of revenue	$6	$—	$(23)	$—
Operating expenses-Restructuring and related charges	1,903	185	4,515	229
Total restructuring and related charges	$1,909	$185	$4,492	$229
Harmonic 2016 Restructuring
In the first quarter of 2016, we implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. We anticipate spending approximately $22 million to $24 million in 2016, in aggregate, on the Harmonic 2016 Restructuring Plan and TVN acquisition and integration-related expenses. The activities under the Harmonic 2016 Restructuring Plan are expected to take at least 12 months to complete and the estimated synergies from this plan and the TVN integration effort is approximately $20 million to $22 million, which we anticipate to realize within two years.

We recorded $1.9 million and $4.5 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, in the three and six months ended July 1, 2016, respectively. The restructuring and related charges in the three months ended July 1, 2016 consisted of $1.9 million of severance and benefits for the termination of eight employees worldwide. The restructuring and related charges in the six months ended July 1, 2016 consisted of $1.4 million of costs related to the Company exiting an excess facility at its U.S. headquarters, $3.0 million of severance and benefits for the termination of 21 employees worldwide and $0.2 million of other charges. We incurred $3.4 million and $6.5 million of TVN acquisition- and integration-related expenses in the three and six months ended July 1, 2016, respectively. (See Note 3, “Business Acquisition” for additional information on TVN acquisition-and integration-related expenses).

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

In the second quarter of 2016, the Company initiated a consultative process with the works council for the acquired French subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. The Company expects the consultation process and the terms of the voluntary departure plan to be finalized in the third quarter of 2016.

For a complete discussion of the restructuring actions related to the 2015 restructuring plan and the charges in 2015, see Note 11, “Restructuring and Asset Impairment Charges,” of the notes to Consolidated Financial Statements in the 2015 Form 10-K.

Loss on Impairment of Long-term Investment
At April 1, 2016, Vislink’s stock price had remained below its cost basis for approximately the last seven months. The prolonged low Vislink stock price led us to conclude the impairment was other than temporary. Additionally, our assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggests that Vislink's stock price may not recover to our original cost basis in 2016. Based on our assessment, in the first quarter of 2016, we recorded an impairment charge of $1.5 million reflecting the reduced cost basis of our Vislink investment at April 1, 2016. Although at July 1, 2016, Vislink’s stock price did not deviate significantly from the reduced cost basis at April 1, 2016, since July 6, 2016, Vislink’s stock price has reduced by approximately 50%. We will continue to monitor Vislink’s stock price and financial performance. A sustained decline in Vislink’s stock price may lead to further impairment later in 2016. Our remaining maximum exposure to loss from the Vislink investment at July 1, 2016 was limited to its reduced investment cost of $1.8 million. (See Note 5, “Investments in Other Equity Securities”, of the notes to our Condensed Consolidated Financial Statements for additional information).
Interest (Expense) Income, Net
Interest (expense) income, net was $(2.7) million and $17,000, for the three months ended July 1, 2016 and July 3, 2015, respectively. Interest (expense) income, net was $(5.1) million and $72,000, for the six months ended July 1, 2016 and July 3, 2015, respectively. Interest expense increased in the three and six months ended July 1, 2016 primarily due to the additional interest expense associated with the Notes issued in December 2015. (See Note 11, “Convertible Notes, Other Debts and Capital Leases,” of the notes to our Condensed Consolidated Financial Statements for additional information on the notes and the associated interest).

Other Income (Expense), Net

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S. dollar.
Other income (expense), net was $0.3 million and $59,000, for the three months ended July 1, 2016 and July 3, 2015, respectively. The increase in other income, net in the three months ended July 1, 2016 was primarily related to favorable foreign exchange impact resulting from the strengthening of Brazil Reals against the Euro on the inter-company balances between the TVN entities.

Other income (expense), net was $0.3 million and $(0.4) million, for the six months ended July 1, 2016 and July 3, 2015, respectively. The $0.3 million other income, net in the six months ended July 1, 2016 was primarily related to favorable foreign exchange impact from the strengthening of Brazil Reals against Euro on the inter-company balances between the TVN entities. The $(0.4) million other expense, net in the six months ended July 3, 2015 was primarily due to the unfavorable foreign exchange impact resulting from the weakening of the Euro against the U.S. dollar on our various monetary assets.

To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts (See Note 6, “Derivatives and Hedging Activities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

Income Taxes
The following table presents the provision for income taxes and the effective income tax rate for the three and six months ended July 1, 2016 and July 3, 2015 (in thousands, except percentages):

	Three months ended				Six months ended
	July 1, 2016	July 3, 2015	Q2 FY16 vs Q2 FY15		July 1, 2016	July 3, 2015	Q2 FY16 YTD vs Q2 FY15 YTD
Provision for income taxes	$242	$727	$(485)	(67)%	$760	$441	$319	72%
Effective income tax rate	(1.2)%	(272.3)%			(1.7)%	(13.7)%
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
Our effective income tax rate of (1.7)% for the six months ended July 1, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
For the six months ended July 1, 2016, the discrete adjustments to our tax expense included primarily the accrual of interest on uncertain tax positions, withholding taxes and true-up of the tax provision for certain foreign subsidiaries based on the tax returns filed.
Our effective income tax rate of (13.7)% for the six months ended July 3, 2015 was different from U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates. U.S. losses generated for the six months ended July 3, 2015 received no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets and the impairment of the VJU investment.

Liquidity and Capital Resources
As of July 1, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $51.5 million, short-term investments of $13.8 million, net accounts receivable of $102.7 million and borrowings from the capital markets as well as financing from French government agencies. We assumed certain debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions and the aggregate balances of these debts was $24.0 million as of July 1, 2016. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses and TVN acquisition- and integration-related expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents and short-term investments of $65.3 million at July 1, 2016 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of July 1, 2016, $29.3 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

In December 2015, we issued $128.25 million aggregate principal amount of the Notes. We incurred approximately $4.1 million of debt issuance cost, of which $3.5 million was paid in 2015 and the remaining $0.6 million was paid in the first quarter of 2016. The Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2016 and mature on December 1, 2020. (See Note 11, “Convertible Notes, Other Debts and Capital Leases” for additional information on the Notes). Concurrent with the issuance of the Notes, we used $49.9 million of the net proceeds from the Notes to repurchase 11.1 million shares of our common stock. The remaining net proceeds from the Notes were used to fund our acquisition of TVN, which closed on February 29, 2016.
Additionally, our credit agreement with JPMorgan expired on February 20, 2016 and we did not renew the agreement or enter into any new credit agreement.

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Six months ended
	July 1, 2016	July 3, 2015
Net cash provided by (used in):
Operating activities	$(8,293)	$13,588
Investing activities	(67,855)	(4,832)
Financing activities	1,569	(5,658)
Effect of foreign exchange rate changes on cash	(95)	(81)
Net (decrease) increase in cash and cash equivalents	$(74,674)	$3,017
Operating Activities
Net cash used in operations increased $21.9 million in the six months ended July 1, 2016, compared to the corresponding period in 2015, primarily due to a $42.2 million increase in net loss, largely driven by a 8% decrease in our net revenue, offset in part by less cash used in net working capital compared to last year. Additionally, we made an advance payment in the amount of $14.2 million to a supplier in the first quarter of 2015 in order to secure more favorable pricing from the supplier and the arrangement and advance payment was not repeated in the first six months of 2016.
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
Investing Activities
Net cash used in investing activities increased $63.0 million in the six months ended July 1, 2016, compared to the corresponding period in 2015, primarily due to the $73.0 million cash paid for the TVN acquisition during the first six months of 2016, offset, in part, by lower cash used for purchases of marketable investments.
Financing Activities
Net cash provided by financing activities increased $7.2 million in the six months ended July 1, 2016, compared to the corresponding period in 2015, primarily because no cash was used for share repurchases in the first six months of 2016 compared to $12.2 million used in the corresponding period in 2015, offset in part by lower net cash proceeds from the issuance of common stock to employees.

Contractual Obligations and Commitments
Future payments under contractual obligations and other commercial commitments, as of July 1, 2016 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2016 (remaining six months)	2017 and 2018	2019 and 2020	Thereafter
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	23,085	2,565	10,260	10,260	—
Other debts	21,693	1,354	11,401	7,327	1,611
Capital Lease	2,326	590	1,643	93	—
Operating leases	57,715	5,246	24,219	17,822	10,428
Purchase commitments	22,386	20,873	1,513	—	—
Total contractual obligations	$255,455	$30,628	$49,036	$163,752	$12,039
Other commercial commitments:
Standby letters of credit	$699	$531	$168	$—	$—
Total commercial commitments	$699	$531	$168	$—	$—

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of July 1, 2016.

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
As a result of the TVN acquisition, our international operations have become more significant. The functional currency of each foreign subsidiary is generally the local currency, except for our subsidiaries in Israel and Switzerland where the functional currency is the U.S. dollar. The reported results of our foreign subsidiaries may be affected by currency exchange rates when their operating results and financial positions are translated into U.S. dollars. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in the Euro. A 10% change in the Euro to U.S. dollar exchange applied to the results of our foreign subsidiaries that have the Euro as their functional currency would change our net income by approximately $2 million over the course of a year, and this estimated impact may differ upon completing the integration of TVN’s international operations.
Our U.S. dollar functional subsidiaries have certain international customers who are billed in local currency, primarily the Euro, British pound and Japanese yen. Net billings denominated in foreign currencies representing approximately 12% and 10% of total net billings in the first six months of 2016 and 2015, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support for our products and to provide professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage foreign currency rate exposures and we do not enter into foreign currency forward contracts for trading purposes.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	July 1, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Purchase	$6,001	$12,984
Derivatives not designated as hedging instruments:
Purchase	$4,048	$6,942
Sell	$14,854	$11,332

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities; and outstanding debt arrangements with variable rate interests.
As of July 1, 2016, our cash, cash equivalents and short-term investments totaled $65.3 million. These amounts are held for working capital purposes and we do not hold derivative instruments in our investment portfolio. Our investment portfolio consists of fixed income securities that are classified as “available-for-sale securities”. These securities, like all fixed income instruments, are subject to interest rate risk and will change in value if market interest rates change. We attempt to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results, nor the total value of the portfolio over the next fiscal year. If overall interest rates had decreased by 10% during the first quarter of 2016, our interest income on our cash, cash equivalents and short-term investments would have declined by less than $0.1 million assuming a constant investment balance over the time period.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at July 1, 2016 was $24.0 million, of which $2.3 million relates to obligations under capital leases with fixed interest rates. The remaining $21.7 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information). As of July 1, 2016, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by less than $0.1 million annually.
As of July 1, 2016, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Except as described below, based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended July 1, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We acquired TVN on February 29, 2016 and are in the process of integrating the acquired business into our overall internal control over financial reporting process. TVN’s post acquisition revenue included in the six months ended July 1, 2016 accounted for approximately 11% of our consolidated net revenue for the six months ended July 1, 2016 and TVN’s total assets as of July 1, 2016 accounted for approximately 12% of our consolidated total assets as of July 1, 2016. We expect to exclude the TVN business from the assessment of internal control over financial reporting until after December 31, 2016.

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

In October 2011, Avid Technology, Inc. (“Avid”) filed a complaint in the United States District Court for the District of Delaware alleging that the Company’s Media Grid product infringes two patents held by Avid. A jury trial on this complaint commenced on January 23, 2014 and, on February 4, 2014, the jury returned a unanimous verdict in favor of the Company, rejecting Avid’s infringement allegations in their entirety. On May 23, 2014, Avid filed a post-trial motion asking the court to set aside the jury’s verdict, and the judge issued an order on December 17, 2014, denying the motion. On January 5, 2015, Avid filed an appeal with respect to the jury’s verdict with the Federal Circuit, which was docketed on January 9, 2015, as Case No. 2015-1246. Avid filed its opening brief with respect to this appeal on March 24, 2015, the Company filed its response brief on May 7, 2015, and Avid filed its reply brief on June 16, 2015. Oral arguments were held on December 11, 2015. On January 29, 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. A status conference was held with the District Court on April 14, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. There are currently no deadlines.

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. The Company filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision and a mandate issued on April 7, 2016. On July 25, 2016, the court issued a scheduling order for the case and setting the trial date for November 6, 2017.

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions in our Video and Cable Edge businesses. Our VOS solution is a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in data center environments. Electra XVM is our first video media processing and encoding product family based on this platform, with the latest version supporting HEVC compression. We believe some of our customers have been delaying their purchase decisions as they consider transitioning to virtualized solutions or wait for new products based on our VOS software platform, which has adversely affected our revenue from video products in recent periods. In our Cable Edge business, we continue to develop our CCAP solutions based on a distributed access architecture, and we continue to develop, market and sell our NSG Pro centralized CCAP product solutions.

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

Revenue derived from customers outside of the U.S. in the six months ended of July 1, 2016 and July 3, 2015 represented approximately 54% and 50% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods, especially from smaller customers and resellers, particularly in emerging market countries;

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

• changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the European Union on the Russian Federation; and the effects and any resulting negative economic impact of the U.K.’s referendum to exit the European Union; and

• business and economic disruptions and delays caused by outbreaks of disease, epidemics and potential pandemics.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. For example, we depend on two suppliers for certain video encoding chips which are incorporated into several products. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on contractors for manufacturing and installation of our products, involves several risks, including a potential inability to obtain an adequate supply of required components, subassemblies or modules; reduced control over costs, quality and timely delivery of components, subassemblies or modules; supplier discontinuation of components, subassemblies or modules we require; and timely installation of products.

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the six months ended July 1, 2016 and July 3, 2015 accounted for approximately 34% and 38% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

In the six months ended July 3, 2015, Comcast accounted for approximately 15% of our revenue, respectively, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

• difficulties in establishing and maintaining uniform financial and other standards, controls, procedures and policies;

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

In addition to the risks outlined above, the success of the TVN acquisition will depend, in part, on our ability to successfully integrate TVN’s business and operations, including the successful implementation of the Harmonic 2016 Restructuring Plan to streamline our corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the TVN acquisition, address product and customer overlaps between the two entities and fully realize the anticipated benefits and potential synergies from combining our business with TVN’s business. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. Additionally, the integration process could result in the loss of key employees or key customers, decreases in revenues and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the acquisition and could have an adverse effect on our business, operating results and financial condition. Further, if we are unable to successfully receive payment of any significant portion of TVN’s existing French R&D tax credit receivables from the French tax authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D tax credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.

As of July 1, 2016, we had approximately $235.4 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of July 1, 2016, we had 886 employees in our international operations, representing approximately 63% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of July 1, 2016, we maintained facilities in Israel with a total of 174 employees, or approximately 12% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

• uncertainty in both the U.K. and the European Union due to the U.K.’s referendum to exit the European Union, which could adversely affect our results, financial condition and prospects;

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. Also, patent infringement claims and litigation by entities that purchase or control patents, but do not produce goods or services covered by the claims of such patents (so-called “non-practicing entities” or “NPEs”), have increased rapidly over the last decade or so. From time to time, third parties, including NPEs, have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. For example, in October 2011, Avid Technology, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging that our MediaGrid product infringes two patents held by Avid. In February 2014, a jury determined that we had not infringed on either of these patents. Avid filed an appeal with respect to the jury’s verdict and in January 2016, the Federal Circuit issued an order vacating the verdict of noninfringement and remanding the case to the trial court for a new trial on infringement. On February 26, 2016, Harmonic filed a request for rehearing and rehearing en banc at the Federal Circuit. On March 31, 2016, the Federal Circuit denied the request for rehearing and rehearing en banc and a mandate issued on April 8, 2016. A status conference was held with the District Court on April 14, 2016. The court conducted a supplemental claim construction hearing on May 27, 2016 and issued a claim construction order on June 29, 2016. There are currently no deadlines. Our suppliers and their customers, including us, may have similar claims asserted against them. A number of third parties, including companies with greater financial and other resources than us, have asserted patent rights to technologies that are important to us.

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

At July 1, 2016, we held 69 issued U.S. patents and 42 issued foreign patents, and had 78 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of July 1, 2016, we had purchased an aggregate of $254.3 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We believe that our existing cash and short-term investments of approximately $65.3 million at July 1, 2016, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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

In December 2015, we issued the Notes through a private placement with a financial institution. The Notes bear interest at 4.00% per annum, which is payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2016. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

• the repurchase of over 40% of our outstanding shares since 2012 pursuant to our ongoing stock repurchase program and the tender offer we completed in 2013, as well as in connection with our convertible note offering in 2015, and any future repurchases under our stock repurchase program;

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
There were no stock repurchases in the six months ended July 1, 2016 and the remaining authorized amount for stock repurchases under this program was $45.7 million as of July 1, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at July 1, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2016 and July 3, 2015 (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 1, 2016 and July 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2016 and July 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Harmonic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARMONIC INC.

By:	/s/ Harold Covert
Harold Covert
Chief Financial Officer
Date: August 10, 2016