Form 10-Q
period 2016-09-30
HARMONIC INC
filed 2016-11-09
CIK 851310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
_____________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on November 2, 2016 was 78,347,865.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARMONIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$44,741	$126,190
Short-term investments	7,931	26,604
Accounts receivable, net	99,078	69,515
Inventories	35,828	38,819
Prepaid expenses and other current assets	38,519	25,003
Total current assets	226,097	286,131
Property and equipment, net	35,145	27,012
Goodwill	239,880	197,781
Intangibles, net	33,121	4,097
Other long-term assets	31,218	9,936
Total assets	$565,461	$524,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other debts and capital lease obligations, current	$6,825	$—
Accounts payable	31,407	19,364
Income taxes payable	545	307
Deferred revenue	54,319	33,856
Accrued liabilities	50,369	31,354
Total current liabilities	143,465	84,881
Convertible notes, long-term	101,964	98,295
Other debts and capital lease obligations, long-term	15,949	—
Income taxes payable, long-term	2,863	3,886
Deferred tax liabilities, long-term	2,163	—
Other non-current liabilities	17,604	9,727
Total liabilities	284,008	196,789
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 78,311 and 76,015 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	78	76
Additional paid-in capital	2,249,857	2,236,418
Accumulated deficit	(1,965,779)	(1,903,908)
Accumulated other comprehensive loss	(2,703)	(4,418)
Total stockholders’ equity	281,453	328,168
Total liabilities and stockholders’ equity	$565,461	$524,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Revenue:
Product	$70,285	$57,245	$205,342	$215,165
Services	31,121	26,060	87,467	75,259
Total net revenue	101,406	83,305	292,809	290,424
Cost of revenue:
Product	34,460	23,584	105,698	95,021
Services	15,583	13,490	44,054	39,759
Total cost of revenue	50,043	37,074	149,752	134,780
Total gross profit	51,363	46,231	143,057	155,644
Operating expenses:
Research and development	24,202	21,679	74,272	65,824
Selling, general and administrative	36,112	28,966	105,498	91,443
Amortization of intangibles	3,009	1,446	9,606	4,338
Restructuring and related charges	(27)	397	4,488	626
Total operating expenses	63,296	52,488	193,864	162,231
Loss from operations	(11,933)	(6,257)	(50,807)	(6,587)
Interest (expense) income, net	(2,734)	30	(7,806)	102
Other income (expense), net	(328)	148	(5)	(299)
Loss on impairment of long-term investment	(1,259)	—	(2,735)	(2,505)
Loss before income taxes	(16,254)	(6,079)	(61,353)	(9,289)
Provision for (benefit from) income taxes	(242)	(1,268)	518	(827)
Net loss	$(16,012)	$(4,811)	$(61,871)	$(8,462)

Net loss per share:
Basic and diluted	$(0.21)	$(0.05)	$(0.80)	$(0.10)
Shares used in per share calculation:
Basic and diluted	78,092	87,991	77,475	88,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net loss	$(16,012)	$(4,811)	$(61,871)	$(8,462)
Other comprehensive income (loss) before tax:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	121	(550)	279	(218)
Losses (gains) reclassified into earnings	(47)	(127)	53	(314)
	74	(677)	332	(532)
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(1,208)	(928)	(1,178)	17
Loss reclassified into earnings	1,259	—	2,735	—
	51	(928)	1,557	17
Change in foreign currency translation adjustments	523	(364)	(154)	(766)
Other comprehensive income (loss) before tax	648	(1,969)	1,735	(1,281)
Less: Provision for (benefit from) income taxes	(3)	12	20	6
Other comprehensive income (loss), net of tax	651	(1,981)	1,715	(1,287)
Total comprehensive losses	$(15,361)	$(6,792)	$(60,156)	$(9,749)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HARMONIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net loss	$(61,871)	$(8,462)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangibles	12,711	4,971
Depreciation	13,198	10,143
Stock-based compensation	8,542	11,845
Amortization of discount on convertible debt	3,669	—
Restructuring, asset impairment and loss on retirement of fixed assets	1,476	354
Loss on impairment of long-term investment	2,735	2,505
Provision for excess and obsolete inventories	6,246	1,234
Allowance for doubtful accounts, returns and discounts	1,222	576
Other non-cash adjustments, net	251	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,869)	9,440
Inventories	2,225	(7,936)
Prepaid expenses and other assets	(5,938)	(13,817)
Accounts payable	2,505	1,772
Deferred revenue	20,038	5,237
Income taxes payable	(827)	(1,372)
Accrued and other liabilities	(6,230)	(7,926)
Net cash (used in) provided by operating activities	(12,917)	8,564
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(75,669)	—
Purchases of investments	—	(20,714)
Proceeds from maturities of investments	18,692	26,534
Purchases of property and equipment	(11,423)	(10,393)
Purchases of long-term investments	—	(85)
Restricted cash	—	(1,091)
Net cash used in investing activities	(68,400)	(5,749)
Cash flows from financing activities:
Payment of convertible debt issuance costs	(582)	—
Proceeds from other debts and capital leases	5,968	—
Repayment of other debts and capital leases	(8,038)	—
Payments for repurchase of common stock	—	(20,007)
Proceeds from common stock issued to employees	3,736	9,255
Payment of tax withholding obligations related to net share settlements of restricted stock units	(1,313)	(3,288)
Net cash used in financing activities	(229)	(14,040)
Effect of exchange rate changes on cash and cash equivalents	97	(236)
Net decrease in cash and cash equivalents	(81,449)	(11,461)
Cash and cash equivalents at beginning of period	126,190	73,032
Cash and cash equivalents at end of period	$44,741	$61,571
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
The accounting for the TVN acquisition is based on currently available information and is subject to continued evaluation of certain liabilities and tax estimates. Although the Company believes that the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company's Condensed Consolidated Statements of Operations.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in the 2015 Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2016.

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

In August 2016, the FASB issued an accounting standard update that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the methods and impact of adopting the new accounting standard on its consolidated financial statements.

In October 2016, the FASB issued an accounting standard update which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This accounting standard update is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new accounting standard on its consolidated financial statements.

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

The Company believes that its acquisition of TVN has strengthened, and will continue to strengthen, the Company’s competitive position in the video infrastructure market as well as to enhance the depth and scale of the Company’s research and development (“R&D”) and service and support capabilities in the video arena. The Company believes that the combined product portfolios, R&D teams and global sales and service personnel will allow the Company to accelerate innovation for its customers while leveraging greater scale to drive operational efficiencies.

The TVN acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for this business combination is based on currently available information and is subject to continued evaluation of certain liabilities and tax estimates.

The provisional purchase price has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company will continue to evaluate certain liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The Company’s preliminary allocation of the estimated purchase consideration as of September 30, 2016 was as follows (in thousands):

Assets:
Cash and cash equivalents	$6,843
Accounts receivable, net	14,933
Inventories	3,462
Prepaid expenses and other current assets	2,412
Property and equipment, net	9,942
French R&D tax credit receivables (1)	26,421
Other long-term assets	2,134
Total assets	$66,147
Liabilities:
Other debts and capital leases, current	8,362
Accounts payable	12,494
Deferred revenue	2,504
Accrued liabilities	18,365
Other debts and capital leases, long-term	16,087
Other long-term liabilities	6,467
Deferred tax liabilities	2,126
Total liabilities	$66,405

Goodwill	41,670
Intangibles	41,100
Total purchase consideration	$82,512
(1) See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information on French R&D tax credit receivables.

The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

	Estimated Useful Life (in years)	Fair Value
Backlog	6 months	$3,600
Developed technology	4 years	21,700
Customer relationships	5 years	15,200
In-process research and development (1)	N/A	—
Trade name	4 years	600
		$41,100

(1) By the end of the second quarter of 2016, the Company completed the TVN in-process research and development activities and as a result, the in-process research and development of $1.1 million was reclassified to developed technology.

Acquired identifiable intangible assets were valued using the income method and are amortized on a straight line basis over their respective estimated useful lives. Goodwill of $41.7 million arising from the acquisition was derived from expected benefits from the business synergies to be derived from the combined entities and the experienced workforce who joined the Company in connection with the acquisition. The goodwill will be assigned to the Company’s video reporting unit and it is not expected to be deductible for income tax purposes.

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

The Company also acquired an indefinite lived asset of $1.1 million which represents the fair value of in-process research and development activities that were estimated to be completed within six months of the acquisition date. The related research and development efforts were completed by the end of the second quarter of 2016 and the Company determined that it has become a finite lived intangible asset (developed technology) with an estimated useful life of four years.

The results of operations of TVN are included in the Company’s Condensed Consolidated Statements of Operations beginning February 29, 2016. For the three months ended September 30, 2016, $19.0 million of revenue and $7.6 million of gross profit from TVN were included in the Company’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2016, $40.2 million of revenue and $14.7 million of gross profit from TVN were included in the Company’s Condensed Consolidated Statement of Operations. Since the Company is in the process of integrating TVN’s operations, the Company believes it is impracticable to determine TVN’s stand-alone income (loss) from operations and net income (loss) and these measures are not meaningful representations of TVN’s stand-alone performance.

Acquisition-and integration-related expenses

As a result of the TVN acquisition, the Company incurred acquisition-and integration-related expenses in aggregate of $5.3 million and $11.8 million for the three and nine months ended September 30, 2016, respectively. These costs consisted of acquisition-related costs which include outside legal, accounting and other professional services as well as integration-related costs which include incremental costs resulting from the TVN acquisition that are not expected to generate future benefits once the integration is fully consummated. These costs are expensed as incurred.

Acquisition-and integration-related expenses for the TVN acquisition is summarized in the table below (in thousands):

	Acquisition-related		Integration-related
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2016		September 30, 2016
Product cost of revenue	$—	$—	$119	$610
Research and development	—	—	152	702
Selling, general and administrative	534	3,855	4,365	6,502
Total acquisition- and integration-related expenses in operating expenses	534	3,855	4,636	7,814
Interest income (expense), net	—	—	98	98
Total acquisition- and integration-related expenses	$534	$3,855	$4,734	$7,912

Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of TVN had occurred on January 1, 2015, the beginning of the comparable prior annual period. The unaudited pro forma combined results are provided for illustrative purpose only and are not indicative of the Company’s actual consolidation results.

The pro forma adjustments primarily relate to the amortization of acquired intangibles and interest expense related to financing arrangements. In addition, the unaudited pro forma net loss for the three and nine months ended October 2, 2015 was adjusted to include $5.3 million and $11.8 million of acquisition- and integration- related expenses, respectively; and $0.8 million and $2.5 million reduction in revenue related to the fair value adjustment of deferred revenue. The unaudited pro forma net loss for the nine months ended September 30, 2016 was adjusted to exclude $11.8 million of acquisition- and integration- related expenses. These adjustments exclude the income tax impact.

	Three months ended	Nine months ended
	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions, except per share amounts)
Net revenue	$100.3	$301.5	$344.2
Net loss	(17.5)	(49.9)	(45.1)
Net loss per share-basic and diluted	$(0.20)	$(0.64)	$(0.51)

NOTE 4: SHORT-TERM INVESTMENTS
The following table summarizes the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016
Corporate bonds	$7,932	$1	$(2)	$7,931
Total short-term investments	$7,932	$1	$(2)	$7,931
As of December 31, 2015
Corporate bonds	$25,557	$—	$(52)	$25,505
Commercial paper	1,099	—	—	1,099
Total short-term investments	$26,656	$—	$(52)	$26,604
The following table summarizes the maturities of the Company’s short-term investments (in thousands):

	September 30, 2016	December 31, 2015
Less than one year	$7,931	$19,642
Due in 1 - 2 years	—	6,962
Total short-term investments	$7,931	$26,604
These available-for-sale investments are presented as “Current Assets” in the Condensed Consolidated Balance Sheets as they are available for current operations. Realized gains and losses from the sale of investments for each of the three and nine months ended September 30, 2016 and October 2, 2015 were not material.
The Company’s investments in equity securities of other privately and publicly held companies were $4.1 million and $5.4 million as of September 30, 2016 and December 31, 2015, respectively, and such investments were considered as long-term investments and were included in “Other long-term assets” in the Condensed Consolidated Balance Sheet. (See Note 5, “Investments in Other Equity Securities” for additional information).

Impairment of Short-term Investments

The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. A decline of fair value below amortized costs of debt securities is considered other-than-temporary if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. At the present time, the Company does not intend to sell its investments that have unrealized losses in accumulated other comprehensive loss. In addition, the Company does not believe that it is more likely than not that it will be required to sell its investments that have unrealized losses in accumulated other comprehensive loss before the Company recovers the principal amounts invested. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment, based on its evaluation of available evidence as of September 30, 2016.
As of September 30, 2016, there were no individual available-for-sale securities in a material unrealized loss position and the amount of unrealized losses on the total investment balance was insignificant.

NOTE 5: INVESTMENTS IN OTHER EQUITY SECURITIES
From time to time, the Company may acquire certain equity investments for the promotion of business objectives and these investments are classified as long-term investments and included in “Other long-term assets” in the Condensed Consolidated Balance Sheet.

On September 2, 2014, the Company acquired a 3.3% interest in Vislink plc (“Vislink”), a U.K. public company listed on the AIM exchange in London, for $3.3 million. The investment in Vislink is being accounted for as a cost method investment as the Company does not have significant influence over the operational and financial policies of Vislink. Since the Vislink investment is also an available-for-sale security, its value is marked to market for the difference in fair value at period end. The carrying value of Vislink was $0.5 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively, and Vislink’s accumulated unrealized loss, net of taxes was $1.5 million at December 31, 2015.

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

By May 2016, Vislink’s stock price had continued to be below the Company’s cost basis for approximately seven months. The prolonged decline in Vislink’s stock price led the Company to conclude the impairment was other than temporary. Furthermore,  the Company’s assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggest that Vislink's stock price may not recover to the Company’s original cost basis in 2016. As a result, the Company recorded an impairment charge in the first quarter of 2016 of $1.5 million reflecting the new reduced cost basis of the Vislink investment at

April 1, 2016. As of September 30, 2016, Vislink’s stock price had declined an additional 70% from the stock price as of April 1, 2016. The Company further observed several recent adverse changes in Vislink’s financial and liquidity conditions. Based on the Company’s assessment of the positive and negative factors of Vislink’s financial and business conditions, the Company believes that more likely-than-not, Vislink’s stock price will not recover to the Company’s cost basis established at April 1, 2016. As a result, the Company recorded an additional impairment charge in the third quarter of 2016 of $1.3 million reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. The Company’s remaining maximum exposure to loss from the Vislink investment at September 30, 2016 was limited to its reduced investment cost of $0.5 million.

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

The Company attended a VJU board meeting on March 5, 2015 as an observer. At that meeting, the Company was made aware of significant decreases in VJU’s business prospects, VJU’s existing working capital and prospects for additional funding, compared to the prior information the Company had received from VJU. Based on the Company’s assessment, the Company determined that its investment in VJU was impaired on an other-than-temporary basis. Factors considered included the severity of the impairment and recent events specific to VJU. Based on the Company’s assessment of VJU’s expected cash flows, the entire investment is expected to be non-recoverable. As a result, the Company recorded an impairment charge of $2.5 million in the first quarter of 2015. The Company has no remaining loss exposure from the VJU investment at September 30, 2016.
At VJU’s shareholders meeting held on October 15, 2015, additional contributions by existing shareholders were approved. The Company did not provide additional contributions to VJU, and as a result, the Company’s equity interest in VJU decreased from to 19.8% to 9.9%.
EDC
On October 22, 2014, the Company acquired an 18.4% interest in Encoding.com, Inc. (“EDC”), a video transcoding service company headquartered in San Francisco, California, for $3.5 million by purchasing EDC’s Series B preferred stock. Since EDC’s equity is deemed not sufficient to permit it to finance its activities without additional support from its shareholders, EDC is considered a VIE. The Company determined that it is not the primary beneficiary of EDC because its financial interest in EDC’s equity does not empower the Company to direct EDC’s activities that will most significantly impact EDC’s economic performance. In addition, the Company determined that its investment in EDC’s Series B preferred stock does not have the risk and reward characteristics that are substantially similar to EDC’s common stock. Therefore, Harmonic does not hold an investment in EDC’s common stock or in-substance common stock. According to the applicable accounting guidance, the EDC investment is accounted for as a cost-method investment. The Company determined that there were no indicators existing at September 30, 2016 that would indicate that the EDC investment was impaired.

The following table presents the carrying values and maximum exposure of the unconsolidated VIEs as of September 30, 2016 (in thousands):

	Carrying Value	Maximum exposure to loss(1)
VJU	$—	$—
EDC(2)	3,593	3,593
Total	$3,593	$3,593

(1) The Company did not provide financial support to any of its unconsolidated VIEs and as of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(2) The Company’s maximum exposure to loss with respect to EDC as of September 30, 2016 was limited to a total investment cost of $3.6 million, including $0.1 million of transaction costs.

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
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the Company’s Accumulated Other Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations were as follows (in thousands):

		Three months ended		Nine months ended
	Financial Statement Location	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Derivatives designated as hedging instruments:
Gains (losses) in AOCI on derivatives (effective portion)	AOCI	$121	$(550)	$279	$(218)
Gains (losses) reclassified from AOCI into income (effective portion)	Cost of Revenue	$6	$18	$(7)	$44
	Operating Expense	41	109	(46)	270
	Total	$47	$127	$(53)	$314
Losses recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Other income (expense), net	$(8)	$(5)	$(57)	$(57)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in income	Other income (expense), net	$(162)	$(165)	$(496)	$220
The Company anticipates the AOCI balance of $86,000 at September 30, 2016, relating to net unrealized gains from cash flow hedges, will be reclassified to earnings within the next twelve months.
The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Purchase	$2,945	$12,984
Derivatives not designated as hedging instruments:
Purchase	$4,824	$6,942
Sell	$17,594	$11,332
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets are as follows (in thousands):

		Asset Derivatives			Derivative Liabilities
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$60	$13	Accrued Liabilities	$—	$281
		$60	$13		$—	$281

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	$172	$100	Accrued Liabilities	$17	$90
		$172	$100		$17	$90
Total derivatives		$232	$113		$17	$371
Offsetting of Derivative Assets and Liabilities
The Company recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. However, the arrangements with its counterparties allows for net settlement, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of September 30, 2016, information related to the offsetting arrangements was as follows (in thousands):

				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instrument	Cash Collateral Pledged	Net Amount
Derivative Assets	$232	—	$232	$(17)	—	$215
Derivative Liabilities	$17	—	$17	$(17)	—	$—
In connection with foreign currency derivatives entered in Israel, the Company’s subsidiaries in Israel are required to maintain a compensating balance with their bank at the end of each month. The compensating balance arrangements do not legally restrict the use of cash and as of September 30, 2016, the total compensating balance maintained was $2.5 million.

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
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of the Company’s convertible notes is influenced by interest rates, the Company’s stock price and stock market volatility. The estimated fair value of the Company’s convertible notes based on a market approach was approximately $161.2 million and $123.1 million as of September 30, 2016 and December 31, 2015, respectively, and represents a Level 2 valuation. The Company’s other debts and capital leases assumed from the TVN acquisition are classified within Level 2 because these borrowings are not actively traded and the majority of them have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Additionally, the Company considers the carrying amount of its capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates. The other debts and capital leases outstanding as of September 30, 2016 were $22.8 million in the aggregate. (See Note 11, “Convertible Notes, Other debts and Capital Leases” for additional information).
The Company’s liabilities for the TVN contingent consideration under the TVN Purchase Agreement were fully paid as of August 31, 2016, of which $3.5 million was paid in the second quarter of 2016 and the remaining $2.5 million was paid in the third quarter of 2016. As of September 30, 2016, there were no amounts of TVN contingent consideration which remained outstanding. The liabilities for the assumed TVN employee equity plans of approximately $2.9 million were fully paid in the second quarter of 2016 and there were no other outstanding amounts under these plans at September 30, 2016.

During the nine months ended September 30, 2016, there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Cash equivalents
Money market funds	$6,276	$—	$—	$6,276
Short-term investments
Corporate bonds	—	7,931	—	7,931
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	232	—	232
Other assets
Long-term investment	530	—	—	530
Total assets measured and recorded at fair value	$6,806	$8,743	$—	$15,549
Accrued liabilities
Derivative liabilities	—	17	—	17
Total liabilities measured and recorded at fair value	$—	$17	$—	$17
	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Cash equivalents
Money market funds	$53,434	$—	$—	$53,434
U.S. Treasury bills	24,998	—	—	24,998
Short-term investments
Corporate bonds	—	25,505	—	25,505
Commercial paper	—	1,099	—	1,099
Prepaids and other current assets
Time deposit pledged for credit card facility	—	580	—	580
Derivative assets	—	113	—	113
Other assets
Long-term investment	1,840	—	—	1,840
Total assets measured and recorded at fair value	$80,272	$27,297	$—	$107,569
Accrued liabilities
Derivative liabilities	$—	$371	$—	$371
Total liabilities measured and recorded at fair value	$—	$371	$—	$371

NOTE 8: BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, net:
Accounts receivable	$103,511	$73,855
Less: allowances for doubtful accounts, returns and discounts	(4,433)	(4,340)
Total	$99,078	$69,515

	September 30, 2016	December 31, 2015
Prepaid expenses and other current assets:
Prepaid inventories to contract manufacturer(1)	$4,736	$8,500
Prepaid maintenance, royalty, rent and property taxes	7,003	5,974
Other Prepayments	4,730	2,762
Deferred cost of revenue	10,470	4,601
French R&D tax credits receivable(2)	6,279	—
Restricted cash(3)	1,341	1,093
Other	3,960	2,073
Total	$38,519	$25,003

(1) From time to time, the Company makes advance payment to a supplier for future inventory in order to secure more favorable pricing. As of September 30, 2016, the Company had $8.5 million of prepaid inventory and accounts payable of approximately $3.8 million with one of its suppliers. Based on the agreement with this supplier, the Company has the right to set off the amount owed with the amount owed by the supplier, and in October 2016, according to the terms of the supplier agreement, the Company notified the supplier of its intent to net the balances in the fourth quarter of 2016. Based on the guidance in ASC 210-20, as of September 30, 2016, the Company took a net position on the balance sheet and elected to net $3.8 million of prepaid inventories with accounts payable.
(2) The Company’s acquired TVN subsidiary in France (the “TVN French Subsidiary”) participates in the French Crédit d’Impôt Recherche (“CIR”) program (the “R&D tax credits”) which allows companies to monetize eligible research expenses. The French R&D tax credits can be used to offset against income tax payable to the French government in each of the four years after being incurred, or if not utilized, are recoverable in cash. The amount of French R&D tax credits recoverable are subject to audit by the French government and during the second quarter of 2016, the French government approved the 2012 claim and refunded $5.8 million to the TVN French Subsidiary. The remaining R&D tax credit receivables at September 30, 2016 were approximately $25.1 million and are expected to be recoverable from 2017 through 2020 with $6.3 million reported under “Prepaid and other Current Assets” and $18.8 million reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets. Pursuant to the TVN Purchase Agreement, the Company is indemnified by the selling shareholders with respect to the validity and recoverability of the outstanding TVN French Subsidiary R&D tax credit receivables.
(3) The restricted cash balances are primarily held as cash collateral security for certain bank guarantees. These restricted funds are invested in bank deposits and cannot be withdrawn from the Company’s accounts without the prior written consent of the applicable secured party. Additionally, as of September 30, 2016, the Company recorded approximately $1.1 million of restricted cash for the bank guarantee associated with the TVN French Subsidiary’s office building lease. This amount is reported under “Other Long-term Assets” on the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2016	December 31, 2015
Inventories:
Raw materials	$9,417	$5,421
Work-in-process	1,328	1,950
Finished goods	13,397	19,827
Service-related spares	11,686	11,621
Total	$35,828	$38,819

	September 30, 2016	December 31, 2015
Property and equipment, net:
Furniture and fixtures	$9,110	$7,808
Machinery and equipment	99,172	93,010
Capitalized software	34,703	29,391
Leasehold improvements	14,005	10,000
Property and equipment, gross	156,990	140,209
Less: accumulated depreciation and amortization	(121,845)	(113,197)
Total	$35,145	$27,012

	September 30, 2016	December 31, 2015
Accrued Liabilities:
Accrued employee compensation and related expenses	$18,420	$12,083
Accrued sales and use tax and property taxes	1,861	1,743
Accrued warranty	5,079	3,913
Accrued royalty payments	2,597	873
Contingent inventory reserves	2,485	1,315
Customer deposits	5,020	953
Others	14,907	10,474
Total	$50,369	$31,354

The TVN acquisition was subject to post-closing adjustments capped at (i) the difference between €76 million (approximately $83.3 million as converted from euros into U.S. dollars using an agreed upon average exchange rate) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) up to $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016. The Company paid $3.5 million upon the finalization of the revenue and working capital adjustments in the second quarter of 2016 and $2.5 million upon the finalization of the backlog adjustment in the third quarter of 2016. As of September 30, 2016, there were no amounts of TVN contingent consideration which remained outstanding.

NOTE 9: GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment at the reporting unit level on an annual basis, or more frequently, if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s annual goodwill impairment test is performed in the fiscal fourth quarter, with a testing date at the end of October.

In the first quarter of 2016, the Company preliminary recorded additional goodwill of $39.2 million related to the TVN acquisition based on the preliminary allocation of the estimated purchase consideration. Following the first quarter of 2016, the Company made further updates to the valuation of certain assets, liabilities and tax estimate and goodwill was adjusted to $41.7 million at end of September 30, 2016 primarily due to an approximate $4.6 million reduction to the fair value of tangible and intangible assets acquired and liabilities assumed, offset in part by a $2.1 million reduction in the estimate of the contingent purchase consideration. (See Note 3, “Business Acquisition” for additional information). The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). Goodwill from the TVN acquisition was assigned to the Video reporting unit.

The following table presents goodwill by reportable segments (in thousands):

	Video	Cable Edge	Total
As of December 31, 2015	$136,904	$60,877	$197,781
Preliminary estimate of goodwill from TVN acquisition	41,670	—	41,670
Foreign currency translation adjustment	515	(86)	429
As of September 30, 2016	$179,089	$60,791	$239,880
The Company performs its annual goodwill impairment review of its two reporting units, which are the same as its operating segments, during the fourth fiscal quarter of 2015. The 2015 annual testing concluded that goodwill was not impaired as the Video and Cable Edge reporting units had estimated fair values in excess of their carrying value by approximately 87% and 42%, respectively.
A significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. During the second quarter of 2016, the sustained decline in the Company’s stock price led to a triggering event for goodwill impairment assessment. As of July 1, 2016, with a closing stock price of $3.01 on the NASDAQ stock exchange, the Company’s market capitalization was approximately $235 million. As this market capitalization was less than the Company’s net book value, further analysis was performed to determine if an impairment exists. When assessing goodwill for impairment, the Company used multiple valuation methodologies to determine its enterprise value. The valuation methods used included the Company’s market capitalization adjusted for a control premium and the Company’s discounted cash flow analysis, which involves making significant assumptions and estimates, including expectations of the Company’s future financial performance, the Company’s weighted average cost of capital and the Company’s interpretation of currently enacted tax laws. Based on the impairment test performed, management determined that the Company’s goodwill was not impaired as of July 1, 2016. As of September 30, 2016, the Company’s closing stock price was $5.93.

The Company has not recorded any impairment charges related to goodwill for any prior periods.

Intangible Assets
In the nine months ended September 30, 2016, the gross amount for intangible assets increased $41.8 million of which $41.1 million was due to the TVN acquisition and the remainder $0.7 million was due to foreign exchange effect. The following is a summary of intangible assets (in thousands):

		September 30, 2016			December 31, 2015
	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed core technology	3.4	$33,057	$(14,112)	$18,945	$10,987	$(10,987)	$—
Customer relationships/contracts	4.4	44,659	(31,004)	13,655	29,200	(25,752)	3,448
Trademarks and trade names	3.4	610	(89)	521	—	—	—
Maintenance agreements and related relationships	N/A	5,500	(5,500)	—	5,500	(4,851)	649
Order Backlog	N/A	3,661	(3,661)	—	—	—	—
Total identifiable intangibles		$87,487	$(54,366)	$33,121	$45,687	$(41,590)	$4,097
The TVN in-process research and development efforts were completed by the end of the second quarter of 2016 and the Company determined that it has become a finite lived intangible asset (developed technology) with an estimated useful life of four years.

Amortization expense for the identifiable purchased intangible assets for the three and nine months ended September 30, 2016 and October 2, 2015 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Included in cost of revenue	$1,380	$86	$3,105	$633
Included in operating expenses	3,009	1,446	9,606	4,338
Total amortization expense	$4,389	$1,532	$12,711	$4,971
The estimated future amortization expense of purchased intangible assets with definite lives is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Year ended December 31,
2016 (remaining three months)	$1,380	$811	$2,191
2017	5,517	3,244	8,761
2018	5,517	3,244	8,761
2019	5,517	3,244	8,761
2020	1,014	3,117	4,131
Thereafter	—	516	516
Total future amortization expense	$18,945	$14,176	$33,121

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

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Restructuring and asset impairment charges in:
Product cost of revenue	$(1)	$113	$(24)	$113
Operating expenses-Restructuring and related charges	(27)	397	4,488	626
Total restructuring and related charges	$(28)	$510	$4,464	$739
Harmonic 2016 Restructuring
In the first quarter of 2016, the Company implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. In the second quarter of 2016, as part of the Company’s 2016 restructuring initiative, the Company also initiated a voluntary departure plan in France to streamline the organization of the TVN French Subsidiary (the “TVN VDP”). The Company anticipates incurring approximately $31 million to $33 million restructuring and TVN acquisition- and integration-related expenses, in aggregate, including the TVN VDP expenses, primarily in 2016. These activities are expected to take at least 12 months to complete. Approximately $3 million of the anticipated restructuring expenses is non-cash related and the majority of the remaining cash amounts are expected to be paid in 2016. The Company has estimated synergies from these restructuring activities and the TVN integration effort to be approximately $24 million to $25 million on an annualized basis.

The Company recorded $(28,000) and $4.5 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, in the three and nine months ended September 30, 2016, respectively. The restructuring and related charges in the nine months ended September 30, 2016 consisted of $1.4 million of costs related to the Company exiting an excess facility at its U.S. headquarters and $3.1 million of severance and benefits for the termination of 22 employees worldwide. The Company incurred $5.3 million and $11.8 million of TVN acquisition- and integration-related expenses in the three and nine months ended September 30, 2016, respectively. (See Note 3, “Business Acquisition” for additional information on TVN acquisition-and integration-related expenses). No charges were recorded for the TVN VDP in the three and nine months ended September 30, 2016 as none of the employee voluntary termination applications had been approved, and final acceptance by the employees had not occurred as of September 30, 2016.

TVN VDP

In the second quarter of 2016, the Company initiated a consultative process with the works council for the French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. The Company finalized the consultation process and the terms of the voluntary departure plan in the third quarter of 2016. Following approval of the TVN VDP by the applicable French authorities in September 2016, employees were invited to apply for the voluntary termination benefits detailed in the TVN VDP. Employee applications are subject to approval by the Company, and the termination benefits are subject to final acceptance by the employees, and such steps are expected to be fully completed by December 31, 2016. Upon such approval and acceptance, the Company will also settle its retirement obligations under the TVN defined benefit pension plan for the terminating employees through payment of these obligations and/or voluntary termination benefits (See Note 12, “Employee Benefit Plans and Stock-based Compensation”).
The Company accounts for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated.
As of the September 30, 2016, none of the employee applications had been approved, and final acceptance by the employees had not occurred. Accordingly, the Company did not record any charges relating to the special termination benefits in the three and nine months ended September 30, 2016. The Company anticipates the total termination benefits, net of the amounts expected to be settled under the TVN defined benefit pension plan for the employees who applied for the TVN VDP as of September 30, 2016, will amount to approximately $11 million which it expects to expense in the fourth quarter of 2016 and the first three quarters of 2017. The Company anticipates more employees will apply for the TVN VDP in the fourth quarter of 2016.
Excess Facility in San Jose, California

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

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2016 Restructuring Plan during the nine months ended September 30, 2016 (in thousands):

	Excess facilities	Severance and benefits (1)	Other charges	Total
Charges for 2016 Harmonic Restructuring Plan	$1,445	$3,171	$246	$4,862
Adjustments to restructuring provisions	—	(87)	—	(87)
Reclassification of deferred rent	1,087	—	—	1,087
Cash payments	(705)	(3,061)	—	(3,766)
Non-cash write-offs	—	—	(246)	(246)
Foreign exchange gain (loss)	—	(12)	—	(12)
Balance at September 30, 2016	$1,827	$11	$—	$1,838

(1) The Company anticipates that the remaining severance and benefits accrual at September 30, 2016 will be fully paid by the first quarter of 2017.

Harmonic 2015 Restructuring
In the fourth quarter of 2014, the Company implemented a restructuring plan (the “Harmonic 2015 Restructuring Plan”) to reduce 2015 operating costs and the planned restructuring activities involve headcount reduction, exiting certain operating facilities and disposing of excess assets. The Company recorded $2.2 million and $1.5 million of restructuring and impairment charges under the Harmonic 2015 Restructuring Plan in fiscal 2014 and 2015, respectively, consisting primarily of severance and benefits for the termination of 56 employees worldwide as well as a fixed asset impairment charge related to software development costs incurred for a discontinued information technology (“IT”) project. No new activities are anticipated in 2016 for the Harmonic 2015 Restructuring Plan and the remaining restructuring accrual for this plan is expected to be fully settled in the fourth quarter of 2016.

The following table summarizes the activity in the Company’s restructuring accrual related to the Harmonic 2015 Restructuring Plan during the nine months ended September 30, 2016 (in thousands):

Severance and benefits (2)
Balance at December 31, 2015	$264
Adjustments to restructuring provisions	(65)
Cash payments	(194)
Balance at September 30, 2016	$5
(2) The Company anticipates that the remaining restructuring accrual as of September 30, 2016 will be fully paid by the end of 2016.

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
The following table presents the components of the Notes as of September 30, 2016 and December 31, 2015 (in thousands, except for years and percentages):

	September 30, 2016	December 31, 2015
Liability:
Principal amount	$128,250	$128,250
Less: Debt discount, net of amortization	(23,458)	(26,732)
Less: Debt issuance costs, net of amortization	(2,828)	(3,223)
Carrying amount	$101,964	$98,295
Remaining amortization period (years)	4.2	4.9
Effective interest rate on liability component	9.94%	9.94%

Equity:
Value of conversion option	$26,925	$26,925
Less: Equity issuance costs	(863)	(863)
Carrying amount	$26,062	$26,062
The following table presents interest expense recognized for the Notes (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Contractual interest expense	$1,283	$—	$3,848	$—
Amortization of debt discount	1,117	—	3,274	—
Amortization of debt issuance costs	135	—	395	—
Total interest expense recognized	$2,535	$—	$7,517	$—

Other Debts and Capital Leases

In connection with the TVN acquisition, the Company assumed a variety of debt and credit facilities in France to satisfy the financing requirements of TVN operations. These arrangements are summarized in the table below (in thousands):

September 30, 2016
Financing from French government agencies related to various government incentive programs (1)	$19,153
Term loans (2)	1,564
Secured borrowings (3)	—
Obligations under capital leases	2,057
Total debt obligations	22,774
Less: current portion	(6,825)
Long-term portion	$15,949

Other than the 4.00% Notes, the Company did not have any other indebtedness as of December 31, 2015.

(1) As of September 30, 2016, the Company’s TVN French Subsidiary had an aggregate of $19.2 million of loans due to various financing programs of French government agencies, $15.6 million of which is related to loans backed by French R&D tax credit receivables. As of September 30, 2016, the TVN French Subsidiary had an aggregate of $25.1 million of R&D tax credit receivables from the French government from 2017 through 2020. (See Note 8, “Balance Sheet Components-Prepaid expenses and other current assets” for more information). The R&D tax loans have a fixed rate of 0.6%, plus EURIBOR 1 month + 1.3% and matures between 2017 through 2019. The remaining loans of $3.6 million at September 30, 2016 primarily relates to financial support from French government agencies for R&D innovation projects at minimal interest rates and these loans mature between 2020 through 2023.

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

(3) The TVN French Subsidiary obtained advances under a credit line with BPI France against a pool of eligible receivables with recourse. The maximum advance under this credit line for receivables is €2 million (approximately $2.2 million as converted using the exchange rate at September 30, 2016), less applicable fees, and €200,000 (approximately $0.2 million as converted using the exchange rate at September 30, 2016) of cash is pledged for this program. This credit line was renewed in July 2016 for an additional year with no material change to the terms of the credit agreement. The TVN French Subsidiary also entered into an accounts receivable financing agreement with GE Capital Cofacredit, (“GE”) on September 27, 2013, which is subject to automatic renewal unless cancelled. GE advances up to 90% of qualified customer invoices and holds the remaining 10% as a guarantee fund with a minimum of €80,000 (approximately $0.1 million as converted using the exchange rate at September 30, 2016). In addition, another 10% of outstanding receivables is set aside in a holdback receivable and released upon payments received from the customers. These arrangements are treated as secured borrowings in accordance with FASB ASC 860, Transfers and Servicing.
Future minimum repayments

The table below shows the future minimum repayments of debts and capital lease obligations as of September 30, 2016 (in thousands):

Years ending December 31,	Capital lease obligations	Other Debt obligations
2016 (remaining three months)	$299	$129
2017	1,130	5,691
2018	534	5,849
2019	68	6,743
2020	26	673
Thereafter	—	1,632
Total	$2,057	$20,717

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
Stock Options, RSUs and PSUs
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
In August 2016, the Company granted 898,533 shares of performance-based restricted stock units (“PSUs”) under the 1995 Stock Plan to fund a portion of its 2016 incentive bonus payment obligations to its key executives and other eligible employees. The vesting of the PSUs is based on the achievement of certain financial and non-financial operating goals of the Company. The Company’s Compensation Committee has the discretion to amend the performance goals and the vesting of the PSUs. The vesting of the PSUs is anticipated to occur within the next three to six months.

The following table summarizes the Company’s stock option, RSU and PSU activities during the nine months ended September 30, 2016 (in thousands, except per share amounts):

		Stock Options Outstanding		Restricted Stock Units Outstanding*
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	6,150	5,674	$6.56	2,182	$6.99
Authorized	2,000	—	—	—	—
Granted	(5,046)	916	3.14	3,053	3.55
Options exercised	—	(148)	4.80	—	—
Shares released	—	—	—	(1,269)	6.82
Forfeited or cancelled	1,833	(1,388)	6.44	(304)	5.73
Balance at September 30, 2016	4,937	5,054	$6.03	3,662	$4.18
* The preceding table includes PSUs activities during the nine months ended September 30, 2016.

The following table summarizes information about stock options outstanding as of September 30, 2016 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest	4,826	$6.08	4.0	$3,015
Exercisable	3,063	6.63	3.0	750
The intrinsic value of options vested and expected to vest and exercisable as of September 30, 2016 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of September 30, 2016. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The intrinsic value of options exercised during the three and nine month periods ended October 2, 2015 was $28,000 and $1.7 million, respectively. The intrinsic value of options exercised during both the three and nine month periods ended September 30, 2016 was $0.1 million.

The following table summarizes information about RSUs and PSUs outstanding as of September 30, 2016 (in thousands, except per share amounts):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Remaining Vesting Period (Years)	Aggregate Fair Value
Vested and expected to vest	2,740	0.9	$16,250
The fair value of RSUs and PSUs vested and expected to vest as of September 30, 2016 is calculated based on the fair value of the Company’s common stock as of September 30, 2016.
Employee Stock Purchase Plan
The Company’s stockholders approved an amendment to the 2002 Employee Stock Purchase Plan (the “ESPP”) at the 2016 Annual Meeting which increased the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares. As of September 30, 2016, the number of shares of common stock available for issuance under the “ESPP” was 906,390. In the event that there are insufficient shares in the plan to fully fund the issuance, the available shares will be allocated across all participants based on their contributions relative to the total contributions received for the offering period.
TVN Employee Equity Benefit Plan
TVN’s existing employee equity benefit plans consist of the French Employee Incentive plan and the Overseas Long Term Incentive plan. The Company’s acquisition of TVN gave rise to a change-in-control event which causes both plans to become fully vested and the settlement of both plans have to be made in cash according to the agreements. The payment was made in full in the second quarter of 2016 in the amount of approximately $2.9 million upon finalizing the closing adjustments to the TVN purchase price.
TVN Retirement Benefit Plan
As part of the TVN acquisition the Company assumed obligations under defined benefit pension plans which were unfunded as of the acquisition date. Under French law, the TVN French Subsidiary is required to make certain payments to employees upon their retirement from the Company. These payments are based on the retiring employee’s salary for a number of months that varies according to the employee’s period of service and position. Salary used in the calculation is the employee’s average monthly salary for the twelve months prior to retirement. The payments are made in one lump-sum at the time of retirement.
The present value of the company’s obligation for these lump-sum payments is determined on an actuarial basis and the actuarial valuation takes into account the employees’ age and period of service with the company; projected mortality rates, mobility rates and increases in salaries; and a discount rate of 2% per annum.

The present value of the Company’s defined benefit pension plan obligations as of September 30, 2016 and changes to the Company’s defined benefit pension plan obligations are shown below (in thousands):

September 30, 2016
Projected benefit obligation:
Acquired from TVN acquisition	$5,907
Service cost	164
Interest cost	68
Foreign currency translation adjustment	102
As of September 30, 2016	$6,241
Presented on the Condensed Consolidated Balance Sheets under:
Current portion (presented under “Accrued liabilities”)	$248
Long-term portion (presented under “Other non-current liabilities”)	$5,993
The plan was unfunded as of September 30, 2016. There were no amounts recognized in accumulated other comprehensive loss as of September 30, 2016. There are no contributions to the plan required by any laws or funding regulations, discretionary contributions or non-cash contributions expected to be made. Net periodic costs for the three and nine months ended September 30, 2016 were $99,000 and $233,000, respectively. The accumulated benefit obligation as of September 30, 2016 was $5.0 million.

The following assumptions were used in determining the Company’s pension obligation:

September 30, 2016
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
Future benefits expected to be paid in each of the next five years, and in the aggregate for the five year period thereafter are as follows (in thousands):

Years ending December 31,
2016 (remaining three months)	$24
2017	117
2018	227
2019	366
2020	433
2021 - 2025	2,310
$3,477
As indicated in Note 10, “Restructuring and Related Charges”, the Company finalized the terms of the TVN VDP for TVN employees in the third quarter of 2016. Employee applications are subject to approval by the Company, and the termination benefits are subject to final acceptance by the employees, which is expected to be fully completed by December 31, 2016. Upon such approval and acceptance, the Company will also settle its retirement obligations under the TVN defined benefit pension plan for the terminating employees through payment of these obligations and/or voluntary termination benefits. The Company accounts for these settlements in accordance with ASC 715, “Compensation - Retirement Benefits”, which requires that the settlement be accounted for when an employee accepts the offer of voluntary termination. The Company anticipates that approximately $1.6 million of its retirement obligations for the employees who applied under the TVN VDP and the TVN defined benefit pension plan as of September 30, 2016 will be settled by December 31, 2016.
401(k) Plan
The Company has a retirement/savings plan for the U.S. employees which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. This plan allows participants to contribute up to the applicable Internal Revenue Code limitations under the plan. The Company has made discretionary contributions to the plan of 25% of the first 4% contributed by eligible participants, up to a maximum contribution per participant of $1,000 per year. The contributions for the nine months ended September 30, 2016 and October 2, 2015 were $316,000 and $342,000, respectively.

Stock-based Compensation
The following table summarizes stock-based compensation expense for all plans (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Stock-based compensation in:
Cost of revenue	$360	$433	$1,011	$1,383
Research and development expense	771	1,074	2,581	3,249
Selling, general and administrative expense	1,549	2,320	4,950	7,213
Total stock-based compensation in operating expense	2,320	3,394	7,531	10,462
Total stock-based compensation	$2,680	$3,827	$8,542	$11,845
As of September 30, 2016, the Company had approximately $11.7 million of unrecognized stock-based compensation expense related to the unvested portion of its stock options, RSUs and PSUs that is expected to be recognized over a weighted-average period of approximately 1.8 years.
As part of its equity incentive program, the Company grants PSUs, the vesting of which depends on the achievement of certain financial and non-financial goals of the Company. The Company assesses the expected achievement levels of the performance goals at the end of each reporting period. The grant date fair value of the PSUs expected to vest based on the Company’s best estimate of its performance against the performance goals is recognized as compensation expense. As of September 30, 2016, the Company believes it is probable that certain performance conditions will be met and has recognized compensation expense accordingly.

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

	Employee Stock Options
	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Expected term (years)	4.30	4.60	4.30	4.70
Volatility	39%	37%	36%	38%
Risk-free interest rate	1.0%	1.5%	1.4%	1.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%

	ESPP Purchase Period Ending
	December 31, 2016	July 1, 2016	December 31, 2015	June 30, 2015
Expected term (years)	0.50	0.50	0.50	0.50
Volatility	62%	54%	32%	35%
Risk-free interest rate	0.4%	0.4%	0.1%	0.1%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Estimated weighted average fair value per share at purchase date	$0.98	$1.19	$1.64	$1.75
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
The weighted-average fair value per share of options granted was $1.00 and $2.01 for the three months ended September 30, 2016 and October 2, 2015, respectively. The weighted-average fair value per share of options granted was $0.97 and $2.63 for the nine months ended September 30, 2016 and October 2, 2015, respectively.

The fair value of all stock options vested during the three months ended September 30, 2016 and October 2, 2015 was $0.4 million and $0.6 million, respectively. The fair value of all stock options vested during the nine months ended September 30, 2016 and October 2, 2015 was $1.8 million and $2.5 million, respectively.

There were no realized tax benefits attributable to stock options exercised in jurisdictions where this expense is deductible for tax purposes for the three and nine months ended September 30, 2016 and October 2, 2015, respectively.

The aggregate fair value of all RSUs issued during the three months ended September 30, 2016 and October 2, 2015 was $1.6 million and $2.2 million, respectively. The aggregate fair value of all RSUs issued during the nine months ended September 30, 2016 and October 2, 2015 was $8.6 million and $9.9 million, respectively.

NOTE 13: INCOME TAXES
The Company reported the following operating results for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Loss before income taxes	$(16,254)	$(6,079)	$(61,353)	$(9,289)
Provision for (benefit from) income taxes	(242)	(1,268)	518	(827)
Effective income tax rate	1.5%	20.9%	(0.8)%	8.9%
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
The Company’s effective income tax rate of (0.8)% for the nine months ended September 30, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
The Company's effective income tax rate of 8.9% for the nine months ended October 2, 2015 was different from the U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates. U.S. losses generated for the nine months ended October 2, 2015 received no tax benefit as a result of a full valuation allowance against all of the Company’s U.S. deferred tax assets as well as adjustments relating to its 2014 U.S. federal tax return filed in September 2015 and the reversal of uncertain tax positions resulting from expiration of the statute of limitations. The impairment of the VJU investment received no tax benefit.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2012 through 2015 tax years generally remain subject to examination by most state tax authorities in the United States. In the quarter ended September 30, 2016, the U.S. Internal Revenue Service concluded its examination of the Company’s income tax return for the tax year 2012, which commenced in August 2015. The Company’s 2013 through 2015 tax years remain open and subject to examination by the U.S. federal tax authority. In significant foreign jurisdictions, the 2007 through 2015 tax years generally remain subject to examination by their respective tax authorities. A subsidiary of the Company is under audit for the 2012 and 2013 tax years, which commenced in the first quarter of 2015, by the Israel tax authority. If, upon the conclusion of these audits, the ultimate determination of taxes owed in the United States or Israel is for an amount in excess of the tax provision the Company has recorded in the applicable period, the Company’s overall tax expense, effective tax rate, operating results and cash flow could be materially and adversely impacted in the period of adjustment.
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
As of September 30, 2016, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $15.1 million, of which $2.9 million would affect the Company’s effective tax rate if the benefits are eventually recognized. The remaining gross unrecognized tax benefit does not affect the Company’s effective tax rate as it relates to positions that would be settled with tax attributes such as net operating loss carryforward or tax credits previously subject to a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company had $0.4 million of gross interest and penalties accrued as of September 30, 2016. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of September 30, 2016, the Company anticipates that the balance of gross unrecognized tax benefits will remain substantially unchanged over the next 12 months.

NOTE 14: INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Numerator:
Net loss	$(16,012)	$(4,811)	$(61,871)	$(8,462)
Denominator:
Weighted average number of common shares outstanding
Basic and diluted	78,092	87,991	77,475	88,359
Net loss per share:
Basic and diluted	$(0.21)	$(0.05)	$(0.80)	$(0.10)
The diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2016 and October 2, 2015 because potential common shares are only considered when their effect would be dilutive. The following table sets forth the potential weighted common shares outstanding that were excluded from the computation of basic and diluted net loss per share calculations (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Stock options	5,193	6,095	5,389	6,674
RSUs	2,800	2,198	2,273	2,237
Stock purchase rights under the ESPP	1,212	524	641	492
Warrants (1)	43	—	14	—
Total	9,248	8,817	8,317	9,403
(1) On September 26, 2016, in connection with the execution of a product supply agreement pursuant to which an affiliate of Comcast Corporation (together with Comcast Corporation, “Comcast”) may, in its sole discretion, purchase from the Company licenses to certain of the Company’s software products, the Company granted Comcast a warrant to purchase shares of its common stock. (See Note 15, “Warrants” for additional information on the Comcast warrants).

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

NOTE 15: WARRANTS

On September 26, 2016, the Company granted a warrant to purchase shares of common stock (the “Warrant”) to Comcast pursuant to which Comcast may, subject to certain vesting provisions, purchase up to 7,816,162 shares (the “Shares”) of the Company’s common stock subject to adjustment in accordance with the terms of the Warrant, for a per share exercise price of
$4.76. Comcast may exercise the Warrant for cash or on a net share basis. The Warrant expires on September 26, 2023 or the prior consummation of a change of control of the Company.

Comcast’s right to purchase 781,617 shares was vested as of the issuance date as an incentive to enter into the software license product supply agreement. Comcast’s rights to purchase an additional 1,954,042 shares vest upon achievement of milestones that occur upon or prior to Comcast’s election for enterprise license pricing for certain of the Company’s software products. Such pricing would obligate Comcast to make certain total payments to the Company over the term of the product supply agreement. These rights are expected to vest in 2017. Comcast’s rights to purchase an additional 1,172,425 shares vest when Comcast exceeds specified cumulative purchase amounts from the Company under the product supply agreement. Comcast’s rights to purchase the remaining 3,908,081 shares vest in specified tranches at the earlier of Comcast’s enterprise license pricing election (if completed by a certain date) or achievement of specified cumulative purchase amounts from the Company.

The Warrant is considered an incentive for Comcast to purchase certain of the Company’s products. Therefore the value of the Warrant will be recorded as a reduction in the Company’s net revenues to the extent such value does not exceed net revenues from pertinent sales to Comcast. The portion of the Warrant vested as of September 30, 2016 is deemed a customer incentive paid upfront, and has been recorded as an asset and included in “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2016. The Company considers this asset to be recoverable based on the expectation of Comcast’s future purchase of the pertinent products. The asset will be assessed for impairment if no longer deemed recoverable. Comcast is not expected to make any pertinent purchases prior to 2017. The Company is currently in the process of determining how the cost of the Warrant will be attributed to various periods in which sales to Comcast occur.

The $1.6 million value of the vested portion of the Warrant has been determined using the Black-Scholes option valuation model using the following assumptions: expected term of 7 years, volatility of 42%, risk-free interest rate of 1.4%, and expected dividends of 0.0%. The Warrant is considered indexed to the Company’s common stock and classified as stockholders’ equity based on its terms. Accordingly, the vested Warrant amount was included in “Additional paid-in capital” on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2016 and will not be remeasured in the future periods.

NOTE 16: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI, on an after-tax basis where applicable, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance as of December 31, 2015	$(2,634)	$(246)	$(1,538)	$(4,418)
Other comprehensive income (loss) before reclassifications	(154)	279	(1,178)	(1,053)
Amounts reclassified from AOCI	—	53	2,735	2,788
Provision for income taxes	—	—	(20)	(20)
Balance as of September 30, 2016	$(2,788)	$86	$(1)	$(2,703)
The effects of amounts reclassified from AOCI into the Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gains (losses) on cash flow hedges from foreign currency contracts:
Cost of revenue	$6	$18	$(7)	$44
Operating expenses	41	109	(46)	270
Total reclassifications from AOCI	$47	$127	$(53)	$314
The loss on available-for-sale securities of $2.7 million reclassified from AOCI into the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2016 was included under “Loss on impairment of long-term investment.”
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
There were no stock repurchases in the nine months ended September 30, 2016 and the remaining authorized amount for stock repurchases under this program was $45.7 million as of September 30, 2016. For additional information, see “Item 2 - Unregistered sales of equity securities and use of proceeds” of this Quarterly Report on Form 10-Q.

NOTE 17: SEGMENT INFORMATION
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
On February 29, 2016, the Company completed its acquisition of 100% of the outstanding equity of TVN and assigned TVN to its Video operating segment.

The following tables provide summary financial information by reportable segment (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net revenue:
Video	$91,353	$71,889	$246,949	$219,378
Cable Edge	10,053	11,416	45,860	71,046
Total consolidated net revenue	$101,406	$83,305	$292,809	$290,424

Operating income (loss):
Video	$4,886	$3,575	$(1,943)	$8,386
Cable Edge	(4,767)	(3,963)	(7,118)	2,582
Total segment operating income (loss)	119	(388)	(9,061)	10,968
Unallocated corporate expenses (1)	(4,983)	(510)	(20,493)	(739)
Stock-based compensation	(2,680)	(3,827)	(8,542)	(11,845)
Amortization of intangibles	(4,389)	(1,532)	(12,711)	(4,971)
Loss from operations	(11,933)	(6,257)	(50,807)	(6,587)
Non-operating income (expense)	(4,321)	178	(10,546)	(2,702)
Loss before income taxes	$(16,254)	$(6,079)	$(61,353)	$(9,289)

(1) Unallocated corporate expenses include certain corporate-level operating expenses and charges such as restructuring and related charges and excess facilities charges. Additionally, the unallocated corporate expenses in 2016 include TVN acquisition- and integration-related costs (see Note 3, “Business Acquisition” for additional information) and an inventory obsolescence charge of approximately $4.4 million recorded in the nine months ended September 30, 2016 for some older Cable Edge product lines in accordance with the Company’s policy for excess and obsolete inventory and also as part of our strategic plan to re-position and dedicate the Company’s primary Cable Edge resources to its new CableOS™ products.

NOTE 18: COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments under non-cancelable operating leases as of September 30, 2016 are as follows (in thousands):

Years ending December 31,
2016 (remaining three months)	$3,320
2017	12,641
2018	11,952
2019	10,318
2020	7,598
Thereafter	10,551
Total	$56,380
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

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Balance at beginning of period	$5,095	$4,167	$3,913	$4,242
Balance assumed from TVN acquisition	—	—	1,012	—
Accrual for current period warranties	1,552	1,182	4,527	4,308
Changes in liability related to pre-existing warranties	(99)	—	(173)	(93)
Warranty costs incurred	(1,469)	(1,448)	(4,200)	(4,556)
Balance at end of period	$5,079	$3,901	$5,079	$3,901
Purchase Obligations
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year. The Company had approximately $21.7 million of non-cancelable commitment to purchase inventories and other commitments as of September 30, 2016.
Standby Letters of Credit and Guarantees
The Company’s financial guarantees consisted of standby letters of credit and bank guarantees. As of September 30, 2016, the Company had $0.7 million of standby letters of credit outstanding primarily related to its credit card facility in Switzerland and, to a lesser extent, performance bond and state requirements imposed on employers. In addition, the Company had $1.9 million of bank guarantees outstanding as of September 30, 2016, of which $1.3 million was related to a building lease for the TVN French Subsidiary, $0.4 million was related to the building leases in Israel, and the remaining amount was mostly related to performance bonds issued to customers of the TVN French Subsidiary.
Indemnification

Harmonic is obligated to indemnify its officers and the members of its Board of Directors (the “Board”) pursuant to its bylaws and contractual indemnity agreements. Harmonic also indemnifies some of its suppliers and most of its customers for specified intellectual property matters pursuant to certain contractual arrangements, subject to certain limitations. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). There have been no amounts accrued in respect of these indemnification provisions through September 30, 2016.
Contingencies
The TVN acquisition was subject to post-closing adjustments capped at (i) the difference between €76 million (approximately $83.3 million as converted from euros into U.S. dollars using an agreed upon average exchange rate) and $75 million, with respect to an adjustment based on TVN’s 2015 revenue, and (ii) up to $5 million with respect to an adjustment based on TVN’s 2015 backlog that ships during the first half of 2016. The Company paid $3.5 million upon the finalization of the revenue and working capital adjustments in the second quarter of 2016 and $2.5 million upon the finalization of the backlog adjustment in the third quarter of 2016. As of September 30, 2016, there were no amounts of TVN contingent consideration which remained outstanding.

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

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. The Company filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision and a mandate issued on April 7, 2016. On July 25, 2016, the court issued a scheduling order for the case and set the trial date for November 6, 2017.

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
These statements are subject to known and unknown risks, uncertainties and other factors, any of which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 52 of this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

Acquisition of TVN

On February 29, 2016, through our wholly-owned subsidiary Harmonic International AG, we completed our acquisition of 100% of the share capital and voting rights of TVN, a global leader in advanced video compression solutions headquartered in Rennes, France. In the first quarter of 2016, we recorded a provisional purchase price of $84.6 million, including an estimated contingent consideration of approximately $8.0 million. In the second quarter of 2016, we recorded a $2.1 million reduction to the contingent consideration upon finalizing the pending post-closing adjustments and in the third quarter of 2016, we finally determined the contingent consideration and the final purchase price of $82.5 million. Pursuant to the TVN Purchase Agreement, $13.5 million of the purchase consideration may remain in escrow for a period of up to 18 months and relates to certain indemnification obligations of TVN’s former equity holders. The TVN acquisition was primarily funded with cash proceeds from the issuance of the Notes in December 2015.

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

A majority of our revenue has been derived from relatively few customers, due in part to the consolidation of our service provider customers. Sales to our ten largest customers during the three and nine months ended September 30, 2016 accounted for approximately 28% and 30% of our net revenue, respectively, compared to 28% and 34% for the corresponding periods in 2015. Although we are attempting to broaden our customer base by penetrating new markets and further expanding internationally, we expect to see continuing industry consolidation and customer concentration. During each of the three and nine months ended September 30, 2016, no customer accounted for more than 10% of our net revenue. During the three months ended October 2, 2015, no customer accounted for more than 10% of our net revenue and during the nine months ended October 2, 2015, revenue from Comcast accounted for approximately 13% of our net revenue. No other customers accounted for more than 10% of our net revenue in those periods in 2016 and 2015. The loss of any significant customer, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows.
Our net revenue increased $18.1 million, or 22%, in the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to a $19.5 million increase in our Video segment revenue, offset in part by a $1.4 million decrease in our Cable Edge segment revenue. The increase in our Video segment revenue was primarily due to the acquisition of TVN, and, to a lesser extent, improved demand for our video products and services in the EMEA region. Overall, we continue to experience a softer spending environment for video infrastructure due to several ongoing significant technology transitions and evolving Pay-TV business models. The decrease in our Cable Edge segment revenue was principally related to a technology transition in the industry from legacy EdgeQAM consumption used to deliver broadcast Pay-TV services to a new architecture that is capable of delivering converged video and IP data services, which we plan to begin shipping in the fourth quarter of 2016.
Our net revenue increased $2.4 million, or 1%, in the nine months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to a $27.6 million increase in our Video segment revenue, offset in part by a $25.2 million decrease in our Cable Edge segment revenue. The decrease in our Cable Edge revenue was primarily due to the technology transition described above. The increase in our Video segment revenue was primarily due to our acquisition of TVN, partially offset by softer demand from both our service provider and broadcast and media customers described below, particularly within the EMEA and APAC regions.
We continue to experience a global slow-down in spending from both our service provider and broadcast and media customers, impacting our revenue, as our customers delay purchasing new solutions in anticipation of the adoption of next-generation technologies and architectures. Our Video segment customers continue to be cautious with investments in new technologies, such as next-generation IP architecture, Ultra HD and 4K. We believe a material and growing portion of the opportunities for our video business are linked to a migration by our customers to IP workflows and the distribution of linear and on-demand, over-the-top, and new mobile video services. We believe we are well positioned to address these opportunities as we continue to steadily transition our video business away from legacy and customized computing hardware to more software-centric solutions, enabling video compression and processing through our VOS software platform running on standard off-the-shelf servers, data centers and in the cloud.
Our Cable Edge strategy is to become a major player in the approximately $2 billion CCAP market by delivering innovative new DOCSIS 3.1 CMTS technology, which we refer to as CableOS™. In the meantime, our Cable Edge segment is experiencing weaker demand as some of our customers have decreased spending on current Cable Edge products as they prepare to make investments in new converged data and video DOCSIS 3.1 CMTS solutions. While these trends present near-term challenges for us, we believe we have made significant progress on the development of our DOCSIS 3.1 CMTS solutions and we anticipate addressing this market opportunity beginning with our first CableOS shipments in the fourth quarter of 2016.
As a result of the continued uncertainty regarding the timing of our customers’ investment decisions, we implemented restructuring plans to bring our operating expenses more in line with net revenues, while simultaneously implementing an extensive Company-wide expense control program. (See Note 10, “Restructuring and Related Charges” of the Notes to our Condensed Consolidated Financial Statements for additional information).
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

Our critical accounting policies, judgements and estimates are disclosed in in our 2015 Annual Report on Form 10-K, as filed with the SEC. In the nine months ended September 30, 2016, we added the following policy to our critical accounting policies.

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

RESULTS OF OPERATIONS
Net Revenue
The following table presents the breakdown of revenue by segment for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Segment:
Video	$91,353	$71,889	$19,464	27%	$246,949	$219,378	$27,571	13%
Cable Edge	10,053	11,416	(1,363)	(12)%	45,860	71,046	(25,186)	(35)%
Total	$101,406	$83,305	$18,101	22%	$292,809	$290,424	$2,385	1%
Segment revenue as a % of total net revenue:
Video	90%	86%			84%	76%
Cable Edge	10%	14%			16%	24%
The following table presents the breakdown of revenue by geographical region for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Geography:
Americas	$47,856	$44,926	$2,930	7%	$154,513	$165,786	$(11,273)	(7)%
EMEA	32,405	19,269	13,136	68%	85,716	71,302	14,414	20%
APAC	21,145	19,110	2,035	11%	52,580	53,336	(756)	(1)%
Total	$101,406	$83,305	$18,101	22%	$292,809	$290,424	$2,385	1%
Regional revenue as a % of total net revenue:
Americas	47%	54%			53%	57%
EMEA	32%	23%			29%	25%
APAC	21%	23%			18%	18%

Our Video segment net revenue increased 27% in the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to a $14.7 million increase in video product revenue and a $4.8 million increase in video service revenue. This increase was primarily due to our acquisition of TVN, which led to improved demand from our service provider customers for video distribution infrastructure in the APAC and Americas regions and improved production and playout demand from our broadcast and media customers in the EMEA region. Our Video segment net revenue increased 13% in the nine months ended September 30, 2016, compared to the corresponding period in 2015, due to a $15.7 million increase in video service revenue and an $11.9 million increase in video product revenue. The increase in video product revenue in the nine months ended September 30, 2016 was primarily due to the acquisition of TVN. While demand for video infrastructure from our customers in the Americas and EMEA regions improved, overall demand trends were impacted due to several significant ongoing technology transitions and evolving Pay-TV business models. The increase in our service revenue was primarily due to an increase in the installed base of equipment being serviced for our customers.
Our Cable Edge segment net revenue decreased 12% and 35%, respectively, in the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015, primarily due to lower revenue in the Americas, and to a lesser extent in the APAC and EMEA regions. The decreases were primarily due to lower spending associated with a decrease in demand as some of our customers are deferring purchases as they plan migration to next generation DOCSIS 3.1 technologies and CCAP architectures. Several of our cable customers have started planning for the transition from DOCSIS 3.0 to DOCSIS 3.1 technologies, which will improve high speed data services and enable our customers’ networks to adopt new CCAP architectures. We are currently developing solutions based on DOCSIS 3.1 technologies and the CCAP architecture, with our first shipments scheduled for the fourth quarter of 2016.
Net revenue in the Americas increased 7% in the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to improved Video product and service revenue, which more than offset soft Cable Edge demand from our service provider customers. Net revenue in the Americas decreased 7% in the nine months ended September 30, 2016 compared to the corresponding period in 2015, primarily due to the pending transition to new DOCSIS 3.1 technologies, which has impacted our Cable Edge business in the near-term, offset in part by improved service provider spending for our Video products and services.
Net revenue in the EMEA region increased 68% in the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to improved video infrastructure demand from our service provider and broadcast and media customers. Net revenue in the EMEA region increased 20% in the nine months ended September 30, 2016 compared to the corresponding period in 2015, primarily due to improved Video product and service revenue, which was partially offset by the decline in service provider demand for our Cable Edge products as they prepare to transition to new DOCSIS 3.1 technologies.
Net revenue in the APAC region increased 11% in the three months ended September 30, 2016, compared to the corresponding period in 2015, due to improved service provider spending on video infrastructure and services which offset softer demand from our broadcast and media customers and Cable Edge products. Net revenue in the APAC region decreased 1% in the nine months ended September 30, 2016, compared to the corresponding period in 2015 primarily due to softer demand for our Cable Edge products pending the transition to DOCISIS 3.1 technologies, partially offset by increased Video product and service revenue from our service provider customers.
Gross Profit
The following table presents the gross profit and gross profit as a percentage of net revenue (“gross margin”) for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Gross profit	$51,363	$46,231	$5,132	11%	$143,057	$155,644	$(12,587)	(8)%
As a percentage of net revenue (“gross margin”)	50.7%	55.5%			48.9%	53.6%

Our gross margins are dependent upon, among other factors, achievement of cost reductions, mix of software sales, product mix, customer mix, product introduction costs, and price reductions granted to customers.
Gross margin decreased 4.7% in each of the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015. The decreases in gross margin were primarily due to the inclusion of TVN’s operating results which decreased our gross margins due to higher material, labor and overhead costs from the additional headcount and facilities acquired in connection with the TVN acquisition and, to a lesser extent, the increase in amortization expense related to intangibles acquired from the TVN acquisition and an unfavorable product mix. Additionally, the gross margin in the nine months ended

September 30, 2016 was also unfavorably impacted by an inventory obsolescence charge of approximately $4.4 million for some older Cable Edge product lines, recorded in the second quarter of 2016, in accordance with our policy for excess and obsolete inventory and also as part of our strategic plan to re-position and dedicate our primary resources to our new CableOS product. These unfavorable margin impacts were offset in part by higher gross margin from increased service and support revenue in the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015.
In the three and nine months ended September 30, 2016, $1.4 million and $3.1 million, respectively, of amortization of intangibles were included in cost of revenue, compared to $0.1 million and $0.6 million, respectively, in the corresponding periods in 2015. The increases were primarily related to intangibles acquired from the TVN acquisition.
Research and Development
The following table presents the research and development expenses and the expenses as a percentage of net revenue for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Research and development	$24,202	$21,679	$2,523	12%	$74,272	$65,824	$8,448	13%
As a percentage of net revenue	23.9%	26.0%			25.4%	22.7%
Our research and development expenses consist primarily of employee salaries and related expenses, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
Research and development expenses in the three and nine months ended September 30, 2016 increased 12% and 13%, respectively, compared to the corresponding periods in 2015. The increases were primarily due to the inclusion of TVN’s post-acquisition research and development expenses and higher expenses for CableOS development. Such increases were offset in part by approximately $2.2 million and $3.8 million reimbursement of engineering spending by one of our large customers, as well as approximately $1.6 million and $3.9 million of R&D tax credits, in the three and nine months ended September 30, 2016, respectively.
Our TVN French Subsidiary participates in the French CIR program which allows companies to monetize eligible research expenses. We recognize R&D tax credits receivable from the French government for spending on innovative research and development as an offset to research and development expenses.

Selling, General and Administrative
The following table presents the selling, general and administrative expenses and the expenses as a percentage of net revenue for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Selling, general and administrative	$36,112	$28,966	$7,146	25%	$105,498	$91,443	$14,055	15%
As a percentage of net revenue	35.6%	34.8%			36.0%	31.5%

Selling, general and administrative expenses in the three and nine months ended September 30, 2016 increased 25% and 15%, respectively, compared to the corresponding periods in 2015, primarily due to the inclusion of TVN’s post-acquisition selling, general and administrative expenses, as well as TVN acquisition- and integration-related costs. Such increases were offset in part by lower variable employee compensation related expenses mainly due to a decrease in headcount and lower commission expense.
Segment Operating Income (Loss)
The following table presents a breakdown of operating income (loss) by segment for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Video	$4,886	$3,575	$1,311	37%	$(1,943)	$8,386	$(10,329)	(123)%
Cable Edge	(4,767)	(3,963)	(804)	20%	(7,118)	2,582	(9,700)	(376)%
Total segment operating income (loss)	$119	$(388)	$507	(131)%	$(9,061)	$10,968	$(20,029)	(183)%
Segment operating income (loss) as a % of segment revenue:
Video	5.3%	5.0%			(0.8)%	3.8%
Cable Edge	(47.4)%	(34.7)%			(15.5)%	3.6%
Video segment operating margin increased from 5.0% to 5.3% in the three months ended September 30, 2016, compared with the corresponding period in 2015. The increase in Video segment gross margin in the three months ended September 30, 2016, compared with the corresponding period in 2015, was primarily driven by a 27.1% increase in Video segment revenue in the three months ended September 30, 2016. Video segment operating margin decreased from 3.8% to (0.8)% in the nine months ended September 30, 2016 despite a 12.6% increase in Video segment revenue, compared with the corresponding period in 2015, primarily due to unfavorable product mix and the inclusion of TVN’s lower gross margins in the nine months ended September 30, 2016 and higher headcount-related and facilities costs acquired from TVN.
Cable Edge segment operating margin decreased from (34.7)% to (47.4)% in the three months ended September 30, 2016, compared with the corresponding period in 2015, and in the nine months ended September 30, 2016, Cable Edge segment operating margin decreased from 3.6% to (15.5)% compared with the corresponding period in 2015. The decreases were primarily due to an 11.9% and 35.5% decrease in Cable Edge segment revenue for the three and nine month periods ended September 30, 2016, respectively.
The following table presents a reconciliation of total segment operating income (loss) to consolidated loss before income taxes (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Total segment operating income (loss)	$119	$(388)	$(9,061)	$10,968
Unallocated corporate expenses	(4,983)	(510)	(20,493)	(739)
Stock-based compensation	(2,680)	(3,827)	(8,542)	(11,845)
Amortization of intangibles	(4,389)	(1,532)	(12,711)	(4,971)
Loss from operations	(11,933)	(6,257)	(50,807)	(6,587)
Non-operating income (expense)	(4,321)	178	(10,546)	(2,702)
Loss before income taxes	$(16,254)	$(6,079)	$(61,353)	$(9,289)

Amortization of Intangibles
The following table presents the amortization of intangible assets charged to operating expenses and the expense as a percentage of net revenue for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Amortization of intangibles	$3,009	$1,446	$1,563	108%	$9,606	$4,338	$5,268	121%
As a percentage of net revenue	3.0%	1.7%			3.3%	1.5%
The increase in amortization of intangibles expense in the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015, were primarily due to the amortization of certain intangibles related to the acquisition of TVN, which closed on February 29, 2016.

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

	Three months ended		Nine months ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Restructuring and related charges in:
Product cost of revenue	$(1)	$113	$(24)	$113
Operating expenses-Restructuring and related charges	(27)	397	4,488	626
Total restructuring and related charges	$(28)	$510	$4,464	$739
Harmonic 2016 Restructuring
In the first quarter of 2016, we implemented a new restructuring plan (the “Harmonic 2016 Restructuring Plan”) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of TVN. The planned activities have primarily resulted, and will primarily result, in cash expenditures related to severance and related benefits and exiting certain operating facilities and disposing of excess assets. In the second quarter of 2016, as part of our 2016 restructuring initiative, we also initiated a voluntary departure plan in France to streamline the organization of the TVN French Subsidiary (the “TVN VDP”). We anticipate incurring approximately $31 million to $33 million restructuring and TVN acquisition- and integration-related expenses, in aggregate, including the TVN VDP expenses, primarily in 2016. These activities are expected to take at least 12 months to complete. Approximately $3 million of the anticipated restructuring expenses is non-cash related and the majority of the remaining cash amounts will be paid in 2016. We estimated synergies from these restructuring activities and the TVN integration effort to be approximately $24 million to $25 million on an annual basis.

We recorded $(28,000) and $4.5 million of restructuring and related charges under the Harmonic 2016 Restructuring Plan, in the three and nine months ended September 30, 2016, respectively. The restructuring and related charges in the nine months ended September 30, 2016 consisted of $1.4 million of costs related to the Company exiting an excess facility at its U.S. headquarters, and $3.1 million of severance and benefits for the termination of 22 employees worldwide. We incurred $5.3 million and $11.8 million of TVN acquisition- and integration-related expenses in the three and nine months ended September 30, 2016, respectively. (See Note 3, “Business Acquisition” for additional information on TVN acquisition-and integration-related expenses). No charges were recorded for the TVN VDP in the three and nine months ended September 30, 2016 as none of the employee voluntary termination applications had been approved, and final acceptance by the employees has not occurred as of September 30, 2016.

TVN VDP

In the second quarter of 2016, we initiated a consultative process with the works council for the acquired TVN French Subsidiary and applicable union representatives to establish a voluntary departure plan to enable French employees of TVN to voluntarily terminate with certain benefits. We finalized the consultation process and the terms of the voluntary departure plan in the third quarter of 2016. Following approval of the TVN VDP by the applicable French authorities in September 2016, employees were invited to apply for the voluntary termination benefits detailed in the plan. Employee applications are subject to approval by the Company, and the termination benefits are subject to final acceptance by the employees, and such steps are expected to be fully completed by December 31, 2016. Upon such approval and acceptance, we will also settle its retirement obligations under the TVN defined benefit pension plan for the terminating employees through payment of these obligations and/or voluntary termination benefits (See Note 12, “Employee Benefit Plans and Stock-based Compensation”).
We account for these special termination benefits in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” which requires that the special termination benefits be recognized as a liability and a loss beginning when an employee accepts the offer of voluntary termination and the amount can be reasonably estimated. Where an employee is required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized as an expense over the employee’s remaining service period. Where the employee is not required to work beyond a minimum statutory notice period, the cost of the special termination benefit is recognized upon the date the employee accepts the offer of voluntary termination, provided that the amount of the benefit can be estimated.
As of the September 30, 2016, none of the employee applications had been approved, and final acceptance by the employees had not occurred. Accordingly, we did not record any charges relating to the special termination benefits in the three and nine months ended September 30, 2016. We anticipate the total termination benefits, net of the amounts expected to be settled under the TVN defined benefit pension plan, for the employees who applied for the TVN VDP as of September 30, 2016 will amount to approximately $11 million which it expects to expense in the fourth quarter of 2016 and the first three quarters of 2017. We anticipate more employees will apply for the TVN VDP in the fourth quarter of 2016.
Excess Facility in San Jose, California

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

Loss on Impairment of Long-term Investment
By May 2016, Vislink’s stock price had continued to be below the cost basis for approximately seven months. The prolonged decline in Vislink’s stock price led the Company to conclude the impairment was other than temporary. Furthermore,  the Company’s assessment of Vislink's near-term prospects based on Vislink’s recent financial performance suggest that Vislink's stock price may not recover to our original cost basis in 2016. As a result, we recorded an impairment charge in the first quarter of 2016 of $1.5 million reflecting the new reduced cost basis of the Vislink investment at April 1, 2016. As of September 30, 2016, Vislink’s stock price had declined by an additional 70% from the stock price as of April 1, 2016. We further observed several recent adverse changes in Vislink’s financial and liquidity conditions. Based on our assessment of the positive and negative factors of Vislink’s financial and business conditions, the Company believes that more likely-than-not, Vislink’s stock price may not recover to the Company’s cost basis established at April 1, 2016. As a result, we recorded an additional impairment charge in the third quarter of 2016 of $1.3 million reflecting the new reduced cost basis of the Vislink investment at September 30, 2016. The remaining maximum exposure to loss from the Vislink investment at September 30, 2016 was limited to its reduced investment cost of $0.5 million.

Interest (Expense) Income, Net
Interest (expense) income, net was $(2.7) million and $30,000, for the three months ended September 30, 2016 and October 2, 2015, respectively. Interest (expense) income, net was $(7.8) million and $102,000, for the nine months ended September 30, 2016 and October 2, 2015, respectively. Interest expense increased in the three and nine months ended September 30, 2016 primarily due to the additional interest expense associated with the Notes issued in December 2015. (See Note 11, “Convertible Notes, Other Debts and Capital Leases,” of the notes to our Condensed Consolidated Financial Statements for additional information on the notes and the associated interest).

Other Income (Expense), Net
Other income (expense), net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and inter-company balances denominated in currencies other than the U.S. dollar.
Other income (expense), net was $(0.3) million and $0.1 million, for the three months ended September 30, 2016 and October 2, 2015, respectively. The increase in other expense, net in the three months ended September 30, 2016 was primarily related to unfavorable foreign exchange impact resulting from the volatility of the Brazil Reals and the Euro against the U.S. dollars on the inter-company balances between the TVN entities.

Other income (expense), net was $(5,000) and $(0.3) million, for the nine months ended September 30, 2016 and October 2, 2015, respectively. The $(0.3) million other expense, net in the nine months ended October 2, 2015 was primarily due to the unfavorable foreign exchange impact in the first quarter of 2015 resulting from the weakening of the Euro against the U.S. dollar on our various monetary assets. The unfavorable foreign exchange impact resulting from the volatility of the Brazil Real and the Euro against the U.S. dollar on the inter-company balances between the TVN entities for the nine months ended September 30, 2016 was not material.

To mitigate the volatility related to fluctuations in foreign exchange rates, we may enter into various foreign currency forward contracts (See Note 6, “Derivatives and Hedging Activities,” of the notes to our Condensed Consolidated Financial Statements for additional information).

Income Taxes
The following table presents the provision for income taxes and the effective income tax rate for the three and nine months ended September 30, 2016 and October 2, 2015 (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30, 2016	October 2, 2015	Q3 FY16 vs Q3 FY15		September 30, 2016	October 2, 2015	Q3 FY16 YTD vs Q3 FY15 YTD
Provision for (benefit from) income taxes	$(242)	$(1,268)	$1,026	(81)%	$518	$(827)	$1,345	(163)%
Effective income tax rate	1.5%	20.9%			(0.8)%	8.9%
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
Our effective income tax rate of (0.8)% for the nine months ended September 30, 2016 was different from the U.S. federal statutory rate of 35%, primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, favorable resolutions of uncertain tax positions, and the tax benefit from the realization of certain deferred tax assets as a result of the TVN acquisition, partially offset by the increase in the valuation allowance against U.S. federal, California and other state deferred tax assets, detriment from non-deductible stock-based compensation, non-deductible amortization of foreign intangibles, and the net of various discrete tax adjustments.
Our effective income tax rate of 8.9% for the nine months ended October 2, 2015 was different from U.S. federal statutory rate of 35% primarily due to a difference in foreign tax rates. U.S. losses generated for the nine months ended October 2, 2015 received no tax benefit as a result of a full valuation allowance against all of our U.S. deferred tax assets and the impairment of the VJU investment.
Liquidity and Capital Resources
As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $44.7 million, short-term investments of $7.9 million, net accounts receivable of $99.1 million and borrowings from the capital markets as well as financing from French government agencies. We assumed certain debts as a result of the TVN acquisition which were primarily related to long-term financing arrangements with French government agencies, and to a lesser extent, financing obtained from other financing institutions and the aggregate balances of these debts was $22.8 million as of September 30, 2016. Our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll, restructuring expenses and TVN acquisition- and integration-related expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our cash and cash equivalents and short-term investments of $52.7 million at September 30, 2016 will be sufficient to fund our principal uses of cash for at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of September 30, 2016, $31.9 million of the cash and cash equivalents balance was held in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

The table below sets forth selected cash flow data for the periods presented (in thousands):

	Nine months ended
	September 30, 2016	October 2, 2015
Net cash provided by (used in):
Operating activities	$(12,917)	$8,564
Investing activities	(68,400)	(5,749)
Financing activities	(229)	(14,040)
Effect of foreign exchange rate changes on cash	97	(236)
Net decrease in cash and cash equivalents	$(81,449)	$(11,461)
Operating Activities
Net cash used in operations increased $21.5 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to a $53.4 million increase in net loss, primarily attributable to a lower operating margin and the inclusion of TVN’s post-acquisition expenses, offset in part by less cash used in net working capital. Additionally, we made an advance payment in the amount of $14.2 million to a supplier in the first quarter of 2015 in order to secure more favorable pricing from the supplier and the arrangement and advance payment was not repeated in the first nine months of 2016.
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
Investing Activities
Net cash used in investing activities increased $62.7 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to the $75.7 million cash paid for the TVN acquisition during the first nine months of 2016, offset, in part, by lower cash used for purchases of marketable investments.
Financing Activities
Net cash used in financing activities decreased $13.8 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015, primarily because no cash was used for share repurchases in the first nine months of 2016 compared to $20.0 million used in the corresponding period in 2015, offset in part by lower net cash proceeds from the issuance of common stock to employees, as well as net cash used to repay TVN debts in the nine months ended September 30, 2016.

Contractual Obligations and Commitments

Future payments under contractual obligations and other commercial commitments, as of September 30, 2016 are as follows (in thousands):

	Payments due in each fiscal year
	Total Amounts Committed	2016 (remaining three months)	2017 and 2018	2019 and 2020	Thereafter
Convertible debt	$128,250	$—	$—	$128,250	$—
Interest on convertible debt	23,085	2,565	10,260	10,260	—
Other debts	20,717	129	11,540	7,416	1,632
Capital Lease	2,057	299	1,664	94	—
Operating leases	56,380	3,320	24,593	17,916	10,551
Purchase commitments	21,706	20,279	1,427	—	—
Total contractual obligations	$252,195	$26,592	$49,484	$163,936	$12,183
Other commercial commitments:
Standby letters of credit	$699	$531	$168	$—	$—
Total commercial commitments	$699	$531	$168	$—	$—

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2016.

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
Our U.S. dollar functional subsidiaries have certain international customers who are billed in local currency, primarily the Euro, British pound and Japanese yen. Net billings denominated in foreign currencies representing approximately 12% and 10% of total net billings in the first nine months of 2016 and 2015, respectively. In addition, a portion of our operating expenses, primarily the cost of personnel to deliver technical support for our products and to provide professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Israeli shekel. We use derivative instruments, primarily forward contracts, to manage foreign currency rate exposures and we do not enter into foreign currency forward contracts for trading purposes.
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

The U.S. dollar equivalents of all outstanding notional amounts of foreign currency forward contracts are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Purchase	$2,945	$12,984
Derivatives not designated as hedging instruments:
Purchase	$4,824	$6,942
Sell	$17,594	$11,332

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable investment securities; and outstanding debt arrangements with variable rate interests.
As of September 30, 2016, our cash, cash equivalents and short-term investments totaled $52.7 million. These amounts are held for working capital purposes and we do not hold derivative instruments in our investment portfolio. Our investment portfolio consists of fixed income securities that are classified as “available-for-sale securities”. These securities, like all fixed income instruments, are subject to interest rate risk and will change in value if market interest rates change. We attempt to limit this exposure by investing primarily in short-term and investment-grade instruments with original maturities of less than two years. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results, nor the total value of the portfolio over the next fiscal year. If overall interest rates had decreased by 10% during the third quarter of 2016, our interest income on our cash, cash equivalents and short-term investments would have declined by less than $0.1 million assuming a constant investment balance over the time period.
As a result of the TVN acquisition, we assumed various debt instruments. The aggregate debt balance of such instruments at September 30, 2016 was $22.8 million, of which $2.1 million relates to obligations under capital leases with fixed interest rates. The remaining $20.7 million are debt instruments primarily financed by French government agencies, and to a lesser extent, term loans from other financing institutions. These debt instruments have maturities ranging from three to eight years. A majority of the loans are tied to the 1 month EURIBOR rate plus spread. (See Note 11, “Convertible notes, Other Debts and Capital Leases” of the notes to our Condensed Consolidated Financial Statements for additional information). As of September 30, 2016, a hypothetical 1.0% increase in market interest rates on our debts subject to variable interest rate fluctuations would increase our interest expense by less than $0.1 million annually.
As of September 30, 2016, we had $128.25 million aggregate principal amount of the Notes outstanding, which have a fixed 4.0% coupon rate.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarterly period covered by this Form 10-Q. Except as described below, based on their evaluation, it is concluded that there had been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We acquired TVN on February 29, 2016 and are in the process of integrating the acquired business into our overall internal control over financial reporting process. TVN’s post acquisition revenue included in the nine months ended September 30, 2016 accounted for approximately 14% of our consolidated net revenue for the nine months ended September 30, 2016 and TVN’s total assets as of September 30, 2016 accounted for approximately 13% of our consolidated total assets as of September 30, 2016. We expect to exclude the TVN business from the assessment of internal control over financial reporting until after December 31, 2016.

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

In June 2012, Avid served a subsequent complaint in the United States District Court for the District of Delaware alleging that the Company’s Spectrum product infringes one patent held by Avid. The complaint seeks injunctive relief and unspecified damages. In September 2013, the U.S. Patent Trial and Appeal Board (“PTAB”) authorized an inter partes review to be instituted as to claims 1-16 of the patent asserted in this second complaint. A hearing before the PTAB was conducted on May 20, 2014. On July 10, 2014, the PTAB issued a decision finding claims 1-10 invalid and claims 11-16 not invalid. The Company filed an appeal with respect to the PTAB’s decision on claims 11-16 on September 11, 2014. The appeal was docketed with the Federal Circuit on October 22, 2014, as Case No. 2015-1072, and the Company filed its opening brief with respect to this appeal on January 29, 2015. Avid and PTAB each filed a response brief on April 27, 2015, and the Company filed a reply brief on May 28, 2015. Oral arguments were held on October 8, 2015. The Federal Circuit issued an order on March 1, 2016, affirming the PTAB’s decision and a mandate issued on April 7, 2016. On July 25, 2016, the court issued a scheduling order for the case and set the trial date for November 6, 2017.

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

• the impact of industry consolidation;

• customers suspending or reducing capital spending in anticipation of: (i) new standards, such as HEVC and DOCSIS 3.1; (ii) industry trends and technology shifts, such as virtualization, and (iii) new products, such as products based on the VOS™ software platform or the CCAP architecture;

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

In order to attempt to meet fast paced, dynamic, evolving standards and customer requirements, we are intensifying our development efforts on a number of our product solutions in our Video and Cable Edge businesses. Our VOS solution is a software-based, fully virtualized platform that we are developing to unify the entire media processing chain, from ingest to delivery, and which is designed to operate on common server hardware in data center environments. Electra XVM is our first video media processing and encoding product family based on this platform, with the latest version supporting HEVC compression. We believe some of our customers have been delaying their purchase decisions as they consider transitioning to virtualized solutions or wait for new products based on our VOS software platform, which has adversely affected our revenue from video products in recent periods. In our Cable Edge business, we continue to develop our CableOS software-based CCAP solution based on a distributed access architecture, and we continue to develop, market and sell our NSG Pro centralized CCAP product solutions.

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

Revenue derived from customers outside of the U.S. in the nine months ended of September 30, 2016 and October 2, 2015 represented approximately 56% and 52% of our revenue, respectively. Although no assurance can be given with respect to international sales growth in any one or more regions, we expect that international revenue will likely continue to represent, from year to year, a majority, and potentially increasing, percentage of our annual revenue for the foreseeable future. A significant percentage of our revenue is generated from sales to resellers, value-added resellers (“VARs”) and systems integrators, particularly in emerging market countries. Furthermore, a significant percentage of our employees are based in our international offices and locations, and most of our contract manufacturing occurs outside of the U.S. In addition, we outsource a portion of our research and development activities to certain third party partners with development centers located in different countries, particularly Ukraine and India.

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

• compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and/or similar anti-corruption and anti-bribery laws, particularly in emerging market countries and import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products and solutions in certain foreign markets, and the risks and costs of non-compliance;

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

Historically, a significant portion of our revenue has been derived from relatively few customers, due in part to the consolidation of the ownership of cable television and direct broadcast satellite system companies. Sales to our top ten customers in the nine months ended September 30, 2016 and October 2, 2015 accounted for approximately 30% and 34% of revenue, respectively. Although we have broadened our customer base by further penetrating new markets and expanding internationally, we expect to see continuing industry consolidation and customer concentration.

No customers accounted for more than 10% of our revenue in the nine months ended September 30, 2016. In the nine months ended October 2, 2015, Comcast accounted for approximately 13% of our revenue, and further consolidation in the cable industry could lead to additional revenue concentration for us. The loss of Comcast or any other significant customer, any material reduction in orders by Comcast or any other significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect, either long term or in a particular quarter, our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more relatively large individual transactions. A decrease in the number of the relatively larger individual transactions in which we are involved in any quarter could materially and adversely affect our operating results for that quarter.

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

In addition to the risks outlined above, the success of the TVN acquisition will depend, in part, on our ability to successfully integrate TVN’s business and operations, including the successful implementation of the Harmonic 2016 Restructuring Plan and the TVN VDP to streamline our corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the TVN acquisition, address product and customer overlaps between the two entities and fully realize the anticipated benefits and potential synergies from combining our business with TVN’s business. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. Additionally, the integration process could result in the loss of key employees or key customers, decreases in revenues and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the acquisition and could have an adverse effect on our business, operating results and financial condition. Further, if we are unable to successfully receive payment of any significant portion of TVN’s existing French R&D tax credit receivables from the French tax authority as expected, or are unable to successfully apply for or otherwise obtain the financial benefit of new French R&D tax credits in future years, our ability to achieve the anticipated benefits of the acquisition as well as our business, operating results and financial condition could be adversely affected.

As of September 30, 2016, we had approximately $239.9 million of goodwill recorded on our balance sheet associated with prior acquisitions. In the event we determine that our goodwill is impaired, we would be required to write down all or a portion of such goodwill, which could result in a material non-cash charge to our results of operations in the period in which such write-down occurs.

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

As of September 30, 2016, we had 891 employees in our international operations, representing approximately 63% of our worldwide workforce. Our ability to manage our business effectively in the future, including with respect to any future growth, our operation as both a hardware and increasingly software-centric business, the integration of any acquisition efforts such as our recent acquisition of TVN, and the breadth of our international operations, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve and evolve our operational, financial and management systems. There can be no assurance that we will be successful in any of these efforts, and our failure to effectively manage our operations could have a material and adverse effect on our business, operating results, cash flows and financial condition.

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

As of September 30, 2016, we maintained facilities in Israel with a total of 182 employees, or approximately 13% of our worldwide workforce. Our employees in Israel engage in a number of activities, including research and development, product development, and supply chain management for certain product lines and sales activities.

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

At September 30, 2016, we held 69 issued U.S. patents and 42 issued foreign patents, and had 90 patent applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we can give no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We can give no assurances that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Following the tender offer, we resumed purchases under our stock repurchase program. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of September 30, 2016, we had purchased an aggregate of $254.3 million of our common stock under this program, including under the tender offer. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions and projected cash positions. The program was suspended prior to the announcement of the tender offer, and may be suspended or discontinued at any time in the future without prior notice.

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

We are subject to import and export control and trade and economic sanction laws and regulations that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export control laws, and may be exported outside the U.S. only with the required export license or through an export license exception, in most cases because we incorporate encryption technology into our products. We are also subject to U.S. trade and economic sanction regulations which include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products, or could limit our customers’ ability to implement our products, in those countries. Although we take precautions to prevent our products and services from being provided in violation of such laws, our products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. Additionally, our business and operating results be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.

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

We believe that our existing cash and short-term investments of approximately $52.7 million at September 30, 2016, even as it may be reduced through possible future repurchases of our common stock under the stock repurchase program discussed above, will satisfy our cash requirements for at least the next 12 months. However, we may need to raise additional funds to take advantage of presently unanticipated strategic opportunities, satisfy our other cash requirements from time to time, or strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as weakness in the economic conditions in markets in which we sell our products and continued uncertainty in financial, capital and credit markets. There can be no assurance that equity or debt financing will be available to us on reasonable terms, if at all, when and if it is needed.

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
There were no stock repurchases in the nine months ended September 30, 2016 and the remaining authorized amount for stock repurchases under this program was $45.7 million as of September 30, 2016.
On September 26, 2016 the Company granted a warrant to purchase shares of common stock of the Company to Comcast pursuant to which Comcast may purchase up to 7,816,162 shares of the Company’s common stock, par value $0.001 per share, subject to adjustment in accordance with the terms of the Warrant, for a per Share exercise price of $4.76, which was the weighted-average trading price of the Company’s common stock for the 10 trading days prior to the issue date.
Comcast’s right to exercise the Warrant is subject to certain vesting triggers relating to the execution of the Warrant, certain pricing elections by Comcast, the successful completion of field trials of certain of the Company’s products, and certain payments by Comcast for the Company’s products and services. The offer and sale of such securities were made only to “accredited investors” (as defined by Rule 501 under the Securities Act) in reliance upon exemptions from registration under the Securities Act afforded by Section 4(a)(2) of the Securities Act and corresponding provisions of state securities laws. Reliance on Section 4(2) is based on the nature of the offering and sale and the representations made by Comcast in the Warrant with respect to its investment experience and intent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

4.1(i)†	Warrant to Purchase Shares of Common Stock of Harmonic, Inc.

10.1(ii)	Registration Rights Agreement, dated September 26, 2016, by and between the Company and Comcast.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes:

(i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and October 2, 2015 (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and October 2, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and October 2, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

(i)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.

(ii)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 26, 2016.

†    Registrant has omitted portions of this exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

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
Date: November 9, 2016